Form 10-K405
ALATENN RESOURCES INC
filed 1995-03-31
CIK 701288

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K405

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994       COMMISSION FILE NUMBER 0-10763
                                                                         -------
                            ALATENN RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           ALABAMA                                       63-0821819
-------------------------------                    ----------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

POST OFFICE BOX 918, FLORENCE, ALABAMA                     35631
--------------------------------------             ----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (205) 383-3631

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:         NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK (PAR VALUE $0.10 PER SHARE)
                    ----------------------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                             YES   X      NO
                                 ----        ----

ESTIMATED AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
NONAFFILIATES OF THE REGISTRANT AT FEBRUARY 28, 1995                 $35,347,760

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
AT FEBRUARY 28, 1995                                            2,115,484 SHARES

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]


                      DOCUMENTS INCORPORATED BY REFERENCE

PARTS I, II AND IV OF THIS REPORT INCORPORATE BY REFERENCE CERTAIN PORTIONS OF THE REGISTRANT'S 1994 ANNUAL REPORT TO SHAREHOLDERS.

PART III OF THIS REPORT INCORPORATES BY REFERENCE THE REGISTRANT'S PROXY STATEMENT RELATING TO THE 1995 ANNUAL MEETING OF SHAREHOLDERS.

                            ALATENN RESOURCES, INC.


                                   FORM 10-K


                                ANNUAL REPORT TO

                     THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 1994


                               TABLE OF CONTENTS

ITEM                                                                                                       PAGE
----                                                                                                       ----
                              PART I.

  1. Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
  2. Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
  3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16
  4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . .        16


                              PART II.

  5. Market for Registrant's Common Equity and
       Related Shareholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19
  6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19
  7. Management's Discussion and Analysis of Financial
       Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19
  8. Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . .         20
  9. Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . .         20


                              PART III.

 10. Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . .         20
 11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20
 12. Security Ownership of Certain Beneficial Owners
       and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21
 13. Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . . . .         21


                              PART IV.

 14. Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22


                            ALATENN RESOURCES, INC.

                                     PART I

ITEM 1 - BUSINESS

         GENERAL

         AlaTenn Resources, Inc. (AlaTenn or the Company) was incorporated in the state of Alabama in 1982 in connection with a reorganization of Alabama-Tennessee Natural Gas Company (Alabama-Tennessee) which was founded in 1944 and which has been in operation since 1950. AlaTenn is a diversified holding company which is engaged in two lines of business: (1) energy - natural gas transmission and marketing, primarily through the provision of natural gas service in the lower Tennessee Valley area and (2) the manufacture of products for the health care industry. During 1994, the Company was the sole owner of five natural gas transmission companies, a natural gas marketing company, two natural gas distribution companies and one company which was engaged in oil and gas exploration through its participation in a limited partnership. Also, in 1994 the Company, through RIC Acquisition Corporation, a wholly-owned subsidiary of the Company formed to effect the acquisition, purchased the business of Ryder International Corporation, a manufacturer of health care products.

         The Company's principal pipeline subsidiary, Alabama-Tennessee, is an interstate natural gas pipeline company engaged in the transportation of natural gas in the Tennessee Valley. Its main pipeline extends from Selmer, Tennessee approximately 130 miles across northern Mississippi and Alabama to Huntsville, Alabama. This system includes approximately 288 miles of pipeline and two compressor stations.

         Because it is engaged in the transportation of natural gas in interstate commerce, Alabama-Tennessee is a "natural gas company" as defined in the Natural Gas Act of 1938. As such, it is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC), which jurisdiction includes the power to regulate Alabama-Tennessee's rates on the transportation of natural gas for its customers, as well as the power to authorize the construction and operation of certain new facilities.

         Tennessee River Intrastate Gas Company, Inc. (TRIGAS), one of the Company's intrastate pipeline subsidiaries, completed construction in 1990 of a 38-mile, 10-inch pipeline that extends from Barton, Alabama to Courtland, Alabama. In 1990, TRIGAS entered into a long-term agreement to transport natural gas to an industrial customer in the Courtland, Alabama area. In 1993, this customer increased its existing contract for a three-year period by approximately 70%.

         AlaTenn Energy Marketing Company, Inc. (ATEMCO) is the Company's natural gas marketing subsidiary. ATEMCO buys natural gas primarily on the spot market and sells that natural gas to customers on the Company's interstate and intrastate pipelines, as well as to off-system customers. As part of its services, ATEMCO evaluates customers' supply requirements, locates natural gas supplies and negotiates and manages contracts for those customers. ATEMCO also can arrange for the use of its customers' excess gas storage and transportation rights by others, generating savings for its customers.

         Two of the Company's subsidiaries, Central Gas Company (Central) and Tennessee River Development Company (Tennessee River), operated natural gas distribution systems in Alabama prior to May 3, 1991, when both subsidiaries sold substantially all their distribution assets to the City of Florence, Alabama. Since that time, both subsidiaries have transported or sold natural gas to the City of Florence for resale to its customers.

         Hardin County Gas Company, an AlaTenn distribution subsidiary, serves approximately 140 customers in Hardin County, Tennessee. In 1994, North Mississippi Natural Gas Corporation, which is also an AlaTenn distribution subsidiary sold substantially all of its distribution assets to a former customer and is not active at the current time.

         Vulcan Oil and Gas Company (Vulcan) is a wholly owned subsidiary of AlaTenn engaged in oil and natural gas exploration through its participation as a limited partner in Lima Resources Associates
         (Lima). Vulcan did not make any additional investments in Lima during 1994, its thirteenth year as a limited partner. As of December 31, 1992, the total investment in Lima had been written off by the Company, and Vulcan is under no obligation to invest any additional funds in the limited partnership. The Company does not anticipate any significant income in the future from Lima's operations.

         In recent years, changes in the nature of Alabama-Tennessee's business attributable in large part to significant regulatory changes in the natural gas industry contributed to the emergence of ATEMCO as the Company's primary marketer of natural gas. For the past several years, ATEMCO has been the primary seller of natural gas for the Company. Sales by ATEMCO constituted 72%, 68% and 74% of the Company's total revenues for the years 1994, 1993 and 1992, respectively. However, due to the relatively small margins on such sales, ATEMCO's contribution to the Company's net income was significantly less than its percentage of the Company's total revenues for each of the three years.

         Also, as a result of these regulatory changes, Alabama-Tennessee's customers have increasingly utilized Alabama-Tennessee to provide transportation services rather than sales services and have utilized other companies, including ATEMCO, for the purchase of their natural gas supplies. While this change in the nature of its business has had an adverse impact on Alabama-Tennessee, ATEMCO has benefitted from the open-access status of Alabama-Tennessee and other pipelines and has made significant contributions to the Company's revenues and net income during the last three years. Also, TRIGAS contributed materially to the Company's earnings in 1994, 1993 and 1992 as a result of deliveries through its pipeline.

         On April 19, 1994, the Company through RIC Acquisition Corporation, a wholly-owned subsidiary of the Company formed to effect the acquisition, purchased the business of Ryder International Corporation by acquiring its assets, excluding cash and receivables, and assuming substantially all of its liabilities. The Company paid to Ryder International Corporation, including post-closing adjustments, $11.1 million in cash, issued a promissory note in the principal amount of $1.0 million and assumed liabilities totaling $2.2 million, for a total purchase price of $14.3 million. Following the closing, RIC Acquisition Corporation's name was changed to Ryder International Corporation (Ryder). Ryder is principally engaged in the design, development, manufacture and sale of proprietary products for the health care industry, including disposable or semi-disposable soft contact lens storage and disinfection systems and diagnostic products sold primarily by major health care companies.

         In 1994, the Company formed AlaTenn Pipeline Company Inc., which has agreed in principle with an industrial gas producer to construct and operate a 23-mile, 8-5/8" high pressure steel pipeline to transport gaseous oxygen to a large industrial customer in North Alabama.

         Beginning in 1994, with the acquisition of Ryder, the Company classifies its continuing operations into two industry segments, energy and health care products. Unless the context otherwise requires, references in this report to AlaTenn or the Company mean AlaTenn Resources, Inc. and its subsidiaries.

         Additional information respecting certain of the above matters is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to shareholders incorporated herein by reference.

         REVENUES

         During 1994, 1993 and 1992, Alabama-Tennessee accounted for 14%, 30% and 24% of total revenues, respectively. ATEMCO accounted for 72%, 68% and 74% of revenues during these same periods. The table below summarizes total revenue and delivered volumes for the Company's pipelines as well as for its natural gas marketing and other subsidiaries.

                                             1994                       1993                      1992
                                      ---------------------     ---------------------     --------------------
                                      Revenue       Volume      Revenue       Volume      Revenue       Volume
                                      ($000)       (MMMBtu)     ($000)       (MMMBtu)     ($000)       (MMMBtu)
                                      -------      --------     -------      --------     -------      --------
         ENERGY
         ------
          Natural Gas Transportation
          --------------------------
           Interstate Pipelines         8,764       32,637        4,702       32,186        2,748       32,861
           Intrastate Pipelines         2,285        9,461        1,823       10,111        1,802        8,689
                                      -------      -------      -------      -------      -------      -------
                                       11,049       42,098        6,525       42,297        4,550       41,550
                                      -------      -------      -------      -------      -------      -------


          Gas Marketing and
          Other Sales                  52,396       23,350      112,497       38,088      117,101       46,993
          -----------                 -------      -------      -------      -------      -------      -------

           Marketing Volumes
           Included in Pipeline
           Transportation Volumes                  (19,925)                  (33,538)                  (38,436)


         HEALTH CARE PRODUCTS           7,460         N/A              0        N/A             0         N/A
         --------------------         -------      --------      -------     -------      -------      --------

         Total                         70,905       45,523      119,022       46,847      121,651       50,107
                                      =======      =======      =======      =======      =======      =======

         During 1994, gas marketing sales by ATEMCO totaled 22.5 million MMBtu of natural gas, a decrease of 11.9 million MMBtu from the 1993 volume of 34.4 million MMBtu. Related revenues decreased to $51.5 million in 1994, a reduction of $30.0 million from 1993. These decreases in volumes and revenues were due to the loss of certain ATEMCO customers in late 1993, as described below, three of which have since returned to ATEMCO for sales services. The decreases in revenues and volume between years were partially offset by an increase of approximately
         1.8 million MMBtu and $2.1 million in revenues from off-system sales. The decrease in revenues was also attributable to a decrease in the price of natural gas purchased and sold. Natural gas prices decreased by approximately 14% in 1994 compared with 1993. Gas marketing sales in 1993 totaled 34.4 million MMBtu of natural gas, a decrease of 11.3 million MMBtu from the 1992 volume of 46.3 million MMBtu. Related revenues decreased to $81.5 million in 1993, a reduction of $9.4 million from 1992. Approximately 7.1 million MMBtu and $13.5 million in revenues of such decreases between years are attributable to a reduction in off-system sales. This decrease in revenues from 1992 was partially offset by an increase in the price of natural gas purchased and sold. For a description of recent changes in ATEMCO's contractual relationship with certain of its municipal customers, see "Competition" below.

         Alabama-Tennessee receives a fee for transportation services to its customers which is set by the FERC. However, the transportation fee is much lower than the total consideration Alabama-Tennessee otherwise received in prior periods when it provided a bundled sales and transportation service because the cost of natural gas is not included when only transportation service is provided. During 1994, 1993 and 1992, almost all volumes delivered through Alabama-Tennessee's pipeline were transportation volumes. In 1993, as a result of changes in the natural gas industry brought about by FERC Order 636, Alabama-Tennessee's sales customers converted their firm sales service on Alabama-Tennessee to firm transportation service, and also acquired Alabama-Tennessee's firm capacity on Tennessee Gas Pipeline Company
         (TGP), an upstream pipeline. The conversion of sales service to transportation service along with the upstream assignments resulted in decreased revenues by Alabama-Tennessee because (1) transportation service does not include a gas cost component as does a bundled sales and transportation service and (2) the assignment of upstream capacity on TGP required those customers to pay TGP directly, thereby removing those revenues from Alabama-Tennessee.

         During 1994, 1993 and 1992, ATEMCO sold approximately 50%, 74% and 92%, respectively, of the natural gas delivered on the Company's pipelines, enabling the Company in 1993 and 1992 to maintain sales levels on its pipelines comparable to those prior to the implementation of open-access transportation service (see Regulation). However, on November 1, 1993, ATEMCO's contract with the municipal customers on the Company's pipeline system terminated and some of those customers chose to make other arrangements for gas supply, using a marketing company other than ATEMCO. Three of those customers, however, have since begun using ATEMCO again. Those customers formerly contracting with ATEMCO for their gas supply which are now utilizing different marketing companies accounted for 29% of the Company's revenues, but only $0.1 million of the Company's net income, for the twelve-month period ended October 31, 1993. Also, as a result of increased deliveries to an industrial customer which could not obtain alternate fuels due to the flooding on the Mississippi River, Alabama-Tennessee was able to increase its deliveries in 1993 above prior year levels. Increased deliveries to an industrial customer on the TRIGAS pipeline also resulted in a substantial increase in deliveries in 1993 through that pipeline.

         In 1994, two industrial customers, Champion International Corporation and Amoco Chemicals Corporation, accounted for approximately 32% and 12%, respectively, of the Company's operating revenues. For information regarding recent developments related to the City of Decatur, see "Competition" below.

         Approximately 59% of Alabama-Tennessee's natural gas throughput in 1994 was delivered to 17 municipal customers serving 28 communities, including several industrial customers located within those communities. Alabama-Tennessee serves most of the communities extending from Selmer, Tennessee to Huntsville, Alabama, including portions of northeast Mississippi, the Muscle Shoals area of northwest Alabama, and Athens, Decatur and Huntsville, Alabama. The remaining 41% of Alabama- Tennessee's throughput was delivered directly to 6 industrial users. Approximately 99% of TRIGAS's throughput was delivered to one industrial customer while the remaining 1% was delivered to a single resale customer.

         Alabama-Tennessee's business is seasonal in nature and is strongly influenced by weather conditions. Natural gas deliveries on Alabama-Tennessee's pipeline system tend to be higher in the winter months due to increased consumption for residential heating. Natural gas deliveries during the summer months decline as a result of lower residential usage. Sales by ATEMCO to municipal customers on the Company's pipelines also tend to be seasonal in nature, while sales to industrial users are not normally impacted by weather changes.
         TRIGAS, the Company's intrastate pipeline, is less subject to such seasonal fluctuations because the majority of its deliveries are to two industrial users whose usage does not change as a result of weather conditions.

         Ryder, the Company's health care products subsidiary, is engaged in the design, development , manufacture and sale of proprietary products used in the health care industry. Ryder's products are generally manufactured through an injection molding process, using state-of-the-art equipment. These products include disposable and semi-disposable soft contact lens storage and disinfection systems which are marketed to major health care companies worldwide in conjunction with their name-brand products. Ryder also produces a range of diagnostic devices, including products used in blood analysis, tissue biopsies and microbiological testing which major health care companies market and distribute to hospitals, clinics, surgical centers, physicians and other health care providers. Ryder develops working models or prototypes that allow its customers to test products in their own markets. As a result of its development of various products and engineering solutions, Ryder currently holds more than 100 design and use patents. Ryder relies on patents and contracts to protect its proprietary technology. Ryder generally enters into confidentiality agreements with its employees, consultants and customers and limits access to and distribution of its documentation and other proprietary information. In 1994, Ryder spent approximately $.5 million for research and development of new products or improvements to existing product lines. Typically, Ryder bears the expense of the product-development phase and then enters into long-term contracts with its customers which allow Ryder to retain exclusive world-wide manufacturing rights to the products it has developed. Ryder employs a limited number of sales persons who make direct contact with potential customers who may have need of Ryder's services. Currently, more than 20% of Ryder's products are shipped to international markets.

         For additional financial information regarding each operating segment, see Note 12 of Notes to Consolidated Financial Statements contained in the Company's 1994 Annual Report to shareholders incorporated herein by reference.

         AVAILABILITY OF NATURAL GAS SUPPLY AND RAW MATERIALS

         Alabama-Tennessee's historical supplier of natural gas under firm contract until the implementation of FERC Order 636 (See Regulation)
         was TGP, a subsidiary of Tenneco, Inc.   In November 1993,
         Alabama-Tennessee assigned all of its firm transportation and storage entitlement on the TGP system to its resale customers. By so doing, Alabama-Tennessee gave those customers the ability to obtain gas supplies from various suppliers and to transport such supply on a firm basis on the TGP system to Alabama-Tennessee for ultimate delivery to the resale customers' facilities.

         On September 1, 1993, Alabama-Tennessee converted the balance of its capacity on TGP to firm transportation service as a result of regulatory changes requiring the implementation by TGP of FERC Order 636, which resulted in the "unbundling" of sales and transportation service on regulated pipelines. Effective September 1, 1993, Alabama-Tennessee also implemented Order 636 allowing its customers to convert firm sales capacity on Alabama-Tennessee to firm transportation service. Alabama-Tennessee, as required by Order 636, assigned to its customers the firm transportation service which it held on TGP, giving its customers firm transportation service on both Alabama-Tennessee and its upstream pipeline. The assignment of these firm transportation and storage rights enhanced these customers' flexibility in acquiring and maintaining gas supplies by allowing them to benefit from recent changes in the natural gas industry (see Regulation).

         During 1994, transportation services by Alabama-Tennessee constituted 100% of its throughput. As a result of FERC Order 636, as noted above, Alabama-Tennessee will have no future obligation to provide a sales service to its customers.

         ATEMCO, the Company's marketing subsidiary, generally purchases natural gas on the spot market, but has contracted for longer-term supplies as required to meet its commitments to its customers. In all cases in which ATEMCO contracts for long-term supplies, matching long-term sales contracts are also obtained that allow ATEMCO to serve as a conduit between the producer and the end-user of the natural gas without incurring the risk of shortfalls in either the demand or supply. These spot market and long-term arrangements should provide ATEMCO with an adequate supply of natural gas in 1995.

         In 1990, ATEMCO entered into a 15-year contract with a producer to purchase up to 20,000 MMBtu of natural gas per day. ATEMCO obtained this supply to meet a matching sales obligation with an industrial customer. During 1993, this industrial customer increased its supply requirements by 9,000 MMBtu per day. At that time, ATEMCO entered into new agreements with a natural gas producer to secure a source of supply to meet this increased obligation (see Revenues).

         Ryder purchases high-grade resin and other minor components for its manufacturing process from various suppliers. The resin is a readily available material and, while Ryder is selective in its choice of suppliers, it believes that there are no significant restrictions or limitations on supply.

         COMPETITION

         Except for natural gas deliveries to four municipal customers and one industrial customer from other intrastate pipelines, Alabama-Tennessee's and TRIGAS's pipelines currently are the only pipelines utilized by their customers to access upstream pipelines and supplies of natural gas. The principal competitive fuels for industrial and commercial purposes are coal and fuel oil. Electricity is the main competition for residential uses.

         In the past, Alabama-Tennessee's profitability was a function of its ability to sell natural gas as a merchant. As a result of changes adopted by the FERC which required pipelines to offer equal access to their pipelines to all customers, Alabama- Tennessee was under pressure to reduce sales margins on sales to industrial customers in 1987 and 1988 and to provide lower-margin transportation services for industrial customers which chose to buy natural gas directly from third parties. Also, as a result of FERC Order 636, Alabama-Tennessee was required to substitute firm transportation service for its firm sales service to its industrial customers, effective September 1, 1993. These substitutions have resulted in reductions in margins on Alabama-Tennessee as these customers will pay only FERC regulated transportation rates. As these customers have converted their firm sales entitlement to firm transportation service, ATEMCO has generally been able to negotiate contracts with certain of these customers to maintain a portion of the sales margins previously earned by Alabama-Tennessee.

         ATEMCO buys and resells natural gas primarily on the spot market, resulting in a gross margin equal to the difference between the purchase price and the resale price of such gas. ATEMCO has a long-term agreement to supply natural gas for a plant expansion on the TRIGAS pipeline. Almost all of ATEMCO's other contracts are shorter-term agreements. Through its knowledge of the industry and contacts with industry personnel, ATEMCO identifies potential natural gas markets, contracts for the sale of natural gas to these markets, contracts for the purchase of natural gas from suppliers and arranges for the transportation of the natural gas over one or more pipeline systems. ATEMCO's success is highly dependent upon its ability to find and market competitively-priced natural gas.

         Regulatory changes culminating with FERC Order 636 have given customers on Alabama-Tennessee's pipeline system increased flexibility over the past few years in contracting directly with producers and marketing companies for their natural gas supplies. ATEMCO's service contracts with its municipal customers on Alabama-Tennessee's pipeline system terminated as of October 31, 1993 and on November 1, 1993, ATEMCO entered into new two-year contracts with several of these municipal customers. Of those municipal customers who opted to contract with other natural gas suppliers, three have since returned to ATEMCO. Regulatory changes have enabled ATEMCO to provide certain new services, the income from which should more than offset the decline in net income attributable to the loss of some of its customers.

         The City of Decatur, which accounted for approximately 16% of Alabama-Tennessee's pipeline throughput in 1994, received authorization from the FERC in 1994 to connect directly to TGP via a proposed 37-mile pipeline to be constructed and operated by Decatur, and thereby bypass Alabama-Tennessee's facilities. Should Decatur construct the pipeline and by-pass Alabama- Tennessee's pipeline system, Alabama-Tennessee would attempt to resell Decatur's capacity to other customers and would be permitted by the FERC to seek from Alabama-Tennessee's remaining customers the revenues lost as a result of this by-pass. The FERC has also granted authorization for three of Decatur's major industrial customers to obtain natural gas service directly from Alabama-Tennessee, thus bypassing Decatur. As of the end of 1994, one of these customers, Monsanto Company, had already begun to receive service directly from the Company. This bypass of Decatur, and similar bypasses, would have the effect of reducing or eliminating the adverse impact of the municipality's by-pass of Alabama-Tennessee's pipeline system.

         Ryder, the Company's health care products subsidiary, manufactures products for certain major health care companies and is dependent on several customers for the majority of its sales. The loss of one or more of these customers would have a material adverse impact on the health care products segment of the Company. Also, the fact that Ryder's products are somewhat limited in number and normally are only a component of the ultimate product sold by Ryder's customers, requires Ryder to be continually attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. Depending on the product and the nature of the project, Ryder competes on the basis of its ability to provide engineering and design expertise as well as on the basis of product
         and price.   Ryder believes that its expertise and reputation for
         quality products have allowed it to compete favorably with respect to each such factor and to maintain long-term relationships with these customers.

         To the extent that each Ryder product is sold to a single customer, Ryder is dependent on the ability of that customer to sell its products, of which Ryder's products are a component. Therefore, Ryder seeks to choose highly successful companies with which to do business. This risk is somewhat minimized by Ryder's ability to obtain long-term exclusive manufacturing rights while its customers have long-term marketing rights.

         REGULATION

         Alabama-Tennessee is subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates pipeline safety requirements, and to the National Environmental Policy Act and other environmental legislation. Alabama-Tennessee has a continuing program of inspection designed to keep all of its facilities in compliance with environmental and pipeline safety requirements.

         Also, as an interstate natural gas pipeline company, Alabama-Tennessee is subject to the jurisdiction of the FERC (under the Natural Gas Act of 1938 and other federal legislation) with respect to interstate sales and transportation of natural gas, certain rates and charges, construction of new facilities, extension or abandonment of services and facilities, accounts and records, depreciation and amortization policies and certain other related matters. Alabama-Tennessee holds certificates of public convenience and necessity issued by the FERC authorizing it to construct and operate all pipelines, facilities and properties which it now operates, and to transport natural gas in interstate commerce in instances where such certificates are required. As necessary, Alabama-Tennessee files with the FERC applications for changes in its transportation rates and charges which are designed to allow it to recover its costs of providing such services to its customers, as well as a reasonable return on its investment. These rates are normally allowed to become effective, subject to refund, until such time as the FERC determines the just and reasonable rates.

         On April 1, 1993, Alabama-Tennessee increased its jurisdictional rates from rates that had been in effect since April 1, 1990. This rate increase was agreed to in an uncontested settlement with Alabama-Tennessee's customers which the FERC has approved. As a result of this settlement, Alabama-Tennessee realized an increase in its jurisdictional revenue of approximately $400,000 per year which was offset by the lower recovery of certain demand charges, resulting in a net decrease of approximately $350,000 per year compared with actual jurisdictional revenues realized in the 12 months ended May 31, 1992, the base period used in the rate filing.

         During the past few years, the FERC has issued a series of orders which have resulted in significant changes in the natural gas industry. The primary thrust of these new orders has been to bring increased competition to the transportation and sale of natural gas in interstate commerce. Among other things, the regulations promulgated by the FERC: (1) require interstate pipelines that provide self-implementing transportation to do so for all other shippers on a nondiscriminatory basis ("open-access transportation"); (2) require open-access pipelines to establish rates which remove incentives favoring the pipeline's merchant function; (3) permit the customers of open-access pipelines to convert firm sales entitlement to firm transportation service; and (4) make available to pipelines an optional expedited certificate process to institute new services and to construct and operate facilities relating to those new services, provided that the pipelines file for and accept a blanket transportation certificate to perform open-access transportation and that the pipeline assume certain market risks.

         During 1992, the FERC issued Order Nos. 636, 636-A and 636-B, (collectively referred to as the "Restructuring Rule"). Under the Restructuring Rule, which is pending review by certain federal appellate courts, all interstate natural gas pipelines were required to make a number of changes in the structure of the services which they provide prior to the end of 1993. Among other things, the Restructuring Rule required interstate pipelines to revise their tariffs to reflect a separating or "unbundling" of their sales services from their transportation services and the provision of all transportation services on a basis that is equal in quality for all natural gas supplies, whether purchased from the pipeline or from any other natural gas supplier. The Restructuring Rule also provides that pipelines would be allowed to collect from their customers the prudently incurred "transition costs" associated with the changes required by these orders, including gas supply realignment costs.

         Alabama-Tennessee implemented restructured services on its system as of September 1, 1993 in compliance with the FERC's orders under the Restructuring Rule.

         From 1988 through 1992, Alabama-Tennessee's firm supplier of natural gas, TGP, passed on to its customers certain take-or-pay costs paid to its producers. During the same period, Alabama-Tennessee sought to recover from its customers the take-or-pay costs passed through to it by TGP. In accordance with the allocation method required by the FERC at the time, the Company recorded a provision of $6.4 million, net of income taxes, in 1989 for its estimate of the nonrecoverable portion of its take-or-pay obligation. However, changes in the allocation methodology employed by the FERC and agreements with customers in 1991 resulted in a favorable after-tax adjustment of $3.4 million in the estimate for non-recoverable take-or-pay expense. Based on this favorable adjustment and a favorable settlement with the Internal Revenue Service in 1993 concerning the Company's treatment of take-or-pay payments and collections in certain tax returns, the Company recorded income in 1993 of $3.6 million, reduced by income taxes of $1.3 million.

         As a result of the payments made by Alabama-Tennessee to TGP since 1988, Alabama-Tennessee has reduced its ultimate take-or-pay obligation to TGP by $22.3 million through December 31, 1994. As of that date, Alabama-Tennessee had an unpaid balance owed to TGP, under the settlement, of $0.7 million, including interest.

         For more information on take-or-pay matters, see Note 4 of Notes to Consolidated Financial Statements contained in the Company's 1994 Annual Report to shareholders incorporated herein by reference.

         The facilities of Ryder, the Company's health care products subsidiary, are registered with the Food and Drug Administration
         (FDA). All of Ryder's medical products are manufactured in accordance with Good Manufacturing Practices as set forth in the Food, Drug and Cosmetic Act of 1938. The FDA does not establish or regulate price levels for products manufactured by Ryder.

         TRIGAS, the Company's intrastate pipeline subsidiary, is subject to the jurisdiction of the Alabama Public Service Commission (APSC), as are Central Gas Company and Tennessee River Development Company.

         Hardin County Gas Company and North Mississippi Natural Gas Corporation are subject to the jurisdiction of the Tennessee Public Service Commission and the Mississippi Public Service

         Commission, respectively. There are no material proceedings before these state commissions involving these companies.

         Additional regulatory information is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to shareholders incorporated herein by reference.

         PEOPLE

         At December 31, 1994, the Company had 159 full-time employees, 40 of which are employed by Alabama-Tennessee. AlaTenn and its energy related subsidiaries of the Company are managed and operated by Alabama-Tennessee's employees and have no employees of their own. Ryder employs 119 full time employees in the health care products segment.

         Employee relations are good and there has not been any work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.



ITEM 2 - PROPERTIES

         The headquarters of the Company and its subsidiaries are located in a Company-owned office building in Sheffield, Alabama.

         Alabama-Tennessee has approximately 288 miles of transmission pipeline and two compressor stations. Its primary transmission pipeline extends from an interconnection with TGP's pipeline near Selmer, Tennessee approximately 130 miles eastward across northern Mississippi and Alabama to Huntsville, Alabama. The system interconnects with TGP's Kinder- Portland line near Corinth, Mississippi and its Delta-Portland line near Barton, Alabama. The system also interconnects with the Columbia Gulf Transmission Pipeline near Corinth and with the Texas Eastern Transmission Pipeline near Barton. Pipe sizes range from 2-inch to 16-inch, including 74 miles of 12-inch, 97 miles of 10-inch, 48 miles of 8-inch, 51 miles of 6-inch and 18 miles of various other diameters. These transmission pipelines are located primarily on rights-of-way held under easement, license or permit on lands owned by others. None of Alabama-Tennessee's properties is subject to any liens. Alabama-Tennessee's pipeline system is certificated by the FERC to deliver approximately 133,000 MMBtu per day of natural gas to its customers.

         TRIGAS has 38 miles of 10-inch pipeline, extending from Barton, Alabama to Courtland, Alabama.

         Ryder's manufacturing facilities are located on a 67-acre campus in Arab, Alabama. Ryder has three office buildings which house administrative, engineering and design operations and which jointly contain approximately 27,000 square feet of work space. The manufacturing facility, situated on the same location, contains approximately 112,000 square feet of manufacturing space.

         During 1991, two of the Company's distribution subsidiaries, Central Gas Company and Tennessee River Development Company, sold substantially all of their distribution pipeline service lines to the City of Florence, Alabama. The Company's two remaining natural gas distribution subsidiaries have 11 miles of distribution pipeline. The Company's investment in these systems at original cost is approximately $300,000.

         For further information on Properties, see System Map included herewith as Exhibit 99.

ITEM 3 - LEGAL PROCEEDINGS

         For information concerning regulatory proceedings, see Item 1 above under the caption "Regulation" and see Note 3 of the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to shareholders incorporated herein by reference.

         There were no other material pending legal proceedings to which the Company or any of its subsidiaries was a party, or of which any of their property was the subject, as of December 31, 1994.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

         EXECUTIVE OFFICERS OF THE COMPANY



         NAME                                      AGE               TITLE
         ----                                      ---               -----
         Jerry A. Howard                           52      Chairman of the Board, President and Chief Executive Officer of the
                                                           Company and of Alabama-Tennessee Natural Gas Company and Chairman of the
                                                           Board or President of all other subsidiaries.

         George G. Petty                           54      Vice President-Finance, Chief Financial Officer and Secretary-Treasurer
                                                           of the Company and of Alabama-Tennessee Natural Gas Company.

         Jeffery Strickland                        36      Vice President-Corporate Development, Asst. Secretary and Asst. Treasurer
                                                           of the Company and Vice President-Planning of Alabama-Tennessee Natural
                                                           Gas Company.

         Gus Magrini                               42      President and Secretary of AlaTenn Energy Marketing Company, Inc.

         Richard Rabenau                           53      President and Secretary of Ryder International Corporation

         The persons who are identified as executive officers of the Company currently serve as officers of the Company or of Alabama-Tennessee, Ryder International Corporation or of AlaTenn Energy Marketing Company, Inc. or of both the Company and Alabama-Tennessee. The officers of the Company and Ryder International Corporation, Alabama-Tennessee and AlaTenn Energy Marketing Company are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of shareholders of such entities. Accordingly, the terms of office of the current officers of the Company and of Alabama-Tennessee are due to expire on May 1, 1995 when such meetings of the Boards of Directors of the Company and of Alabama-Tennessee are scheduled to be held or when their successors are elected.

         There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected. There are no family relationships between any of the executive officers or directors.

         There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officers during the past five years.

         BRIEF ACCOUNT OF THE BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

         Except as noted below, the above listed executive officers have served in the positions indicated above for more than the past five years.

         Mr. Howard has served as Chairman of the Board, President and Chief Executive Officer of the Company and of Alabama- Tennessee and Chairman of the Board and President of all other subsidiaries, except for AlaTenn Energy Marketing Company, Inc. for more than five years, except for his position as Chairman of the Board of the Company, which position became effective in January 1991. Mr. Howard also serves as Chairman of the Board for AlaTenn Energy Marketing Company, Inc. and served as its President and Chief Executive Officer until May, 1992. Mr. Howard has also served as Chairman of the Board of Ryder International Corporation since April, 1994.

         Mr. Strickland has served as Vice President-Corporate Development since May 1992 and as Assistant Secretary and Assistant Treasurer of the Company since May 1990. Mr. Strickland served as Director of Planning of the Company from December 1988 until May 1992. Mr. Strickland has served as Vice President-Planning of Alabama-Tennessee since May 1992 and as Director of Planning of Alabama-Tennessee prior to May 1992.

         Mr. Magrini has served as President and Secretary of AlaTenn Energy Marketing Company, Inc. since May, 1993. From May, 1992 until May, 1993, Mr. Magrini served as Vice-President-Customer Relations of Alabama-Tennessee. Prior to that time, Mr Magrini served as Vice President-Sales and Supply of Alabama-Tennessee since December 1989.

         Mr. Rabenau has served as President and Secretary of Ryder International Corporation since April 19, 1994, when the assets of Ryder were acquired by RIC Acquisition Corporation, a Company subsidiary formed to effect the acquisition, after which RIC Acquisition Corporation was renamed Ryder International Corporation. From April 1, 1990 until April 19, 1994, Mr. Rabenau served as President of the predecessor company, also named Ryder International Corporation prior to the purchase of its assets by the Company.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         The information for this item is set forth on page 28 of the Company's 1994 Annual Report to shareholders (Exhibit 13) under the heading "Stock Information" and is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

         The information for this item is set forth in the section entitled "Selected Financial Data" on page 22 of the Company's 1994 Annual Report to shareholders (Exhibit 13) and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         The information for this item is set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 26 of the Company's 1994 Annual Report to shareholders (Exhibit 13) and is incorporated herein by reference.

ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information for this item is set forth on pages 11 through 21 of the Company's 1994 Annual Report to shareholders (Exhibit 13) and is incorporated herein by reference.

ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          DIRECTORS -

          The information for this item relating to directors and nominees of the Company and to the filing of reports under Section 16(a) of the Securities Exchange Act of 1934 is set forth in the section entitled "Election of Directors" in the Company's Proxy Statement related to the annual meeting of shareholders to be held on May 1, 1995, which section is incorporated herein by reference.

          EXECUTIVE OFFICERS  -

          The information for this item relating to executive officers of the Company is set forth on pages 16 through 18 of this report.


ITEM 11 - EXECUTIVE COMPENSATION

          The information for this item is set forth in the section entitled "Executive Compensation" in the Company's Proxy Statement related to the annual meeting of shareholders to be held on May 1, 1995, which section (except for the portions thereof entitled "Compensation Committee Report on Executive Compensation" and "Performance of Common Shares") is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS -

          The information for this item is set forth in the section entitled "Information Regarding Certain Beneficial Owners of Common Shares" in the Company's Proxy Statement related to the annual meeting of shareholders to be held on May 1, 1995, which section is incorporated herein by reference.

          SECURITY OWNERSHIP OF MANAGEMENT -

          The information for this item is set forth in the section entitled "Securities Ownership of Management" in the Company's Proxy Statement related to the annual meeting of shareholders to be held on May 1, 1995, which section is incorporated herein by reference.

          CHANGES IN CONTROL -

          The Company knows of no arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information for this item is set forth in the section entitled "Certain Transactions" in the Company's Proxy Statement related to the annual meeting of shareholders to be held on May 1, 1995, which section is incorporated herein by reference.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

                                                                            ANNUAL REPORT
FINANCIAL STATEMENTS                                                         PAGE NUMBER
--------------------                                                        -------------
The following consolidated financial
statements, related notes to consolidated
financial statements and report of independent public
accountants contained on pages 11
through 21 of the Company's 1994 Annual
Report to shareholders (Exhibit 13) are
incorporated herein by reference in Item 8:

Consolidated Statements of Income
 for the years ended December 31, 1994, 1993
 and 1992                                                                         11
Consolidated Balance Sheets as of
 December 31, 1994 and 1993                                                      12-13
Consolidated Statements of Cash Flows
 for the years ended December 31, 1994, 1993
 and 1992                                                                         14
Notes to Consolidated Financial Statements                                       15-21
Report of Independent Public Accountants                                          10





FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.


EXHIBITS  (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

The following exhibits are filed as part of this 1994 Form 10-K Report. Those exhibits previously filed and incorporated herein by reference are identified below by a note reference to the previous filing.


EXHIBIT
NUMBERS                                               DESCRIPTION
-------                                               -----------
  2              Stock Purchase Agreement dated February 17, 1990, between AlaTenn Resources, Inc. and MEGA Natural Gas
                 Company, as amended by Letter Agreement dated March 9, 1990 (1)
  3a             Articles of Incorporation, as amended (2)
  3b             Bylaws, as amended (3)
  4a             Rights Agreement, dated as of February 1, 1990, between AlaTenn Resources, Inc. and American Stock Transfer & Trust
                 Company, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common
                 Shares as Exhibit B (4)
  4b             Loan Agreement dated November 15, 1989, among AlaTenn Credit Corp., Third National Bank in Nashville, and The First
                 National Bank of Florence (16)
  4c             Revolving Credit Note in the principal amount of $20 million dated November 15, 1989, by AlaTenn Credit Corp. in favor of Third National Bank in Nashville and The First National Bank of Florence (17)
  4d             First Amendment to Loan Agreement dated December 29, 1989 among AlaTenn Credit Corp., Third National Bank in
                 Nashville, and the First National Bank of Florence (23)
  4e             Second Amendment to Loan Agreement dated November 6, 1990 among AlaTenn Credit Corp., Third National Bank in
                 Nashville, and the First National Bank of Florence (24)
  4f             Credit Agreement in the amount of $20 million, dated January 20, 1995 between AlaTenn Credit Corporation and
                 Compass Bank (5)
 10a             Stock Purchase and Sales Agreement dated September 15, 1986, between AlaTenn Resources, Inc. and the shareholders of Colony Energy Corporation  (6)
 10b             Amendment and Waiver dated October 11, 1988, by and among the former shareholders of Colony Energy Corporation,
                 AlaTenn Resources, Inc. and Colony Energy Corporation (7)
 10c             Amendment No. 1 to Escrow Agreement dated October 11, 1988, by and among the former shareholders of Colony Energy
                 Corporation, AlaTenn Resources, Inc. and Crestar Bank (8)

 10d             Promissory Note dated October 7, 1988 in the principal amount of $255,000, by David C. Presley in favor of Crestar
                 Bank (9)
 10e             Promissory Note dated October 7, 1988 in the principal amount of $637,500 by AlaTenn Resources, Inc. in favor of
                 Crestar Bank (10)
 10f             Severance Agreement dated October 11, 1988 between David C. Presley and Colony Energy Corporation (11)
 10g             Consulting Agreement dated September 19, 1988 between Colony Energy Corporation and David C. Presley (12)
 10h*            Performance Share Plan of AlaTenn Resources, Inc. (13)
 10i*            Change in Control Agreement between AlaTenn Resources, Inc. and Jerry A. Howard, dated October 23, 1987 and amendment dated March 11, 1988 (14)
 10j*            Change in Control Agreement between AlaTenn Resources, Inc. and George G. Petty, dated October 23, 1987 and amendment dated March 11, 1988 (15)
 10k             Escrow Agreement dated December 27, 1989 by Alabama-Tennessee Natural Gas Company and Third National Bank In
                 Nashville, as escrow agent and Tennessee Gas Pipeline Company (18)
 10l             Gas Sales Contract between Alabama-Tennessee Natural Gas Company and Tennessee Gas Pipeline Company, dated August
                 1, 1989 (19)
 10m             Agreement for Purchase and Sale of Assets, dated October 3, 1990, by and among Central Gas Company, Tennessee River
                 Development Company and the City of Florence, Alabama (25)
 10n             First Amendment to Agreement for Purchase and Sale of Assets, dated March 5, 1991, by and among Central Gas
                 Company, Tennessee River Development Company and the City of Florence, Alabama (26)
 10o             Offer to Purchase, dated December 27, 1989 between Oryx Energy Company and Alabama-Tennessee Natural Gas Company
                 (27)
 10p             Agreement of Sale, dated November 19, 1990 by and among AlaTenn Resources, Inc., Triton Energy Corporation and
                 Pacific Basin Company (28)
 10q*            1990 Stock Option Plan, adopted March 15, 1990 (20)
 10r*            Form of Incentive Stock Option Agreement (21)
 10s*            Restricted Shares Compensation Plan for Non-Employee Directors, adopted May 6, 1991 (22)
 10t*            Alabama-Tennessee Natural Gas Company Non-Employee Directors Deferral Plan (29)

 10u*            Alabama-Tennessee Natural Gas Company Supplemental Executive Retirement Plan (30)
 10v*            Alabama-Tennessee Natural Gas Company Supplemental Executive Thrift Plan (31)
 10w             Assets Purchase Agreement, dated April 19, 1994 between Ryder International Corporation, Frank and Carolyn Ryder,
                 RIC Acquisition Corporation and AlaTenn Resources (32)
 10x*            1994 Key Employee Stock Incentive Plan (33)
 13              Portions of 1994 Annual Report to Shareholders which are incorporated by reference into the form 10-K (5)
 21              Subsidiaries of AlaTenn Resources, Inc. as of December 31, 1994 (5)
 23              Consent of Arthur Andersen & Co. (5)
 24              Powers of Attorney authorizing Jerry A. Howard and George G. Petty to sign the AlaTenn Resources, Inc. Annual
                 Report on Form 10-K for fiscal year ended December 31, 1994 on behalf of certain directors of the Company (5)
 99              System Map of Alabama-Tennessee Pipeline System (5)

Notes:

 (1)             Filed as Exhibit 2 to Form 8-K of AlaTenn Resources, Inc. dated March 26, 1990
 (2)             Filed as Exhibit 3a to Form 10-K of AlaTenn Resources, Inc. dated March 27, 1987
 (3)             Filed as Exhibit 3b to Form 10-Q of AlaTenn Resources, Inc. dated May 14, 1987
 (4)             Filed as Exhibit 1 to Registration Statement on Form 8-A of AlaTenn Resources, Inc. dated February 15, 1990.
 (5)             Filed herewith
 (6)             Filed as Exhibit 2 to Form 8-K of AlaTenn Resources, Inc. dated October 28, 1986
 (7)             Filed as Exhibit 10b to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1989.
 (8)             Filed as Exhibit 10c to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1989.
 (9)             Filed as Exhibit 10d to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1989.
(10)             Filed as Exhibit 10e to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1989.
(11)             Filed as Exhibit 10f to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1989.
(12)             Filed as Exhibit 10g to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1989.

(13)             Filed as Exhibit A to the definitive Proxy Statement of AlaTenn Resources, Inc. dated March 25, 1983
(14)             Filed as Exhibit 10c to Form 10-K of AlaTenn Resources, Inc. dated March 29, 1988
(15)             Filed as Exhibit 10d to Form 10-K of AlaTenn Resources, Inc. dated March 29, 1988
(16)             Filed as Exhibit 4b to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1990.
(17)             Filed as Exhibit 4c to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1990.
(18)             Filed as Exhibit 10k to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1990.
(19)             Filed as Exhibit 10l to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1990.
(20)             Filed as Appendix A to the Definitive Proxy Statement of the Company dated April 6, 1990.
(21)             Filed as Exhibit 4(d) to the Registration Statement on Form S-8 of AlaTenn Resources, Inc., filed May 17, 1991
                 (File No. 33-40639).
(22)             Filed as Appendix A to the Definitive Proxy Statement of the Company dated March 29, 1991.
(23)             Filed as Exhibit 4d to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(24)             Filed as Exhibit 4e to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(25)             Filed as Exhibit 10m to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(26)             Filed as Exhibit 10n to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(27)             Filed as Exhibit 10o to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(28)             Filed as Exhibit 10p to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(29)             Filed as Exhibit 10t to Form 10-K of AlaTenn Resources, Inc., dated March 27, 1992.
(30)             Filed as Exhibit 10u to Form 10-K of AlaTenn Resources, Inc., dated March 26, 1993.
(31)             Filed as Exhibit 10v to Form 10-K of AlaTenn Resources, Inc., dated March 26, 1993.
(32)             Filed as Exhibit 2 to Form 8-K of AlaTenn Resources, Inc.,  dated May 2, 1994.
(33)             Filed as Appendix A to the Definitive Proxy Statement of the Company dated March 28, 1994.

* Management Contract or Compensatory Plan or Arrangement


REPORTS ON FORM 8-K

                 No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1994.

                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           AlaTenn Resources, Inc.



                           By: /s/Jerry A. Howard
                              -------------------------
                                  Jerry A. Howard
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer

Dated:  March 30, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                   Capacity                       Date
     ---------                   --------                       ----
(i)  Principal Executive
     -------------------
     Officer:
     --------


/s/Jerry A. Howard                Chairman of the Board,    March 25, 1995
------------------                President and Chief
  (Jerry A. Howard)               Executive Officer



(ii) Principal Financial
     -------------------
     Officer:
     --------


/s/George G. Petty                Vice President -          March 30, 1995
------------------                Finance and Chief
  (George G. Petty)               Financial Officer


(iii)  Directors:
       ----------



                                  Director                  March 30, 1995
------------------
  (Emile A. Battat)


/s/Jerry A. Howard                Director                  March 30, 1995
------------------
  (Jerry A. Howard)


/s/Richard O. Jacobson            Director                  March 30, 1995
----------------------
  (Richard O. Jacobson)


/s/Jerome J. McGrath              Director                  March 30, 1995
--------------------
  (Jerome J. McGrath)


/s/Hugh J. Morgan, Jr.            Director                  March 30, 1995
----------------------
  (Hugh J. Morgan, Jr.)


/s/J. Kenneth Smith               Director                  March 30, 1995
-------------------
  (J. Kenneth Smith)


/s/Roger F. Stebbing              Director                  March 30, 1995
--------------------
  (Roger F. Stebbing)


/s/John P. Stupp, Jr.             Director                  March 30, 1995
---------------------
  (John P. Stupp, Jr.)

                            ALATENN RESOURCES, INC.

                               INDEX OF EXHIBITS

The following exhibits are filed as part of this 1994 Form 10-K Report. Those exhibits previously filed and incorporated herein by reference are identified below by a note reference to the previous filing.



EXHIBIT                                                              PAGE
NUMBER                        DESCRIPTION                           NUMBER
-------                       -----------                           ------
  2              Stock Purchase Agreement dated February 17, 1990,
                 between AlaTenn Resources, Inc. and MEGA Natural
                 Gas Company, as amended by Letter Agreement dated
                 March 9, 1990 (1)
  3a             Articles of Incorporation, as amended (2)
  3b             Bylaws, as amended (3)
  4a             Rights Agreement, dated as of February 1, 1990,
                 between AlaTenn Resources, Inc. and American Stock
                 Transfer & Trust Company, which includes the form
                 of Right Certificate as Exhibit A and the Summary
                 of Rights to Purchase Common Shares as
                 Exhibit B (4)
  4b             Loan Agreement dated November 15, 1989, among
                 AlaTenn Credit Corp., Third National Bank in
                 Nashville, and The First National Bank of
                 Florence (16)
  4c             Revolving Credit Note in the principal amount
                 of $20 million dated November 15, 1989, by
                 AlaTenn Credit Corp. in favor of Third National
                 Bank in Nashville and The First National Bank
                 of Florence (17)
  4d             First Amendment to Loan Agreement dated
                 December 29, 1989 among AlaTenn Credit Corp.,
                 Third National Bank in Nashville, and the
                 First National Bank of Florence (23)
  4e             Second Amendment to Loan Agreement dated
                 November 6, 1990 among AlaTenn Credit Corp.,
                 Third National Bank in Nashville, and the
                 First National Bank of Florence (24)

EXHIBIT                                                              PAGE
NUMBER                           DESCRIPTION                        NUMBER
-------                          -----------                        ------
  4f             Credit Agreement in the amount of $20 million,
                 dated January 20, 1995 between AlaTenn Credit
                 Corporation and Compass Bank(5)                      ___
 10a             Stock Purchase and Sales Agreement dated
                 September 15, 1986, between AlaTenn Resources,
                 Inc. and the shareholders of Colony Energy
                 Corporation  (6)
 10b             Amendment and Waiver dated October 11, 1988,
                 by and among the former shareholders of
                 Colony Energy Corporation, AlaTenn Resources,
                 Inc. and Colony Energy Corporation (7)
 10c             Amendment No. 1 to Escrow Agreement dated
                 October 11, 1988, by and among the former
                 shareholders of Colony Energy Corporation,
                 AlaTenn Resources, Inc. and Crestar Bank (8)
 10d             Promissory Note dated October 7, 1988 in
                 the principal amount of $255,000, by
                 David C. Presley in favor of Crestar Bank (9)
 10e             Promissory Note dated October 7, 1988
                 in the principal amount of $637,500 by
                 AlaTenn Resources, Inc. in favor of
                 Crestar Bank (10)
 10f             Severance Agreement dated October 11, 1988
                 between David C. Presley and Colony Energy
                 Corporation (11)
 10g             Consulting Agreement dated September 19, 1988
                 between Colony Energy Corporation and
                 David C. Presley (12)
 10h*            Performance Share Plan of AlaTenn
                 Resources, Inc. (13)
 10i*            Change in Control Agreement between
                 AlaTenn Resources, Inc. and Jerry A. Howard,
                 dated October 23, 1987 and amendment dated
                 March 11, 1988 (14)
 10j*            Change in Control Agreement between AlaTenn
                 Resources, Inc. and George G. Petty,
                 dated October 23, 1987 and amendment dated
                 March 11, 1988 (15)

EXHIBIT                                                              PAGE
NUMBER                           DESCRIPTION                        NUMBER
-------                          -----------                        ------
 10k             Escrow Agreement dated December 27, 1989
                 by Alabama-Tennessee Natural Gas Company
                 and Third National Bank In Nashville,
                 as escrow agent and Tennessee Gas
                 Pipeline Company (18)
 10l             Gas Sales Contract between Alabama-Tennessee
                 Natural Gas Company and Tennessee Gas
                 Pipeline Company, dated August 1, 1989 (19)
 10m             Agreement for Purchase and Sale of Assets,
                 dated October 3, 1990, by and among Central
                 Gas Company, Tennessee River Development
                 Company and the City of Florence, Alabama (25)
 10n             First Amendment to Agreement for Purchase
                 and Sale of Assets, dated March 5, 1991,
                 by and among Central Gas Company,
                 Tennessee River Development Company
                 and the City of Florence, Alabama (26)
 10o             Offer to Purchase, dated December 27, 1989
                 between Oryx Energy Company and
                 Alabama-Tennessee Natural Gas Company (27)
 10p             Agreement of Sale, dated November 19, 1990
                 by and among AlaTenn Resources, Inc.,
                 Triton Energy Corporation and Pacific
                 Basin Company (28)
 10q*            1990 Stock Option Plan, adopted
                 March 15, 1990 (20)
 10r*            Form of Incentive Stock Option Agreement (21)
 10s*            Restricted Shares Compensation Plan
                 for Non-Employee Directors, adopted
                 May 6, 1991 (22)
 10t*            Alabama-Tennessee Natural Gas Company
                 Non-Employee Directors Deferral Plan (29)
 10u*            Alabama-Tennessee Natural Gas Company
                 Supplemental Executive Retirement Plan (30)
 10v*            Alabama-Tennessee Natural Gas Company
                 Supplemental Executive Thrift Plan (31)
 10w             Assets Purchase Agreement, dated
                 April 19, 1994 between Ryder International
                 Corporation, Frank and Carolyn Ryder,
                 Ric Acquisition Corporation and AlaTenn
                 Resources (32)
 10x*            1994 Key Employee Stock Incentive Plan (33)

EXHIBIT                                                              PAGE
NUMBER                           DESCRIPTION                        NUMBER
-------                          -----------                        ------
 13              1993 Annual Report to shareholders (5)             __-__
 21              Subsidiaries of AlaTenn Resources, Inc.
                 as of December 31, 1993 (5)                           __
 23              Consent of Arthur Andersen & Co. (5)                  __
 24              Powers of Attorney authorizing
                 Jerry A. Howard and George G. Petty
                 to sign the AlaTenn Resources, Inc.
                 Annual Report on Form 10-K for
                 fiscal year ended December 31, 1994
                 on behalf of certain directors
                 of the Company (5)                                 __-__
 99              System Map of Alabama-Tennessee Pipeline System       __


Notes:

 (1)             Filed as Exhibit 2 to Form 8-K of AlaTenn Resources, Inc. dated March 26, 1990
 (2)             Filed as Exhibit 3a to Form 10-K of AlaTenn Resources, Inc. dated March 27, 1987
 (3)             Filed as Exhibit 3b to Form 10-Q of AlaTenn Resources, Inc. dated May 14, 1987
 (4)             Filed as Exhibit 1 to Registration Statement on Form 8-A of AlaTenn Resources, Inc. dated February 15, 1990.
 (5)             Filed herewith
 (6)             Filed as Exhibit 2 to Form 8-K of AlaTenn Resources, Inc. dated October 28, 1986
 (7)             Filed as Exhibit 10b to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1989.
 (8)             Filed as Exhibit 10c to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1989.
 (9)             Filed as Exhibit 10d to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1989.
(10)             Filed as Exhibit 10e to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1989.
(11)             Filed as Exhibit 10f to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1989.
(12)             Filed as Exhibit 10g to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1989.
(13)             Filed as Exhibit A to the definitive Proxy Statement of AlaTenn Resources, Inc. dated March 25, 1983
(14)             Filed as Exhibit 10c to Form 10-K of AlaTenn Resources, Inc.

                 dated March 29, 1988
(15)             Filed as Exhibit 10d to Form 10-K of AlaTenn Resources, Inc. dated March 29, 1988
(16)             Filed as Exhibit 4b to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1990.
(17)             Filed as Exhibit 4c to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1990.
(18)             Filed as Exhibit 10k to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1990.
(19)             Filed as Exhibit 10l to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1990.
(20)             Filed as Appendix A to the Definitive Proxy Statement of the Company dated April 6, 1990.
(21)             Filed as Exhibit 4(d) to the Registration Statement on Form S-8 of AlaTenn Resources, Inc.,
                 filed May 17, 1991 (File No. 33-40639).
(22)             Filed as Appendix A to the Definitive Proxy Statement of the Company dated March 29, 1991.
(23)             Filed as Exhibit 4d to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(24)             Filed as Exhibit 4e to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(25)             Filed as Exhibit 10m to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(26)             Filed as Exhibit 10n to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(27)             Filed as Exhibit 10o to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(28)             Filed as Exhibit 10p to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(29)             Filed as Exhibit 10t to Form 10-K of AlaTenn Resources, Inc., dated March 27, 1992.
(30)             Filed as Exhibit 10u to Form 10-K of AlaTenn Resources, Inc., dated March 26, 1993.
(31)             Filed as Exhibit 10v to Form 10-K of AlaTenn Resources, Inc., dated March 26, 1993.
(32)             Filed as Exhibit 2 to Form 8-K of AlaTenn Resources, Inc., dated May 2, 1994.
(33)             Filed as Appendix A to the Definitive Proxy Statement of the Company dated March 28, 1994.

* Management Contract or Compensatory Plan or Arrangement