Form 10-Q
period 1995-03-31
ALATENN RESOURCES INC
filed 1995-05-15
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended March 31, 1995     Commission File Number 0-10763


                     AlaTenn Resources, Inc.
      (Exact Name of Registrant as Specified in its Charter)


           Alabama                                  63-0821819
(State or Other Jurisdiction of
 (I.R.S. Employer
 Incorporation or Organization)
Identification Number)

        Post Office Box 918, Florence, Alabama   35631
       (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code     (205) 383-3631



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X      No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Outstanding at
             Class                               March 31, 1995
Common Stock, Par Value $0.10 per share         2,115,484 shares


PART I - FINANCIAL INFORMATION

ALATENN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                            Three Months Ended
                                 March 31,
                             1995         1994
                           (in thousands, except
                              per share data)

OPERATING REVENUES:
  Industrial sales          $8,886      $13,252
  Resale sales               3,706        3,156
  Transportation             3,293        3,294
  Off-system sales
   and other                 3,376          305
  Health Care Products       3,292            0
TOTAL OPERATING REVENUES    22,553       20,000
COST OF GOODS SOLD          17,699       16,519
GROSS MARGIN                 4,854        3,488

OTHER OPERATING EXPENSES:
  Operations                 2,099        1,373
  Maintenance                   60           81
  Depreciation and amort.      300          129
  Other taxes                   94           88
                             2,553        1,671

OPERATING INCOME             2,301        1,817

OTHER INCOME:
 Interest and
  investment income            111          185
 Other income                   46           -3
                               157          182

INTEREST EXPENSE                58           23

INCOME BEFORE TAXES          2,400        1,976
INCOME TAXES                   869          688

NET INCOME                  $1,531       $1,288


EARNINGS PER SHARE:          $0.72        $0.61

DIVIDENDS PER SHARE          $0.30        $0.30

AVERAGE SHARES
OUTSTANDING              2,115,484    2,111,284





ASSETS


                           March 31,     Dec. 31,
                             1995          1994
                              (In thousands)


CURRENT ASSETS:
 Cash and temporary cash
  investments               $2,071         $440
  Accts. rec., including
   $2,437,000 in 1995
   and $2,462,000 in 1994
   of take-or-pay
   settlement costs         11,682       10,643
  Materials and supplies       488          521
  Inventories                  661          745
  Prepaid expenses
   and other                   467          317
                            15,369       12,666

PROPERTY, PLANT
AND EQUIPMENT:
  Original cost             33,191       33,123
  Less - Accumulated dep.
   and amortization         15,347       15,117
                            17,844       18,006

OTHER ASSETS AND
DEFERRED CHARGES:
  Take-or-pay settlement
   costs                     1,398        2,197
  Patents                    5,834        5,944
  Goodwill                   2,737        2,765
  Other                      2,250        2,159
                            12,219       13,065

                           $45,432      $43,737

                              (Continued)




SHAREHOLDERS' EQUITY AND LIABILITIES

                             Mar. 31     Dec. 31
                              1995        1994
                               (In thousands)
CURRENT LIABILITIES:
Current maturities of
 long-term debt                $203         $203
Accounts payable and accrued
  liab., incl. $514,000
  in 1995
  and $741,000 in 1994
  of take-or-pay
  settlement costs           11,161       10,010
  Accrued income and
   other taxes                1,111          621
  Accrued interest              23           15
                            12,498       10,849

LONG-TERM DEBT,
LESS CURRENT MATURITIES      1,711        2,682

OTHER LIABILITIES
 AND DEFERRED CREDITS:
  Accumulated deferred
   income taxes              1,322        1,299
  Unamortized investment
   tax credits                 253          256
  Other                      1,642        1,541
                             3,217        3,096

COMMON SHAREHOLDERS' EQUITY
  Common shares, par value
   $0.10 per share,
   authorized 10,000,000
   shares, issued
   2,280,000 shares            228          228
  Paid-in capital            6,049        6,049
  Retained earnings         23,621       22,725
  Treasury shares,
   at cost                  (1,892)      (1,892)
Total shareholders'
 equity                     28,006       27,110


                           $45,432      $43,737




CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                            Three Months Ended
                                  March 31,
                             1995        1994
                               (In thousands)

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income                  $1,531       $1,288
Adj.to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation and amort.      503          129
   Deferred income taxes        24           22
   Take-or-pay recoveries
    (net of expenditures)      728          538
   Other                      -129          -35
                             2,657        1,942
   Change in current assets
    and liab.:
    (Increase) in a/r         -955         -638
    (Increase) in other
     current assets            -32         -185
    Increase (decrease)
     in a/p                  1,152         -497
    Increase in other
     current liab.             484           304
                             3,306           926

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Property, plant and
   equipment additions         -68         -345
                               -68         -345

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Decrease in long-term
   indebtedness               -971            0
  Cash dividends paid         -635         -633
                            (1,606)        -633


Net increase (decrease)
 in cash and temp. cash
 investments                 1,632          -52

Cash and temporary cash
 investments, beg. of period   439        8,761
Cash and temporary cash
 investments, end of period $2,071       $8,709

Cash paid for:
Interest (net of capital       $19           $0
Income taxes (net of refunds)  358          412


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     ALATENN RESOURCES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  Basis of Presentation
In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of AlaTenn Resources, Inc. (the Company).
Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include only the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 1994 Annual Report on Form 10-K.

Because of the seasonal nature of the Company's operations, among other factors, the results of operations for the periods presented are not necessarily indicative of the results which will be achieved for an entire year.


2.  Purchase of Ryder International Corporation
On April 19, 1994, the Company, through RIC Acquisition Corporation, a wholly-owned subsidiary of the Company formed to effect the acquisition, purchased the business of Ryder International Corporation by acquiring its operating assets, including plant, equipment, inventory, patents and other intangibles but excluding cash and receivables, and assuming substantially all of its liabilities. The Company paid to Ryder International Corporation, including post-closing adjustments, $11.1 million in cash, issued a promissory note in the principal amount of $1.0 million and assumed liabilities totaling $2.2 million. To fund the cash portion of the purchase price, the Company used available cash and borrowings on a revolving loan agreement with a bank group. As of March 31, 1995, the Company's remaining indebtedness associated with this acquisition was $1.9 million. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets and liabilities acquired based on their estimated fair value at the date of acquisition. The excess of the consideration paid over the estimated fair value of the assets acquired of $2.5 million was recorded as goodwill and is being amortized over 25 years. Only results from operations subsequent to the acquisition date are reflected in the accompanying consolidated financial statements. Following the closing, RIC Acquisition Corporation's name was changed to Ryder International Corporation (Ryder).

Ryder is principally engaged in the design, development, manufacture and sale of proprietary products for the health care industry, including disposable or semi-disposable soft contact lens storage and disinfection systems and diagnostic products used or distributed by major health care companies. These products are generally marketed to major health care companies, both in the U.S. and overseas, in conjunction with their technology and products.

The following table presents selected financial data on a pro forma basis assuming the purchase of the business of Ryder International Corporation had occurred as of January 1, 1994. The pro forma data reflect asset and liability values and other assumptions which are based on estimates and subject to revision. The pro forma combined results presented have been prepared for comparative purposes only and are not necessarily indicative of actual results that would have been achieved had the acquisition occurred at the beginning of the periods presented or of future results.


                                        Three Months Ended
                                              March 31,
                                          1995        1994

Operating Revenues (000)                $22,553   $  22,658
Income From Operations (000)            $ 2,301   $   2,568
Net Income (000)                        $ 1,531   $   1,628
Net Income Per Share                    $   .72   $     .77


                     ALATENN RESOURCES, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results For The Three Months Ended March 31, 1995
The Company's consolidated net income for the quarter ended March
31, 1995 was $1,531,000, or $0.72 per share, compared with $1,288,000, or $.61 per share, for the first quarter of 1994. The earnings per share computations are based on shares outstanding of 2,115,484 in 1995 and 2,111,284 in 1994.

Consolidated revenues of $22.6 million for the first quarter of 1995 were 13% higher than revenues of $20 million for the first quarter of 1994. The increase in revenues in the first quarter of 1995 was due to added revenues from health care products related to the Company's April 1994 acquisition of Ryder International Corporation (Ryder). The acquisition was accounted for using the purchase method of accounting and, therefore, the Company's results for the first quarter of 1994 did not include the operations of the new unit (see Note 2 of Notes to Consolidated Financial
Statements).   Sales volumes for the Company's natural gas
marketing subsidiary, ATEMCO, increased 48% in the first quarter of 1995 compared to the same prior-year period due to higher on- and off-system sales although natural gas revenues were lower due to a 31% decrease in natural gas spot prices between periods.

Gross margin of $4.9 million was approximately $1.4 million or 39% greater in the first quarter of 1995 than in the first quarter of 1994. This significant increase in gross margin is attributable to the inclusion of margins from Ryder partially offset by lower margins in the first quarter of 1995 at ATEMCO due to certain one-time favorable transactions in the same prior-year period.

The major portion of the Company's cost of goods sold of $17.7 million for the first quarter of 1995 was due to the cost of natural gas which was 2% higher than the cost of natural gas for the same period in 1994. This change is due to the increase in ATEMCO's sales volumes in the first quarter of 1995 compared to the comparable period in the prior year partially offset by a reduction in spot natural gas prices.

The Company's operations and maintenance expenses of $2.2 million were 49% higher for the first quarter of 1995 compared with the first quarter of 1994. This increase was attributable primarily to the inclusion of Ryder expenses partially offset by slightly lower legal and regulatory expenses.

Depreciation and amortization expense of $.3 million for the first quarter was 33% greater than for the comparable period in the prior year due primarily to the acquisition of the business of Ryder.

Interest and other income of $157,000 was $25,000 lower in the first quarter of 1995 compared with the first quarter of 1994 due primarily to lower interest income on take-or-pay receivables from customers of Alabama-Tennessee Natural Gas Company (Alabama-Tennessee) and lower interest income due to substantially reduced invested cash balances partially offset by income from the Company's investment in an oil and gas exploration and production partnership.

Interest expense of $58,000 in the first quarter of 1995 was $23,000 higher then in the comparable prior year period due to interest on debt related to the acquisition of the business of Ryder and higher interest rates on interest expense related to the take-or-pay liability to Tenneco Gas.

Liquidity and Capital Resources
On January 20, 1995, the Company terminated its existing loan facility with several banks and entered into a $20 million revolving loan agreement with a different bank. At March 31, 1995, the Company had no borrowings under this facility but had total debt, including current maturities, of $1.9 million which was related to its health care products subsidiary. The Company's total debt as a percent of total capitalization at March 31, 1995 was 6%.

At March 31, 1995, the Company had cash and temporary cash investments of $2.1 million compared with $.4 million at December 31, 1994. This cash increase was generated by cash flow from operations, temporary working capital changes and net collections of receivables of take-or-pay costs by Alabama-Tennessee from its customers which offset the payment of dividends, minor capital expenditures and the pay down of all remaining debt on the revolving loan facility.

The Company believes that existing cash and temporary cash investments, cash flows from operations, cash recoveries of take-or-pay costs by Alabama-Tennessee from its customers and borrowings available under the Company's existing revolving loan agreement will be sufficient to fund operations, take-or-pay obligations, repurchases of the Company's common shares pursuant to the stock repurchase program referred to below and budgeted capital expenditures, including the pipeline project referred to below, over the next twenty-four months.

Regulatory Matters
The City of Decatur, Alabama, which accounted for approximately 17% of Alabama-Tennessee's pipeline throughput in the first quarter of 1995, has received authorization from the FERC to connect directly to TGP via a proposed 37-mile pipeline to be constructed and operated by Decatur, and thereby bypass Alabama-Tennessee's facilities. In the event Decatur bypasses Alabama-Tennessee's pipeline system, Alabama-Tennessee would attempt to resell
Decatur's capacity to other Alabama-Tennessee customers and would be permitted by the FERC to seek the recovery from Alabama-Tennessee's remaining customers of revenues lost as a result of the by-pass. The FERC has granted authorization to three of Decatur's major industrial customers to obtain natural gas service directly from Alabama-Tennessee, thus bypassing Decatur. All three of these customers have begun to receive service directly from the Company.
These bypasses of Decatur have had the effect of reducing the adverse impact that could result from Decatur's bypass of Alabama-Tennessee's pipeline system.

Other
The Company has completed a definitive agreement with a manufacturer of industrial gases whereby the Company will build, own and manage a 22-mile gaseous oxygen pipeline that will link one of the Company's current natural gas customers to this industrial gas supplier. This project is expected to provide a fixed return for an initial term of 15 years. A major portion of the Company's 1995 estimated capital expenditures budget of $4.7 million will be used to construct the oxygen pipeline.

In early May 1995, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to 100,000 shares of its common stock in open market or negotiated transactions at such times and at such prices as management may from time to time decide.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
There have been no material developments during the first quarter of 1995 in any of the Company's legal proceedings as described in its Form 10-K for the year ended December 31, 1994. On April 11, 1995, the City of Decatur, which has obtained permits from the Alabama Department of Transportation (DOT) authorizing the construction and operation of a pipeline (see section entitled "Other above) within rights-of-way along certain Alabama highways, filed a declaratory judgment action against Alabama-Tennessee and the State of Alabama in the Circuit Court of Morgan County, Alabama seeking a declaration that the DOT is authorized to issue pipeline permits for the construction and operation of such pipeline. Decatur is also seeking a declaration that pursuant to such permits it is authorized and empowered to construct and operate the pipeline within highway rights-of-way and that such construction and operation would not constitute additional burdens on or the taking of any property interest in the land upon which the rights-or-way are located.

Item 2.  Changes in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits
None.

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March
31, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     AlaTenn Resources, Inc.
                           (Registrant)


Date:  May 15, 1995                     s/s   Jerry A. Howard

                                        Jerry A. Howard
                                        Chairman, President
                                        & Chief Executive Officer



Date:  May 15, 1995                     s/s   George G. Petty

                                        George G. Petty
                                        Vice President-Finance
                                        & Chief Financial Officer