Form 10-Q
period 1995-06-30
ALATENN RESOURCES INC
filed 1995-08-14
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


               For the period ended June 30, 1995
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


                                                 Outstanding at
                    Class                        June 30, 1995
Common Stock, Par Value $0.10 per share         2,115,484 shares



PART I - FINANCIAL INFORMATION
ALATENN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
     (UNAUDITED)

                             Three Months Ended    Six Months Ended
                             June 30,              June 30,
                               1995      1994        1995         1994
                             (in thousands, except except per share data)


OPERATING REVENUES:
  Industrial sales         $    8,732 $  10,203  $   17,618  $     23,455
  Resale sales                  1,948     1,520       5,654         4,676
  Transportation                2,481     2,519       5,774         5,813
  Off-system sales and other      939        38       4,315           343
  Health Care Products          2,277     2,683       5,570         2,683
TOTAL OPERATING REVENUES       16,377    16,963      38,931        36,970
COST OF GOODS SOLD             12,527    13,132      30,227        29,651
GROSS MARGIN                    3,850     3,831       8,704         7,319

OTHER OPERATING EXPENSES:
  Operations                    1,547     1,649       3,646         3,022
  Maintenance                      66        85         126           166
  Depreciation and amort.         300       261         600           390
  Other taxes                      96        82         190           170
                                2,009     2,077       4,562         3,748

OPERATING INCOME                1,841     1,754       4,142         3,571

OTHER INCOME:
  Interest and investment inc     127        45         238           230
  Other income                     53        (5)         99            (8)
                                  180        40         337           222

INTEREST EXPENSE                   42       112         100           135

INCOME BEFORE TAXES             1,979     1,682       4,379         3,658
INCOME TAXES                      718       586       1,587         1,274

NET INCOME                 $    1,261 $   1,096  $    2,792  $      2,384


EARNINGS PER SHARE:        $     0.60 $    0.52  $     1.32  $       1.13

DIVIDENDS PER SHARE        $     0.30 $    0.30  $     0.60  $       0.60

AVERAGE SHARES OUTSTND.     2,115,948 2,111,284   2,115,717     2,111,284


The accompanying notes to consolidated financial statements are an integral part of these statements.


ALATENN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
     (UNAUDITED)


        ASSETS

                                                   June 30,    December 31,
                                                     1995         1994
                                                   (In thousands)

CURRENT ASSETS:
  Cash and temporary cash investments            $    3,178  $        440
  Accounts receivable, including
    $2,426,000 in 1995 and $2,462,000 in 1994
    of take-or-pay settlement costs                   9,373        10,643
  Materials and supplies                                504           521
  Inventories                                           529           745
  Prepaid expenses and other                            467           317
                                                     14,051        12,666

PROPERTY, PLANT AND EQUIP:
  Original cost                                      33,230        33,123
  Less - Accumulated depreciation
    and amortization                                 15,322        15,117
                                                     17,908        18,006

DEFERRED CHARGES:
  Take-or-pay settlement costs                          827         2,197
  Patents                                             5,724         5,944
  Goodwill                                            2,709         2,765
  Other                                               2,204         2,159
                                                     11,464        13,065

                                                 $   43,423  $     43,737

                                                    (Continued)




The accompanying notes to consolidated financial statements are an integral part of these statements.


ALATENN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
     (UNAUDITED)



    SHAREHOLDERS' EQUITY AND LIABILITIES


                                                   June 30,    December 31,
                                                     1995         1994
                                                   (In thousands)

CURRENT LIABILITIES:
  Current maturities of long-term debt           $      203  $        203
  Accounts payable and accrued liabilities,
    including $277,572 in 1995 and $741,000
     in 1994 of take-or-pay settlement costs          9,234        10,010
  Accrued income and other taxes                        659           621
  Accrued interest                                       27            15
                                                     10,123        10,849

LONG-TERM DEBT, LESS
  LESS CURRENT MATURITIES                             1,711         2,682

OTHER LIAB. AND DEF. CR.:
  Accumulated deferred income taxes                   1,366         1,299
  Unamortized investment tax credits                    250           256
  Other                                               1,347         1,541
                                                      2,963         3,096

COMMON SHAREHOLDERS' EQUITY
    Common shares, par value $0.10
      per share, authorized 10,000,000
     shares, issued 2,280,000 shares                    228           228
    Paid-in capital                                   6,047         6,049
    Retained earnings                                24,248        22,725
    Treasury shares, at cost                         (1,897)       (1,892)
      Total shareholders' equity                     28,626        27,110


                                                 $   43,423  $     43,737







The accompanying notes to consolidated financial statements are an integral part of these statements.


ALATENN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
     (UNAUDITED)

                                                   Six Months Ended
                                                   June 30,
                                                     1995         1994
                                                   (In thousands)

CASH FLOWS FROM OPER. ACTIVITIES:
  Net income                                     $    2,792  $      2,384
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                      906           430
     Deferred income taxes                               68            54
     Take-or-pay recoveries (net of expenditures)     1,232           833
     Other                                             (397)         (348)
                                                      4,601         3,353
     Change in current assets and liab.:
      (Inc.) decr. in accounts receivable             1,431          (599)
      (Inc.)  decr. in other current assets              84          (564)
      Increase (decrease) in accts. pay.               (776)        2,910
      Increase  in other current liabilities             27          (328)
                                                      5,367         4,772

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Property, plant and equip. additions                 (383)      (13,558)

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Decrease in long-term indebtedness                   (971)        9,160
  Repurchase of common shares                            (5)            0
  Cash dividends paid                                (1,270)       (1,267)
                                                     (2,246)        7,893


Net increase (decrease) in cash and
  temporary cash investments                          2,738          (893)

Cash and temporary cash
   investments, beginning of period                     440         8,761
Cash and temporary cash
  investments, end of period                     $    3,178  $      7,868

Cash paid for:
Interest (net of capitalized amounts)            $       88  $         21
Income taxes (net of refunds)                         1,219         1,729


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

Because of the seasonal nature of certain of the Company's operations, among other factors, the results of operations for the periods presented are not necessarily indicative of the results which will be achieved for an entire year.

2.  Purchase of Ryder International Corporation
On April 19, 1994, the Company, purchased the business of Ryder International Corporation (Ryder) by acquiring its operating assets, including plant, equipment, inventory, patents and other intangibles but excluding cash and receivables, and assuming substantially all of its liabilities. The Company paid to Ryder, including post-closing adjustments, $11.1 million in cash, issued a promissory note in the principal amount of $1.0 million and assumed liabilities totaling $2.2 million. To fund the cash portion of the purchase price, the Company used available cash and borrowings on a revolving loan agreement with a bank group. As of June 30, 1995, the Company's remaining indebtedness associated with this acquisition was $1.9 million.

                     ALATENN RESOURCES, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results For The Three Months Ended June 30, 1995
The Company's consolidated net income for the quarter ended June 30, 1995 was $1,261,000 or $.60 per share, compared with $1,096,000 or $.52 per share, for the second quarter of 1994. The earnings per share computations are based on shares outstanding of 2,115,948 in 1995 and 2,111,284 in 1994.

Consolidated revenues of $16.4 million for the second quarter of 1995 were 4% lower than revenues of $17 million for the second quarter of 1994. The decrease in revenues in the second quarter of 1995 was due primarily to lower health care product revenues and a 14% decrease in spot market natural gas prices which more than offset higher sales volumes for the Company's natural gas marketing subsidiary.

Gross margin of $3.8 million in the second quarter of 1995 was approximately the same as that in the comparable period in 1994.
Lower margins in the health care products segment due to lower revenues were offset by higher natural gas marketing and transmission margins.

The cost of goods sold was $12.5 million for the second quarter of 1995, a 5% decrease from the same period in 1994. This decrease was consistent with the changes in revenues referred to above.

The Company's operations and maintenance expenses of $1.6 million for the second quarter of 1995 were $.1 million lower than in the second quarter of 1994. This decrease was attributable primarily to the capitalization of certain operating costs associated with the construction of a new oxygen pipeline.

Depreciation and amortization expense of $.3 million for the second quarter of 1995 was 15% greater than for the comparable period in the prior year due primarily to the acquisition of the business of Ryder.

Interest and other income of $180,000 in the second quarter of 1995 was $140,000 greater than in the second quarter of 1994 due primarily to a favorable adjustment related to certain customers in the current quarter and an adverse adjustment to an investment account in the prior-year period.

Interest expense of $42,000 in the second quarter of 1995 was $70,000 lower than in the comparable prior-year period due to less interest this year due to the reduction of debt related to the acquisition of the business of Ryder in the prior-year period.

Income taxes in the second quarter of 1995 were $132,000 greater than in the comparable period in the prior year due primarily to the increase in income in the current period.

Results For The Six Months Ended June 30, 1995
The Company's consolidated net income for the six months ended June 30, 1995 was $2,792,000 or $1.32 per share compared with $2,384,000 or $1.13 per share for the first six months of 1994. The earnings per share computations are based on shares outstanding of 2,115,717 in 1995 and 2,111,284 in 1994.

Consolidated revenues of $38.9 million for the first six months of 1995 were 5% higher than revenues of $37.0 million for the first six months of 1994. This increase in revenues in the first six months of 1995 was primarily due to the inclusion of health care product revenues for the entire six month period in the current year and to higher sales volumes by the Company's natural gas marketing subsidiary partially offset by a decrease in natural gas prices.

Gross margin of $8.7 million was $1.4 million or 19% higher than in
the comparable prior-year period.   This increase in margin
resulted primarily from the inclusion of the margin on our health care products subsidiary for the full year-to-date period in 1995 compared to the inclusion of health care product margins for only a portion of the same period in 1994 due to the acquisition of the business of Ryder in April 1994.

The Company's consolidated costs of goods sold of $30.2 million for the first six months of 1995 was 2% higher than the cost of goods sold for the same period in 1994. This increase in cost of goods sold was due to the inclusion of our health care products subsidiary for the full six-month period in 1995 compared to only three months in the same period in the prior year and increased natural gas sales volumes for the Company's natural gas marketing subsidiary partially offset by lower spot natural gas pricing.

The Company's operations and maintenance expenses of $3.8 million were 18% higher for the first six months of 1995 compared with the first six months of 1994. This increase was primarily attributable to the inclusion of our health care products subsidiary's operating expenses for the full six-month period in 1995 compared to the inclusion for only three months in the same period in 1994.

Depreciation and amortization expense increased $210,000 in the first half of 1995 compared with the first half of 1994 due to the inclusion of our health care products subsidiary's expenses for the full six-month period in 1995 compared to the inclusion for only three months in the same period in 1994.

Interest and other income of $337,000 in the first six months of 1995 increased by 52% compared to the first six months of 1994 due primarily to a favorable adjustment related to certain customers, income from a limited partnership in which the Company has an ownership interest and an adverse adjustment on an investment account in the prior-year period.

Interest expense of $100,000 in the first six months of 1995 was $35,000 lower than in the first six months of 1994. The lower interest expense in the current year period reflects the reduction in the take-or-pay liability to Tennessee Gas Pipeline (TGP) and lower interest expense on borrowings used in the purchase of the business of Ryder.

Income tax expense was $313,000 higher in the first six months of 1995 compared with the first six months of 1994 primarily due to the increase in income in the current year period.

Liquidity and Capital Resources
At June 30, 1995, the Company had no borrowings under its $20.0 million revolving loan facilities with a regional bank but had long-term debt, including current maturities, of $1.9 million which was related to its health care products subsidiary. The Company's total debt as a percent of total capitalization at June 30, 1995 was 6%.

At June 30, 1995, the Company had cash and temporary cash investments of $3.2 million compared with $.4 million at December 31, 1994. This increase was attributable to an increase in cash flow from operations, temporary working capital changes and net collections of receivables of take-or-pay costs by its interstate pipeline subsidiary from its customers which more than offset the payment of dividends, minor capital expenditures and the pay down of all remaining debt on the revolving loan facility.

The Company believes that existing cash and temporary cash investments, cash flows from operations, cash recoveries of take-or-pay costs by the Company's interstate pipeline subsidiary from its customers and borrowings available under the Company's revolving loan agreement will be sufficient to fund operations, take-or-pay obligations, repurchases of the Company's common shares pursuant to the Company's stock repurchase program and budgeted capital expenditures, including the previously announced 23-mile oxygen pipeline, over the next two years.

Regulatory Matters
As previously reported, the City of Decatur, Alabama, which accounted for approximately 15% of Alabama-Tennessee Natural Gas Company's (Alabama-Tennessee) pipeline throughput in the second quarter of 1995, received authorization in November 1994 from the FERC to connect directly to TGP via a proposed 37-mile pipeline to be constructed and operated by Decatur, and thereby bypass Alabama-Tennessee's facilities. While construction of the pipeline has not begun, if Decatur bypasses Alabama-Tennessee's pipeline system, Alabama-Tennessee would attempt to resell Decatur's capacity to other Alabama-Tennessee customers and would seek permission of the FERC to seek the recovery from Alabama-Tennessee's remaining customers of revenues lost as a result of the by-pass. Three of Decatur's major industrial customers have recently begun to receive natural gas service directly from Alabama-Tennessee, thus bypassing Decatur. These bypasses of Decatur have had the effect of reducing the adverse impact that could result from Decatur's bypass of Alabama-Tennessee's pipeline system.

Other
In early May 1995, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to 100,000 shares of its common stock in open market or negotiated transactions at such times and at such prices as management may from time to time decide.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
There have been no material developments during the second quarter of 1995 in any of the Company's legal proceedings as described in the Company's Form 10-K for the year ended December 31, 1994.

For information regarding certain litigation filed during the first quarter of 1995, see Item 1 of Part II in the Company Form 10-Q for the period ended March 31, 1995. There were no material developments during the second quarter of 1995 in such litigation.

Item 2.  Changes in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
At the annual meeting of shareholders held on May 1, 1995, the Company's shareholders voted to adopt an amendment to the Company's Articles of Incorporation, as permitted by the recently revised Alabama Business Corporation Act, to eliminate the liability of the Company's directors to the Company and its shareholders for money damages in the event of certain breaches of duty, with 1,671,897 shares voted for adoption of such amendment, 54,956 shares voted against adoption of the amendment and 27,849 abstentions and broker non-votes. At such meeting the Company's shareholders also ratified the Board of Directors' appointment of Arthur Andersen LLP as independent accountants, with 1,744,067 shares voted for ratification, 5,244 shares voted against and 5,391 abstentions and broker non-votes. The voting with respect to the nominees for election as directors was as follows:


     Nominee                 Votes For      Votes Withheld
     Jerry A. Howard          1,723,563           31,139
     Roger F. Stebbing        1,737,965           16,737
     John P. Stupp, Jr.       1,740,111           14,591


The terms of the following directors of the Company continued after the meeting: Emile A. Battat, Richard O. Jacobson, Jerome J.
McGrath, Hugh J. Morgan, Jr. and J. Kenneth Smith.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits
None.

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     AlaTenn Resources, Inc.
                           (Registrant)


Date: August 14, 1995                   s/s   Jerry A. Howard

                                        Jerry A. Howard
                                        Chairman, President
                                        & Chief Executive Officer



Date: August 14, 1995                   s/s   George G. Petty

                                        George G. Petty
                                        Vice President-Finance
                                        & Chief Financial Officer