Form 10-Q
period 1995-09-30
ALATENN RESOURCES INC
filed 1995-11-14
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended June 30, 1994   Commission File Number 0-10763


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


Common Stock, Par Value $0.10 per share -
Outstanding at September 30, 1995    _,___,___ shares


PART I - FINANCIAL INFORMATION
ALATENN RESOURCES, INC.
CONSOLIDATED STATEMENINCOME
(UNAUDITED)

                          3 Mo. Ended           9 Mo. Ended
                          September 30,        September 30,
                          1995      1994      1995      1994
                        (in thousands, except per share data)


OPERATING REVENUES:
  Industrial sales      11,188     8,519    28,806    31,974
  Resale sales           1,618     1,440     7,272     6,116
  Transportation         2,466     2,452     8,240     8,265
  Off-system sales         455     1,894     4,770     2,237
  Health Care Product    2,556     2,410     8,126     5,093
TOTAL OPERATING REVEN   18,283    16,715    57,214    53,685
COST OF GOODS SOLD      14,146    12,669    44,373    42,320
GROSS MARGIN             4,137     4,046    12,841    11,365

OTHER OPERATING EXPENSES:
  Operations             1,776     1,828     5,422     4,850
  Maintenance               79        75       205       241
  Depr. and amort.         294       290       894       680
  Other taxes               96        86       286       256
                         2,245     2,279     6,807     6,027

OPERATING INCOME         1,892     1,767     6,034     5,338

OTHER INCOME:
 Interest and investment
  income                   116       127       354       357
  Other income              -4        -3        95       -11
                           112       124       449       346

INTEREST EXPENSE            37       109       137       244

INCOME BEFORE TAXES      1,967     1,782     6,346     5,440
INCOME TAXES               713       643     2,300     1,917

NET INCOME               1,254     1,139     4,046     3,523


EARNINGS PER SHARE:       0.59      0.54      1.91      1.67

DIVIDENDS PER SHARE        0.3       0.3       0.9       0.9

AVERAGE SHARES
OUTSTANDING          2,118,010 2,114,888 2,116,490 2,112,499


The accompanying notes to consolidated financial statements are an integral part of these statements.


    ALATENN RESOURCES, INC.
  CONSOLIDATED BALANCE SHEETS
(UNAUDITED)



ASSETS

                                         Sept.30,  Dec.31,
                                              1995      1994
                                         (In thousands)

CURRENT ASSETS:
  Cash and temporary
  cash investments                           2,555       440
 Accounts receivable,
  including $2,318,000 in 1995
  and $2,583,000 in 1994
  of take-or-pay settlement costs           10,166    10,643
  Materials and supplies                       950       521
  Inventories                                  761       745
  Prepaid expenses and other                   320       317
                                            14,752    12,666

PROPERTY, PLANT AND EQUIPMENT:
  Original cost                             33,615    33,123
  Less - Accumulated depreciation
   and amortization                         15,476    15,117
                                            18,139    18,006

DEFERRED CHARGES:
  Take-or-pay settlement costs                 114     2,197
  Patents                                    5,615     5,944
  Goodwill                                   2,680     2,765
  Other                                      2,165     2,159
                                            10,574    13,065

                                            43,465    43,737



 The accompanying notes to consolidated financial statements are an integral part of these statements.


    ALATENN RESOURCES, INC.
  CONSOLIDATED BALANCE SHEETS
(UNAUDITED)



SHAREHOLDERS' EQUITY AND
LIABILITIES
                                           Sept. 30,  Dec. 31,
                                              1995      1994
                                               (In thousands)

CURRENT LIABILITIES:
 Current maturities of long-term debt          203       203
 Accounts payable and accrued liabilities,
  including $76,000 in 1995
  and $921,000 in 1994 of take-or-pay
  settlement costs                           7,966    10,010
 Accrued income and other taxes                788       621
 Accrued interest                               32        15
                                             8,989    10,849

LONG-TERM DEBT, LESS
 CURRENT MATURITIES                          2,067     2,682

OTHER LIAB. AND DEF. CREDITS:
  Accumulated deferred income taxes          1,369     1,299
  Unamortized investment tax credits           246       256
  Other                                      1,497     1,541
                                             3,112     3,096

COMMON SHAREHOLDERS' EQUITY
 Common shares, par value
 $0.10 per share, authorized
 10,000,000 shares,
 issued 2,280,000 shares                       228       228
Paid-in capital                              6,072     6,049
Retained earnings                           24,867    22,726
Treasury shares, at cost                    (1,870)   (1,893)
 Total shareholders' equity                 29,297    27,110


                                            43,465    43,737







The accompanying notes to consolidated financial statements are an integral part of these statements.



    ALATENN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              9 Months End
                                              September 30,
                                              1995      1994
                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   4,046     3,523
Adjustments to reconcile net
 income to net cash
 provided by operating activities:
   Depreciation and amortization             1,474       768
   Deferred income taxes                        70        78
   Take-or-pay recoveries
    (net of expenditures)                    1,883     1,069
   Other                                      -433       235
                                             7,040     5,673
Change in current assets and liab.:
  Decrease in accts. rec.                      705     4,535
  Increase in other current assets            -447      -685
  Decrease  in accts pay.                   (2,043)   (5,413)
  Increase (decrease) in other
   current liabilities                         155      -196
                                             5,410     3,914

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equip. additions         -820   (14,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in long-term indebtedness      -615     3,714
  Issuance  of common shares                    45        80
  Cash dividends paid                       (1,905)   (1,901)
                                            (2,475)    1,893


Net increase (decrease) in cash and
 temporary cash                              2,115    (8,307)

Cash and temporary cash investments,
 beginning of period                           440     8,761
Cash and temporary cash investments,
 end of period                               2,555       454

Cash paid for:
Interest (net of capitalized amounts)          120       139
Income taxes (net of refunds)                2,219     2,245


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

2.  Purchase of Ryder International Corporation
On April 19, 1994, the Company, purchased the business of Ryder International Corporation (Ryder) by acquiring its operating assets, including plant, equipment, inventory, patents and other intangibles but excluding cash and receivables, and assuming substantially all of its liabilities. The Company paid to Ryder, including post-closing adjustments, $11.1 million in cash, issued a promissory note in the principal amount of $1.0 million and assumed liabilities totaling $2.2 million. To fund the cash portion of the purchase price, the Company used available cash and borrowings on a revolving loan agreement with a regional bank. As of September 30, 1995, the Company's remaining indebtedness associated with this acquisition was $1.8 million.

                ALATENN RESOURCES, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results For The Three Months Ended September 30, 1995
The Company's consolidated net income for the quarter ended September 30, 1995 was $1,254,000 or $.59 per share, compared with $1,139,000 or $.54 per share, for the third quarter of 1994. The earnings per share computations are based on shares outstanding of 2,118,010 in 1995 and 2,114,888 in 1994.

Consolidated revenues of $18.3 million for the third quarter of 1995 were 9% higher than revenues of $16.7 million for the third quarter of 1994. The increase in revenues in the third quarter of 1995 was due primarily to higher natural gas sales by the Company's natural gas marketing subsidiary to an industrial customer on the Company's pipeline partially offset by a 13% decrease in spot market natural gas prices.

Gross margin of $4.1 million in the third quarter of 1995 was $.1 million higher than that in the comparable period in 1994. Higher margins in the medical and health care products segment and increased margin on natural gas sales to the industrial customer referred to above offset lower margins on off-system natural gas sales.

The cost of goods sold was $14.1 million for the third quarter of 1995, a 12% increase from the same period in 1994. This increase was consistent with the changes in revenues referred to above.

The Company's operations and maintenance expenses of $1.8 million for the third quarter of 1995 were $.1 million lower than in the third quarter of 1994. This decrease was attributable primarily to the capitalization of certain operating costs associated with the construction of a new oxygen pipeline.

Depreciation and amortization expense of $.3 million for the third quarter of 1995 was comparable to that for the same period in the prior year.

Interest and other income of $112,000 in the third quarter of 1995 was $12,000 less than in the third quarter of 1994 as higher earnings on investments were more than offset by lower earnings on the take-or-pay receivable at the Company's interstate pipeline subsidiary.

Interest expense of $37,000 in the third quarter of 1995 was $72,000 lower than in the comparable prior-year period because of the reduction of debt related to the acquisition of the business of Ryder in the prior-year period.

Income taxes in the third quarter of 1995 were $70,000 greater than in the comparable period in the prior year due to the increase in income in the current period.

Results For The Nine Months Ended September 30, 1995
The Company's consolidated net income for the nine months ended September 30, 1995 was $4,046,000 or $1.91 per share compared with $3,523,000 or $1.67 per share for the first nine months of 1994. The earnings per share computations are based on shares outstanding of 2,116,490 in 1995 and 2,112,499 in 1994.

Consolidated revenues of $57.2 million for the first nine months of 1995 were 7% higher than revenues of $53.7 million for the first nine months of 1994. This increase in revenues in the first nine months of 1995 was primarily due to the inclusion of medical and health care product revenues for the entire nine month period in the current year and to higher sales volumes by the Company's natural gas marketing subsidiary partially offset by a decrease in natural gas prices.

Gross margin of $12.8 million was $1.5 million or 13%
higher than in the comparable prior-year period.   This
increase in margin resulted primarily from higher margins at our medical and health care products subsidiary and the inclusion of such margins for the full year-to-date period in 1995 compared to the inclusion of medical and health care product margins for only a portion of the same period in 1994 due to the acquisition of the business of Ryder in April 1994.

The Company's consolidated costs of goods sold of $44.4 million for the first nine months of 1995 was 5% higher than the cost of goods sold for the same period in 1994.
This increase in cost of goods sold was due to the inclusion of our medical and health care products subsidiary for the full nine-month period in 1995 compared to only six months in the same period in the prior year and increased natural gas sales volumes for the Company's natural gas marketing subsidiary partially offset by lower spot natural gas pricing.

The Company's operations and maintenance expenses of $5.6
million were 11% higher for the first nine months of 1995 compared with the first nine months of 1994. This increase was primarily attributable to the inclusion of our medical and health care products subsidiary's operating expenses for the full nine-month period in 1995 compared to the inclusion for only six months in the same period in 1994.

Depreciation and amortization expense increased $214,000 in the first nine months of 1995 compared with the comparable period in 1994 due to the inclusion of our medical and health care products subsidiary's expenses for the full nine-month period in 1995 compared to the inclusion for only six months in the same period in 1994.

Interest and other income of $449,000 in the first nine months of 1995 increased by 30% compared to the first nine months of 1994 due primarily to a favorable adjustment related to certain customers, income from a limited partnership in which the Company has an ownership interest and an adverse adjustment on an investment account in the prior-year period. The increase in earnings on investments was partially offset by lower earnings on the take-or-pay receivable from interstate pipeline customers.

Interest expense of $137,000 in the first nine months of 1995 was $107,000 lower than in the first nine months of 1994. The lower interest expense in the current year period reflects the reduction in the take-or-pay liability to Tennessee Gas Pipeline (TGP) and lower interest expense on borrowings used in the purchase of the business of Ryder.

Income tax expense was $383,000 higher in the first nine months of 1995 compared with the first nine months of 1994 due to the increase in income in the current year period.

Liquidity and Capital Resources
At September 30, 1995, the Company had $.5 million in temporary borrowings under its $20.0 million revolving loan facilities with a regional bank and had other long-term debt, including current maturities, of $1.8 million which was related to its medical and health care products subsidiary. The Company's total debt as a percent of total capitalization at September 30, 1995 was 8%.

At September 30, 1995, the Company had cash and temporary cash investments of $2.6 million compared with $.4 million at December 31, 1994. This increase was attributable to an increase in cash flow from operations and net collections of receivables of take-or-pay costs by its interstate pipeline subsidiary from its customers which more than offset a temporary adverse change in working capital, the payment of dividends, minor capital expenditures and the pay down of debt on the revolving loan facility.

The Company believes that existing cash and temporary cash investments, cash flows from operations, cash recoveries of take-or-pay costs by the Company's interstate pipeline subsidiary from its customers and borrowings available under the Company's revolving loan agreement will be sufficient to fund operations, repurchases of the Company's common shares pursuant to the Company's stock repurchase program and budgeted capital expenditures, including the previously announced
22-mile oxygen pipeline, over the next two years.

Regulatory Matters
During the third quarter of 1995, two of the Company's
interstate pipeline subsidiary's  municipal customers,
the cities of Decatur and Huntsville, Alabama, which
together accounted for approximately 4% of AlaTenn's
revenues and 16% of its gross margin for the first nine
months of 1995,  received a proposal from another
interstate pipeline company for construction of a
pipeline to serve their natural gas transportation
requirements beginning in late 1997.   The Company's
interstate pipeline subsidiary, in conjunction with an upstream pipeline that currently also provides service for those municipalities, made a joint proposal to the two municipalities which would provide substantial cost reductions for them. However, the competing pipeline company's proposal, which has been reported to be contingent upon acceptance by both cities, has been accepted by Decatur and the Huntsville Gas and Water
Board and is pending action by the Huntsville City
Council. The Company will continue to pursue its joint proposal with the Huntsville City Council, which is expected to decide this issue later this year or early next year. The Company's interstate pipeline unit currently has firm transportation contracts with both cities. The contracts for most of this volume expire on November 1, 1997 for Decatur and April 1, 1998 for
Huntsville. The contracts for the balance of the volumes, 7% for Decatur and 14% for Huntsville, expire on November 1, 2000.

Other
The Company, on October 27, 1995, purchased from Chiron
Vision Corporation the worldwide marketing and manufacturing rights to a semi-flexible balloon catheter used to clear obstructions in the nasolacrimal duct which cause excessive tearing of the eye. These obstructions occur in a half-million people each year in the United
States alone. The Company anticipates that the first sales will be made in 1996 and that there will be synergies between this product and the Company's medical and health care unit. With successful market development, this product is anticipated to make a material contribution to the Company's earnings in the future.

              PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
There have been no material developments during the third quarter of 1995 in any of the Company's legal proceedings as described in the Company's Form 10-K for the year ended December 31, 1994.

For information regarding certain litigation filed during the first quarter of 1995, see Item 1 of Part II in the Company Form 10-Q for the period ended March 31, 1995.
There were no material developments during the third quarter of 1995 in such litigation.

Item 2.  Changes in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security
Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits
None.

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                       SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                AlaTenn Resources, Inc.
                      (Registrant)


Date: November 14, 1995           s/s   Jerry A. Howard
                                        Jerry A. Howard
                                        Chairman, President
                                        & Chief Executive
                                        Officer



Date: November 14, 1995           s/s   George G. Petty
                                        George G. Petty
                                        Vice President-Finance
                                        & Chief Financial
                                        Officer