Form 10-K405
period 1995-12-31
ALATENN RESOURCES INC
filed 1996-04-01
CIK 701288

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995
                         Commission File Number 0-10763

                            AlaTenn Resources, Inc.
             (Exact Name of Registrant as Specified in its Charter)

           Alabama                                 63-0821819
- -------------------------------               ----------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)               Identification Number)

Post Office Box 918, Florence, Alabama                35631
- ----------------------------------------           ----------
(Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number, including area code (205) 383-3631
                                                   ---------------

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

                             Yes   X      No
                                  ---        ---
Estimated aggregate market value of the voting stock held by nonaffiliates of
the registrant at February 29, 1996                               $40,261,717

Number of shares of Common Stock outstanding
at February 29, 1996                                        2,120,084  Shares

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                     DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV of this report incorporate by reference certain portions of the Registrant's 1995 Annual Report to shareholders.

Part III of this report incorporates by reference the Registrant's Proxy Statement relating to the 1996 annual meeting of shareholders.

                            ALATENN RESOURCES, INC.

                                   FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS


Item                                                         Page
- ----                                                         ----
                                   PART I.

  1. Business ...............................................   1
  2. Properties .............................................  12
  3. Legal Proceedings ......................................  13
  4. Submission of Matters to a Vote of Security Holders ....  13


                                  PART II.

  5. Market for Registrant's Common Equity and
            Related Shareholder Matters .....................  16
  6. Selected Financial Data ................................  16
  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations .............  16
  8. Financial Statements and Supplementary Data ............  16
  9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure ...........  16


                                  PART III.

 10. Directors and Executive Officers of the Registrant .....  16
 11. Executive Compensation .................................  17
 12. Security Ownership of Certain Beneficial Owners
            and Management ..................................  17
 13. Certain Relationships and Related Transactions .........  17


                                  PART IV.

 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K .............................  18

                            ALATENN RESOURCES, INC.


                                     PART I

Item 1 - Business

     General

     AlaTenn Resources, Inc. (AlaTenn or the Company) was incorporated in the state of Alabama in 1982 in connection with a reorganization of Alabama-Tennessee Natural Gas Company (Alabama-Tennessee) which was founded in 1944 and which has been in operation since 1950. AlaTenn is a diversified holding company which is engaged in two lines of business: (1) pipeline and energy services and (2) medical and health care products. During 1995, the Company was the sole owner of five natural gas transmission companies, a natural gas marketing company, two natural gas distribution companies, one company which is engaged in oil and gas exploration through its participation in a limited partnership and a new pipeline subsidiary, formed in 1994, to transport gaseous oxygen. The Company also owns a manufacturer of medical and health care products and, in 1995, formed a new subsidiary to market and distribute a new line of medical products.

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

     Because it is engaged in the transportation of natural gas in interstate commerce, Alabama-Tennessee is a "natural gas company" as defined in the Natural Gas Act of 1938. As such, it is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC), which jurisdiction includes the power to determine Alabama-Tennessee's maximum rates for the transportation of natural gas for its customers, as well as the power to authorize the construction and operation of certain new facilities.

     Tennessee River Intrastate Gas Company, Inc. (TRIGAS), one of the Company's intrastate pipeline subsidiaries, completed construction in 1990 of a 38-mile, 10-inch pipeline that extends from Barton, Alabama to Courtland, Alabama. In 1990, TRIGAS entered into a long-term agreement to transport natural gas to an industrial customer in the Courtland, Alabama area. In 1993, this customer substantially increased its transportation volume under its existing contract. In 1994, TRIGAS completed a one mile, 8-inch pipeline to transport natural gas to an industrial customer on a fixed fee basis for a minimum period of ten years.

     AlaTenn Energy Marketing Company, Inc. (ATEMCO) is the Company's natural gas marketing subsidiary. ATEMCO buys natural gas primarily on the spot market and sells that natural gas to customers on the Company's interstate and intrastate pipeline systems, as well as to off-system customers. As part of its services, ATEMCO evaluates customers' supply requirements, locates natural gas supplies and negotiates and manages contracts for those customers. ATEMCO also can arrange for the use of its customers' excess gas storage and transportation rights by other natural gas transporters through capacity release transactions, generating savings for its customers.

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

     Hardin County Gas Company (Hardin County), an AlaTenn distribution subsidiary, served approximately 140 customers in Hardin County, Tennessee. In early 1996, Hardin County sold substantially all of its assets and is not currently active. In 1994, North Mississippi Natural Gas Corporation, which is also an AlaTenn distribution subsidiary, sold substantially all of its distribution assets to a former customer and is not active at the current time.

     Vulcan Oil and Gas Company (Vulcan) is a wholly owned subsidiary of AlaTenn that is engaged in limited oil and natural gas production through its participation as a limited partner in Lima Resources Associates
     (Lima). Vulcan did not make any additional investments in Lima during 1995. As of December 31, 1992, the total investment in Lima had been written off by the Company, and Vulcan is under no obligation to invest any additional funds in the limited partnership. The Company does not anticipate any significant income in the future from Lima's operations.

     In recent years, changes in the nature of Alabama-Tennessee's business, attributable in large part to significant regulatory changes in the natural gas industry, contributed to the emergence of ATEMCO as the Company's primary marketer of natural gas. Also, as a result of these regulatory changes, Alabama-Tennessee's customers have utilized Alabama-Tennessee to provide transportation services rather than sales services and have utilized other companies, including ATEMCO, for the purchase of their natural gas supplies. While this change in the nature of its business has had an adverse impact on Alabama-Tennessee, ATEMCO has benefitted from the open-access status of Alabama-Tennessee and other pipelines. Also, TRIGAS contributed materially to the Company's earnings in 1995, 1994 and 1993 as a result of transportation revenues derived from deliveries through its pipeline.

     In 1994, the Company formed AlaTenn Pipeline Company Inc., which is party to a contract with an industrial gas producer to construct and operate a 22-mile high pressure steel pipeline to transport gaseous oxygen in north Alabama. Construction began in 1995 and the pipeline is expected to be operational in the second quarter of 1996.

     On April 19, 1994, the Company through RIC Acquisition Corporation, a wholly-owned subsidiary of the Company formed to effect the acquisition, purchased the business of Ryder International Corporation by acquiring its assets, excluding cash and receivables, and assuming substantially all of its liabilities. The Company paid to Ryder International Corporation, including post-closing adjustments, $11.1 million in cash, issued a promissory note in the principal amount of $1.0 million and assumed liabilities totaling $2.2 million. Following the closing, RIC Acquisition Corporation's name was changed to Ryder International Corporation (Ryder). Ryder is principally engaged in the design, development, manufacture and sale of proprietary products for the health care industry, including disposable or semi-disposable soft contact lens storage and disinfection systems as well as diagnostic devices used in blood analysis and tissue biopsies, and inflation devices used with balloon catheters. Ryder's products are sold primarily to major health care companies which market and distribute the products to hospitals, clinics, surgical centers, physicians and other health care providers. Since the acquisition, Ryder has significantly contributed to the Company's earnings.

     In 1995, the Company through a new subsidiary, ATRION Medical Products, Inc. (ATRION Medical Products) purchased exclusive worldwide marketing and manufacturing rights to a newly developed line of products, called LacriCATH, to be used in a patented ophthalmic surgical procedure for treating excessive tearing of the eye. The Company acquired the product and licensing rights to the product, under a licensing agreement with the product's inventor, for $425,000 and the assumption of certain liabilities. ATRION Medical Products was formed to market and distribute the new line of products. Marketing and distribution began in early 1996.

     Unless the context otherwise requires, references in this report to AlaTenn or the Company mean AlaTenn Resources, Inc. and its subsidiaries. Additional information respecting certain of the above matters is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to shareholders incorporated herein by reference.

REVENUES

     During 1995, 1994 and 1993, Alabama-Tennessee accounted for 12%, 14% and 30% of the Company's total revenues, respectively. ATEMCO accounted for 72%, 72% and 68% of revenues during these same periods. Ryder, the Company's medical and health care products subsidiary, accounted for 14% and 10% of total revenues in 1995 and 1994, respectively. Ryder was acquired by the Company in April, 1994 and revenues for 1994 reflect only results after the acquisition. The table below summarizes total revenue and delivered volumes for the Company's pipelines as well as for its natural gas marketing and other subsidiaries.

                                             1995                    1994                         1993
                                    ---------------------     --------------------        -----------------------
                                    Revenue        Volume     Revenue      Volume         Revenue         Volume
                                    ($000)        (MMMBtu)    ($000)      (MMMBtu)        ($000)         (MMMBtu)
                                    ------        -------     ------       -------        -------         -------
   PIPELINE AND ENERGY SERVICES
    Pipeline Transportation
     Interstate Pipelines            9,669         37,021      8,764        32,637          4,702          32,186
     Intrastate Pipelines            2,533          9,340      2,656         9,461          2,004          10,111
                                    ------        -------     ------       -------        -------         -------
                                    12,202         46,361     11,420        42,098          6,706          42,297
                                    ------        -------     ------       -------        -------         -------

    Gas Marketing                   57,879         30,141     51,214        22,744         80,501          35,026
    Other Natural Gas Sales            927            309      2,007           354         33,191           3,473
                                    ------        -------     ------       -------        -------         -------
                                    58,806         30,450     53,221        23,098        113,692          38,499
                                    ------        -------     ------       -------        -------         -------

    Affiliated Transactions         (1,654)       (26,099)    (1,196)      (20,280)        (1,376)        (34,045)
                                    ------        -------     ------       -------        -------         -------
                                    69,354         50,712     63,445        44,916        119,022          46,751
                                    ------        -------     ------       -------        -------         -------
   MEDICAL AND
     HEALTH CARE PRODUCTS           11,025            N/A      6,876           N/A              0             N/A
                                    ------        -------     ------       -------        -------         -------
   Total                            80,379         50,712     70,321        44,916        119,022          46,751
                                    ======        =======     ======       =======        =======         =======



   The 1995 gas marketing sales by ATEMCO totaled 30.1 million MMBtu of natural gas, an increase of 7.4 million MMBtu from the 1994 volume of 22.7 million MMBtu. Related revenues increased to $57.9 million in 1995, an increase of $6.7 million from 1994. These increases in volumes and revenues resulted from increased sales to customers on Alabama-Tennessee's system, primarily six industrial customers including three of which were formerly served by the City of Decatur. In addition, off-system sales volumes increased 78% over 1994 volumes to 4.6 million MMBtu, resulting in a $2.4 million increase in revenues. The increase in volumes was partially offset by a 12% decrease in natural gas prices in 1995, as compared with 1994. Gas marketing sales in 1994 totaled 22.7 million MMBtu of natural gas, a decrease of 12.3 million MMBtu from the 1993 volume of 35.0 million MMBtu. Related revenues decreased to $51.2 million in 1994, a reduction of $29.3 million from 1993. These decreases in volumes and revenues resulted from the loss of certain ATEMCO customers in late 1993, as described below, three of which have since returned to ATEMCO for sales services. The decreases in revenues and volume between years associated with the loss of such customers were partially offset by an increase of approximately 1.8 million MMBtu and $2.1 million in revenues from off-system sales. The decrease in revenues from 1993 to 1994 was also attributable to a decrease in the price of natural gas purchased and sold. Natural gas prices decreased by approximately 14% in 1994 compared with 1993. During 1995, 1994 and 1993, ATEMCO sold approximately 56%, 47% and 74%, respectively, of the natural gas delivered on the Company's pipelines. For a description of recent changes in ATEMCO's contractual relationship with certain of its municipal customers, see "Competition" below.

   Alabama-Tennessee receives a fee for transportation services provided to its customers which is set by the FERC. In 1993, as a result of changes in the natural gas industry brought about by FERC Order 636, Alabama-Tennessee's sales customers converted their firm sales service on Alabama-Tennessee to firm transportation service, and also acquired Alabama-Tennessee's firm capacity on Tennessee Gas Pipeline Company (TGP), an upstream pipeline. The conversion of sales service to transportation service along with the upstream assignments resulted in decreased revenues by Alabama-Tennessee because (1) transportation service does not include a gas cost component as does a bundled sales and transportation service and (2) the assignment of upstream capacity on TGP required those customers to pay TGP directly, thereby removing those revenues from Alabama-Tennessee.

   As in 1994, during 1995 the Company's two largest industrial customers each accounted for more than 10% of the Company's revenues. Champion International Corporation and Amoco Chemicals Corporation, accounted for approximately 25% and 12%, respectively, of the Company's operating revenues.

   Approximately 52% of Alabama-Tennessee's natural gas throughput in 1995 was delivered to 17 municipal customers serving 28 communities under contracts expiring in late 1997 through 2001. Alabama-Tennessee currently serves most of the communities extending from Selmer, Tennessee to Huntsville, Alabama, including portions of northeast Mississippi, the Shoals area of northwest Alabama, and Athens, Decatur and Huntsville, Alabama. The remaining 48% of Alabama-Tennessee's throughput was delivered directly to eight industrial users. A substantial portion of the deliveries to industrial users was delivered to a major customer under a contract expiring in September, 1997. The remaining portion was delivered under short-term interruptible contracts with annual renewals. Approximately 99% of TRIGAS's deliveries through its pipeline were delivered to one major industrial customer while the remaining 1% was delivered to a single resale customer.

   Alabama-Tennessee's business is seasonal in nature and is strongly influenced by weather conditions. Natural gas deliveries on Alabama-Tennessee's pipeline system tend to be higher in the winter months due to increased consumption for residential heating. Natural gas deliveries during the summer months decline as a result of lower residential usage. Sales by ATEMCO to municipal customers on the Company's pipelines also tend to be seasonal in nature, while sales to industrial users are not normally impacted by weather changes. TRIGAS, the Company's intrastate pipeline, is less subject to such seasonal fluctuations because the majority of its pipeline deliveries are to one industrial user whose usage does not materially change as a result of weather conditions.

   Ryder, the Company's medical and health care products subsidiary, is engaged in the design, development, manufacture and sale of proprietary products used in the medical and health care industry. Ryder's products are generally manufactured through an injection molding process, using state-of-the-art equipment. These products include disposable and semi-disposable soft contact lens storage and disinfection systems which are marketed to major medical and health care companies in conjunction with their name-brand products. In 1995, more than 28% of Ryder's products were shipped to international markets. Ryder also produces a range of diagnostic devices, including products used in blood analysis and tissue biopsies, and inflation devices used with balloon catheters. Ryder sells it products to major health care companies which market and distribute the products to hospitals, clinics, surgical centers, physicians and other health care providers. Ryder develops working models or prototypes that allow its customers to test products in their own markets.

   As a result of its development of various products and engineering solutions, Ryder currently holds a number of design and use patents. Ryder relies on patents and contracts to protect its proprietary technology.
   Ryder generally enters into confidentiality agreements with its employees, consultants and customers and limits access to and distribution of its documentation and other proprietary information. In 1995 and 1994, Ryder spent approximately $1 million and $.5 million, respectively, for research and development of new products or improvements to existing product lines. Typically, Ryder bears the expense of the product-development phase and then enters into long-term contracts with its customers which allow Ryder to retain exclusive world-wide manufacturing rights to the products it has developed. Generally, these long-term contracts are full-requirements contracts and Ryder manufactures the product only upon receipt of customer purchase orders. Since lead times on materials purchases and production schedules for the manufacture of its products are relatively short, Ryder does not have any significant backlog. Ryder employs a limited number of sales persons who make direct contact with potential customers who may have need of Ryder's services.

   Revenues for Ryder in 1995 and 1994 totaled $11.0 million and $6.9 million, respectively. The increase in revenues at Ryder between years is attributable to the inclusion of a full year's operations in 1995 compared to eight months in the prior year, but also reflected, on a comparable basis, higher sales volumes. The acquisition of Ryder's business was recorded using the purchase method of accounting. Accordingly, only results from

   Ryder's operations subsequent to the acquisition date of April 19, 1994 are reflected in the Company's financial statements for 1995 and 1994 and results for prior periods are not included.

   For additional financial information regarding each operating segment, see
   Note 11 of Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report to shareholders incorporated herein by reference.

   AVAILABILITY OF NATURAL GAS SUPPLY AND RAW MATERIALS

   Alabama-Tennessee's historical supplier of natural gas under firm contract until the implementation of FERC Order 636 (see Regulation) was TGP, a subsidiary of Tenneco, Inc. In November 1992, Alabama-Tennessee assigned all of its storage entitlement and related firm transportation capacity on the TGP system to its resale customers. On September 1, 1993, Alabama-Tennessee converted the balance of its capacity on TGP to firm transportation service as a result of regulatory changes requiring the implementation by TGP of FERC Order 636, which resulted in the "unbundling" of sales and transportation service on regulated pipelines. Effective September 1, 1993, Alabama-Tennessee also implemented Order 636 allowing its customers to convert firm sales capacity on Alabama-Tennessee to firm transportation service. Alabama-Tennessee, as required by Order 636, assigned to its customers the firm transportation service which it held on TGP, giving its customers firm transportation service on both Alabama-Tennessee and its upstream pipeline. The assignment of these firm transportation and storage rights enhanced these customers' flexibility in acquiring and maintaining gas supplies by allowing them to benefit from recent changes in the natural gas industry (see Regulation).

   During 1995 and 1994, transportation services by Alabama-Tennessee constituted 100% of its throughput. As a result of FERC Order 636, as noted above, Alabama-Tennessee has no obligation to provide a natural gas supply,
   or sales, service to its customers.   ATEMCO, the Company's natural gas
   marketing subsidiary, generally purchases natural gas on the spot market, but has contracted for longer-term supplies as required to meet its commitments to its customers. In all cases in which ATEMCO contracts for long-term supplies, matching long-term sales contracts are also obtained that allow ATEMCO to serve as a conduit between the producer and the end-user of the natural gas without incurring the risk of shortfalls in either the demand or supply. These spot market and long-term arrangements should provide ATEMCO with an adequate supply of natural gas in 1996.

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

   COMPETITION

   Except for natural gas deliveries to four municipal customers and one indus-trial customer from other intrastate pipelines, Alabama-Tennessee's and TRIGAS's pipelines currently are the only pipelines utilized by their customers to access upstream pipelines and supplies of natural gas. In 1995 and 1994, transportation constituted 100% of all deliveries on these pipelines. The principal competitive fuels for industrial and commercial purposes are coal and fuel oil. Electricity is the main competition for residential uses.

   The Cities of Decatur and Huntsville, which accounted for approximately 14% and 16%, respectively of Alabama-Tennessee's pipeline throughput in 1995, have entered into a 20 year contract with Southern Natural Gas Company (Southern), a wholly owned subsidiary of Sonat, Inc., for natural gas transportation services. In order to provide service under these contracts, Southern plans to construct a new pipeline to serve the Huntsville and Decatur area. Southern has filed an application with the FERC to build a 110-mile pipeline from Tuscaloosa, Alabama to North Alabama to provide such service to Huntsville and Decatur beginning in or after the fourth quarter of 1997. These contracts with Southern cover substantially all of the natural gas requirements of Huntsville and Decatur. For further information regarding the proposed bypass see Item 3 - Legal Proceedings.

   In 1994, the FERC granted authorization for three of Decatur's major industrial customers to obtain natural gas service directly from Alabama-Tennessee, thus bypassing Decatur. As of the end of 1995, all of these customers, Monsanto Company, Minnesota Mining and Manufacturing, and American Maize had already begun to receive service directly from the Company. This bypass of Decatur would have the effect of reducing the adverse impact of the intended by-pass of Alabama-Tennessee's pipeline system.

   ATEMCO buys and resells natural gas primarily on the spot market, resulting in a gross margin equal to the difference between the purchase price and the resale price of such gas. ATEMCO has a long-term agreement to supply natural gas for a major industrial customer on the TRIGAS pipeline. Almost all of ATEMCO's other contracts are shorter-term agreements. Through its knowledge of the industry and contacts with industry personnel, ATEMCO identifies potential natural gas markets, contracts for the sale of natural gas to these markets, contracts for the purchase of natural gas from suppliers and arranges for the transportation of the natural gas over one or more pipeline systems. ATEMCO's success is highly dependent upon its ability to find and market competitively-priced natural gas.

   Regulatory changes culminating with FERC Order 636 have given customers on Alabama-Tennessee's pipeline system increased flexibility over the past few years in contracting directly with producers and marketing companies for their natural gas supplies. While such changes have required Alabama-Tennessee to transport natural gas as opposed to its traditional role as a seller of natural gas, ATEMCO has been able to provide numerous services to its customers in the new environment which have helped to offset revenues lost at Alabama-Tennessee.

   Ryder, the Company's health care products subsidiary, manufactures products for certain major health care companies and is dependent on several customers for the majority of its sales. The loss of one or more of these customers would have a material adverse impact on the health care products segment of the Company. Also, the fact that Ryder's products are somewhat limited in number and normally are only a component of the ultimate product sold by Ryder's customers, requires Ryder to be continually attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. Depending on the product and the nature of the project, Ryder competes on the basis of its ability to provide engineering and design expertise as well as on the basis of product and
   price.   Ryder believes that its expertise and reputation for quality products have allowed it to compete favorably with respect to each such factor and to maintain long-term relationships with these customers. Also, as Ryder continues to expand its product lines, adding new products and customers, dependency on a limited number of customers will be reduced. Ryder frequently designs products for a customer, or potential customer, at its own expense prior to entering into long-term development and manufacturing agreements with that customer. While certain of Ryder's customers may internally design and develop their own products, or out source certain aspects of the design and development processes, the Company is unaware of any other companies who directly compete on the same basis as Ryder.

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

   Also, as an interstate natural gas pipeline company, Alabama-Tennessee is subject to the jurisdiction of the FERC (under the Natural Gas Act of 1938 and other federal legislation) with respect to interstate transportation of natural gas, certain rates and charges, construction of new facilities, extension or abandonment of services and facilities, accounts and records, depreciation and amortization policies and certain other related matters. Alabama-Tennessee holds certificates of public convenience and necessity issued by the FERC authorizing it to construct and operate all pipelines, facilities and properties which it now operates, and to transport natural gas in interstate commerce in instances where such certificates are required. As necessary, Alabama-Tennessee files with the FERC applications for changes in its transportation rates and charges which are designed to allow it to recover its costs of providing such services to its customers, as well as a reasonable return on its investment. These rates are normally allowed to become effective, subject to refund, until such time as the FERC determines the just and reasonable rates.

   During 1992, the FERC issued Order Nos. 636, 636-A and 636-B, (collectively referred to as the "Restructuring Rule"). Under the Restructuring Rule, which is pending review by certain federal appellate courts, all interstate natural gas pipelines were required to make a number of changes in the structure of the services which they provided prior to the end of 1993. Among other things, the Restructuring Rule required interstate pipelines to revise their tariffs to reflect a separating or "unbundling" of their sales services from their transportation services and the provision of all transportation services on a basis that is equal in quality for all natural gas supplies, whether purchased from the pipeline or from any other natural gas supplier. The Restructuring Rule also provides that pipelines would be allowed to collect from their customers the prudently incurred "transition costs" associated with the changes required by these orders, including gas supply realignment costs.

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

   Based on settlements with its customers which became final in 1991, Alabama-Tennessee anticipates collections of approximately $1.8 million during 1996, which will complete its recovery of take-or-pay payments from its customers. As a result of the payments made by Alabama-Tennessee to TGP since 1988, Alabama-Tennessee had fully paid its take-or-pay obligation to TGP.

   For more information on take-or-pay matters, see Note 3 of Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report to shareholders incorporated herein by reference.

   The facilities of Ryder, the Company's health care products subsidiary, are registered with the Food and Drug Administration (FDA). All of Ryder's medical products are manufactured in accordance with Good Manufacturing Practices as set forth in the Food, Drug and Cosmetic Act of 1938. The FDA does not establish or regulate price levels for products manufactured by Ryder.

   TRIGAS, the Company's intrastate pipeline subsidiary, is subject to the jurisdiction of the Alabama Public Service Commission (APSC), as are Central Gas Company and Tennessee River Development Company. There are no material proceedings before the Commission involving these companies.

   AlaTenn Pipeline Company, Inc. a company engaged in the transportation of gaseous oxygen is not a regulated pipeline.

   Hardin County Gas Company and North Mississippi Natural Gas Corporation are subject to the jurisdiction of the Tennessee Public Service Commission and the Mississippi Public Service Commission, respectively. Both companies have sold substantially all of their assets and are currently inactive. There are no material proceedings before these state commissions involving these companies.

   Company pipeline facilities are subject to federal safety guidelines as promulgated by the Department of Transportation (D.O.T.). Alabama-Tennessee's facilities are subject to periodic inspection by the D.O.T. to ensure compliance with these guidelines. Intrastate pipeline facilities owned and operated by the Company's subsidiaries are subject to the same D.O.T. guidelines and are inspected periodically by the appropriate state agencies to verify compliance.

   Additional regulatory information is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to shareholders incorporated herein by reference.

   PEOPLE

   At December 31, 1995, the Company had 169 full-time employees, 40 of which are employed in the pipeline and energy services segment. The remaining 129 are employed in the medical and health care products segment.

   Employee relations are good and there has not been any work stoppage due to labor disagreements. None of the Company's employees are represented by any labor union.


ITEM 2 - PROPERTIES

   The headquarters of the Company and its subsidiaries, except for Ryder and ATRION Medical Products, are located in a Company-owned office building in Sheffield, Alabama. Ryder is located in Arab, Alabama and ATRION Medical Products leases office space in Birmingham, Alabama.

   Alabama-Tennessee has approximately 288 miles of transmission pipeline and two compressor stations. Its primary transmission pipeline extends from an interconnection with TGP's pipeline near Selmer, Tennessee approximately 130 miles eastward across northern Mississippi and Alabama to Huntsville, Alabama. The system interconnects with TGP's Kinder-Portland line near Corinth, Mississippi and its Delta-Portland line near Barton, Alabama. The system also interconnects with the Columbia Gulf Transmission Pipeline near Corinth and with the Texas Eastern Transmission Pipeline near Barton. Pipe sizes range from 2-inch to 16-inch, including 74 miles of 12-inch, 97 miles of 10-inch, 48 miles of 8-inch, 51 miles of 6-inch and 18 miles of various other diameters. These transmission pipelines are located primarily on rights-of-way held under easement, license or permit on lands owned by others. None of Alabama-Tennessee's properties is subject to any liens. Alabama-Tennessee's pipeline system is certificated by the FERC to deliver approximately 133,000 MMBtu per day of natural gas to its customers.

   TRIGAS has 38 miles of 10-inch pipeline, extending from Barton, Alabama to Courtland, Alabama, and 1 mile of 8-inch pipeline that transports gas from an interconnect with Alabama-Tennessee Natural Gas Company to an end user near Decatur, Alabama.

   Ryder's manufacturing facilities, which are owned by Ryder, are located on a 67-acre site in Arab, Alabama. In addition to three office buildings which house administrative, engineering and design operations, the manufacturing facility, situated on the same location, contains approximately 112,000 square feet of manufacturing space.

   In 1994, North Mississippi Natural Gas Corporation, which is also a distribution subsidiary sold substantially all of its distribution assets to a former customer and is not active at the current time. Hardin County Gas Company, the Company's only remaining active natural gas distribution subsidiary owned 11 miles of distribution pipeline which were sold in early 1996.

ITEM 3 - LEGAL PROCEEDINGS

   For information concerning regulatory proceedings, see the section entitled "Regulation" in Item 1 above and see Note 3 of the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to shareholders incorporated herein by reference.

   On February 9, 1996 the Company filed a lawsuit in state court in Alabama. In the lawsuit, the Company is asserting that the recently approved contract between Southern Natural Gas Company and the City of Huntsville violates Alabama's competitive bid laws and is requesting the contract be declared void. (See "Competition".)

   There were no other material pending legal proceedings to which the Company or any of its subsidiaries was a party, or of which any of their property was the subject, as of December 31, 1995.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

   EXECUTIVE OFFICERS OF THE COMPANY

   NAME                     AGE            TITLE
   ----                     ---            -----
   Jerry A. Howard          53   Chairman of the Board,
                                 President and Chief Executive
                                 Officer of the Company and of
                                 Alabama-Tennessee Natural Gas
                                 Company and Chairman of the
                                 Board or President of all
                                 other subsidiaries.

   George G. Petty          55   Vice President-Finance, Chief
                                 Financial Officer and
                                 Secretary-Treasurer of the
                                 Company and of Alabama-Tennessee
                                 Natural Gas Company.

   Jeffery Strickland       37   Vice President-Corporate
                                 Development, Asst. Secretary
                                 and Asst. Treasurer of the
                                 Company and Vice President-Planning
                                 of Alabama-Tennessee
                                 Natural Gas Company.

   Gus Magrini              43   President and Secretary of
                                 AlaTenn Energy Marketing
                                 Company, Inc.

   Richard Rabenau          54   President and Secretary of
                                 Ryder International
                                 Corporation and President of
                                 ATRION Medical Products, Inc.

   The persons who are identified as executive officers of the Company currently serve as officers of the Company or of Alabama-Tennessee, Ryder International Corporation, ATRION Medical Products, Inc., AlaTenn Energy Marketing Company, Inc. or of both the Company and Alabama-Tennessee. The officers of the Company and Ryder International Corporation, ATRION Medical Products, Inc., Alabama-Tennessee and AlaTenn Energy Marketing Company are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of shareholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries are due to expire on May 6, 1996 when such meetings of the Boards of Directors of the Company and its subsidiaries are scheduled to be held or when their successors are elected.

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

   Mr. Howard has served as Chairman of the Board, President and Chief Executive Officer of the Company and of Alabama-Tennessee and Chairman of the Board and President of all other subsidiaries, except for AlaTenn Energy Marketing Company, Inc., Ryder International Company, and ATRION Medical Products, Inc. for more than five years. Mr. Howard also serves as Chairman of the Board for AlaTenn Energy Marketing Company, Inc. and served as its President and Chief Executive Officer until May, 1992. Mr. Howard has also served as Chairman of the Board of Ryder International Corporation since April, 1994, and Chairman of the Board of ATRION Medical Products, Inc. since September, 1995.

   Mr. Strickland has served as Vice President-Corporate Development of the Company since May 1992 and as Assistant Secretary and Assistant Treasurer of the Company since May 1990. Mr. Strickland served as Director of Planning of the Company from December 1988 until May 1992. Mr. Strickland has served as Vice President-Planning of Alabama-Tennessee since May 1992 and as Director of Planning of Alabama-Tennessee prior to May 1992.

   Mr. Magrini has served as President and Secretary of AlaTenn Energy Marketing Company, Inc. since May, 1993. From May, 1992 until May, 1993, Mr. Magrini served as Vice-President-Customer Relations of
   Alabama-Tennessee. Prior to that time, Mr Magrini served as Vice President-Sales and Supply of Alabama-Tennessee.

   Mr. Rabenau has served as President and Secretary of Ryder International Corporation since April 19, 1994. From April 1, 1990 until April 19, 1994, Mr. Rabenau served as President of the predecessor company, also named Ryder International Corporation prior to the purchase of its assets by the Company. Mr. Rabenau has served as President and Secretary of ATRION Medical Products, Inc. since September, 1995.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
   SHAREHOLDER MATTERS

   The information for this item is set forth on page 28 of the Company's 1995 Annual Report to shareholders (Exhibit 13) under the heading "Stock Information" and is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

   The information for this item is set forth in the section entitled "Selected Financial Data" on page 22 of the Company's 1995 Annual Report to shareholders (Exhibit 13) and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

   The information for this item is set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 26 of the Company's 1995 Annual Report to shareholders (Exhibit 13) and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information for this item is set forth on pages 11 through 21 of the Company's 1995 Annual Report to shareholders (Exhibit 13) and is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   DIRECTORS -

   The information for this item relating to directors and nominees of the Company and to the filing of reports under Section 16(a) of the Securities Exchange Act of 1934 is set forth in the section entitled "Election of Directors" in the Company's Proxy Statement related to the annual meeting of shareholders to be held on May 6, 1996, which section is incorporated herein by reference.


   EXECUTIVE OFFICERS  -

   The information for this item relating to executive officers of the Company is set forth on pages 16 through 18 of this report.


ITEM 11 - EXECUTIVE COMPENSATION

   The information for this item is set forth in the section entitled "Executive Compensation" in the Company's Proxy Statement related to the annual meeting of shareholders to be held on May 6, 1996, which section (except for the portions thereof entitled "Compensation Committee Report on Executive Compensation" and "Performance of Common Shares") is incor-porated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT

   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS -

   The information for this item is set forth in the section entitled "Information Regarding Certain Beneficial Owners of Common Shares" in the Company's Proxy Statement related to the annual meeting of shareholders to be held on May 6, 1996, which section is incorporated herein by reference.

   SECURITY OWNERSHIP OF MANAGEMENT -

   The information for this item is set forth in the section entitled "Securities Ownership of Management" in the Company's Proxy Statement related to the annual meeting of shareholders to be held on May 6, 1996, which section is incorporated herein by reference.

   CHANGES IN CONTROL -

   The Company knows of no arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information for this item is set forth in the section entitled "Certain Transactions" in the Company's Proxy Statement related to the annual meeting of shareholders to be held on May 6, 1996, which section is incorporated herein by reference.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
   FORM 8-K

                                                    ANNUAL REPORT
FINANCIAL STATEMENTS                                 PAGE NUMBER
- --------------------                                -------------
The following consolidated financial
statements, related notes to consolidated
financial statements and report of independent public
accountants contained on pages 11
through 21 of the Company's 1995 Annual
Report to shareholders (Exhibit 13) are
incorporated herein by reference in Item 8:

Consolidated Statements of Income
 for the years ended December 31, 1995, 1994
 and 1993                                                 11
Consolidated Balance Sheets as of
 December 31, 1995 and 1994                              12-13
Consolidated Statements of Cash Flows
 for the years ended December 31, 1995, 1994
 and 1993                                                 14
Notes to Consolidated Financial Statements               15-21
Report of Independent Public Accountants                  10

FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.


EXHIBITS  (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

The following exhibits are filed as part of this 1995 Form 10-K
Report. Those exhibits previously filed and incorporated herein by reference are identified below by a note reference to the previous filing.

EXHIBIT
NUMBERS             DESCRIPTION
- -------             -----------
  2     Stock Purchase Agreement dated February 17, 1990, between
        AlaTenn Resources, Inc. and MEGA Natural Gas Company, as
        amended by Letter Agreement dated March 9, 1990 (1)
  3a    Articles of Incorporation, as amended (5)
  3b    Bylaws, as amended (3)
  4a    Rights Agreement, dated as of February 1, 1990, between
        AlaTenn Resources, Inc. and American Stock Transfer &
        Trust Company, which includes the form of Right
        Certificate as Exhibit A and the Summary of Rights to
        Purchase Common Shares as Exhibit B (4)
  4b    Loan Agreement dated November 15, 1989, among AlaTenn
        Credit Corp., Third National Bank in Nashville, and The
        First National Bank of Florence (16)
  4c    Revolving Credit Note in the principal amount of $20
        million dated November 15, 1989, by AlaTenn Credit Corp.
        in favor of Third National Bank in Nashville and The
        First National Bank of Florence (17)
  4d    First Amendment to Loan Agreement dated December 29, 1989
        among AlaTenn Credit Corp., Third National Bank in
        Nashville, and the First National Bank of Florence (23)
  4e    Second Amendment to Loan Agreement dated November 6, 1990
        among AlaTenn Credit Corp., Third National Bank in
        Nashville, and the First National Bank of Florence (24)
  4f    Credit Agreement in the amount of $20 million, dated
        January 20, 1995 between AlaTenn Credit Corporation and
        Compass Bank (34)
 10a*   Performance Share Plan of AlaTenn Resources, Inc. (13)
 10b*   Change in Control Agreement between AlaTenn Resources,
        Inc. and Jerry A. Howard, dated October 23, 1987 and
        amendment dated March 11, 1988 (14)
 10c*   Change in Control Agreement between AlaTenn Resources,
        Inc. and George G. Petty, dated October 23, 1987 and
        amendment dated March 11, 1988 (15)
 10d    Escrow Agreement dated December 27, 1989 by Alabama-Tennessee
        Natural Gas Company and Third National Bank In
        Nashville, as escrow agent and Tennessee Gas Pipeline
        Company (18)
 10e    Gas Sales Contract between Alabama-Tennessee Natural Gas
        Company and Tennessee Gas Pipeline Company, dated August
        1, 1989 (19)
 10f    Agreement for Purchase and Sale of Assets, dated October
        3, 1990, by and among Central Gas Company, Tennessee
        River Development Company and the City of Florence,
        Alabama (25)
 10g    First Amendment to Agreement for Purchase and Sale of
        Assets, dated March 5, 1991, by and among Central Gas
        Company, Tennessee River Development Company and the City
        of Florence, Alabama (26)
 10h    Offer to Purchase, dated December 27, 1989 between Oryx
        Energy Company and Alabama-Tennessee Natural Gas Company
        (27)

 10i    Agreement of Sale, dated November 19, 1990 by and among
        AlaTenn Resources, Inc., Triton Energy Corporation and
        Pacific Basin Company (28)
 10j*   1990 Stock Option Plan, adopted March 15, 1990 (20)
 10k*   Form of Incentive Stock Option Agreement (21)
 10l*   Restricted Shares Compensation Plan for Non-Employee
        Directors, adopted May 6, 1991 (22)
 10m*   Alabama-Tennessee Natural Gas Company Non-Employee
        Directors Deferral Plan (29)
 10n*   Alabama-Tennessee Natural Gas Company Supplemental
        Executive Retirement Plan (30)
 10o*   Alabama-Tennessee Natural Gas Company Supplemental
        Executive Thrift Plan (31)
 10p    Assets Purchase Agreement, dated April 19, 1994 between
        Ryder International Corporation, Frank and Carolyn Ryder,
        RIC Acquisition Corporation and AlaTenn Resources (32)
 101*   1994 Key Employee Stock Incentive Plan (33)
 13     Portions of 1995 Annual Report to Shareholders which are
        incorporated by reference into the form 10-K (5)
 21     Subsidiaries of AlaTenn Resources, Inc. as of December
        31, 1995 (5)
 23     Consent of Arthur Andersen & Co. (5)
 24     Powers of Attorney authorizing Jerry A. Howard and George
        G. Petty to sign the AlaTenn Resources, Inc. Annual
        Report on Form 10-K for fiscal year ended December 31,
        1995 on behalf of certain directors of the Company (5)
 27     Financial Data Schedules (filed electronically only) (5)
 99     System map of Alabama-Tennessee Pipeline System (35)

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

(13) Filed as Exhibit A to the definitive Proxy Statement of AlaTenn Resources, Inc. dated March 25, 1983
(14) Filed as Exhibit 10c to Form 10-K of AlaTenn Resources, Inc. dated March 29, 1988
(15) Filed as Exhibit 10d to Form 10-K of AlaTenn Resources, Inc. dated March 29, 1988
(16) Filed as Exhibit 4b to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1990.
(17) Filed as Exhibit 4c to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1990.
(18) Filed as Exhibit 10k to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1990.
(19) Filed as Exhibit 10l to Form 10-K of AlaTenn Resources, Inc. dated March 30, 1990.
(20) Filed as Appendix A to the Definitive Proxy Statement of the Company dated April 6, 1990.
(21) Filed as Exhibit 4(d) to the Registration Statement on Form S-8 of AlaTenn Resources, Inc., filed May 17, 1991 (File No. 33-40639).
(22) Filed as Appendix A to the Definitive Proxy Statement of the Company dated March 29, 1991.
(23) Filed as Exhibit 4d to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(24) Filed as Exhibit 4e to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(25) Filed as Exhibit 10m to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(26) Filed as Exhibit 10n to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(27) Filed as Exhibit 10o to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(28) Filed as Exhibit 10p to Form 10-K of AlaTenn Resources, Inc., dated March 28, 1991.
(29) Filed as Exhibit 10t to Form 10-K of AlaTenn Resources, Inc., dated March 27, 1992.
(30) Filed as Exhibit 10u to Form 10-K of AlaTenn Resources, Inc., dated March 26, 1993.
(31) Filed as Exhibit 10v to Form 10-K of AlaTenn Resources, Inc., dated March 26, 1993.
(32)    Filed as Exhibit 2 to Form 8-K of AlaTenn Resources,
        Inc.,  dated May 2, 1994.
(33) Filed as Appendix A to the Definitive Proxy Statement of the Company dated March 28, 1994.
(34) Filed as Exhibit 4f to Form 10-K of AlaTenn Resources, Inc., dated March 30, 1995.
(35) Filed as Exhibit 99 to Form 10-K of AlaTenn Resources, Inc., dated March 30, 1995.

* Management Contract or Compensatory Plan or Arrangement

REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

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

Dated: April 1, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                   Capacity                  Date
     ---------                   --------                  ----
(I)  Principal Executive
     Officer:


/s/Jerry A. Howard            Chairman of the Board,   April 1, 1996
- ------------------------      President and Chief
  (Jerry A. Howard)           Executive Officer


(ii)  Principal Financial
      Officer:

/s/George G. Petty            Vice President -         April 1, 1996
- ------------------------      Finance and Chief
  (George G. Petty)           Financial Officer


(iii)  Directors:



/s/Emile A. Battat            Director                 April 1, 1996
- ------------------------
  (Emile A. Battat)


/s/Jerry A. Howard            Director                 April 1, 1996
- ------------------------
   Jerry A. Howard



/s/Richard O. Jacobson        Director                 April 1, 1996
- ------------------------
  (Richard O. Jacobson)


/s/John H.P. Maley            Director                 April 1, 1996
- ------------------------
  (John H.P. Maley)


/s/Jerome J. McGrath          Director                 April 1, 1996
- ------------------------
  (Jerome J. McGrath)


/s/Hugh J. Morgan, Jr.        Director                 April 1, 1996
- ------------------------
  (Hugh J. Morgan, Jr.)


/s/J. Kenneth Smith           Director                 April 1, 1996
- ------------------------
  (J. Kenneth Smith)


/s/Roger F. Stebbing          Director                 April 1, 1996
- ------------------------
  (Roger F. Stebbing)


/s/John P. Stupp, Jr.         Director                 April 1, 1996
- ------------------------
  (John P. Stupp, Jr.)


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





     To the Shareholders and
     the Board of Directors of
     AlaTenn Resources, Inc.:


     We have audited the accompanying consolidated balance sheets of AlaTenn Resources, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlaTenn Resources, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




     /s/  Arthur Andersen LLP
     ------------------------
     Atlanta, Georgia
     February 10, 1995

                            ALATENN RESOURCES, INC.

                               INDEX OF EXHIBITS

The following exhibits are filed as part of this 1995 Form 10-K Report. Those exhibits previously filed and incorporated herein by reference are identified below by a note reference to the previous filing.


EXHIBIT                                                           PAGE
NUMBER              DESCRIPTION                                  NUMBER
- -------             -----------                                  ------
  2       Stock Purchase Agreement dated February 17, 1990,
          between AlaTenn Resources, Inc. and MEGA Natural
          Gas Company, as amended by Letter Agreement dated
          March 9, 1990 (1)
  3a      Articles of Incorporation, as amended (5)
  3b      Bylaws, as amended (3)
  4a      Rights Agreement, dated as of February 1, 1990,
          between AlaTenn Resources, Inc. and American Stock
          Transfer & Trust Company, which includes the form
          of Right Certificate as Exhibit A and the Summary
          of Rights to Purchase Common Shares as Exhibit B
          (4)
  4b      Loan Agreement dated November 15, 1989, among
          AlaTenn Credit Corp., Third National Bank in
          Nashville, and The First National Bank of Florence
          (16)
  4c      Revolving Credit Note in the principal amount of
          $20 million dated November 15, 1989, by AlaTenn
          Credit Corp. in favor of Third National Bank in
          Nashville and The First National Bank of Florence
          (17)
  4d      First Amendment to Loan Agreement dated December
          29, 1989 among AlaTenn Credit Corp., Third National
          Bank in Nashville, and the First National Bank of
          Florence (23)
  4e      Second Amendment to Loan Agreement dated November
          6, 1990 among AlaTenn Credit Corp., Third National
          Bank in Nashville, and the First National Bank of
          Florence (24)
  4f      Credit Agreement in the amount of $20 million,
          dated January 20, 1995 between AlaTenn Credit
          Corporation and Compass Bank (34)
 10a*     Performance Share Plan of AlaTenn Resources, Inc. (13)
 10b*     Change in Control Agreement between AlaTenn Re-
          sources, Inc. and Jerry A. Howard, dated October
          23, 1987 and amendment dated March 11, 1988 (14)
 10c*     Change in Control Agreement between AlaTenn Re-
          sources, Inc. and George G. Petty, dated October
          23, 1987 and amendment dated March 11, 1988 (15)
 10d      Escrow Agreement dated December 27, 1989 by
          Alabama-Tennessee Natural Gas Company and Third
          National Bank In Nashville, as escrow agent and
          Tennessee Gas Pipeline Company (18)
 10e      Gas Sales Contract between Alabama-Tennessee
          Natural Gas Company and Tennessee Gas Pipeline
          Company, dated August 1, 1989 (19)
 10f      Agreement for Purchase and Sale of Assets, dated
          October 3, 1990, by and among Central Gas Company,
          Tennessee River Development Company and the City of
          Florence, Alabama (25)
 10g      First Amendment to Agreement for Purchase and Sale
          of Assets, dated March 5, 1991, by and among
          Central Gas Company, Tennessee River Development
          Company and the City of Florence, Alabama (26)
 10h      Offer to Purchase, dated December 27, 1989 between
          Oryx Energy Company and Alabama-Tennessee Natural
          Gas Company (27)
 10i      Agreement of Sale, dated November 19, 1990 by and
          among AlaTenn Resources, Inc., Triton Energy
          Corporation and Pacific Basin Company (28)
 10j*     1990 Stock Option Plan, adopted March 15, 1990 (20)
 10k*     Form of Incentive Stock Option Agreement (21)
 10l*     Restricted Shares Compensation Plan for Non-Employee
          Directors, adopted May 6, 1991 (22)
 10m*     Alabama-Tennessee Natural Gas Company Non-Employee
          Directors Deferral Plan (29)
 10n*     Alabama-Tennessee Natural Gas Company Supplemental
          Executive Retirement Plan (30)
 10o*     Alabama-Tennessee Natural Gas Company Supplemental
          Executive Thrift Plan (31)
 10p      Assets Purchase Agreement, dated April 19, 1994
          between Ryder International Corporation, Frank and
          Carolyn Ryder, RIC Acquisition Corporation and
          AlaTenn Resources (32)
 101*     1994 Key Employee Stock Incentive Plan (33)
 13       Portions of 1995 Annual Report to Shareholders
          which are incorporated by reference into the form
          10-K (5)
 21       Subsidiaries of AlaTenn Resources, Inc. as of
          December 31, 1995 (5)
 23       Consent of Arthur Andersen & Co. (5)
 24       Powers of Attorney authorizing Jerry A. Howard and
          George G. Petty to sign the AlaTenn Resources, Inc.
          Annual Report on Form 10-K for fiscal year ended
          December 31, 1995 on behalf of certain directors of
          the Company (5)
 27       Financial Data Schedules (filed electronically
          only) (5)
 99       System Map of Alabama-Tennessee Pipeline System (35)

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

(26)      Filed as Exhibit 10n to Form 10-K of AlaTenn
          Resources, Inc., dated March 28, 1991.
(27)      Filed as Exhibit 10o to Form 10-K of AlaTenn
          Resources, Inc., dated March 28, 1991.
(28)      Filed as Exhibit 10p to Form 10-K of AlaTenn
          Resources, Inc., dated March 28, 1991.
(29)      Filed as Exhibit 10t to Form 10-K of AlaTenn
          Resources, Inc., dated March 27, 1992.
(30)      Filed as Exhibit 10u to Form 10-K of AlaTenn
          Resources, Inc., dated March 26, 1993.
(31)      Filed as Exhibit 10v to Form 10-K of AlaTenn
          Resources, Inc., dated March 26, 1993.
(32)      Filed as Exhibit 2 to Form 8-K of AlaTenn
          Resources, Inc.,  dated May 2, 1994.
(33)      Filed as Appendix A to the Definitive Proxy
          Statement of the Company dated March 28, 1994.
(34)      Filed as Exhibit 4f to Form 10-K of AlaTenn
          Resources, Inc., dated March 30, 1995.
(35)      Filed as Exhibit 99 to Form 10-K of AlaTenn Resources,
          Inc., dated March 30, 1995.



* Management Contract or Compensatory Plan or Arrangement

                                                                      EXHIBIT 3a

                           Articles of Incorporation

                                       of

                            AlaTenn Resources, Inc.



     The undersigned, for the purpose of forming a corporation pursuant to the provisions of the Alabama Business Corporation Act, does hereby certify as follows:

                                   Article I

                                      Name

     1.01 The name of the Corporation is AlaTenn Resources, Inc.

                                   Article II

                                    Duration

     2.01 The duration of the Corporation shall be perpetual.

                                  Article III

                                    Purposes

     3.01 The purposes for which the Corporation is organized are:

          (a) To drill for, explore for, mine, produce, recover, refine, store, manufacturer purchase, sell, transport and distribute and generally to trade and deal in petroleum and other oils, natural gas and other volatile substances, mineral ores, clays and other mineral substances and products derived in whole or in part therefrom; to construct, own, operate, lease and repair pipe lines for the transmission of natural, manufactured and/or other gases.

          (b) To purchase, lease from others and otherwise acquire, own, hold, develop, improve, operate, use, sell, mortgage, lease to others and otherwise dispose of real property and estates and interests therein, and concessions, licenses or franchises relating thereto, oil and gas wells, mines, quarries, refineries, works, tanks, pipelines for its private use, and all other structures, machinery, cars, vessels, containers, lamps, utensils, stoves, burners and apparatus of any kind in which the material or products dealt in are used, stored or transported, and all other equipment and appliances and appurtenances thereto and all other personal property necessary or convenient for conducting its business.

          (c) To manufacture, acquire, mine for, produce, distribute, use and sell artificial gas for light, heat, power and other purposes, and also to produce, acquire, use, sell and distribute the by-products and residual products therefrom, and to construct or in any manner acquire, maintain, operate, encumber, sell or in any manner dispose of works therefor.

          (d) To purchase, acquire, own, hold, improve, develop, operate, manage, sell, convey, assign, transfer, exchange, release, dispose of, mortgage, encumber, pledge, create security interest in, lease, hire, deal in, and loan or borrow money upon, alone or in conjunction with others, real and personal property, tangible and intangible, of every kind, character and description, or any interest therein.

          (e) To apply for, purchase, or acquire by assignment, transfer or otherwise, and hold, mortgage, or otherwise pledge, and to sell, exchange, transfer, deal in and with any license, power, authority, concession, right or privilege which any corporation may make or grant.

          (f) To manufacture, purchase or otherwise acquire, and to hold, own, mortgage, pledge, sell, assign and transfer, exchange or otherwise dispose of, and invest, trade and deal in and with goods, wares and merchandise and personal property of every class and description, wherever situated, whether or not the same specifically pertain to the classes of business specified in this
Article III; and to own and operate mines, plants, factories, mills, warehouses, yards, merchandise stores, commissaries and all other installations or establishments of whatever character or description, together with the equipment, rolling stock and other facilities used or useful in connection with or incidental thereto.

          (g) To engage in the business of exploiting natural resources, to search, prospect and explore for useful or valuable substances to acquire and extract such substances, to sell and dispose of such substances, and to refine such substances and manufacture and sell and dispose of products and by-products derived therefrom.

          (h) To purchase or otherwise acquire, hold, use, sell, assign, lease, mortgage or in any manner dispose of, and to take, exchange and grant licenses, or other rights therein, in respect of letters patent of the United States or any foreign country, patent rights, licenses and privileges, inventions, improvements, processes, formulae, methods, copyrights, trademarks and trade names, know how, and trade secrets, relating to or useful in connection with any business, objects or purposes of the Corporation.

          (i) To acquire, by purchase, subscription or otherwise, and to own, hold, sell and dispose of, exchange, deal, in and with shares, bonds, debentures, obligations, evidences of indebtedness, open accounts, promissory notes, mortgages and securities executed by any individual or by any corporation in Alabama or any other state or foreign countries, whether public or private government or municipality or otherwise, and to issue and exchange for all such shares, bonds, debentures, obligations, evidences of indebtedness, open accounts, promissory notes, mortgages or securities, the shares, bonds, debentures or other evidences of indebtedness of this Corporation, and this Corporation shall have express power to hold, sell, assign, transfer, mortgage, pledge or otherwise dispose of the shares, bonds, debentures, promissory notes, mortgages and securities so acquired by it and, while the owner thereof, to exercise all the rights, privileges and powers of ownership, including the right to vote thereon, to the same extent as a natural person may do, subject to the limitations, if any, on such rights now or hereafter provided by the laws of Alabama.

          (j) To endorse, lend its credit to, or otherwise guarantee, or become a surety with respect to, or obligate itself for, or pledge or mortgage all or any part of its properties to secure the payment of the principal and interest, or either, on any bonds, debentures, notes, scrip, coupons, or other obligations or evidences of indebtedness, or the performance of any contract, lease, mortgage, or obligation, of any subsidiary, affiliated or related corporation or any other corporation or association, domestic or foreign, or of any person, firm, partnership or joint venture.

          (k) To enter into, make and perform contracts of every kind for any lawful purpose without limit as to amount, with any person, firm, association, partnership, limited partnership, corporation, municipality, county, state, territory, government, governmental subdivision, or body politic.

          (l) To acquire the good will, rights, assets and properties, and to undertake the whole or any part of the liabilities of any person, firm, association or corporation; to pay for the same in cash, the shares or other securities of the Corporation, or otherwise; to hold, or in any manner dispose of, the whole or part of the property so acquired; to conduct in any lawful manner the whole or any part of the business so acquired and to exercise all the powers necessary or convenient in and about the conduct and management of any such business.

          (m) To borrow and lend money, without security, or upon the giving or receipt of such security as the Board of Directors of the Corporation may deem advisable by way of mortgage, pledger transfer, assignment, or otherwise, of real and personal property of every nature and description, or by way of guaranty, or otherwise, and to enter into revolving credit agreements or other loan agreements of any kind with banks or other financial or institutional investors.

          (n) To draw, make; accept, endorse, discount, execute and issue promissory notes, drafts, bills of exchange, warrants, debentures and other negotiable or transferable instruments.

          (o) To issue bonds, debentures or other securities or obligations and to secure the same by mortgage, pledge, deed of trust, or otherwise.

          (p) To act as agent, jobber, broker or attorney-in-fact in buying, selling and dealing in real and personal property of every nature and description and leases respecting the same and estates and interests therein and mortgages and securities thereon, in making and obtaining loans, whether secured by such property or not, and in supervising, managing and protecting such property and loans and all interests in and claims affecting the same.

          (q) To purchase, take, receive, redeem, exchange, or otherwise acquire, hold, own, pledge, transfer or otherwise dispose of the Corporation's own shares, whether or not redeemable (so far as may be permitted by law), and its bonds, debentures, notes, scrip or other securities or evidences of indebtedness, and to hold, sell, transfer or reissue the same.

          (r) To enter into any plan or project for the assistance and welfare of its employees, to lend money and use its credit to assist its employees, and to pay pensions and establish pension plans, pension trusts, profit-sharing plans, stock bonus plans, stock option plans, employee stock ownership plans and other incentive or welfare plans for any or all of the Corporation's directors, officers and employees.

          (s) To enter into any lawful arrangements for sharing of profits, union of interest, reciprocal concession, or cooperation, as partner (general or limited), joint venturer, or otherwise, with any person, partnership, corporation, association, combination, organization, entity or other body whatsoever, domestic or foreign, carrying on or proposing to carry on any business which this Corporation is authorized to carry on, or any business or transaction deemed necessary, convenient or incidental to the carrying out of any of the purposes of this Corporation.

          (t) To do all kinds of mining, manufacturing and trading business; to transport goods and merchandise by land or water in any manner; to build houses, warehouses, buildings. structures, vessels, cars, wharves, docks and piers; to do a general warehouse and storage business; to do a general cooperative business; to buy, sell, deal in, issue, transfer, register, certify and guarantee warehouse receipts.

          (u) To manufacture, construct, install, service, repair, maintain, operate, buy, lease, sell, let out upon license or royalty, or otherwise dispose of, and generally deal in and deal with, boilers, heating plants, power plants, furnaces, burners, heaters, stoking devices, machinery, apparatus, equipment, appliances, and any other article or thing necessary, useful or advantageous in the business of furnishing apparatus for the development of heat, power and/or refrigeration in any or all of their respective branches.

          (v) To manufacturer purchase or otherwise acquire, own, mortgage, pledge, sell, assign and transfer, or otherwise dispose of, to invest, trade, deal in and deal with goods, wares and merchandise and personal property of every class and description.

          (w) To have one or more offices to carry on all of the Corporation's operations and business without restriction or limit as to amount, in any of the states, districts, territories or possessions or colonies of the United States, and in any and all foreign countries, subject to the laws of such state, district, territory, possession, colony or country.

          (x) To carry on any other business in connection with the foregoing, to transact any or all lawful business for which corporations may be incorporated under the Alabama Business Corporation Act, as amended, and to have and exercise all powers necessary or convenient to effect the purposes of the Corporation.

          (y) To do any and all of the things herein set out and such other things as are incidental or conducive to the attainment of the objects and purposes of this Corporation, to the same extent as natural persons might or could do and in any part of the world, as principal, factor, agent, contractor, or otherwise, either alone or in conjunction with any person, firm, association, partnership, corporation or any entity of whatsoever kind, and to do any and all such acts and things and to have and exercise any and all such powers to the full extent authorized or permitted to a corporation under any laws that may now or hereafter be applicable or available to this Corporation.

          (z) The Corporation's power to acquire property of any kind which it is or shall be authorized to acquire and to engage in business in which it is or shall be authorized to engage may be exercised directly or indirectly through subsidiaries and the acquisition of shares and bonds representative of such property or business and for the purpose of acquiring and holding either in perpetuity or for a limited period.

The foregoing clauses, and each phrase thereof, shall be construed, in their broadest sense as purposes and powers of the Corporation in addition to those powers specifically conferred upon the Corporation by law, and it is hereby expressly provided that the foregoing specific enumeration of purposes and powers shall not be held to limit or restrict in any manner the powers of the Corporation otherwise granted by law. Nothing herein contained, however, shall be construed as authorizing this Corporation to carry on the business of banking or that of a trust company, or the business of insurance.

                                 Article IV

                             Authorized Capital

        4.01 The aggregate number of shares which the Corporation shall have authority to issue is 2,000,000 common shares of the par value of $1.00 each.

        4.02 Each outstanding common share shall be entitled to one vote on each matter submitted to a vote of Shareholders, to be cast in person or by proxy.

                                  Article V

                     Initial Registered Office And Agent

        5.01 The location and mailing address of the initial registered office of the Corporation is P. 0. Box 918, Florence, Alabama 35631 and the name of its initial registered agent at such address is M. D. Prouty, Jr.

                                 Article VI

                                  Directors

        6.01 The number of directors constituting the initial Board of Directors shall be eight. Thereafter, the number of directors shall be fixed in the manner provided in the Bylaws, and may be increased or decreased from time to time by amendment to, or in the manner provided in, the Bylaws, but no decrease shall have the effect of shortening the term of any incumbent director.

        6.02 The name and address of each person who is to serve as a director until the first annual meeting of shareholders or until his successor shall be elected and qualified is as follows:

          Name                          Address
          ----                          -------

     Lewis C. Bartmess             P. 0. Box 918
                                   Florence, Alabama 35631

     Stephen A. Bergman            P.O. Box 7366
                                   Shawnee Mission, Kansas 66207

     Stanley M. Morley             1700 K Street, N.W.
                                   Washington, D.C. 20006

     M. D. Prouty, Jr.             P. 0. Box 918
                                   Florence, Alabama 35631

     Paul E. Sackett               P. 0 Box 201
                                   Lynchburg, Virginia, 24505

     J. Kenneth Smith              1800 K Street, N.W.
                                   Washington, D.C. 20006

     John P. Stupp                 P. 0. Box 6600
                                   St. Louis, Missouri 63125

     Claude A. Wilson, Jr.         P. 0. Box 4087
                                   Greenwich, Connecticut 06830


                                  Article VII

                                  Incorporator

     7.01 The name and address of the incorporator is Alabama-Tennessee Natural Gas Company, P. 0. Box 918, Florence, Alabama 35631.

                                  Article VIII

                        Description and Terms of Shares

     8.01 The Corporation may from time to time issue its shares for such Consideration (not less than the par value respecting shares having a par value) as may be fixed from time-to-time by the Board of Directors and may receive in payment thereof, in whole or in part, money, labor done, services actually performed, or real or personal property (tangible or intangible). Any and all shares so issued for which the consideration so fixed shall have been paid or delivered shall be deemed fully paid shares and shall not be liable to any further call or assessment thereon, and the holders of such shares shall not be liable for any further payment in respect thereof.

     8.02 If at any time the Corporation is engaged in the business of exploiting natural resources, dividends may be declared and paid in cash out of the depletion reserves, but each such dividend shall be identified as a distribution of such reserves and the amount per share paid from such reserves shall be disclosed to the shareholders receiving the same concurrently with the distribution thereof.

     8.03 No holder of any shares of the Corporation of any class shall have any preferential or preemptive right to subscribe for, purchase, or receive any shares of the Corporation of any class, including treasury shares, now or hereafter authorized, or any securities convertible into, exchangeable for, or carrying a right or option to purchase its shares of any class, which may at any time be issued, sold, or offered for sale by the Corporation for cash or other consideration.

     8.04 The Corporation shall have the right to purchase, take, receive or otherwise acquire, hold, own, pledge and transfer or otherwise dispose of its own shares, but purchases of its own shares, whether direct or indirect, shall be made only to the extent of unreserved and unrestricted earned surplus and unreserved and unrestricted capital surplus available therefor.

     8.05 The private property of the shareholders shall not be subject to the payment of debts of the Corporation to any extent whatever.

                                   Article IX

                               Board of Directors

     9.01 Except as may be otherwise provided by law or in these Articles of incorporation, all corporate powers of the Corporation shall be exercised by or under authority of, and the business and affairs of the Corporation shall be managed under the direction of, the Board of Directors. In furtherance and not in limitation of the powers conferred by statute, the Board of Directors shall have the following powers:

(a) In the interval between the meetings of the shareholders, to alter, amend or repeal the Bylaws or adopt new Bylaws provided, however, that the Board of Directors may not alter, amend or repeal any Bylaw establishing what constitutes a quorum at shareholders meetings or which was adopted by the shareholders and specifically provides that it cannot be altered, amended or repealed by the Board of Directors, or which is not otherwise permitted by applicable law to be altered, amended or repealed solely by the action of the Board of Directors;

          (b) To fix and determine and to vary the amount of working capital of the Corporation; to determine whether any, and if any, what part of the net income of the Corporation or its net assets in excess of its capital shall be declared and paid as dividends and paid to the shareholders and whether or not in cash or shares of the Corporation or in other property; to determine the date or dates for the declaration and payment of dividends; and to direct and determine the use and disposition of any such net income or any such excess of net assets over paid in capital;

          (c) From time to time, and without other limit as to amount, except as may be provided in a resolution or resolutions adopted by the shareholders of the Corporation, to borrow or otherwise raise monies for any of the purposes of the Corporation; to authorize the issue of bonds, debentures, notes, or other obligations of the corporation, of any nature, or in any manner, and to authorize the creation of mortgages upon, or the pledge, conveyance or assignment in trust of, the whole or any part of the property of the Corporation, real or personal whether at the time owned or thereafter acquired, including contract rights, to secure the payment of any such bonds, debentures, notes or other obligations and the interest thereon; and to authorize the sale or pledge or other disposition of such bonds, debentures, notes or other obligations of the Corporation for its corporate purposes;

          (d) By resolution adopted by a majority of the full Board of Directors, to designate from among its members one or more committees, each committee to consist of at least three members of the Board of Directors, which to the extent provided in such resolution or in the Bylaws of the Corporation shall have and may, exercise all of the authority of the Board of Directors except the authority reserved to the Board of Directors as provided by law or by the Bylaws.
                                   Article X

                                   Amendment

     10.01 The Corporation reserves the right to amend, alter, change or repeal any provision contained in these Articles of Incorporation in the manner now or hereafter provided by law, and all rights conferred herein upon shareholders and directors are granted subject to this reservation.

     IN WITNESS WHEREOF, the undersigned Alabama-Tennessee Natural Gas Company hereunto subscribed its name to these Articles of Incorporation on this the day 26th of January, 1982.


                                   ALABAMA-TENNESSEE NATURAL
                                   GAS COMPANY


ATTEST:                            By:/s/ M. D. Prouty, Jr.
                                      ---------------------
                                      Its:President


By:/s/ John R. Severin, Jr.
   ------------------------
   Its: Secretary

                             ARTICLES OF AMENDMENT
                                     to the
                           ARTICLES OF INCORPORATION
                                       of
                            ALATENN RESOURCES, INC.



     Pursuant to the provisions of Section 10-2A-113 of the Code of Alabama, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

     FIRST:    The name of the Corporation is AlaTenn Resources, Inc.

     SECOND:   The following amendments of the Articles of Incorporation were adopted by the shareholders of the Corporation on May 2, 1993, in the manner prescribed by the Alabama Business Corporation Act.

     RESOLVED, that Paragraph 4.01 of the Article IV, Authorized Capital, of the Articles of Incorporation of the Company be amended to read as follows:

     4.01 The aggregate number of shares which the Corporation shall have authority to issue is 3,000,000 common shares of the par value of $1.00 each."

     THIRD:    The number of shares of the Corporation outstanding at the time of such adoption was 1,080,000; and the number of shares entitled to vote thereon was 1,080,000.

     FOURTH:   The number of shares voted for such amendment was 707,713; and
the number of shares voted against such amendment was 5,593.

Dated: May 18, 1983

                              ALATENN RESOURCES, INC.


                              By:  /s/ M.D. Prouty, Jr.
                                 ------------------------
                                 Its President


                              and  /s/ R.N. Lawson
                                 ------------------------
                                 Its Secretary

STATE OF ALABAMA    )
                    ) ss
COUNTY OF COLBERT   )

     I, Pamela P. Zalot, a notary public, do hereby certify that on this 18th day of May, 1983, personally appeared before me M.D. Prouty, Jr. and R. N. Lawson, who, being by me first duly sworn, declared that they are the President and Secretary of AlaTenn Resources, Inc., that they signed the foregoing document as President and Secretary of the Corporation, and that the statements therein contained are true.

                                                 /s/ Pamela P. Zalot
                                                ---------------------
                                                     Notary Public

                             ARTICLES OF AMENDMENT
                                     TO THE
                           ARTICLES OF INCORPORATION
                                       OF
                            ALATENN RESOURCES, INC.



Pursuant to the provisions of Code of Alabama (1975), # 10-2A-113, the undersigned Corporation hereby adopts the following Articles of Amendment to its Articles of Incorporation:

1.   The name of the Corporation is:

                            AlaTenn Resources, Inc.

2.   The amendments so adopted are:

FIRST:    The following new Section 6.03 is hereby added to Article
VI of the original Articles of Incorporation:

     6.03. At a meeting called expressly for that purpose, any director or the entire Board of Directors may be removed, with or without cause, but only upon the affirmative vote of the holders of not less than eighty percent (80%) of the then outstanding common shares of the Corporation and the affirmative vote of the holders of not less than sixty-seven percent (67%) of the then outstanding common shares of the Corporation which are not held by a Substantial Shareholder or any of its Affiliates or Associates. Notwithstanding any other provision of these Articles of Incorporation or the Bylaws (and notwithstanding the fact that a lesser percentage may be specified by law,, these Articles of Incorporation or the Bylaws), the provisions of this Section 6.03 may not be amended or repealed, and no provision inconsistent herewith may be adopted, unless such action shall have been approved by the affirmative vote of the holders of not less than eighty percent (80%) of the then outstanding common shares of the Corporation and the affirmative vote of the holders of not less than sixty-seven percent (67%) of the then outstanding common shares of the Corporation which are not held by a Substantial Shareholder or any of its Affiliates or Associates.

SECOND: Paragraph (a) of Section 9.01 of Article IX of the original Articles of Incorporation is hereby amended by deleting said Paragraph (a) of said Section 9.01, Article IX in its entirety, and substituting the following Paragraph (a), Section 9.01, Article IX in lieu thereof:

     (a) The Board of Directors shall have the power to adopt, amend and repeal from time to time Bylaws of the Corporation (other than any Bylaw establishing what constitutes a quorum at shareholders meetings), subject to the right of the shareholders to adopt new Bylaws and to amend and repeal Bylaws made by the Board of Directors; provided, however, that no Bylaws shall be adopted, amended or repealed by the shareholders of the Corporation unless such action shall have been approved by the affirmative vote of the holders of not less than eighty percent (80%) of the then outstanding common shares of the Corporation and the affirmative vote of the holders of not less than sixty-seven percent (67%) of the then outstanding common shares of the Corporation which are not held by a Substantial Shareholder or any of its Affiliates or Associates. Notwithstanding any other provision of these Articles of Incorporation or the Bylaws (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the Bylaws), the provisions of this Paragraph (a) may not be amended or repealed, and no provision inconsistent herewith may be adopted, unless such action shall have been approved by the affirmative vote of the holders of not less than eighty percent (80%) of the then outstanding common shares of the Corporation and the affirmative vote of the holders of not less than sixty-seven percent (67%) of the then outstanding common shares of the Corporation which are not held by a Substantial Shareholder or any of its Affiliates or Associates.

THIRD: Article X of the original Articles of Incorporation is hereby redesignated as Article XI of the Articles of Incorporation, and the following new Article X is hereby added to the Articles of
Incorporation:

                                   Article X

                         Certain Business Combinations

     10.01. In addition to any affirmative vote, or other approval, required by law or any other provision of these Articles of Incorporation or the Bylaws, and except as otherwise expressly provided in Section 10.02 of this Article X, any Business Combination (as defined in Section 10.03 of this Article X) shall require the affirmative vote of the holders of not less than eighty percent (80%) of the then outstanding common shares of the Corporation (the "common shares") and the affirmative vote of the holders of not less than sixty-seven percent (67%) of the then outstanding common shares not held by a Substantial Shareholder (as defined in Section
     10.03 of this Article X) or by any of its Affiliates (as defined in
     Section 10.03 of this Article X) or Associates (as defined in Section
     10.03 of this Article X). Such affirmative votes shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified, by law or otherwise.

     10.02. The provisions of Section 10.01 of this Article X shall not apply to any particular Business Combination, and such Business Combination shall require only such affirmative vote, or other approval, as is required by law and any other provision of these Articles of Incorporation or the Bylaws, if all of the conditions specified in either Section 10.02(a) or Section 10.02(b) of this Article X are met.

          (a) The Business Combination shall have been approved by a majority of the Disinterested Directors (as defined in Section 10.03 of this Article X).

          (b) All of the conditions of clauses (1),(2),(3) and (4) below shall have been met:

               (1) The aggregate amount of the cash and the Fair Market Value (as defined in Section 10.03 of this Article X) as of the date of consummation of the Business Combination of consideration other than cash to be received per common share by the shareholders in such Business Combination is not less than the higher of:

                    (i) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Substantial Shareholder for any common shares, with appropriate adjustments for share splits, share dividends and like distributions; or

                    (ii) the Fair Market Value per common share on the date on which the first public announcement of the proposal of the Business Combination is made or on the date on which the Substantial Shareholder became a Substantial Shareholder, whichever is higher.

          (2) The consideration payable to the holders of common shares of the Corporation shall be in cash or in the same form as the Substantial Shareholder has previously paid for common shares. If the Substantial Shareholder has paid for common shares with varying forms of consideration, the consideration payable shall be either cash or the form used to acquire the largest number of common shares acquired by the Substantial Shareholder.

          (3) Subsequent to the Substantial Shareholder having become a Substantial Shareholder, and prior to the consummation of the Business Combination:

               (i) except as approved by a majority of Disinterested Directors, there shall have been: (A) no reduction in the annual rate of dividends paid on the common shares of the Corporation (except as necessary to reflect any subdivision of such common shares);
               and (B) no failure to increase such annual rate of dividends as necessary to reflect any reclassification (including any reverse share split), recapitalization, reorganization or any similar transaction which has the effect of reducing the number of outstanding common shares of the Corporation; and

               (ii) such Substantial Shareholder shall not have become the Beneficial Owner (as defined in Section 10.03 of this Article X) of any additional common shares except as part of the transaction which results in such Substantial Shareholder becoming a Substantial Shareholder and except in a transaction which, after giving effect thereto, would not result in the Substantial Shareholder becoming the Beneficial Owner of a greater percentage of the outstanding common stock of the Corporation; and

               (iii) such Substantial Shareholder shall not have received the benefit, directly or indirectly (except proportionately as a shareholder of the Corporation), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the Corporation, whether in anticipation of or in connection with such Business Combination or otherwise; and

               (iv) except as approved by a majority of Disinterested Directors, there shall have been no major change in the Corporation's business or equity capital structure.

          (4) A proxy or information statement describing the proposed Business Combination and complying with the requirements of the Securities Exchange Act of 1934 shall be mailed to all shareholders of the Corporation at least thirty (30) days prior to consummation of the Business Combination, whether or not such proxy or information statement would be required by the Securities Exchange Act of 1934.

     10.03.    For purposes of Section 6.03 of Article VI, Section 9.01(a) of
     Article IX and this Article X of these Articles of Incorporation:

          (a) The term "Person" shall mean any individual, firm, corporation or other entity.

          (b) The term "Affiliate" and the term "Associate" shall have the respective meanings which were contained in the definitions thereof set forth as of July 1, 1984, in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934.

          (c)  A Person shall be a "Beneficial Owner" of any common shares:

               (1) which such Person or any of its Affiliates or Associates beneficially owns, directly or indirectly; or

               (2) which such Person or any of its Affiliates or Associates has (i) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (ii) the right to vote pursuant to any agreement, arrangement or understanding; or

               (3) which are beneficially owned, directly or indirectly, by any other Person with which such Person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any common shares.

          (d)  The term "Business Combination" shall mean:

               (1) any merger or consolidation of the corporation or any Subsidiary (as defined in this Section 10.03) with (i) any Substantial Shareholder or (ii) any other corporation (whether or not itself a Substantial Shareholder) which is, or after such merger or consolidation would be, an Affiliate of a Substantial Shareholder, regardless of which entity survives; or

               (2) any sale, lease, exchange, loan, advance, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to, or with, any Substantial Shareholder or any Affiliate of a Substantial Shareholder, of any assets or securities of the Corporation or any Subsidiary, or both, having an aggregate Fair Market Value in excess of $1,000,000; or

               (3) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of a Substantial Shareholder or any Affiliate of a Substantial Shareholder; or

               (4) any transaction involving the Corporation or any Subsidiary, including, without limitation, the issuance or transfer of any securities of, any reclassification of securities of, or any recapitalization of, the Corporation or any Subsidiary, or any merger or consolidation of the Corporation with any Subsidiary (whether or not involving a Substantial Shareholder), if the transaction would have the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any Subsidiary owned directly or indirectly by a Substantial Shareholder or any Affiliate of a Substantial Shareholder; or

               (5) any agreement, contract or other arrangement providing for any one or more of the actions specified in clauses (1) through
               (4) of this Section 10.03(d).

          (e) The term "Disinterested Director" shall mean any member of the Board of Directors of the Corporation who is not an Affiliate or Associate of the Substantial shareholder, and who was a member of the Board of Directors prior to the time that the Substantial Shareholder became a Substantial Shareholder; and any successor of a Disinterested Director, if the successor is not an Affiliate or Associate of the Substantial Shareholder and is recommended or elected to succeed a Disinterested Director by a majority of Disinterested Directors.

          (f)  The term "Fair Market Value" shall mean:

               (1) in the case of shares, the highest closing sale price per share of such shares during the 30-day period immediately preceding the date in question as reported by any United States securities exchange registered under the Securities Exchange Act of 1934 on which such shares are listed, or, if such shares are not listed on any such securities exchange, then the highest closing bid quotation for any of such shares as reported during the aforesaid 30-day period on the National Association of Securities Dealers, Inc. Automatic Quotations System or any system then in use, or, if no such closing sales price or bid quotation is reported, the fair market value of such shares on the date in question, as determined in good faith by the Board of Directors; or

               (2) in the case of property or securities other than cash or shares, the fair market value of said property or securities on the date in question, as determined in good faith by the Board of Directors.

          (g) The term "Substantial Shareholder" shall mean any Person (other than the Corporation or any Subsidiary) who or which, together with its Affiliates and Associates, is at any time the Beneficial Owner in the aggregate of more than ten percent (10%) of the outstanding common shares or who or which is an Affiliate of the Corporation and at any time within the two-year period immediately prior to the date in question was the Beneficial Owner of more than ten percent (10%) of the then outstanding common shares. For the purpose of determining whether a Person is a Substantial Shareholder, the number of common shares deemed to be outstanding shall include common shares deemed beneficially owned through application of Section 10.03(c) of this Article X but shall not include any other common shares which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants, options or otherwise.

          (h) The term "Subsidiary" shall mean any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the Corporation; provided, however, that for the purposes of the definition of Substantial Shareholder set forth in Paragraph (g) of this Section 10.03, the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the Corporation.

          (i) In the event of any Business Combination in which this Corporation survives, the phrase "consideration other than cash to be received" as used in Paragraph (b)(1) of Section 10.02 of this
          Article X shall include the common shares retained by the holders of such shares.

     10.04. The directors of the Corporation shall have the power and duty to determine, on the basis of information known to them after reasonable inquiry, the following:

          (a)  whether a Person is a Substantial Shareholder;

          (b) the number of common shares of which any Person is the Beneficial Owner;

          (c)  whether a Person is an Affiliate or Associate of another;

          (d)  whether any transaction described in Section 10.03(d)(2) of this
          Article X involves assets or securities having an aggregate Fair Market Value in excess of $1,000,000;

and the good faith determination of a majority of the directors on such matters shall be conclusive and binding for the purposes of
Section 6.03 of Article VI, Section 9.01(a) of Article IX and this
Article X.

     10.05. Nothing contained in this Article X shall be construed to relieve any Substantial Shareholder from any fiduciary obligation imposed by law.

     10.06. The fact that any Business Combination complies with the provisions of Section 10.02(b) of this Article X shall not be construed to impose any fiduciary duty, obligation or responsibility on the Board of Directors, or any member thereof, to approve such Business Combination or recommend its adoption or approval to the shareholders of the Corporation, nor shall such compliance limit, prohibit or otherwise restrict in any manner the Board of Directors, or any member thereof, with respect to evaluations of or actions and responses taken with respect to such Business Combination.

     10.07. Notwithstanding any other provision of these Articles of Incorporation or the Bylaws (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the Bylaws), the provisions of this Article X may not be amended or repealed, and no provision inconsistent herewith may be adopted, unless such action shall have been approved by the affirmative vote of the holders of not less than eighty percent (80%) of the then outstanding common shares and the affirmative vote of not less than sixty-seven percent (67%) of the then outstanding common shares which are not held by a Substantial Shareholder or any of its Affiliates or Associates.

FOURTH:   Except as hereinabove amended, the Articles of Incorporation of the
Corporation are continued in full force and effect.

3. The foregoing amendments to the Articles of Incorporation of the Corporation were adopted by the shareholders of the Corporation on the 26th day of October, 1984.

4. The number of shares of the Corporation outstanding at the time of the adoption of the amendments was 2,160,100 and the number of shares entitled to vote thereon was 2,160,000.

5. The number of shares voted for such amendments was 1,347,214 and the number of shares voted against such amendments was 85,772.

6. The amendments do not provide for an exchange, reclassification or cancellation of issued shares.

7. The amendments do not effect a change in the amount of stated capital of the Corporation.

This the 31st day of October, 1984.

                              ALATENN RESOURCES, INC.


                              By:  /s/   M.D. Prouty, Jr.
                                 ------------------------
                                 M.D. Prouty, Jr.
                                 President



                              By:  /s/   R.N. Lawson
                                 ------------------------
                                 R.N. Lawson
                                 Secretary

                                  VERIFICATION



The undersigned, M.D. Prouty, Jr., President of AlaTenn Resources, Inc., a corporation organized and existing under the laws of the State of Alabama, hereby certifies, as such President, that M.D. Prouty, Jr. and R.N. Lawson, whose names as the respective President and Secretary of AlaTenn Resources, Inc. are signed to the foregoing Articles of Amendment, constitute such respective officers of ALATENN RESOURCES, INC. and that the statements set forth in the foregoing Articles of Amendment are true and correct.


WITNESS, my hand and seal this 31st day of October, 1984.



                                     /s/ M.D. Prouty, Jr.
                                   ------------------------
                                   M.D. Prouty, Jr.
                                   President


Subscribed and sworn to
before me this the 31st.
day of October, 1984.

 /s/  Shirley Mullins
- ----------------------------
Notary Public

My Commission Expires:3/9/85

                                   THIS INSTRUMENT PREPARED BY:

                                   B. G. MINISMAN, JR.
                                   ATTORNEY AT LAW
                                   BERKOWITZ, LEFKOVITS, ISOM & KUSHNER
                                   A PROFESSIONAL CORPORATION
                                   1600 SOUTHTRUST TOWER
                                   BIRMINGHAM, ALABAMA  35203



                             ARTICLES OF AMENDMENT
                                       TO
                           ARTICLES OF INCORPORATION
                                       OF
                            ALATENN RESOURCES, INC.



Pursuant to the provisions of Code of Alabama Sec. 10-2B-10.06 (1994), the undersigned Corporation hereby files the following Articles of Amendment to its Articles of Incorporation:

1.   The name of the Corporation is:

                            AlaTenn Resources, Inc.

2.   The amendment so adopted is as follows:

     Article IX of the Articles of Incorporation, as amended, is hereby amended by adding the following as Section 9.02:

          9.02. A director of the Corporation shall have no personal liability to the Corporation or its shareholders for money damages for any action taken, or any failure to take any action, as a director, except liability for (i) the amount of any financial benefit received by a director to which he or she is not entitled; (ii) an intentional infliction of harm on the Corporation or the shareholders; (iii) a violation of Section 10-2B-8.33 of the Alabama Business Corporation Act as the same now exists or may hereafter be amended; (iv) an intentional violation of criminal law; or (v) a breach of the director's duty of loyalty to the Corporation or its shareholders. If the Alabama Business Corporation Act, or any successor statute thereto, is hereafter amended to authorize the further elimination or limitation of the liability of a director of a corporation, then the liability of a director of the Corporation, in addition to the limitations on liability provided herein, shall be limited to the fullest extent permitted by the Alabama Business Corporation Act, as amended, or any successor statute thereto. No amendment to or repeal of this

     Section 9.02 shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment or repeal.

Except as hereinabove amended, the Articles of Incorporation of the Corporation, as amended, are continued in full force and effect.

3. The number of shares of the Corporation outstanding at the time of the adoption of the amendment was 2,115,484 common shares, and the number of shares entitled to vote thereon at the meeting of shareholders held on May 1, 1995 was 2,115,484 common shares. The number of shares represented at the meeting of shareholders on May 1, 1995 was 1,754,702 common shares.

4. The foregoing amendment to the Articles of Incorporation of the Corporation was adopted by the shareholders of the Corporation on May 1, 1995. The number of shares voting for the amendment was 1,671,897 common shares, and the number of shares voting against the amendment was 54,956 common shares.

5. The amendment does not provide for an exchange, reclassification or cancellation of issued shares.

This the 5th day of May, 1995.


                              ALATENN RESOURCES, INC.


                              By:/s/ Jerry A. Howard
                                 -----------------------------
                                 Chairman of the Board,
                                 President and Chief Executive
                                 Officer