Form 10-Q
period 1996-03-31
ALATENN RESOURCES INC
filed 1996-05-15
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
              Washington, D. C. 20549

                     Form 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


For the period ended March 31, 1996     Commission File Number 0-10763

                ATRION Corporation
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


              AlaTenn Resources, Inc.
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X      No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.10 per share -
Outstanding at  March 31, 1996   2,120,084 shares



PART I - FINANCIAL INFORMATION

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED)

[CAPTION]
                                                      Three Months Ended
                                                            March 31,
                                                        1996         1995
                                                      (In thousands, except
                                                         per share data)
[S]                                                     [C]           [C]

OPERATING REVENUES:
  Industrial sales                                  $   25,496  $      8,886
  Resale sales                                           6,746         3,706
  Transportation                                         3,500         3,293
  Off-system sales and other                             2,506         3,376
  Medical and health care products                       3,074         3,213
TOTAL OPERATING REVENUES                                41,322        22,474
COST OF GOODS SOLD                                      35,405        17,620
GROSS MARGIN                                             5,917         4,854

OTHER OPERATING EXPENSES:
  Operations                                             2,451         2,099
  Maintenance                                               33            60
  Depreciation and amortization                            314           300
  Other taxes                                               96            94
                                                         2,894         2,553

OPERATING INCOME                                         3,023         2,301

OTHER INCOME:
  Interest and investment income                           100           111
  Other income                                             190            46
                                                           290           157

INTEREST EXPENSE                                            26            58

INCOME BEFORE TAXES                                      3,287         2,400
INCOME TAXES                                             1,188           869

NET INCOME                                          $    2,099  $      1,531


EARNINGS PER SHARE                                  $     0.99  $       0.72

DIVIDENDS PER SHARE                                 $     0.30  $       0.30

AVERAGE SHARES OUTSTANDING                           2,119,925     2,115,484


The accompanying notes to consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)



                     ASSETS

[CAPTION]
                                                      March 31,   December 31
                                                        1996         1995
                                                          (In thousands)

[S]                                                    [C]           [C]
CURRENT ASSETS:
  Cash and temporary cash investments               $    5,455  $      2,811
  Accounts receivable, including $974,000
    in 1996 and $1,860,000
    in 1995 of take-or-pay settlement costs             15,762        13,890
  Materials and supplies                                   513           689
  Inventories                                              766           717
  Prepaid expenses and other                               555           288
                                                        23,051        18,395

PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                         36,266        35,447
  Less - accumulated depreciation and amortization      15,835        15,725
                                                        20,431        19,722

DEFERRED CHARGES:
  Patents                                                5,395         5,505
  Goodwill                                               2,624         2,652
  Other                                                  2,403         2,232
                                                        10,422        10,389

                                                    $   53,904  $     48,506

The accompanying notes to consolidated financial statements are an interegral part of these statements.



ATRION CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)

[CAPTION]

            SHAREHOLDERS' EQUITY AND LIABILITIES

                                                      March 31,   December 31
                                                        1996         1995
                                                         (In thousands)
[S]                                                    [C]           [C]
CURRENT LIABILITIES:
  Current maturities of long-term debt              $      203  $        203
  Accounts payable                                      15,762        12,646
  Accrued income and other taxes                         1,407           537
                                                        17,372        13,386

LONG-TERM DEBT, LESS CURRENT MATURITIES                  1,508         1,609

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes                      1,631         1,559
  Unamortized investment tax credits                       235           243
  Other                                                  1,725         1,739
                                                         3,591         3,541

COMMON SHAREHOLDERS' EQUITY
    Common shares, par value $0.10 per share; authorized
     10,000,000 shares, issued 2,280,000 shares            228           228
    Paid-in capital                                      6,078         6,078
    Retained earnings                                   26,988        25,525
    Treasury shares, at cost                            (1,861)       (1,861)
      Total shareholders' equity                        31,433        29,970


                                                    $   53,904  $     48,506



The accompanying notes to consolidated financial statements are an integral part of these statements.



ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)

[CAPTION]
                                                       Three Months Ended
                                                            March 31,
                                                        1996         1995
                                                        (In thousands)
[S]                                                     [C]           [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $    2,099  $      1,531
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                         520           503
     Deferred income taxes                                  73            24
     Take-or-pay recoveries (net of expenditures)          895           728
     Other                                                (268)         (129)
                                                         3,319         2,657
     Change in current assets and liabilities:
      (Increase) in accounts receivable                 (2,729)         (955)
      (Increase)  in other current assets                 (139)          (32)
      Increase in accounts payable                       3,117         1,152
      Increase  in other current liabilities               869           484
                                                         4,437         3,306

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions               (1,055)          (68)
                                                        (1,055)          (68)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term indebtedness                      (102)         (971)
  Cash dividends paid                                     (636)         (635)
                                                          (738)       (1,606)

Net increase in cash and temporary cash investments      2,644         1,632
Cash & temp. cash investments, beg. of period            2,811           439
Cash and temporary cash investments, end of period  $    5,455  $      2,071

Cash paid for:
Interest (net of capitalized amounts)               $       28  $         19
Income taxes (net of refunds)                              369           358


The accompanying notes to consolidated financial statements are an integral part of these statements.




               ATRION CORPORATION

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Unaudited)


1.  Basis of Presentation
In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of ATRION
Corporation (the Company). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include only the information and notes required by such instructions.
Accordingly, the consolidated financial
statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 1995 Annual
Report on Form 10-K.

Because of the seasonal nature of certain of the Company's operations, among other factors, the results of operations for the periods presented are not necessarily indicative of the results which will be achieved for an entire year.

2.  Change of Corporate Name
On May 6, 1996, the Articles of Incorporation of
AlaTenn Resources, Inc. were amended, changing its name to ATRION Corporation.) All references to the Company subsequent to May 6, 1996 will utilize the new name of ATRION Corporation.

            ATRION CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results For The Three Months Ended March 31, 1996
The Company's consolidated net income for the quarter ended March 31, 1996 was $2,099,000 or $.99 per share, compared with $1,531,000 or $.72 per share, for the first quarter of 1995. The earnings per share computations are based on shares outstanding of 2,120,084 in 1996 and 2,115,484 in 1995.

Consolidated revenues of $41.3 million for the first quarter of 1996 were 84% higher than revenues of $22.5 million for the first quarter of 1995. The increase in revenues in the first quarter of 1996, compared to the same period in the prior year, occurred primarily at the Company's natural gas marketing subsidiary. This increase between periods resulted primarily from significant volume and price increases related to colder weather. Sales volumes by this unit increased by 27% above volumes for the first quarter of 1995. Due to increased demands for natural gas which were due to the colder weather, natural gas prices increased by 92% compared to the prior year period.

Gross margin of $5.9 million in the first quarter of 1996 was $1.1 million or 22% higher than that in the comparable period in 1995. The increase in gross margin, primarily in the pipeline and energy segment, was the result of colder weather as well as increased transportation revenues due to a major industrial customer increasing its natural gas usage because of equipment failures which reduced its ability to use alternate fuels.

The cost of goods sold of $35.4 million for the first quarter of 1996, a 100% increase from the same period in 1995, was consistent with the changes in revenues in the pipeline and energy segment related to volume and price referred to above.

The Company's operations and maintenance expenses of $2.5 million for the first quarter of 1996 were $.3 million higher than in the first quarter of 1995. This increase was primarily attributable to start-up costs of the Company's medical marketing unit, which was formed to market and distribute a newly developed line of products, called LacriCATH , to be used in a patented ophthalmic surgical procedure for treating excessive tearing of the eye.

Depreciation and amortization expense of $.3 million for the first quarter of 1996 was comparable to that for the same period in the prior year.

Interest and other income of $290,000 in the first quarter of 1996 increased $133,000 compared to the first quarter of 1995. The increase was attributable to income from the sale of substantially all of the assets of a small natural gas distribution subsidiary which was partially offset by lower interest income on the take-or-pay receivable at the Company's interstate pipeline subsidiary.

Interest expense of $26,000 in the first quarter of 1996 was $32,000 lower than in the comparable prior year period due to the reduction of debt related to the 1994 acquisition of the business of Ryder International Corporation and the payoff of the interstate pipeline subsidiary's take-or-pay obligation.

Income taxes in the first quarter of 1996 were $319,000 greater than in the comparable period in the prior year due to the increase in income in the current period.

Liquidity and Capital Resources
At March 31, 1996, the Company had no borrowings under its $20.0 million revolving loan facilities with a regional bank and had long-term debt, including current maturities, of $1.7 million which was related to the 1994 acquisition of its principal medical and health care products unit.
The Company's total debt as a percent of total capitalization at March 31, 1996 was 5%.

At March 31, 1996, the Company had cash and temporary cash investments of $5.5 million compared with $2.8 million at December 31, 1995.
This increase was attributable to an increase in cash flows from operations and collections of receivables of take-or-pay costs by its interstate pipeline subsidiary from its customers which more than offset capital expenditures primarily related to the construction of a gaseous oxygen pipeline (see Other Matters) and the payment of dividends.

The Company believes that existing cash and temporary cash investments, cash flows from operations, cash recoveries of take-or-pay costs by the Company's interstate pipeline subsidiary from its customers, borrowings available under the Company's revolving loan agreement and other equity or debt financing, which the Company believes would be available will be sufficient to fund operations, potential projects and budgeted capital expenditures over the next two years.

Regulatory Matters
As has been previously reported, two of the Company's interstate pipeline municipal customers, the cities of Decatur and Huntsville, Alabama, which together accounted for approximately 3% of ATRION's revenues and 14% of its gross margin for the first three months of 1996 entered into a 20 year contract with Southern Natural Gas Company (Southern), a wholly owned subsidiary of Sonat, Inc., for substantially all of their natural gas transportation requirements beginning in late
1997. Southern has filed an application with the Federal Energy Regulatory Commission (FERC) to build a 110-mile pipeline from Tuscaloosa, Alabama to North Alabama to provide such service.
The Company's interstate pipeline unit currently has firm transportation contracts with both cities, which expire with Decatur on November 1, 1997 for approximately 93% of that municipality's contract volume and on November 1, 2000 for the balance, and which expire with Huntsville on April 1, 1998 for approximately 86% of that municipality's contract volume and on November 1, 2000 for the balance. For further information regarding the proposed bypass see Item 1 in Part
II entitled "Legal Proceedings".

The Company, through one of its subsidiaries, completed construction of and put into operation at the end of the first quarter, a 22-mile high pressure steel pipeline to transport gaseous oxygen, under a long-term contract with a large industrial gas supplier, to one of the Company's existing natural gas customers.


           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 9, 1996, the Company filed a lawsuit
in the Circuit Court of Jefferson County, Alabama
against Southern and Huntsville.   The Company is
asserting that the contract between Southern and Huntsville for natural gas transportation service violates Alabama's competitive bid law and is requesting that the contract be declared void.
The Company is also opposing Southern's
application at the FERC to build its 110-mile pipeline..

There were no other material pending legal proceedings to which the Company or any of its subsidiaries was a party, or of which any of their property was the subject, as of March 31, 1996.


Item 2.  Changes in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of
Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits
Exhibit 27     Financial Data Schedules (Filed
electronically only)

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                   SIGNATURES


Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




               ATRION Corporation
                  (Registrant)


Date: May 15, 1996          s/s Jerry A. Howard
                                Jerry A.Howard
                                Chairman, President
                                & Chief Executive Officer



Date: May 15, 1996          s/s George G. Petty
                                George G.Petty
                                Vice President-Finance
                                & Chief Financial Officer