Form 10-Q
period 1996-06-30
ATRION CORP
filed 1996-08-15
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                Washington, D. C. 20549

                       Form 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended June 30, 1996
Commission File Number 0-10763


                   ATRION Corporation
 (Exact Name of Registrant as Specified in its Charter)


         Alabama                          63-0821819
State or Other Jurisdiction of      (I.R.S. Employer
 Incorporation or Organization)     Identification No.)

Post Office Box 918, Florence, Alabama   35631
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


                                   Outstanding at
  Class                            June 30, 1996
Common Stock, Par Value
$0.10 per share                    2,120,084 Shares


PART I - FINANCIAL INFORMATION

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
         (UNAUDITED)


                                 Three Months Ended    Six Months Ended
                                      June 30,              June 30,
                                  1996       1995       1996       1995
                                (in thousands, except per share amounts)

OPERATING REVENUES:
  Industrial sales           $   18,505 $    8,732 $   44,001 $    17,618
  Resale sales                    2,780      1,948      9,526       5,654
  Transportation                  2,610      2,481      6,110       5,774
  Off-system sales and other        715        939      3,221       4,315
  Medical and health care prod.   4,979      2,249      8,053       5,462
TOTAL OPERATING REVENUES         29,589     16,349     70,911      38,823
COST OF GOODS SOLD               24,319     12,510     59,724      30,130
GROSS MARGIN                      5,270      3,839     11,187       8,693

OTHER OPERATING EXPENSES:
  Operations                      2,602      1,547      5,052       3,646
  Maintenance                        62         66         95         126
  Depreciation and amort.           360        300        675         600
  Other taxes                        91         96        187         190
                                  3,115      2,009      6,009       4,562

OPERATING INCOME                  2,155      1,830      5,178       4,131

OTHER INCOME:
  Interest and investment inc.       84        127        184         238
  Other income                      129         64        319         110
                                    213        191        503         348

INTEREST EXPENSE                     99         42        125         100

INCOME BEFORE TAXES               2,269      1,979      5,556       4,379
INCOME TAXES                        822        718      2,010       1,587

NET INCOME                   $    1,447 $    1,261 $    3,546 $     2,792


EARNINGS PER SHARE           $     0.68 $     0.60 $     1.67 $      1.32

DIVIDENDS PER SHARE          $     0.30 $     0.30 $     0.60 $      0.60

AVERAGE SHARES OUTSTANDING    2,120,084  2,115,948  2,120,004   2,115,717


The accompanying notes to consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
         (UNAUDITED)


                     ASSETS


                                                      June 30,  December 31
                                                        1996       1995
                                                        (In thousands)

CURRENT ASSETS:
  Cash and temporary cash investments              $    3,318 $     2,811
  Accounts receivable, including $269,000
   in 1996 and $1,860,000
   in 1995 of take-or-pay settlement costs             12,736      13,890
  Materials and supplies                                  524         689
  Inventories                                           3,772         717
  Prepaid expenses and other                              682         288
                                                       21,032      18,395

PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                        41,420      35,447
  Less - accumulated depreciation and amortization     16,187      15,725
                                                       25,233      19,722

DEFERRED CHARGES:
  Patents                                               5,285       5,505
  Goodwill                                              6,258       2,652
  Other                                                 1,986       2,232
                                                       13,529      10,389

                                                   $   59,794 $    48,506


The accompanying notes to consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
         (UNAUDITED)


            SHAREHOLDERS' EQUITY AND LIABILITIES



                                                      June 30,  December 31
                                                        1996       1995
                                                         (In thousands)
CURRENT LIABILITIES:
  Current maturities of long-term debt             $      203 $       203
  Accounts payable                                     11,544      12,646
  Accrued income and other taxes                          543         537
  Accrued interest                                         16           0
                                                       12,306      13,386

LONG-TERM DEBT, LESS CURRENT MATURITIES                11,540       1,609

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes                     1,809       1,559
  Unamortized investment tax credits                      232         243
  Other                                                 1,645       1,739
                                                        3,686       3,541

COMMON SHAREHOLDERS' EQUITY
   Common shares, par value $0.10 per share; authorized
     10,000,000 shares, issued 2,280,000 shares           228         228
   Paid-in capital                                      6,084       6,078
   Retained earnings                                   27,799      25,525
   Treasury shares, at cost                            (1,849)     (1,861)
                                                       32,262      29,970


                                                   $   59,794 $    48,506


The accompanying notes to consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)


                                                     Six  Months Ended
                                                          June 30,
                                                       1996       1995
                                                       (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $    3,546 $     2,792
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                      1,160         906
     Deferred income taxes                                245          68
     Take-or-pay recoveries (net of expenditures)       1,565       1,232
     Other                                               (418)       (397)
                                                        6,098       4,601
     Change in current assets and liabilities:
      (Increase) in accounts receivable                 1,720       1,431
      (Increase)  decrease in other current assets       (271)         84
      (Decrease) in accounts payable                   (2,563)       (776)
      Increase  in other current liabilities               21          27
                                                        5,005       5,367

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions              (1,487)       (383)
  Acquisition of Halkey-Roberts Corporation           (11,650)
                                                      (13,137)       (383)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase ( decrease) in long-term indebtedness        9,894        (971)
  Issuance (repurchase) of common shares                   17          (5)
  Cash dividends paid                                  (1,272)     (1,270)
                                                        8,639      (2,246)

Net increase in cash and temporary cash investments       507       2,738
Cash and temporary cash investments,
beginning of period                                     2,811         440
Cash and temporary cash investments, end of period $    3,318 $     3,178

Cash paid for:
Interest (net of capitalized amounts)              $      110 $        88
Income taxes (net of refunds)                           1,844       1,219


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

2.  Change of Corporate Name
On May 6, 1996, the Articles of Incorporation of AlaTenn
Resources, Inc. were amended, changing its name to ATRION
Corporation. All references to the Company subsequent to May 6, 1996 will utilize the new name of ATRION
Corporation.

3.  Purchase of Halkey-Roberts Corporation
On May 21, 1996, the Company purchased all the outstanding capital stock of HRC Acquisition Holding
Corp., a Delaware corporation which, in turn, owns all of the outstanding capital stock of Halkey-Roberts
Corporation, a Florida corporation (Halkey-Roberts), pursuant to the terms of a Stock Purchase Agreement, dated the same date between ATRION Corporation and Fenway
Holdings, L.L.C.

The Company paid Fenway a total of $11,650,000 in cash under the Stock Purchase Agreement, of which $10,000,000 was borrowed under an existing revolving credit facility with Compass Bank and $1,650,000 was obtained from the Company's general corporate funds. The excess of cost over tangible assets acquired of $1.9 million was allocated to goodwill. Goodwill will be amortized over its estimated useful life which approximates 25 years.

Halkey-Roberts designs, manufactures and markets proprietary valves and pneumatic systems used in the medical and health care, inflation and container industries.

The following table presents selected financial data on a pro forma basis assuming the purchase of Halkey-Roberts had occurred as of January 1, 1995. The pro forma data reflect estimated asset, liability, revenue and expense values of Halkey-Roberts and other assumptions which are based on estimates and subject to revision. The pro forma combined results presented are not necessarily indicative of actual results that would have been achieved had the acquisition occurred at the beginning of the periods presented, or of future results.


                                             Three Months Ended
                                                 June 30,
                                             1996      1995


Operating Revenues (000)                    $31,777    $20,194

Net Income (000)                             $1,549     $1,355

Net Income Per Share                          $0.73      $0.64




                                              Six Months Ended
                                                 June 30,
                                             1996      1995


Operating Revenues (000                     $76,975    $46,479

Net Income (000)                             $3,788     $2,916

Net Income Per Share                          $1.79      $1.38


For further information regarding the acquisition of Halkey-Roberts, refer to the Company's 8-K Report, filed with the Securities and Exchange Commission on June 5,
1996.

                   ATRION CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results For The Three Months Ended June 30, 1996
The Company's consolidated net income for the quarter ended June 30, 1996 was $1,447,000 or $.68 per share compared with $1,261,000 or $.60 per share for the second quarter of 1995. The earnings per share computations are based on shares outstanding of 2,120,084 in 1996 and 2,115,948 in 1995.

Consolidated revenues of $29.6 million for the second quarter of 1996 were 81% higher than revenues of $16.3 million for the second quarter of 1995. The increase in revenues in the second quarter of 1996, compared to the same period in the prior year, occurred primarily at the Company's natural gas marketing subsidiary. This increase between periods resulted primarily from significant volume and price increases related to colder weather. Sales volumes by this unit increased by 40% above volumes for the second quarter of 1995. Due to increased demands for natural gas which were due to the colder weather, natural gas prices increased by 47% compared to the prior year period. Also, during the second quarter of 1996, Halkey-Roberts contributed $1.7 million, or 10%, of this increase in revenues between periods. (See Note 3 of Notes to Consolidated Financial
Statements).

Gross margin of $5.3 million in the second quarter of 1996 was $1.4 million or 37% higher than that in the comparable period in 1995. The increase in gross margin occurred in both the pipeline and energy segment and the medical and health care products segment. The increase in margins in the pipeline and energy segment was the result of the start-up of a gaseous oxygen pipeline which was operational during the second quarter as well as increased transportation revenues due to a major industrial customer increasing its natural gas usage because of equipment failures which reduced its ability to use alternate fuels. Margins in the medical and health care products segment increased as a result of the acquisition of Halkey-Roberts as well as higher margins related to higher sales at Ryder International
Corporation, the Company's other primary medical and health care products subsidiary.

The cost of goods sold of $24.3 million for the second quarter of 1996, a 94% increase from the same period in 1995, was consistent with the changes in revenues in the pipeline and energy segment related to volume and price referred to above as well as to the acquisition of Halkey-Roberts.

The Company's operations and maintenance expenses of $2.7 million for the second quarter of 1996 were $1.0 million higher than in the second quarter of 1995. This increase was primarily attributable to operating costs at Halkey-Roberts as well as costs at the Company's medical devices marketing unit, formed in late 1995 to market and distribute a newly developed line of products, called
LacriCATH , to be used in a patented ophthalmic surgical procedure for treating excessive tearing of the eye.

Depreciation and amortization expense of $.4 million for the second quarter of 1996 was comparable to that for the same period in the prior year.

Interest and other income of $213,000 in the second quarter of 1996 increased $22,000 compared to the second quarter of 1995. The increase was attributable to income from a one-time project that was substantially offset by a reduction in interest income between years due to the use of corporate funds for the acquisition of Halkey-Roberts and by lower interest income on the take-or-pay receivable at the Company's interstate pipeline subsidiary.

Interest expense of $99,000 in the second quarter of 1996 was $57,000 higher than in the comparable prior-year period due to an increase in debt related to the acquisition of Halkey-Roberts.

Income taxes in the second quarter of 1996 were $104,000 greater than in the comparable period in the prior year due to the increase in income in the current period.

Results For The Six Months Ended June 30, 1996
The Company's consolidated net income for the six months ended June 30, 1996 was $3,546,000 or $1.67 per share compared with $2,792,000 or $1.32 per share for the first six months of 1995. The earnings per share computations are based on shares outstanding of 2,120,004 in 1996 and 2,115,717 in 1995.

Consolidated revenues of $70.9 million for the first six months of 1996 were 83% higher than revenues of $38.8 million for the first six months of 1995. The increase in year-to-date revenues compared to the same period in the prior year occurred primarily at the Company's natural gas marketing subsidiary. This increase between periods resulted primarily from significant volume and price increases related to colder weather. Sales volumes by this unit increased by 32% above volumes for the same six-month period of 1995 and natural gas prices increased by 69% compared to the prior-year period.

Gross margin of $11.2 million for the first six months of 1996 was $2.5 million or 29% higher than in the comparable period in 1995. The increase in gross margin occurred in both the pipeline and energy segment and the medical and health care products segment. The increase in margins in the pipeline and energy segment was the result of colder weather, increased transportation revenues to a major industrial customer which increased its natural gas usage because of equipment failures and due to the start-up of a gaseous oxygen pipeline which was operational during the second quarter of 1996.
Margins in the medical and health care products segment increased as a result of the acquisition of Halkey-Roberts as well as higher margins at Ryder International
Corporation, the Company's other primary medical and health care products subsidiary.

The cost of goods sold of $59.7 million for the first six months of of 1996 represented a 98% increase from the same period in 1995 and was consistent with the changes in revenues in the pipeline and energy segment related to volume and price referred to above as well as to the acquisition of Halkey-Roberts.

The Company's operations and maintenance expenses of $5.1
million for the first six months of 1996 were $1.4 million higher than in the same period of 1995. This increase was primarily attributable to operating costs at Halkey-Roberts, acquired by the Company in May 1996, as well as operating costs at the Company's medical devices marketing unit.

Depreciation and amortization expense of $.7 million for the first half of 1996 was comparable to that for the same period in the prior year.

Interest and other income of $503,000 for the first six months of 1996 increased $155,000 compared to the first six months of 1995. The increase was attributable to income from the sale of substantially all of the assets of a small natural gas distribution subsidiary and income from a one-time project partially offset by a reduction in interest income between years. The decline in interest income was due to the use of corporate funds for the acquisition of Halkey-Roberts and by lower interest income on the take-or-pay receivable at the Company's interstate pipeline subsidiary.

Interest expense of $125,000 for the first six months of 1996 was $25,000 higher than in the comparable prior year period due to an increase in debt related to the acquisition of Halkey-Roberts.

Income taxes in the first six months of 1996 were $423,000 greater than in the comparable period in the prior year due to the increase in income in the current year period.

Liquidity and Capital Resources
At June 30, 1996, the Company had borrowings of $10.0 million, related to the acquisition of Halkey-Roberts, under its $20.0 million revolving loan facilities with a regional bank and had other long-term debt, including current maturities, of $1.7 million which was related to the 1994 acquisition of a medical and health care products unit. The Company's total debt as a percent of total capitalization at June 30, 1996 was 27%.

At June 30, 1996, the Company had cash and temporary cash investments of $3.3 million compared with $2.8 million at December 31, 1995. This increase was attributable to an increase in cash flows from operations and collections of receivables of take-or-pay costs by the Company's interstate pipeline subsidiary from its customers offset by funds used in the acquisition of Halkey-Roberts, capital expenditures primarily related to the construction of a gaseous oxygen pipeline (see Regulatory and Other Matters) and the payment of dividends.

The Company believes that existing cash and temporary cash investments, cash flows from operations, cash recoveries of take-or-pay costs by the Company's interstate pipeline subsidiary from its customers, borrowings available under the Company's revolving loan agreement and other equity or debt financing, which the Company believes would be available, will be sufficient to fund operations, potential projects and budgeted capital expenditures over the next two years.

Regulatory and Other Matters
As has been previously reported, the cities of Decatur and Huntsville, Alabama, which are municipal customers of the Company's interstate pipeline subsidiary (Alabama-Tennessee), entered into 20-year contracts in late 1995 and early 1996 with Southern Natural Gas Company
(Southern), a wholly owned subsidiary of Sonat, Inc., for Southern to provide substantially all of the cities' firm natural gas transportation requirements, beginning in late 1997. Service by Southern under the contracts is dependent upon Southern's construction of a new 118-mile pipeline from Tuscaloosa County, Alabama to northern
Alabama. In January 1996, Southern filed an application with the Federal Energy Regulatory Commission (FERC) to build the new pipeline. On July 31, 1996, FERC issued an order in which it made a preliminary determination that issuance of a certificate of public convenience and necessity was in the public's interest, subject to further consideration of environmental issues.
Alabama-Tennessee intends to seek rehearing of this order at FERC and otherwise continue to oppose at FERC the construction of the pipeline.

Decatur and Huntsville account for 47% of Alabama-Tennessee's current total contracted demand. If
Southern's proposed pipeline is constructed and Southern begins providing service to the cities of Decatur and Huntsville, the Company's management believes that the adverse impact of the reduction in gross margins in 1998 and thereafter attributable to the expiration of the contracts with Decatur and Huntsville would be partially offset by Alabama-Tennessee's reduction of operating costs, and could be further reduced by the addition of new municipal and industrial customers and increases in contract demand by existing municipal and industrial customers. ATRION's management currently believes that even with the lower costs and the replacement of some part of the expiring firm transportation contracts with Decatur and Huntsville, Alabama-Tennessee would operate at a break-even level or incur operating losses for some period of time after April 1, 1998. For the twelve months ended June 30, 1996, these firm contracts with Decatur and Huntsville represented 14% or $2,700,000 of ATRION's gross margin, or $1,700,000, or $.82 per share, of ATRION's net income. However, ATRION's management currently believes that with the favorable impact of lower costs and the replacement of a portion of the expiring contracts the adverse impact on the Company's annual net income from the loss of these contracts, beginning in 1998, could be reduced from $1,700,000 or $.82 per share to approximately $750,000 or $.35 per share if Alabama-Tennessee is operating at break even.
If Alabama-Tennessee does not achieve break even, but incurs operating losses, the adverse impact on ATRION's annual net income could be greater than $.35 per share.

Southern has announced that it is planning for the new pipeline to be placed in service by late 1997. This startup date depends on Southern's receipt of a final certificate of public convenience and necessity from the FERC and its ability to obtain various other required permits and to construct the 118-mile pipeline over the next approximately 15 months. In addition to opposing
Southern's application at the FERC, on February 9, 1996,
Alabama-Tennessee filed a lawsuit in state court in Alabama against Southern and the City of Huntsville asserting that the firm transportation contract between Southern and Huntsville violates Alabama's competitive bid law and requesting that the contract be declared void.

In the meantime, Alabama-Tennessee continues to maintain firm transportation contracts with both cities. Current contracts with Decatur for approximately 93% of that municipality's contract volume expire on November 1, 1997 with the remaining due to expire on November 1, 2000.
Current contracts with Huntsville for approximately 86% of that municipality's contract volume expire on April 1, 1998 with the balance also expiring on November 1, 2000.



              PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

For information regarding certain litigation filed during the first quarter of 1996, see Item 1 of Part II of the Company's Form 10-Q for the period ended March 31, 1996.
There were no material developments in such litigation during the second quarter of 1996.

For information regarding Alabama-Tennessee Natural Gas
Company's intervention in a proceeding before the FERC related to Southern's application for a certificate of public convenience and necessity, see the section entitled "Regulatory and Other" in Part I, Management's
Discussion and Analysis of Financial Condition and
Results of Operations.

There were no other material pending legal proceedings to which the Company or any of its subsidiaries was a party, or of which any of their property was the subject, as of June 30, 1996.


Item 2.  Changes in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security
Holders.

At the annual meeting of shareholders held on May 6, 1996, the Company's shareholders voted to adopt an amendment to the Company's Articles of Incorporation to change the name of the Company from AlaTenn Resources, Inc. to ATRION Corporation, with 1,750,143 shares voted for adoption of such amendment, 91,715 shares voted against adoption of the amendment and 17,426 abstentions and broker non-votes. At such meeting, the Company's shareholders also ratified the Board of Director's appointment of Arthur Andersen LLP as independent accountants with 1,846,738 shares voted for ratification, 6,206 shares voted against and 6,340 abstentions and broker non-votes. The voting with respect to the nominees for election as directors was as follows:

     Nominee              Votes              Votes
                          For                Withheld
     Emile A. Battat     1,821,846             37,438
     John H.P. Maley     1,813,061             46,223
     J. Kenneth Smith    1,817,948             41,336

The terms of the following directors continued after the meeting: Jerry A. Howard, Richard O. Jacobson, Jerome J.
McGrath, Hugh J. Morgan, Jr., Roger F. Stebbing and John
P. Stupp, Jr.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits
Exhibit 27     Financial Data Schedules (Filed
electronically only)

(b) Reports on Form 8-K
A report on Form 8-K, dated June 5, 1996 was filed reporting the acquisition of 100% of the capital stock of HRC Acquisition Holdings Corp., which owns 100% of the outstanding capital stock of Halkey-Roberts Corporation.
The filing included available financial information on the acquired company. The remaining required financial information as well as additional pro forma information was filed with the Securities and Exchange Commission on August 5, 1996.

                       SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                   ATRION Corporation
                      (Registrant)


Date: August 14, 1996         s/s  Jerry A. Howard

                                   Jerry A. Howard
                                   Chairman, President
                                   & Chief Executive
                                   Officer



Date: August 14, 1996         s/s  George G. Petty

                                   George G. Petty
                                   Vice President-Finance
                                   & Chief Financial
                                   Officer