Form 10-Q
period 1996-09-30
ATRION CORP
filed 1996-11-14
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                Washington, D. C. 20549

                       Form 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended September 30, 1996
Commission File Number 0-10763


                   ATRION Corporation
 (Exact Name of Registrant as Specified in its Charter)


  Alabama                      63-0821819
(State or Other           (I.R.S. Employer
 Jurisdiction of           Identification Number)
 Incorporation or
 Organization)

   Post Office Box 918, Florence, Alabama   35631
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

Class:  Common Stock, Par Value $0.10 per share
Outstanding at September 30, 1996 - 2,129,434 shares




PART 1 - FINANCIAL INFORMATION
ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                            Three Months          Nine Months
                            Ended Sept 30,        Ended Sept 30,
                           1996       1995       1996       1995
                           (in thousands, except per share data)
OPRTNG REVENUES:
  Industrial sales    $   16,648 $   11,188 $   60,649 $   28,806
  Resale sales             3,175      1,617     12,701      7,271
  Transportation           2,019      2,466      8,129      8,240
  Off-sys sales & other       78        455      3,299      4,770
  Med and hlth car prod    7,138      2,408     15,191      7,870
TOTAL OPRTNG REV          29,058     18,134     99,969     56,957
COGS                      23,403     14,027     83,127     44,157
GROSS MARGIN               5,655      4,107     16,842     12,800

OTHER OPER EXP:
  Operations               2,768      1,776      7,820      5,422
  Maintenance                 72         79        167        205
  Dep and amort              377        294      1,052        894
  Other taxes                 89         96        276        286
                           3,306      2,245      9,315      6,807

OPERATING INC              2,349      1,862      7,527      5,993

RCVRY EST NONRCVR
 TAKE-OR-PAY EXP             473          0        473          0

OTHER INCOME:
  Intrst and invest inc       95        116        279        354
  Other income                46         26        366        136
                             141        142        645        490

INTEREST EXP                 192         37        317        137

INC BEFORE TAXES           2,771      1,967      8,328      6,346
INCOME TAXES               1,012        713      3,022      2,300

NET INCOME            $    1,759 $    1,254 $    5,306 $    4,046

EARN PER SHARE        $     0.83 $     0.59 $     2.50 $     1.91

DIVIDENDS PER SHR     $     0.30 $     0.30 $     0.90 $     0.90

AVG SHRS OUTSTAND      2,128,184  2,118,010  2,122,751  2,116,490

The accompanying notes to consolidated financial statements are an integral part of these statements.


ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
     (UNAUDITED)

                     ASSETS
                                              Sept 30,   Dec 31,
                                                1996       1995
                                             (In thousands)
CURRENT ASSETS:
  Csh and temp csh invest                   $    2,417 $    2,811
  Accts recv, includ $1,860,000
   in 1995 of t-o-p settle csts                 10,867     13,890
  Materials and supplies                           545        689
  Inventories                                    3,534        717
  Prepd exp and other                              580        288
                                                17,943     18,395

PROP, PLANT & EQUIP:
  Original cost                                 41,839     35,447
  Less - acc dep and amort                      16,528     15,725
                                                25,311     19,722

DEFERRED CHARGES:
  Patents                                        5,176      5,505
  Goodwill                                       6,264      2,652
  Other                                          1,951      2,232
                                                13,391     10,389

                                            $   56,645 $   48,506

     (CONTINUED)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
     (UNAUDITED)

            SHAREHOLDERS' EQUITY AND LIABILITIES


                                              Sept 30,   Dec 31,
                                                1996       1995
                                             (In thousands)

CURRENT LIABILITIES:
  Current maturities of long-term debt      $      453 $      203
  Accounts payable                               9,933     12,646
  Accrued income and other taxes                   726        537
  Accrued interest                                  16          0
                                                11,128     13,386

L-T DEBT, LESS CURNT MATURT                      8,281      1,609

OTHER LIAB & DEFERRED CREDITS:
  Accumulated deferred income taxes              1,978      1,559
  Unamortized investment tax credits               229        243
  Other                                          1,445      1,739
                                                 3,652      3,541

COMMON SHRHLDRS EQUITY
   Cmn shrs, par val $0.10 / share; auth
     10,000,000 shrs, iss 2,280,000 shrs           228        228
   Paid-in capital                               6,172      6,078
   Retained earnings                            28,919     25,525
   Treasury shares, at cost                     (1,735)    (1,861)
                                                33,584     29,970


                                            $   56,645 $   48,506


The accompanying notes to consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
     (UNAUDITED)

                                              Nine  Months Ended
                                                 September 30,
                                                1996       1995
                                                 (In thousands)

CSH FLOW FROM OPER ACTVTIES:
  Net income                                $    5,306 $    4,046
  Adjust to reconcile net inc to net csh
   provided by operating activities:
     Depreciation and amortization               1,851      1,474
     Deferred income taxes                         414         70
     Take-or-pay recov (net of expend)           1,362      1,883
     Other                                        (579)      (433)
                                                 8,354      7,040
     Change in crnt asset and liab:
      Decr  in accts receiv                      3,536        705
      (Incr)  decr in other crnt assets             49       (447)
      (Decr) in accts payable                   (4,174)    (2,043)
      Incr  in other crnt liab                     204        155
                                                 7,969      5,410

CSH FLOWS FROM INVEST ACT:
  Prop, plnt and equip additions                (1,907)      (820)
  Acq of Halkey-Roberts Corp                   (11,650)
                                               (13,557)      (820)

CSH FLOWS FROM FINANC ACT:
  Incr ( decr) in long-term indebt               6,885       (615)
  Issuan (repurchase) of cmmn shrs                 219         45
  Cash dividends paid                           (1,910)    (1,905)
                                                 5,194     (2,475)

Net incr in csh and temp csh invest               (394)     2,115
Csh & temp csh invest, begin of pd               2,811        440
Csh & temp csh invest, end of pd            $    2,417 $    2,555

Cash paid for:
Intrst (net of capt amnts)                  $      302 $      120
Income taxes (net of refunds)                    2,554      2,219

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

                           Three Months Ended
                              September 30,
                              1996      1995
Operating Revenues (000)   $ 29,058     $ 21,721
Net Income (000)           $  1,759     $  1,501
Net Income Per Share       $   0.83     $   0.71

                           Nine Months Ended
                            September 30,
                              1996      1995
Operating Revenues (000)   $106,033     $ 68,200
Net Income (000)           $  5,547     $  4,417
Net Income Per Share       $   2.62     $   2.09


For further information regarding the acquisition of Halkey-Roberts, refer to the Company's Form 8-K Report, filed with the Securities and Exchange Commission on June
5, 1996.

4.  Subsequent Event
On November 7, 1996, the Board of Directors approved a three-for-two stock split to be effected in the form of a stock dividend of one share for every two common shares outstanding. Cash will be paid in lieu of fractional shares. The split will increase the number of outstanding common shares to approximately 3.2 million.
The Board of Director's also declared a quarterly cash dividend of $0.20 per share on all post-split shares, which is equivalent to the Company's previous quarterly dividend of $0.30 per share on a pre-split basis. Both the stock dividend and the cash dividend will be payable on December 2, 1996 to shareholders of record on November
20, 1996.

The references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have not been retroactively restated to reflect the effects of the stock split. When the stock split is recorded, an amount equal to the par value of the additional shares outstanding will be transferred from additional paid-in capital to common stock. On a pro forma basis, assuming the stock split had occurred as of January 1, 1995, the Company's shares outstanding as of September 30, 1996 would be 3,194,151 and earnings per share, calculated on average shares outstanding, would be as follows:

          Three Months Ended       Nine Months Ended
              September 30,          September 30,
            1996        1995        1996         1995

           $0.55        $0.40      $1.67         $1.27

                    ATRION CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results For The Three Months Ended September 30, 1996
The Company's consolidated net income for the quarter ended September 30, 1996 was $1,759,000 or $.83 per share compared with $1,254,000 or $.59 per share for the third quarter of 1995. However, net income for the third quarter included income of $301,000, net of taxes, or $.14 per share from a favorable adjustment to a reserve established in 1989 for estimated nonrecoverable take-or-pay expense. Excluding this item, net income for the third quarter was $1,458,000 or $.69 per share. The earnings per share computations are based on shares out-standing of 2,128,184 in 1996 and 2,118,010 in 1995.

Consolidated revenues of $29.1 million for the third quarter of 1996 were $11 million or 60% higher than revenues of $18.1 million for the third quarter of 1995.
The increase in revenues in the third quarter of 1996, compared to the same period in the prior year, occurred primarily at the Company's natural gas marketing subsidiary. This increase between periods resulted primarily from significant price increases as average prices for natural gas for the three-month period were approximately 50% higher than for the same period in the previous year. Also, during the third quarter of 1996, the recently acquired Halkey-Roberts unit contributed
$4.0 million, or 36%, of this increase in revenues between periods. (See Note 3 of Notes to Consolidated
Financial Statements).

Gross margin of $5.7 million in the third quarter of 1996 was $1.5 million or 38% higher than that in the comparable period in 1995. The increase in gross margin occurred primarily in the medical and health care products segment, but did reflect a slight increase in the pipeline and energy services segment as well. The increase in margins in the pipeline and energy segment was the result of the start-up of a gaseous oxygen pipeline which became operational during the second quarter as well as increased margins at the Company's natural gas marketing subsidiary. Margins in the medical and health care products segment increased as a result of the acquisition of Halkey-Roberts as well as higher margins related to higher sales at Ryder International
Corporation (Ryder). The increased sales at Ryder were attributable to higher sales of traditional products to existing customers. However, the Company expects that future sales in its medical and health care products segment may be adversely affected by a potential decline in sales of two of the Company's more mature medical and health care products as newer products gain acceptance in the market. A decision late in the third quarter by a major customer to terminate purchases of one of the Company's medical and health care products which accounted for $489,000 of the Company's revenue and $108,000 in net income during the third quarter will adversely impact future revenues. The Company has substantially completed negotiations with the customer to regain all rights to the product, which to date has been sold exclusively to that customer, in order to permit the Company to market that product, in its current form or as modified by the Company, to other potential customers.
The Company has several new medical and health care products which have recently been introduced or which are in development and which the Company currently plans to introduce in 1997 which should help offset the loss of these sales.

The cost of goods sold of $23.4 million for the third quarter of 1996, a 67% increase from the same period in 1995, was consistent with the changes in revenues in the pipeline and energy services segment related to the price increases referred to above as well as to the acquisition of Halkey-Roberts.

The Company's operations and maintenance expenses of $2.8 million for the third quarter of 1996 were $1.0 million higher than in the third quarter of 1995. This increase was primarily attributable to operating costs at Halkey-
Roberts as well as costs at the Company's medical devices marketing unit, formed in late 1995 to market and distribute a newly developed line of products, called
LacriCATH , used in a patented ophthalmic surgical procedure for treating excessive tearing of the eye.

Depreciation and amortization expense of $.4 million for the third quarter of 1996 was comparable to that for the same period in the prior year.

Interest and other income of $141,000 in the third quarter of 1996 was comparable to that in the third quarter of 1995. Royalty income from a patent at one of the Company's medical and health care products subsidiaries was substantially offset by a reduction in interest income between years due to the use of corporate funds for the acquisition of Halkey-Roberts and by lower interest income on the take-or-pay receivable at the Company's interstate pipeline subsidiary.

Interest expense of $192,000 in the third quarter of 1996 was $155,000 higher than in the comparable prior-year period due to an increase in debt related to the acquisition of Halkey-Roberts.

Income taxes in the third quarter of 1996 were $299,000 greater than in the comparable period in the prior year due to the increase in income in the current period.

Results For The Nine Months Ended September 30, 1996
The Company's consolidated net income for the nine months ended September 30, 1996 was $5,306,000 or $2.50 per share compared with $4,046,000 or $1.91 per share for the first nine months of 1995. Net income for the nine month period included income of $301,000, net of taxes, or $.14 per share referred to above which resulted from a favorable adjustment to a reserve established in 1989 for estimated nonrecoverable take-or-pay expense. Excluding this item, net income for the year-to-date period was $5,005,000 or $2.36 per share. The earnings per share computations are based on shares outstanding of 2,118,010 in 1996 and 2,116,490 in 1995.

Consolidated revenues of $100.0 million for the first nine months of 1996 were 76% higher than revenues of $56.9 million for the first nine months of 1995. The increase in year-to-date revenues compared to the same period in the prior year occurred primarily at the Company's natural gas marketing subsidiary. This increase between periods resulted from significant volume and price increases primarily related to colder weather.
Sales volumes by this unit increased by 24% above volumes for the same nine-month period of 1995 and natural gas prices increased by 63% compared to the prior-year period.

Gross margin of $16.8 million for the first nine months of 1996 was $4.0 million or 32% higher than in the comparable period in 1995. The increase in gross margin occurred in both the pipeline and energy segment and the medical and health care products segment. The increase in margins in the pipeline and energy segment was the result of colder weather, increased transportation revenues to a major industrial customer which increased its natural gas usage because of equipment failures and due to the start-up of a gaseous oxygen pipeline which became operational during the second quarter of 1996.
Margins in the medical and health care products segment increased as a result of the acquisition of Halkey-Roberts as well as higher margins at Ryder International
Corporation due to substantially higher revenues.  The
Company's medical and health care products revenues and net income for the first nine months of 1996 associated with the customer which terminated purchases of one of the Company's products as discussed above were $1.8 million and $.4 million, respectively.

The cost of goods sold of $83.1 million for the first nine months of of 1996 represented an 88% increase from the same period in 1995 and was consistent with the changes in revenues in the pipeline and energy segment related to volume and price referred to above as well as to the acquisition of Halkey-Roberts.

The Company's operations and maintenance expenses of $8.0
million for the first nine months of 1996 were $2.4 million higher than in the same period of 1995. This increase was primarily attributable to operating costs at Halkey-Roberts, acquired by the Company in May 1996, as well as operating costs at the Company's medical devices marketing unit.

Depreciation and amortization expense of $1.1 million for the first nine months of 1996 was $.2 million higher than that for the same period in the prior year, primarily due to depreciation expense on the new gaseous oxygen pipeline and the acquisition of Halkey-Roberts.

Interest and other income of $645,000 for the first nine months of 1996 increased $155,000 compared to the first nine months of 1995. The increase was attributable to income from the sale of substantially all of the assets of a small natural gas distribution subsidiary and income from a one-time project partially offset by a reduction in interest income between years. The decline in interest income was due to the use of corporate funds for the acquisition of Halkey-Roberts and by lower interest income on the take-or-pay receivable at the Company's interstate pipeline subsidiary.

Interest expense of $317,000 for the first nine months of 1996 was $180,000 higher than in the comparable prior year period due to an increase in debt related to the acquisition of Halkey-Roberts.

Income taxes in the first nine months of 1996 were $722,000 greater than in the comparable period in the prior year due to the increase in income in the current year period.

Liquidity and Capital Resources
At September 30, 1996, the Company had  borrowings of
$7.1 million, related to the acquisition of Halkey-Roberts, under its $20.0 million revolving loan facilities with a regional bank and had other long-term debt, including current maturities, of $1.7 million which was related to the 1994 acquisition of a medical and health care products unit. The Company's total debt as a percent of total capitalization at September 30, 1996 was 21%.

At September 30, 1996, the Company had cash and temporary cash investments of $2.4 million compared with $2.8 million at December 31, 1995. This decrease of $.4 million was attributable to the use of cash in the acquisition of Halkey-Roberts, capital expenditures primarily related to the construction of a gaseous oxygen pipeline and the payment of dividends, partially offset by an increase in cash flows from operations, collections of receivables of take-or-pay costs by the Company's interstate pipeline subsidiary from its customers and borrowings on the Company's loan facility to fund the Halkey-Roberts acquisition.

The Company believes that existing cash and temporary cash investments, cash flows from operations, borrowings available under the Company's revolving loan agreement and other equity or debt financing, which the Company believes would be available, will be sufficient to fund operations, potential projects and budgeted capital expenditures over the next two years.

Regulatory Matters
The cities of Decatur and Huntsville, Alabama, are currently municipal customers of the Company's interstate pipeline subsidiary (Alabama-Tennessee). In late 1995 and early 1996, Decatur and Huntsville entered into 20-year contracts with Southern Natural Gas Company (Southern), a wholly owned subsidiary of Sonat, Inc., for Southern to provide substantially all of the cities' firm natural gas transportation requirements, beginning in late 1997.
Service by Southern under the contracts is dependent upon Southern's construction of a new 118-mile pipeline from Tuscaloosa County, Alabama to northern Alabama. In
January 1996, Southern filed an application with the Federal Energy Regulatory Commission (FERC) to build the new pipeline. Southern has announced that it is planning for the new pipeline to be placed in service by late
1997. This startup date depends on Southern's receipt of a final certificate of public convenience and necessity from the FERC and its ability to obtain various other required permits and to construct the 118-mile pipeline over the next approximately 12 months. On July 31, 1996, FERC issued an order in which it made a preliminary determination that issuance of a certificate of public convenience and necessity was in the public's interest, subject to further consideration of environmental issues.
Alabama-Tennessee has filed for a rehearing of this order at the FERC and otherwise continues to oppose at FERC the construction of the pipeline.


Approximately 93% of Decatur's contract volume with
Alabama-Tennessee expires on November 1, 1997; whereas
86% of Huntsville's contract volume expires on April 1,
1998.  The balance of Decatur's and Huntsville's contract
volumes expires on November 1, 2000.  All of the
contracts contain evergreen clauses which provide that
they will automatically renew for one year terms unless
either party gives notice of nonrenewal.  Decatur and
Huntsville account for 47% of Alabama-Tennessee's current
total contracted demand.  If Southern's proposed pipeline
is constructed and Southern begins providing service to
the cities of Decatur and Huntsville, the Company's
management believes that the adverse impact  in 1998 and
thereafter attributable to the expiration of the
contracts with Decatur and Huntsville would be partially
offset by Alabama-Tennessee's reduction of operating
costs, and could be further reduced by the addition of
new municipal and industrial customers and increases in
contract demand by existing municipal and industrial
customers.   In an effort to mitigate the anticipated
loss of sales to Decatur, Alabama-Tennessee recently notified Decatur that it would not renew four contracts with Decatur which are scheduled to expire on November 1, 1997, and put the 22,044 MMBtu of capacity on Alabama-
Tennessee's pipeline associated with those contracts up for bid effective November 1, 1997. At the close of the bidding period on October 14, 1996, Alabama-Tennessee had received bids for all of the available capacity from eight bidders for terms ranging from three to twenty years. Under Alabama-Tennessee's FERC tariff, Decatur has a right of first refusal to match any or all of the bids received and thereby preserve its right to the capacity. Alabama-Tennessee took the position that the right of first refusal expires on November 20, 1996.
Decatur has not matched any of the bids; however Decatur commenced a proceeding at FERC alleging that Alabama-
Tennessee's posting of the capacity for bidding should not have occurred until May 1, 1997 and sought to enjoin
Alabama-Tennessee from selling the capacity at this time.
On November 13, 1996, FERC ruled in favor of Decatur.  If
Alabama-Tennessee is unsuccessful in obtaining relief from this ruling, it plans to put this capacity up for bid again on or about May 1, 1997. The Company's management is encouraged by the interest in Decatur's capacity which has been shown during the bidding process.
However, Alabama-Tennessee is presently unable to determine whether the same level of interest would be shown if the capacity is put up for bid in 1997. The
Company's management believes that even with the lower costs and the replacement of some part of the expiring firm transportation contracts with Decatur and Huntsville, Alabama-Tennessee would operate at a break-even level or incur operating losses for some period of time after April 1, 1998. For the twelve months ended
September 30, 1996, these firm contracts with Decatur and Huntsville represented 13% or $2,700,000 of ATRION's gross margin, or $1,700,000 of ATRION's net income.
However, with the favorable impact of lower costs and the replacement of a portion of the expiring contracts, the Company's management believes that the adverse impact on the Company's annual net income from the loss of these contracts, beginning in 1998, could be reduced from $1,700,000 to approximately $750,000 if Alabama-Tennessee is operating at break even. If Alabama-Tennessee does not achieve break even, but incurs operating losses, the adverse impact on ATRION's annual net income could be greater than $750,000.

In addition to opposing Southern's application at the FERC, on February 9, 1996, Alabama-Tennessee filed a lawsuit in the Circuit Court of Jefferson County, Alabama against Southern and the City of Huntsville asserting that the firm transportation contract between Southern and Huntsville violates Alabama's competitive bid law and requesting that the contract be declared void. The
Circuit Court entered summary judgment for Southern and Huntsville on August 20, 1996. Alabama-Tennessee is appealing that ruling in the Supreme Court of Alabama.


               PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
For information regarding certain litigation filed during the first quarter of 1996, see Item 1 of Part II of the Company's Form 10-Q for the period ended March 31, 1996.
With respect to the lawsuit filed in the Circuit Court of Jefferson County, Alabama, on August 20, 1996, an order was entered granting the motions for summary judgment filed by Southern and Huntsville and denying Alabama-
Tennessee's motion for summary judgment. On October 2, 1996, Alabama-Tennessee's motion to alter, amend or vacate judgment was denied, and on November 12, 1996, Alabama-Tennessee filed a notice of appeal to the Supreme
Court of Alabama seeking reversal of the trial court's
August 20, 1996 order. With respect to the proceeding at FERC wherein Alabama-Tennessee is opposing Southern's application to build its 118-mile pipeline, on July 31, 1996 FERC issued an order in which it made a preliminary determination that issuance of a certificate of public convenience and necessity was in the public interest, subject to further consideration of environmental issues.
Alabama-Tennessee's motion for rehearing of this order is pending before FERC.

On October 6, 1996, the Utilities Department of the City
of Decatur, in Docket No. RP97-26-000, filed a complaint
and motion for expedited injunctive relief related to
Alabama-Tennessee's posting and acceptance of bids to
contract, effective November 1, 1997, for 22,044 MMBtu of
pipeline capacity currently held by Decatur under
contracts which were terminated by Alabama-Tennessee,
effective November 1, 1997 (see "Regulatory Matters").
On October 21, 1996, Alabama-Tennessee filed a response
to the Decatur petition defending its right to offer the
capacity to others at the current time.   On November 1,
1996, Decatur filed a second petition, seeking expedited action on its October 6 pleading. Alabama-Tennessee filed a second response on November 7. On November 13, 1996, the FERC ruled in favor of Decatur. If Alabama-
Tennessee is unsuccessful in obtaining relief from this ruling, it plans to put Decatur's capacity up for bid again on or about May 1, 1997.

There were no other material pending legal proceedings to which the Company or any of its subsidiaries was a party, or of which any of their property was the subject, as of September 30, 1996.


Item 2.  Changes in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security
Holders.

None

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




                    ATRION Corporation
                       (Registrant)


Date: November 14, 1996       s/s   Jerry A. Howard
                              Jerry A. Howard
                              Chairman, President
                              & Chief Executive Officer



Date: November 14, 1996       s/s   George G. Petty
                              George G. Petty
                              Vice President-Finance
                              & Chief Financial Officer