Form 10-K405
period 1996-12-31
ATRION CORP
filed 1997-03-27
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C. 20549

                         Form 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

              Commission File Number 0-10763

                    Atrion Corporation
  (Exact Name of Registrant as Specified in its Charter)

           Delaware                          63-0821819
(State or Other Jurisdiction of         (I.R.S. Employer
 Incorporation or Organization)          Identification
                                          Number)

Post Office Box 3869, Muscle Shoals, Alabama   35662-3869
(Address of Principal Executive Offices)       (Zip Code)

Registrant's telephone number,
 including area code   (205) 383-3631

Securities registered pursuant to Section 12(b) of the
Act:      None

Securities registered pursuant to Section 12(g) of the
Act:

         Common Stock (Par Value $0.10 Per Share)
                     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Estimated aggregate market value of the voting stock held
by nonaffiliates of the registrant
at February 28, 1997 		    	$45,683,840

Number of shares of Common Stock outstanding
at February 28, 1997    		 3,215,654

            DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference the information from the Company's definitive proxy statement relating to the 1997 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.



                    ATRION CORPORATION

                         FORM 10-K

                     ANNUAL REPORT TO
          THE SECURITIES AND EXCHANGE COMMISSION
           FOR THE YEAR ENDED DECEMBER 31, 1996
                         ________

                     TABLE OF CONTENTS
Item                                                  Page

PART I . . . . . . . . . . . . . . . . . . . . . . . .   3
     Item 1. Business. . . . . . . . . . . . . . . . .   3
     Item 2. Properties. . . . . . . . . . . . . . . .  13
     Item 3. Legal Proceedings . . . . . . . . . . . .  14
     Item 4. Submission of Matters to a Vote
               of Security Holders . . . . . . . . . .  15
     Executive Officers of the Company . . . . . . . .  15
PART II. . . . . . . . . . . . . . . . . . . . . . . .  17
     Item 5. Market for Registrant's Common Equity
               and Related Stockholder Matters . . . .  17
     Item 6. Selected Financial Data . . . . . . . . .  18
     Item 7. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations. . . . . . . . . . . . . . .  18
     Item 8. Financial Statements and
               Supplementary Data. . . . . . . . . . .  30
     Item 9. Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure. . . . . . . . . .  30
PART III . . . . . . . . . . . . . . . . . . . . . . .  31
     Item 10. Directors and Executive Officers of
               the Registrant. . . . . . . . . . . . .  31
     Item 11. Executive Compensation . . . . . . . . .  31
     Item 12. Security Ownership of Certain
               Beneficial Owners and Management. . . .  31
     Item 13. Certain Relationships and Related
               Transactions. . . . . . . . . . . . . .  32
PART IV. . . . . . . . . . . . . . . . . . . . . . . .  32
     Item 14. Exhibits, Financial Statement Schedules
               and Reports on Form 8-K . . . . . . . .  32
SIGNATURES . . . . . . . . . . . . . . . . . . . . . .  37
EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . .  39




                    ATRION CORPORATION

                         FORM 10-K

                     ANNUAL REPORT TO
          THE SECURITIES AND EXCHANGE COMMISSION
           FOR THE YEAR ENDED DECEMBER 31, 1996


                          PART I
Item 1. Business

General

Atrion Corporation (Atrion or the Company) is a diversified holding company which is comprised of two business segments: (1) pipeline and energy services and
(2) medical products. The Company was incorporated in 1996 and is the successor to the former ATRION Corporation as a result of a merger to change the state of incorporation of ATRION Corporation from Alabama to Delaware. The predecessor corporation, which was formerly known as "AlaTenn Resources, Inc.," was incorporated in the state of Alabama in 1982 in connection with a reorganization of Alabama-Tennessee Natural Gas Company (Alabama-Tennessee), which was founded in 1944 and which has been in operation since 1950.

The Company's pipeline and energy services segment includes four natural gas transmission companies, a natural gas marketing company, and a company that transports gaseous oxygen. The Company's medical products segment consists of two subsidiaries, one of which, Atrion
Medical Products, Inc. (Atrion Medical Products), designs, develops, manufactures, sells, and distributes medical products and the other of which, Halkey-Roberts
Corporation (Halkey-Roberts), which was acquired by the Company in 1996, designs, develops, manufactures and sells proprietary medical device components and related components, all of which are used to control the flow of fluids and gases.

The Company's principal pipeline and energy services subsidiaries are Alabama-Tennessee, Tennessee River
Intrastate Gas Company, Inc.(TRIGAS) and AlaTenn Energy
Marketing Company, Inc. (ATEMCO). Alabama-Tennessee is an interstate natural gas pipeline company engaged in the transportation of natural gas in the lower Tennessee
Valley. Its main pipeline extends from Selmer, Tennessee, approximately 130 miles across northern Mississippi and Alabama to Huntsville, Alabama. This system includes ap-proximately 288 miles of pipeline and two compressor stat-ions. Because it is engaged in the transportation of natural gas in interstate commerce, Alabama-Tennessee is a "natural gas company" as defined in the Natural Gas Act of 1938. As such, it is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC), which jurisdiction includes the power to determine
Alabama-Tennessee's maximum rates for the transportation of natural gas for its customers as well as the power to authorize the construction and operation of certain new facilities.

TRIGAS operates a 38-mile, 10-inch intrastate pipeline that extends from Barton, Alabama, to Courtland, Alabama and a one mile 8-inch intrastate pipeline in Morgan
County, Alabama. These pipelines primarily serve two large industrial customers with natural gas transportation services.

ATEMCO, the Company's natural gas marketing subsidiary, buys natural gas, primarily on the spot market, and sells that natural gas to customers on the Company's interstate and intrastate pipeline systems as well as to off-system customers. As part of its services, ATEMCO evaluates customers' supply requirements, locates natural gas supplies and negotiates and manages contracts for those customers. ATEMCO also arranges for the use of its customers' excess gas storage and transportation rights by other natural gas transporters through capacity release transactions, generating savings for its customers.

Alabama-Tennessee, TRIGAS and ATEMCO contribute materially to the Company's revenues and net income. As discussed herein, on March 19, 1997, the Company entered into an agreement to sell all of the stock of Alabama-Tennessee, TRIGAS and ATEMCO to Midcoast Energy Resources, Inc.
See Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations."

Another subsidiary of the Company, AlaTenn Pipeline
Company Inc. (AlaTenn Pipeline), owns and operates a 22-mile high-pressure steel pipeline which transports gaseous oxygen in north Alabama. Construction of this pipeline was completed, and the pipeline became operational, during the second quarter of 1996. AlaTenn
Pipeline is a party to a long-term contract with an industrial gas producer to transport gaseous oxygen through that pipeline to two of the Company's industrial customers.

Atrion Medical Products is principally engaged in the design, development, manufacturing, marketing, sale and distribution of medical products. Its products are used in ophthalmic, diagnostic and cardiovascular procedures and are sold primarily to major health care companies which market and distribute the products, in conjunction with their name-brand products, to hospitals, clinics, surgical centers, physicians and other health care providers. While soft contact lens storage and disinfection systems are its more mature ophthalmic products. Atrion Medical Products continues to be a leading manufacturer and supplier of such products.
Newer products include surgical procedure kits and a single-patient verification device for eximer laser refractive surgery. An inflation device used primarily in percutaneous balloon angioplasty was introduced in 1996 after Atrion Medical Products received Food and Drug
Administration (FDA) 510(k) clearance to market the product. Devices used to obtain blood samples for the measurement of blood sugar and other devices to test blood platelet function, which are manufactured by Atrion
Medical Products, are routinely used in diagnostic procedures. During 1996, Atrion Medical Products also began marketing its own name-brand products. The initial line of name-brand products, called LacriCATH, is used in a less-invasive surgical procedure for the treatment of epiphora or excessive tearing of the eye. Marketing of the LacriCATH products through the Company's direct clinical sales specialists began in early 1996 following acquisition of the product line in late 1995. Additional
Atrion Medical Products name-brand products are in development and scheduled for 1997 market introduction.

Regardless of whether the product is intended for use by a major health care company or for use as one of Atrion
Medical Products' branded products, the product development process follows a well-defined and disciplined path.
Working models and prototypes are developed at an early stage to provide market feedback or to begin laboratory and clinical testing. Computer aided design software has been integrated with the software to control multi-axis machining centers to efficiently produce single or multiple prototypes. When Atrion Medical Products develops a product for one of its customers, it typically bears the full expense of the product development and enters into a long-term contract that allows the Company to retain exclusive world-wide manufacturing rights. Atrion Medical Products holds more than 100 design and use patents and it is EN46001 certified.

In May 1996, the Company expanded its medical products segment when it purchased all of the outstanding capital stock of HRC Acquisition Holding Corp., a Delaware corporation, which, in turn, owned all of the outstanding capital stock of Halkey-Roberts, pursuant to the terms of a Stock Purchase Agreement, between Atrion and Fenway Holdings, L.L.C. The Company paid Fenway a total of $11,650,000 in cash, of which $10,000,000 was borrowed under an existing revolving credit facility and $1,650,000 was obtained from the Company's general funds.
Halkey-Roberts designs, develops, manufactures and sells proprietary medical device components and related components, all of which are used to control the flow of fluids and gases. Its valves and clamps are used in a wide variety of hospital and outpatient care products such as foley catheters, pressure cuffs, dialysis and blood collection sets and drug delivery systems. Halkey-Roberts' fluid control technology has also been applied to inflation valves used in marine and aviation safety products. Halkey-Roberts has recently introduced a new line of needleless valves designed to eliminate the use of needles by health care providers in many routine procedures.
These products use a patented design and proprietary assembly technology. Working closely with its customers, Halkey-Roberts has developed an innovative line of products and is a leader in each of its major markets.

The Company's medical products are produced in two facilities that both utilize plastic injection molding and specialized assembly as their primary manufacturing processes. Atrion Medical Products and Halkey-Roberts operate under the FDA's Good Manufacturing Practices and both are ISO 9001 certified. The Company's medical products are used throughout the world and, during 1996, more than 20% of the segment's sales were shipped to international markets.

Unless the context otherwise requires, references to the pipeline and energy services segment include
Alabama-Tennessee, ATEMCO, TRIGAS, AlaTenn Pipeline, and all other pipeline and energy services companies and references to the medical products segment include
Atrion Medical Products and Halkey-Roberts.



Revenues

During 1996, 1995 and 1994, the pipeline and energy services segment accounted for 84%, 86% and 90%, respectively, of the Company's total revenues. Of such percentages, transportation revenues accounted for 9%, 17%, and 20%, respectively, and natural gas marketing revenues accounted for 91%, 83% and 80%, respectively, of the pipeline and energy services revenues during these same periods. The medical products segment accounted for 16%, 14% and 10% of the Company's total revenues in 1996, 1995 and 1994, respectively. Revenues in the medical products segment for 1994 reflect only results after the acquisition of Atrion Medical Products. Halkey-Roberts' revenues are included in the medical products segment only for the period subsequent to the acquisition of Halkey-Roberts in May 1996. The table below summarizes total revenues for the Company's two business segments and includes delivered volumes for the Company's pipeline and energy services subsidiaries.



  					                            1996
					                         Revenue   	Volume
					                         ($000)    (MMMBtu)
PIPELINE AND ENERGY SERVICES
 Interstate pipelines 		        8,499	   37,610
 Intrastate pipelines		         3,060	   11,040
 Total pipeline Transp.		      11,559    48,650
 Gas Marketing			             104,073    36,842
 Other Gas Transactions		       1,701       360
					                         105,774	   37,202

 Affiliated Transactions	     ( 2,724)	 (34,592)
                        					 114,609	   51,260

MEDICAL PRODUCT			             21,537       N/A

 Affiliated transactions	        (169)	     N/A
                        					  21,368	      N/A

TOTAL	                   				 135,977	   51,260


                         					       1995
			                           Revenue    Volume
				                          ($000)  	 (MMMBtu)
PIPELINE AND ENERGY
SERVICES
 Interstate pipelines 		        9,669    37,021
 Intrastate pipelines		         2,533	    9,340
 Total pipeline Transp.		      12,202  	 46,361
 Gas Marketing			              57,879	   30,141
 Other Gas Transactions		         927	      309
					                          58,806	   30,450

 Affiliated Transactions      ( 1,654)  (26,099)
                        					  69,354	   50,712

MEDICAL PRODUCTS               11,025	      N/A

 Affiliated transactions	         N/A	      N/A
					                          11,025	      N/A

TOTAL					                     80,379	   50,712


                          				       1994
					                         Revenue	    Volume
					                         ($000)	    (MMMBtu)
PIPELINE AND
 ENERGY SERVICES
 Interstate pipelines 		       8,764	     32,637
 Intrastate pipelines		        2,656       9,461
 Total pipeline Transp.		     11,420      46,098
 Gas Marketing			             51,214	     22,744
 Other Gas Transactions		      2,007	        354
					                         53,221	     23,098

 Affiliated Transactions	    ( 1,196)	   (20,280)
					                         63,445	     44,916

MEDICAL PRODUCTS			            6,876         N/A

 Affiliated transactions	        N/A	        N/A
					                          6,876	        N/A

TOTAL					                    70,321	     44,916



Gas marketing sales in 1996 totaled 36.8 million MMBtu of natural gas, an increase of 6.7 million MMBtu from the 1995 volume of 30.1 million MMBtu. Related revenues increased to $104.0 million in 1996, an increase of $46.2 million from 1995. These increases in volumes and revenues resulted from increased sales to customers on the Company's interstate pipeline system, attributable to increased deliveries to two industrial customers and to municipal customers due to growth in the municipalities.
In addition, natural gas prices increased approximately
58% in 1996 compared to 1995, further increasing revenues.
The increased volumes and related revenues were partially offset by a decrease in off-system sales volumes of 2.2 million MMBtu or 48% compared to 1995 volumes. Gas marketing sales in 1995 totaled 30.1 million MMBtu of natural gas, an increase of 7.4 million MMBtu from the 1994 volume of 22.7 million MMBtu. Related revenues increased to $57.9 million in 1995, an increase of $6.7 million from 1994. These increases in volumes and revenues between 1995 and 1994 resulted from increased sales to customers on the Company's interstate pipeline system, primarily six industrial customers including three of which were formerly served by the City of Decatur, and increased off-system sales. The increase in volumes was partially offset by a 12% decrease in natural gas prices in 1995 compared with 1994. The Company's marketing subsidiary sold approximately 72%, 56% and 47% of the natural gas delivered on the Company's pipelines during 1996, 1995 and 1994, respectively.

Approximately 42% of the natural gas transported on the Company's pipelines in 1996 was delivered to 17 municipal customers (serving 30 communities) under contracts expiring in late 1997 through 2003. The natural gas pipeline subsidiaries currently serve most of the communities in close proximity to their pipelines, which extend from Selmer, Tennessee, to Huntsville, Alabama, including portions of northeast Mississippi, the Shoals area of northwest Alabama, and Athens, Decatur and Huntsville, Alabama. The remaining 58% of the natural gas transported on the Company's pipelines was delivered directly to nine industrial users.

The transportation and sales of natural gas to municipal customers are seasonal in nature and are strongly influ-enced by weather conditions. Natural gas deliveries to municipal customers on the pipeline system tend to be higher in the winter months due to increased consumption for residential heating. Natural gas deliveries during the summer months decline as a result of lower residential usage. Transportation and sales to industrial users are not normally impacted by weather changes.

Revenues for the medical products segment in 1996, 1995
and 1994 totaled $21.4 million, $11.0 million and $6.9 million, respectively. The increase in revenues between 1996 and 1995 was the result of higher sales. In addition, 1996 revenues include operating revenues of Halkey-Roberts subsequent to its acquisition in May 1996 and revenues associated with the marketing and distribution of LacriCATH which began in early 1996. The increase in revenues in the medical products segment between 1995 and 1994 is attributable to a full year's operations in 1995 compared to only eight months of operations in the prior year and also reflected, on a comparable basis, higher sales volumes. The Company's acquisitions of the two medical products subsidiaries were recorded using the purchase method of accounting.
Accordingly, only results from operations subsequent to the acquisition dates of April 19, 1994 are reflected in the Company's consolidated financial statements for 1994 and May 21, 1996 in the Company's consolidated financial statements for 1996.

In 1996, 1995 and 1994, the Company spent approximately
$1.1 million, $1 million and $.5 million, respectively, for research and development of new products or improvements to existing medical product lines.

During 1996, the Company's three largest customers were customers of the pipeline and energy services segment.
These industrial customers each accounted for more than 10% of the Company's revenues. Champion International
Corporation, Amoco Chemicals Corporation and Reynolds
Metals Company accounted for approximately 23%, 14% and 12%, respectively, of the Company's operating revenues.

For information regarding the revenue, operating income, depreciation and amortization and identifiable assets attributable to each operating segment, see Note 11 of Notes to Consolidated Financial Statements.

Availability of Natural Gas Supply and Raw Materials

Alabama-Tennessee, TRIGAS and AlaTenn Pipeline are under no obligation to provide a gas supply to their customers.
ATEMCO generally purchases natural gas on the spot market but has contracted for longer-term supplies as required to meet its commitments to its customers. In all cases in which ATEMCO contracts for long-term supplies, matching long-term sales contracts are also entered into that allow
ATEMCO to serve as a conduit between the producer and the end-user of the natural gas without incurring the risk of shortfalls in either the demand or supply. These spot market and long-term arrangements should provide an adequate supply of natural gas in 1997.

The Company's medical products subsidiaries purchase various types of high-grade resins and other minor components for their manufacturing processes from various suppliers. The resin is a readily available material and, while the Company is selective in its choice of suppliers, it believes that there are no significant restrictions or limitations on supply.

Competition

Except for natural gas deliveries to four municipal customers and one industrial customer from other intrastate pipelines, the Company's pipelines currently are the only pipelines utilized by customers to access upstream pipelines and supplies of natural gas. The principal competitive fuels for industrial and commercial purposes are coal and fuel oil. Electricity is the main competition for residential uses.

Southern Natural Gas Company (Southern), a large interstate pipeline subsidiary of Sonat, Inc., announced plans in 1995 to construct a new natural gas pipeline to serve the Huntsville and Decatur, Alabama areas.
Southern has filed an application with the FERC to build a 110-mile pipeline from Tuscaloosa, Alabama, to north Alabama to provide such service to the cities of Huntsville and Decatur beginning on or after the fourth quarter of 1997. The cities of Decatur and Huntsville, which accounted for approximately 14% and 18%, respectively, of Alabama-Tennessee's pipeline throughput in 1996, have entered into 20-year contracts with Southern to provide natural gas transportation services if such pipeline is constructed. These contracts cover substantially all of the current natural gas requirements of Huntsville and Decatur. For further information regarding the proposed service by Southern and the effect on Alabama-Tennessee, see Item 3, "Legal Proceedings" and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

As a result of FERC Order No. 636 and the deregulation of the natural gas industry, pipeline customers have the opportunity to negotiate their own contracts with upstream pipeline companies to bypass their current transportation providers. One of the Company's smaller municipal transportation customers recently notified the Company that it intends to construct a pipeline to interconnect with an upstream pipeline and thereby bypass the Company's pipeline facilities. Any such bypasses could have an adverse effect on the Company's pipeline and energy services business segment. See Item 7, "Management's
Discussion and Analysis of Financial Condition and Results of Operation."

ATEMCO identifies potential natural gas markets, contracts for the sale of natural gas to these markets, contracts for the purchase of natural gas from suppliers and arranges for the transportation of the natural gas over one or more pipeline systems. ATEMCO competes with a large number of marketing companies, and its success is highly dependent upon its ability to find and market competitively priced natural gas.

Depending on the product and the nature of the project, Atrion Medical Products and Halkey-Roberts compete on the basis of their ability to provide engineering and design expertise, quality, service, product and price. As such, successful competitors must have technical strength, responsiveness, and scale. The Company believes that Atrion Medical Products' and Halkey-Roberts' expertise and reputation for quality products have allowed it to compete favorably with respect to each such factor and to maintain long-term relationships with these customers.

Atrion Medical Products is dependent on several major health care companies for the majority of its sales. Also, since its products are somewhat limited in number and normally are only a component of the ultimate product sold by its customers, Atrion Medical Products must continually be attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. Depending on the product and the nature of the project, Atrion Medical Products competes on the basis of its ability to provide engineering and design expertise as well as on the basis
of product and price.   Also, as Atrion Medical Products
continues to expand its product lines, adding new products and customers, dependency on a limited number of customers
is being reduced.   The United States is the principal
market for the LacriCATH product. There is no direct competition in the United States where both the product and surgical procedure are patent protected. LacriCATH products are marketed directly to ophthalmologists through the Company's clinical sales specialists. Atrion Medical Products frequently designs products for a customer, or potential customer, at its own expense, prior to entering into long-term development and manufacturing agreements with that customer. While certain of Atrion Medical Products' customers may internally design and develop their own products, or out-source certain aspects of the design and development processes, the Company is unaware of any other companies who directly compete on the same basis as Atrion Medical Products.

To the extent that each of its products is sold to a single customer, Atrion Medical Products is dependent on the ability of that customer to sell its products, of which the products sold by Atrion
Medical Products are a component.  Therefore, Atrion
Medical Products seeks to choose highly successful companies with which to do business. This risk is somewhat minimized by Atrion Medical Products' ability to obtain long-term exclusive manufacturing rights, while its customers have long-term marketing rights. Name-brand products, such as the LacriCATH line recently introduced, are marketed to a much larger base of customers and are not dependent on a single customer.

Halkey-Roberts competes in the medical products market and in the market for inflation devices used in marine and aviation equipment. Halkey-Roberts' products are sold to many customers. No one customer or product accounts for more than 10% of Halkey-Roberts' total sales. In the medical products market, where it sells check valves and medical clamps, Halkey-Roberts is a leading competitor in both areas and shares these markets with only one other major competitor in each area. In the inflation device market, Halkey-Roberts is the dominant competitor in its market areas. With the exception of one large company, Halkey-Roberts'competitors in both of these markets generate less than $50 million in annual revenues.

Regulation

Alabama-Tennessee operates an interstate pipeline and is subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates pipeline safety requirements, and to the National Environmental Policy Act and other environmental legislation. There is a continuing program of inspection designed to keep all of its facilities in compliance with environmental and pipeline safety require-ments.

As an interstate natural gas pipeline company, Alabama-Tennessee is subject to the jurisdiction of the FERC (under the Natural Gas Act of 1938 and other federal legislation) with respect to interstate transportation of natural gas, certain rates and charges, construction of new facilities, extension or abandonment of services and facilities, accounts and records, depreciation and amortization policies and certain other related matters. Alabama-Tennessee holds certificates of public convenience and necessity issued by the FERC authorizing it to construct and operate all pipelines, facilities and properties which it now operates and to transport natural gas in interstate commerce in instances where such certificates are required. As necessary,
Alabama-Tennessee files with the FERC applications for changes in its transportation rates and charges which are designed to allow it to recover its costs of providing such services to its customers as well as a reasonable return on its investment. These rates are normally allowed to become effective, subject to refund, until such time as the FERC determines the just and reasonable rates.

TRIGAS is subject to the jurisdiction of the Alabama
Public Service Commission (APSC). There are no material proceedings before the APSC involving this subsidiary.
AlaTenn Pipeline is not regulated by the APSC.

The Company's pipeline facilities are subject to federal safety guidelines as promulgated by the Department of Transportation (D.O.T.). The pipeline facilities owned and operated by the Company's subsidiaries are subject to periodic inspection by the D.O.T. to ensure compliance with these guidelines. Intrastate pipeline facilities owned and operated by the Company's subsidiaries are also inspected periodically by the appropriate state agencies to verify compliance with applicable operational and safety regulations.

Atrion Medical Products and Halkey-Roberts manufacture medical products in accordance with Good Manufacturing
Practices as set forth in the Food, Drug and Cosmetic Act of 1938. Atrion Medical Products' facilities are registered with the FDA. The FDA does not establish or regulate price levels for products manufactured by the Company.

Additional regulatory information is contained in
Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations".

People

At December 31, 1996, the Company had 302 full-time employees, 35 of whom are employed in the pipeline and energy services segment. The remaining 267 employees are employed in the medical products segment.

Employee relations are good and there has not been any work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.

Item 2. Properties

The headquarters of the Company and its pipeline and energy services subsidiaries are located in a Company-owned office building in Muscle Shoals, Alabama. Atrion Medical Products owns a manufacturing facility in Arab,Alabama and leases office space in Birmingham, Alabama. Halkey-Roberts leases a manufacturing facility in St.Petersburg, Florida under a ten-year operating lease.

Alabama-Tennessee's pipeline system has approximately 288 miles of transmission pipeline and two compressor stations. Its primary transmission pipeline extends from an interconnection with TGP's pipeline near Selmer, Tennessee approximately 130 miles eastward across northern Mississippi and Alabama to Huntsville, Alabama. The system interconnects with TGP's Kinder-Portland line near
Corinth, Mississippi and its Delta-Portland line near
Barton, Alabama. The system also interconnects with the Columbia Gulf Transmission Pipeline near Corinth and with the Texas Eastern Transmission Pipeline near Barton. Pipe sizes range from 2-inch to 16-inch, including 74 miles of 12-inch, 97 miles of 10-inch, 48 miles of 8-inch, 51 miles of 6-inch and 18 miles of various other diameters. These transmission pipelines are located primarily on rights-of-way held under easement, license or permit on lands owned by others. None of these properties is subject to any liens. The interstate pipeline system is certificated by the FERC to deliver approximately 133,000 MMBtu per day of natural gas to its customers.

TRIGAS's intrastate natural gas pipeline has 38 miles of 10-inch pipeline, extending from Barton, Alabama to Courtland, Alabama, and 1 mile of 8-inch pipeline that transports gas from an interconnect with the Company's interstate pipeline to an end user near Decatur, Alabama.

AlaTenn Pipeline owns and operates a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

If the sale of Alabama-Tennessee, TRIGAS and ATEMCO as discussed herein is consummated, the Company will no longer own the office building in Muscle Shoals, Alabama, Alabama-Tennessee's interstate pipeline system or TRIGAS's intrastate pipeline system. See Item 7, "Management's
Discussion and Analysis of Financial Condition and Results of Operations."

Atrion Medical Products' manufacturing facilities are located on a 67-acre site in Arab, Alabama. In addition to three office buildings which house administrative, engineering and design operations, the manufacturing facility, situated on the same location, contains approximately 112,000 square feet of manufacturing space.
Halkey-Roberts has a long-term lease on a manufacturing and administrative facility located on a 7-acre site in St. Petersburg, Florida. The facility consists of approximately 72,000 total square feet.

Item 3. Legal Proceedings

In addition to opposing Southern's application with the FERC, on February 9, 1996, Alabama-Tennessee filed a lawsuit in the Circuit Court of Jefferson County, Alabama against Southern and the City of Huntsville asserting that the firm transportation contract between Southern and Huntsville violates Alabama's competitive bid law and requesting that the contract be declared void. The
Circuit Court entered summary judgment for Southern and Huntsville on August 20, 1996. Alabama-Tennessee's appeal of that ruling is pending in the Supreme Court of Alabama.
See Item 1, "Business; Competition," and Item 7,
"Management's Discussion and Analysis of Financial
Condition and Results of Operation."

There were no other material pending legal proceedings to which the Company or any of its subsidiaries was a party, or of which any of their property was the subject, as of December 31, 1996.

Item 4. Submission of Matters to a Vote of Security
Holders

None

Executive Officers of the Company


  Name                     Age            Title


  Jerry A. Howard          54   Chairman of the Board,
                                President and Chief
                                Executive Officer of the
                                Company and of
					                           Alabama-Tennessee Natural
					                           Gas Company and Chairman
					                           of the Board or President
                                of all other
					                           subsidiaries

  Jeffery Strickland       38   Vice-President and Chief
                                Financial Officer and
                                Secretary-Treasurer of
                                the Company and of
                                Alabama-Tennessee
                                Natural Gas Company and
                                Secretary-Treasurer of
                                certain other
                                subsidiaries

  Gus Magrini              44   President and Secretary
                                of AlaTenn Energy
                                Marketing Company, Inc.

  Richard Rabenau          55   President and Secretary
                                of Atrion Medical
                                Products, Inc.

  Charles Gamble           56   President of Halkey-Roberts
               			              Corporation


The persons who are identified as executive officers of the Company currently serve as officers of the Company or of Atrion Medical Products, Halkey-Roberts, ATEMCO or of both the Company and Alabama-Tennessee. The officers of the Company, Atrion Medical Products, Halkey-Roberts, Alabama-Tennessee and ATEMCO are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries will expire at the time such meetings of the Board of Directors of the Company and its subsidiaries are held, which is anticipated to be in May or June 1997.

There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected. There are no family relationships between any of the executive officers or directors.

There have been no events under any bankruptcy act, no crim-inal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officers during the past five years.

Brief Account of the Business Experience During the Past
Five Years

Except as noted below, the above listed executive officers have served in the positions indicated above for more than the past five years.

Mr. Howard has served as Chairman of the Board, President and Chief Executive Officer of the Company and of Alabama-Tennessee and Chairman of the Board and President of all other subsidiaries, except for AlaTenn Energy Marketing
Company, Inc., Atrion Medical Products and Halkey-Roberts, for more than five years. Mr. Howard also serves as Chairman of the Board for AlaTenn Energy Marketing Company,
Inc. Mr. Howard has also served as Chairman of the Board of Atrion Medical Products since April 1994 and of
Halkey-Roberts since May 1996.

Mr. Strickland has served as Vice President and Chief Financial Officer and Secretary-Treasurer of the Company and Alabama-Tennessee Natural Gas Company since February 1, 1997. Mr. Strickland served as Vice President-Corporate Development of the Company from May 1992 to February 1997 and as Assistant Secretary and Assistant Treasurer of the Company from May 1990 until February 1997. Mr. Strickland served as Director of Planning of the Company from December 1988 until May 1992. Mr. Strickland served as Vice President-Planning of Alabama-Tennessee from May 1992 and as Director of Planning of Alabama-Tennessee prior to May 1992.

Mr. Magrini has served as President and Secretary of AlaTenn
Energy Marketing Company, Inc. since May 1993.  From May
1992 until May 1993, Mr. Magrini served as
Vice-President-Customer Relations of Alabama-Tennessee.
Prior to that time, Mr. Magrini served as Vice President-Sales and Supply of Alabama-Tennessee.

Mr. Rabenau has served as President and Secretary of Atrion
Medical Products since April 1994.  From April 1990 until
April 1994, Mr. Rabenau served as President of the predecessor company, named Ryder International Corporation prior to the purchase of its assets by the Company.

Mr. Gamble has served as President of Halkey-Roberts since
May, 1989.


                          PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

The Company's common stock trades in the Nasdaq National Market (Symbol ATRI). As of March 21, 1997, there were approximately 2,900 stockholders in the Company, including beneficial owners holding shares in nominee or "street" name. The high and low closing prices as reported by Nasdaq for each quarter of 1996 and 1995 are shown below along with the quarterly cash dividends paid per share. The amounts have been adjusted to give effect to a 3-for-2 stock split effected in December 1996.


  1996
  Quarter        March     June      September      December
  Ended           31        30           30            31

  High           14-2/3    17          17-1/6       20-1/2
  Low            13-1/2    13-1/3      14-5/6       15-1/2
  Dividends
  per share      .20       .20          .20           .20


  1995
  Quarter        March     June      September      December
  Ended           31        30           30            31

  High           13-1/6    13-1/2     14-2/3        14-2/3
  Low            11        11-3/4     13-1/6        13-1/2
  Dividends
  per share      .20       .20          .20           .20


During each quarter of the last two years the Company declared and paid a dividend of $0.20 per share. The Company paid a dividend on March 1, 1997 and has declared a dividend payable on June 1, 1997, each in the amount of $0.20 per share; however, the quarterly dividend will be reduced to $.10 per share commencing with the dividend payable September 1, 1997. The payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, results of operations, capital requirements, the financial condition of the Company and general business conditions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


As of December 31, 1996, the Company had repurchased, through open market purchases, a total of 1,500 shares of its common stock under its stock repurchase program which was adopted on May 5, 1995.

Item 6. Selected Financial Data

See page 36 attached hereto and incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations and actual results may differ materially. Therefore, the inclusion of such forward looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding future expenses, liquidity and capital resources, reductions in outstanding debt, the impact of losses of customers or contracts and of actions taken or to be taken to mitigate those losses, the impact of sales of new products, compliance with financial covenants and use of proceeds from the proposed sale described herein. Forward looking statements contained herein involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to the effect of changing economic conditions, business conditions and growth in the medical products industry, and accurately forecasting capital expenditures. In addition, the Company's future results of operations and financial conditions described in the description of the Company's business, operations and financial condition may be adversely impacted by various factors. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic impact which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's financial position and results of operations.

General

The Company is a diversified holding company which is comprised of two business segments: (1) pipeline and energy services and (2) medical products.

The Company's pipeline and energy services are conducted by Alabama-Tennessee, TRIGAS, ATEMCO and AlaTenn Pipeline. Alabama-Tennessee operates an interstate natural gas pipeline which provides natural gas transportation service directly to eight industrial plants and 17 municipal gas systems in the lower Tennessee Valley and is regulated by the FERC. TRIGAS operates an intrastate natural gas pipeline in northern Alabama and serves two industrial customers under
long-term contracts.   ATEMCO is a natural gas marketing
company which provides various services to its customers, including the sale of natural gas to customers both on and off the Company's pipeline systems.

In 1996, AlaTenn Pipeline completed construction and began operation of a 22-mile pipeline to transport gaseous oxygen, under a long-term contract with a large industrial gas supplier.

The Company's medical products business is conducted by Atrion Medical Products and Halkey-Roberts. Atrion Medical Products is principally engaged in the design, development, manufacturing, marketing, sale and distribution of medical products. Halkey-Roberts designs, develops, manufactures and sells proprietary medical device components and related components, all of which are used to control the flow of fluids and gases.

Proposed Sale of Natural Gas Subsidiaries

As described in Note 13 of Notes to Consolidated Financial Statements, the Company has entered into an agreement to sell all of the shares of capital stock of Alabama-Tennessee, ATEMCO and TRIGAS to Midcoast Energy Resources, Inc., subject to stockholder approval and the satisfaction of certain other conditions, for approximately $39.4 million in cash, subject to certain post-closing adjustments and contingent payments. Note 13 includes pro forma results for years 1996, 1995 and 1994 assuming that the sale of such subsidiaries had taken place as of December 31, 1996 and restating the 1996, 1995 and 1994 consolidated financial statements to reflect those subsidiaries as discontinued operations. As reflected therein, 84%, 86% and 100% of the Company's net income for 1996, 1995 and 1994, respectively, were derived from those subsidiaries after adjustment to reallocate to other Company subsidiaries certain corporate overhead costs and interest expense.

Results of Operations

The Company's 1996 net income was $6.5 million or $2.03 per share compared with $5.3 million or $1.68 per share in 1995 and with $4.7 million or $1.48 per share in 1994. Net income in 1996 included a favorable adjustment of approximately $300,000, or $.09 per share to a 1989 provision for estimated nonrecoverable take-or-pay expense.

Operating revenues were $136.0 million in 1996 compared with $80.4 million in 1995 and $70.3 million in 1994. Pipeline and energy segment revenues totaled $114.6 million in 1996, increasing from $69.4 million in 1995 and $63.4 million in 1994. The increase in revenues in this segment in 1996 was attributable to higher sales volumes by the Company's natural gas marketing subsidiary, both to customers on the Company's pipeline system and to off-system customers, as well as a 58% increase in natural gas prices in 1996 as compared to 1995. The increase in pipeline and energy segment revenues in 1995 as compared to 1994 was also attributable to higher sales volumes by this subsidiary, offset somewhat by a decrease in natural gas prices in 1995 as compared to 1994. Sales volumes increased by 22% in 1996 compared with 1995 sales while 1995 sales increased by 33% compared with 1994 levels. The increase in sales revenues in this segment in 1996 resulted from a 35% increase in sales on the Company's pipelines, offset by a slight decline in off-system sales. The increase in sales in 1995 compared with 1994 resulted from a 27% increase in pipeline sales as well as greater sales to off-system customers. As described herein, the Company has entered into an agreement to sell all of the stock of Alabama-Tennessee, TRIGAS and ATEMCO, which contributed approximately $113.0 million in revenues for the year ended December 31, 1996.

Revenues from the medical products segment totaled $21.4
million in 1996 an increase of $10.4 million above the 1995 level of $11.0 million and compared to $6.9 million for 1994. Halkey-Roberts, acquired by the Company in May 1996, accounted for most of this increase in revenues between 1996 and 1995. The increase in revenues between 1995 and 1994 was attributable to the inclusion of a full year's operations in the medical products segment in 1995 compared to eight months in the prior year, but also reflected, on a comparable basis, substantially higher sales volumes.
Atrion Medical Products and Halkey-Roberts were acquired by the Company in April 19, 1994 and May 21, 1996, respectively. Both acquisitions were recorded using the purchase method of accounting. Accordingly, only results from operations subsequent to their respective acquisition dates are reflected in the Company's consolidated financial statements.

As a result of lower natural gas costs and an improved industrial economy, total natural gas deliveries on the Company's pipeline systems have remained at high levels over the past several years. Deliveries of natural gas on the Company's pipelines totaled 48.1 million MMBtu in 1996 compared with 46.3 million MMBtu in 1995 and 42.1 million MMBtu in 1994. This 4% increase in throughput between 1996 and 1995 occurred primarily on the Company's intrastate pipeline and was due to temporary equipment failures at the facilities of the pipeline's largest customer necessitating higher levels of natural gas usage. Deliveries on the Company's interstate pipeline in 1996 were up slightly over 1995. The 10% increase in throughput in 1995 compared to 1994 was due primarily to higher deliveries to industrial customers, as well as to colder weather which resulted in higher deliveries to municipal customers. The availability of low-priced natural gas supplies during this period had a favorable impact on the utilization of the Company's pipelines and decreased the attractiveness of alternate fuels. Some of the industrial customers directly or indi-rectly served by the Company's pipelines have the capability to use fuels other than natural gas, and these customers generally switch from natural gas when it costs more than an alternate fuel. In the event the sale of the stock of Alabama-Tennessee, TRIGAS and ATEMCO is consummated, the Company will have disposed of the facilities used in the sale and transportation of natural gas.

The Company's cost of sales was $114.0 million in 1996 compared with $63.1 million in 1995 and $54.7 million in
1994.   In 1996, the cost of purchased natural gas was
$100.9 million and the cost of sales for the medical products segment was $13.1 million. In 1995, the cost of purchased natural gas was $57.7 million and the cost of sales for the medical products segment was $5.4 million. In 1994, the cost of purchased natural gas was $51.5 million and the cost of sales for the medical products segment was $3.2 million. The increase in purchased natural gas costs and cost of sales for the medical products segment for 1996, 1995 and 1994 was consistent with the changes in revenues discussed above.

Gross margins were $22.0 million in 1996 compared with $17.3 million in 1995 and $15.6 million in 1994. Pipeline and energy segment margins of $13.6 million in 1996 increased by $1.9 million compared with 1995 as the Company experienced higher margins from both its natural gas marketing and pipeline operations. Also contributing to this increase in energy margins was revenue from the new gaseous oxygen pipeline completed and placed in service by the Company in April 1996. The $.2 million decline in margins in this segment in 1995 as compared to 1994 was the result of favorable one-time adjustments in 1994 at Alabama-Tennessee and higher margins in 1994 at TRIGAS due to higher rates resulting from temporary pricing adjustments, partially offset by the favorable effect of higher throughput in 1995. As described herein, the Company has entered into an agreement to sell all of the stock of Alabama-Tennessee, TRIGAS and ATEMCO, which contributed gross margins of approximately $12.7 million for the year ended December 31, 1996.

Gross margins from the medical products segment increased by $2.9 million in 1996 compared with 1995. This increase in margins between years was primarily attributable to the acquisition of Halkey-Roberts in May 1996. Margins at Atrion Medical Products also increased as a result of higher sales volumes, a more favorable product mix and lower unit costs. Gross margins from the medical products segment increased by $1.9 million in 1995 compared with 1994. Results for 1995 included a full year of medical products business compared to only eight months in 1994, and on a comparable basis with the prior year, included higher sales volumes, a more favorable product mix and lower unit costs.

The Company anticipates that margins in the medical products segment in 1997 and subsequent years will be adversely affected as a result of the following developments: In late 1996, one of the Company's customers notified the Company that it will discontinue purchases of a product in 1997.
The Company has, however, received orders to supply this customer with the Company's product through the first half of 1997 and may receive additional orders for later periods. Sales of this product contributed net income of approximately $785,000 in 1996. Another customer has recently introduced a new product which is replacing a product previously sold to that customer by the Company for use in one geographic market. The loss of such sales is being partially offset by the Company's sales of that product to that customer for use in another geographic market and by the Company's sales of other new products to that customer, resulting in an estimated decline in net income from the 1996 level of approximately $475,000 per year. Late in the third quarter of 1996 a customer terminated purchases of one of the Company's medical products which accounted for $426,000 in net income in the
year ended December 31, 1996.   The exclusive sales
agreement with that customer has been renegotiated to permit the Company to sell that product to others. The Company is now marketing this product in its current form and intends to market redesigned versions of this product as well. In response to the current and anticipated loss of revenues, the Company has reduced annual operating costs and expects to realize annual cost savings of approximately $200,000. The Company has several new medical products which have recently been introduced or which are in development and which the Company currently plans to introduce in 1997 which should help offset the reduction in net income described above.

Operations and maintenance expenses were $10.8 million in 1996 compared with $7.9 million in 1995 and $7.1 million in 1994. This increase of $2.9 million between 1996 and 1995 included a $2.3 million increase in expenses in the medical products segment, along with a $.5 million increase in the pipeline and energy services segment. For 1996, 1995 and 1994, $5.2 million, $2.9 million and $2.0 million, respectively, of total operations and maintenance expenses, including an allocation of such expenses from affiliates, were attributable to the medical products segment. Expenses in the medical products segment in 1996 increased primarily as a result of the acquisition of Halkey-Roberts by the Company in May 1996 as well as a full year of expenses related to the LacriCATH product line. Expenses in the pipeline and energy services segment increased primarily as a result of higher general and administrative costs.
Expenses in the medical products segment in 1995 increased over 1994 by $.6 million, primarily due to the inclusion of a full year of expenses in 1995 at Atrion Medical Products as compared to a partial year in 1994. The $.1 million decrease in operations and maintenance expenses for the energy and pipeline segment in 1995 compared with 1994 was due to the capitalization of expenses related to the construction of a pipeline to transport gaseous oxygen to an industrial customer. In the event the sale of the stock of Alabama-Tennessee, TRIGAS and ATEMCO is consummated, substantially all of the operations and maintenance expenses attributable to the pipeline and energy segment, except for certain corporate overhead expenses which have been allocated to those subsidiaries, will be eliminated.

Operating income for 1996 was $9.3 million compared with $7.8 million in 1995 and $7.1 million in 1994, of which $7.0 million, $5.8 million and $5.9 million for 1996, 1995 and 1994, respectively, was attributable to the pipeline and energy services segment. The increase of $1.5 million between 1996 and 1995 was attributable to a $1.2 million increase in the pipeline and energy services segment and a $.3 million increase in the medical products segment. The increase in operating income for the pipeline and energy services segment is consistent with the increase in margins discussed above. The increase in operating income in the medical products segment was due primarily to the acquisition of Halkey-Roberts in May 1996, partially offset by higher startup costs for the LacriCATH product line. In 1995, $2.0 million of operating income resulted from the medical products segment as compared with $1.2 million in 1994. Higher sales and margins at Atrion Medical Products in 1995 resulted in increased operating income from the medical products segment, due in part to a full year of Atrion Medical Products' business as compared to a partial year in 1994. These higher sales and margins were partially offset by start-up costs for the LacriCATH product line.
As described herein, the Company has entered into an agreement to sell all of the stock of Alabama-Tennessee, TRIGAS and ATEMCO, which contributed $6.7 million in operating income for the year ended December 31, 1996.

Interest and other income amounted to $766,000 in 1996 compared with $753,000 in 1995 and $482,000 in 1994 . The increase in other income was the result of a gain of approximately $153,000 on the sale of the assets of a distribution subsidiary, offset by a decrease in investment income due to the use of cash reserves in the acquisition of Halkey-Roberts. The increase in other income in 1995 compared with 1994 reflects higher miscellaneous tooling sales at Atrion Medical Products, capitalized interest on construction projects, income from a joint venture project and higher earnings on investments, somewhat offset by a decrease in interest income on the take-or-pay receivable due from Alabama-Tennessee's customers.

Interest expense was $435,000 in 1996 compared with $193,000 in 1995 and $330,000 in 1994. The increase in 1996 is due to higher borrowings under the Company's revolving loan agreement to finance the acquisition of Halkey-Roberts. The decrease in 1995 is due to lower borrowings under the Company's revolving loan agreement as the loan to purchase Atrion Medical Products in 1994 was paid off.

Income taxes were $3.7 million in 1996 compared with  $3.0
million in 1995 and $2.6 million in 1994. Differences between years reflect changes in pre-tax income between the respective years.

In addition to the matters discussed above, certain of the following factors will, and other of such factors may, adversely affect the Company's results of operations in 1997 and thereafter, in the event the sale of the stock of Alabama-Tennessee, TRIGAS and ATEMCO is not consummated:

The cities of Decatur and Huntsville, Alabama, which account for 47% of Alabama-Tennessee's current total contracted demand, have entered into 20-year contracts with Southern Natural Gas Company (Southern), a wholly-owned subsidiary of Sonat, Inc., for Southern to provide substantially all of the cities' firm natural gas transportation requirements. Service by Southern under the contracts is dependent upon Southern's construction of a new 110-mile pipeline from Tuscaloosa County, Alabama to northern Alabama. Southern has announced that it is planning for the new pipeline to be placed in service by late 1997. Approximately 93% of Decatur's contract volume with Alabama-Tennessee expires on November 1, 1997 and 86% of Huntsville's contract volume expires on April 1, 1998. The balance of Decatur's and Huntsville's contract volumes expire on November 1, 2000. Southern cannot construct the pipeline until it receives a final certificate of public convenience and necessity from the FERC and obtains various other required permits. The FERC has issued orders making preliminary determinations that issuance of a certificate of public convenience and necessity is in the public's interest and that the project would not cause undue environmental harm. Alabama-Tennessee has filed for rehearing of these orders at the FERC and otherwise continues to oppose at the FERC the construction of the pipeline. Based on the regulatory delays to date, the Company believes that the pipeline will not be placed into service at the time originally planned by Southern.

If Southern's proposed pipeline is constructed and Southern begins providing service to the cities of Decatur and Huntsville, the Company's management believes that the adverse impact in 1998 and thereafter attributable to the expiration of the contracts with Decatur and Huntsville would be partially offset by Alabama-Tennessee's reduction in operating costs, and could be further reduced by the addition of new municipal and industrial customers and increases in contract demand by existing municipal and industrial customers. In an effort to mitigate the anticipated loss of sales to Decatur and Huntsville, Alabama-Tennessee has notified those customers that it will not renew the contracts scheduled to expire on November 1, 1997 and April 1, 1998, and will put the 55,298 MMBtu of capacity related to those contracts up for bidding over the next several months.

For the twelve months ended December 31, 1996, the contracts for these two customers accounted for approximately $1.7 million of the Company's net income. With the favorable impact of lower operating costs and the replacement of a portion of the transportation revenues associated with the expiring contracts, the Company's management believes that the loss of these contracts will not have a material adverse effect on net income in 1997, but will result in a reduction in the Company's net income from the 1996 level by approximately $300,000 in 1998, $400,000 in each of 1999 and 2000, and $600,000 in each year thereafter.

Contracts with two major industrial customers will expire on August 31, 1997 and December 31, 1997. While these two customers will continue to receive natural gas service from the Company under other contracts, the net income under the expiring contracts totaled $730,000 in 1996.

In late 1996 and early 1997, Alabama-Tennessee, in order to maintain its market, discounted its transportation rates to several of its larger customers. These discounts are anticipated to reduce net income from the 1996 level by amounts increasing from approximately $100,000 in 1997 to approximately $300,000 in 2001 and thereafter for the remaining terms of the contracts with those customers.
Also, one of the Company's municipal customers has indicated that it plans to construct a pipeline directly to an upstream pipeline, giving it the capability of by-passing the Alabama-Tennessee system. While this municipality has a contract with Alabama-Tennessee until the year 2000, management of the Company anticipates that it will utilize the new pipeline, once completed, to provide for the majority of its transportation requirements. Transportation services for this customer contributed approximately $100,000 to the Company's net income in 1996.

TRIGAS maintains a long-term transportation contract with a major industrial customer. This contract provides for a reduction in the transportation rate at such time that the cumulative deliveries through that pipeline exceed a predetermined threshold. As a result of higher deliveries over the past few years than originally contracted for, the Company anticipates that the customer will cross over that threshold in mid-2000, rather than at the expiration of the initial term of the contract in late 2004. At the time of such crossover, net income under that contract is anticipated to decline by approximately $800,000 annually.

For information regarding a reduction in transportation rates, see "Rate and Regulatory Matters" below.

Liquidity and Capital Resources

In January 1995, the Company entered into a new $20.0 million revolving loan agreement to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions (see Note 4 of Notes to Consolidated Financial Statements). Indebtedness under this line totaled $5.4 million at December 31, 1996. There was no indebtedness under this agreement at December 31, 1995 and $.9 million in indebtedness under the previous loan agreement as of December 31, 1994. The current term of the revolving loan agreement expires on April 20, 1997; however, the Company has the right to extend, and has notified the lender of its intention to extend, the term through April 19, 1998. Consummation of the proposed sale of the stock of Alabama-Tennessee, TRIGAS and ATEMCO will necessitate obtaining a waiver of certain covenants from the lender or repayment of all outstanding indebtedness under the revolving loan agreement.

As of December 31, 1996, the Company had cash and temporary cash investments of $.1 million, compared with $2.8 million and $.4 million at the end of 1995 and 1994, respectively. The Company had long-term debt of $6.3 million as of
December 31, 1996 compared with $1.6 million as of December
31, 1995 and $2.7 million as of December 31, 1994.   The
increase in long-term debt in 1996 was due to the borrowing of funds to purchase Halkey-Roberts. The decrease in long-term debt in 1995 was due to the repayment of debt under the revolving loan agreement and the payment of the annual installment on industrial revenue bonds at Atrion Medical Products. The decrease in cash and increase in long-term debt during 1994 was primarily due to the acquisition of the business of Atrion Medical Products. In April 1994, the Company purchased this business for $11.1 million in cash, issued a promissory note in the principal amount of $1.0 and assumed liabilities of $2.2 million.

Capital expenditures for plant and equipment totaled $2.6 million in 1996. Of this amount, $1.2 million was attributable to the completion of a 22-mile gaseous oxygen pipeline. In 1995, capital expenditures totaled $3.1 million, the majority of which was attributable to the construction of the gaseous oxygen pipeline. In 1994, capital expenditures for plant and equipment totaled approximately $1.4 million, excluding the assets acquired in the purchase of the Atrion Medical Products business. The capital expenditures in 1994 were related to the improvement of existing facilities and replacement of certain equipment at Alabama-Tennessee. The primary items providing cash flow in 1996 were earnings from operations and net take-or-pay collections. The most significant uses of cash flow in 1996, other than the acquisition of Halkey-Roberts and completion of the gaseous oxygen pipeline, were other capital expenditures of $1.4 million, payment of $2.5 million of dividends on common shares and repayment of debt.

Based on settlements with its customers, Alabama-Tennessee completed its recovery of take-or-pay payments during 1996 and has had no obligation to make take-or-pay payments since 1995. The Company has budgeted capital expenditures of approximately $1.6 million in 1997 and $1.5 million in 1998.

The Company believes that existing cash and temporary cash investments, cash flows from operations, borrowings available under the Company's revolving loan agreement and other equity or debt financing, which the Company believes would be available, will be sufficient to fund operations, potential projects and budgeted capital expenditures over the next two years, whether or not the proposed sale of the stock of Alabama-Tennessee, TRIGAS and ATEMCO is consummated.

In the event that the proposed sale of the stock of Alabama-Tennessee,TRIGAS and ATEMCO is consummated, it is the Company's intent to use the net proceeds to pay off existing debt under its revolving loan agreement and to reinvest the remaining proceeds in the medical products industry. Pending an acquisition or business combination, the proceeds from such sale will be invested as management of the Company deems prudent, which may include, but will not be limited to, certificates of deposit, money-market accounts, bonds, United States
Government or municipal securities or other short-term instruments.

Although the Company intends to acquire businesses or product lines in the medical products industry, and has identified certain companies in that industry with which the Company may engage in discussions, the Company has no commitments for any such acquisition and, accordingly, stockholders have no basis on which to evaluate the possible merits or risks of a target business's operations.
Moreover, the number of acquisitions which can be effected with the net proceeds from the sale described herein is limited, and it may be necessary for the Company to obtain additional funds by incurring from time to time additional short-term or long-term indebtedness or by issuing, in public or private transactions, equity or debt securities. The availability and terms of such financing will depend on market and other conditions There can be no assurance that additional financing will be available on terms acceptable to the Company, nor can there be any assurance that any such issuance of additional equity securities will occur or as to the price at which such securities may be issued. Any such issuance could be dilutive to the Company's earnings per share and could adversely affect prices for, or the liquidity of, the common stock of the Company.

In March 1997 the Company's Board of Directors determined that the quarterly dividend will be paid at the rate of $.10 per share rather than at the current rate of $.20 per share commencing with the dividend payable on September 1, 1997.


Impact of Inflation

The Company experiences the effects of inflation primarily in the prices it pays for labor, materials and services. Over the last three years, the Company has experienced the effects of moderate inflation in these costs. At times the Company has been able to offset a portion of these increased costs by increasing the rates it charges for transportation of natural gas and through cost escalators in certain sales contracts in its medical products segment.

Rate and Regulatory Matters

In 1996, Alabama-Tennessee filed an amendment to its 1993 rate case settlement to implement a 6% reduction in its transportation rates. This amendment was approved by the FERC effective September 1, 1996.

Accounting Pronouncements

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). Adoption of this standard did not impact the Company's financial position or results of operations.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement is effective for transactions that are entered into in fiscal years beginning after December 15, 1995.
SFAS 123 establishes a fair value-based method of accounting for employee stock options. This method provides for a compensation cost to be charged to results of operations at the grant date. However, the statement allows companies to continue to follow the accounting treatment prescribed by Accounting Principles Board (APB) Opinion No. 25. APB Opinion No. 25 generally requires compensation cost to be recognized only for the excess of the quoted market price at the grant date over the price that an employee must pay to acquire the stock. Companies electing to continue with APB Opinion No. 25 must make disclosure of net income as if SFAS 123 had been adopted. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. Had compensation cost for the Company's 1995 and 1996 grants of stock-based compensation been recorded consistent with SFAS 123, the effects would not be material to the Company's net income or net income per share.

The Company is subject to the provisions of Statement of Financial Accounting Standards 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue to the Company associated with certain costs which will be recovered from customers through the regulatory, or rate making process. The Company had no material regulatory assets or liabilities on its books as of December 31, 1996.

On March 11, 1997, the FASB issued Statement No. 128, "Earnings Per Share." This statement is effective for fiscal years ending after December 15, 1997. This statement requires the restatement of earnings per share. Due to the timing of the issuance of this pronouncement, the Company has not quantified the effect of applying this new standard.

Other Matters

In addition to opposing Southern's application at the FERC as described above, on February 9, 1996, Alabama-Tennessee filed a lawsuit in Circuit Court in Alabama against Southern and the City of Huntsville., asserting that the firm transportation contract between Southern and Huntsville violates Alabama's competitive bid law and requesting that the contract be declared void. The Circuit Court entered summary judgment for Southern and Huntsville on August 20, 1996. On October 2, 1996, Alabama-Tennessee's motion to alter, amend or vacate judgement was denied, and on November 12, 1996, Alabama-Tennessee filed a notice of appeal to the Supreme Court of Alabama seeking reversal of the Circuit Court order.

Environmental matters have gained increased attention in the natural gas pipeline and distribution industry over the past few years. The Company believes that its properties and operations in both the pipeline and energy services segment as well as the medical products segment are in full compliance with all applicable environmental statutes and regulations. There are no administrative or judicial proceedings arising under environmental statutes pending or known to be contemplated by governmental agencies to which the Company is a party.


Item 8. Financial Statements and Supplementary Data

                                                      Page
Report of independent public accountants               37

Consolidated balance sheets                           38-39

Consolidated statements of income                      40

Consolidated statements of cash flows                  41

Notes to consolidated financial statements            42-57


Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure

  None.



                         PART III


Item 10. Directors and Executive Officers of the Registrant

Directors

The information under the captions "Election of Directors" and "Securities Ownership; Section 16(a) Beneficial
Ownership Reporting Compliance" in the Company's definitive proxy statement relating to the 1997 annual meeting of stockholders is incorporated herein by reference.

Executive Officers

The information for this item relating to executive officers of the Company is set forth on pages 14 and 15 of this report.


Item 11. Executive Compensation

The information under the caption "Executive Compensation" in the Company's definitive proxy statement relating to the 1997 annual meeting of stockholders is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and
          Management

Security Ownership of Certain Beneficial Owners

The information under the caption "Securities Ownership;
Securities Ownership of Certain Beneficial Owners" in the Company's definitive proxy statement relating to the 1997 annual meeting of stockholders is incorporated herein by reference.

Security Ownership of Management

The information under the caption "Securities Ownership;
Securities Ownership of Management" in the Company's definitive proxy statement relating to the 1997 annual meeting of stockholders is incorporated herein by reference.


Changes in Control

The Company knows of no arrangements which may at a subsequent date result in a change in control of the Company.



Item 13. Certain Relationships and Related Transactions

None


                          PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on
        Form 8-K


(a)(1) Financial Statements

See Item 8, "Financial Statements and Supplementary Data," and financial statement pages attached hereto.

(2) Financial Statement Schedules

All financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.


(3) Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed as part of this 1996 Form
10-K Report. Those exhibits previously filed and incorporated herein by reference are identified below by a note reference to the previous filing.


Exhibit

Numbers         Description

  2a Stock Purchase Agreement dated February 17, 1990, between AlaTenn Resources, Inc. and MEGA Natural
       Gas Company, as amended by Letter Agreement dated
       March 9, 1990 (1)
  2b   Agreement and Plan of Merger of Atrion Corporation,
       a Delaware Corporation and Atrion Corporation, an Alabama Corporation, dated January 2, 1997 (37)
  3a Certificate of Incorporation of Atrion Corporation, dated December 30, 1996 (38)
  3b   Bylaws of Atrion Corporation, a Delaware
       Corporation (39)
  4a Rights Agreement, dated as of February 1, 1990, between AlaTenn Resources, Inc. and American Stock Transfer & Trust Company, which includes the form of Right Certificate as Exhibit A and the Summary
       of Rights to Purchase Common Shares as Exhibit B
       (4)
  4b   Credit Agreement in the amount of $20 million,
       dated January 20, 1995 between AlaTenn Credit Corporation and Compass Bank (34)]
  4c 	 Loan Modification Agreement and Amendment to
    	  Loan Documents dated as of January 20, 1997 (5) 10a* Change in Control Agreement between AlaTenn Re-
       sources, Inc. and Jerry A. Howard, dated October
       23, 1987 and amendment dated March 11, 1988 (14)
 10b* Change in Control Agreement between AlaTenn Re-sources, Inc. and George G. Petty, dated October
       23, 1987 and amendment dated March 11, 1988 (15)
 10c Escrow Agreement dated December 27, 1989 by Alabama-Tennessee Natural Gas Company and Third National Bank In Nashville, as escrow agent and Tennessee Gas Pipeline Company (18)
 10d   Gas Sales Contract between Alabama-Tennessee
       Natural Gas Company and Tennessee Gas Pipeline Company, dated August 1, 1989 (19)
 10e Agreement for Purchase and Sale of Assets, dated October 3, 1990, by and among Central Gas Company, Tennessee River Development Company and the City of Florence, Alabama (25)
 10f   First Amendment to Agreement for Purchase and Sale
       of Assets, dated March 5, 1991, by and among
       Central Gas Company, Tennessee River Development Company and the City of Florence, Alabama (26)
 10g Offer to Purchase, dated December 27, 1989 between Oryx Energy Company and Alabama-Tennessee Natural
       Gas Company (27)
 10h Agreement of Sale, dated November 19, 1990 by and among AlaTenn Resources, Inc., Triton Energy Corporation and Pacific Basin Company (28)
 10i* 1990 Stock Option Plan, adopted March 15, 1990 (20) 10j* Form of Incentive Stock Option Agreement (21)
 10k*  Restricted Shares Compensation Plan for Non-
	      Employee Directors, adopted May 6, 1991 (22)
 10l* Alabama-Tennessee Natural Gas Company Non-Employee Directors Deferral Plan (29)
 10m* Alabama-Tennessee Natural Gas Company Supplemental Executive Retirement Plan (30)
 10n* Alabama-Tennessee Natural Gas Company Supplemental Executive Thrift Plan (31)
 10o Assets Purchase Agreement, dated April 19, 1994 between Ryder International Corporation, Frank and Carolyn Ryder, RIC Acquisition Corporation and
       AlaTenn Resources (32)
 10p*  1994 Key Employee Stock Incentive Plan (33)
 10q   Stock Purchase Agreement, dated May 21, 1996
	      between Fenway Holdings, L.L.C. And Atrion
	      Corporation (40)
 10r*	 Form of Incentive Stock Option Agreement under
	      the 1994 Key Employee Stock Incentive Plan (41)
 21    Subsidiaries of Atrion Corporation as of December
       31, 1996 (5)
 23    Consent of Arthur Andersen LLP (5)
 24 Powers of Attorney authorizing Jerry A. Howard and Jeffery Strickland to sign the Atrion Corporation Annual Report on Form 10-K for fiscal year ended December 31, 1996 on behalf of certain directors of the Company (5)
 27    Financial Data Schedules (filed electronically
       only) (5)
 99    System map of Alabama-Tennessee Pipeline System(35)

Notes:

 (1)   Filed as Exhibit 2 to Form 8-K of AlaTenn
       Resources, Inc. dated March 26, 1990
 (2)   Filed as Exhibit 3a to Form 10-K of AlaTenn
       Resources, Inc. dated March 27, 1987
 (3)   Filed as Exhibit 3b to Form 10-Q of AlaTenn
       Resources, Inc. dated May 14, 1987
 (4)   Filed as Exhibit 1 to Registration Statement on
       Form 8-A of AlaTenn Resources, Inc. dated February
       15, 1990.
 (5)   Filed herewith
 (6)   Filed as Exhibit 2 to Form 8-K of AlaTenn
       Resources, Inc. dated October 28, 1986
 (7)   Filed as Exhibit 10b to Form 10-K of AlaTenn
       Resources, Inc. dated March 30, 1989.
 (8)   Filed as Exhibit 10c to Form 10-K of AlaTenn
       Resources, Inc. dated March 30, 1989.
 (9)   Filed as Exhibit 10d to Form 10-K of AlaTenn
       Resources, Inc. dated March 30, 1989.
(10)   Filed as Exhibit 10e to Form 10-K of AlaTenn
       Resources, Inc. dated March 30, 1989.
(11)   Filed as Exhibit 10f to Form 10-K of AlaTenn
       Resources, Inc. dated March 30, 1989.
(12)   Filed as Exhibit 10g to Form 10-K of AlaTenn
       Resources, Inc. dated March 30, 1989.
(13)   Filed as Exhibit A to the definitive Proxy
       Statement of AlaTenn Resources, Inc. dated
     	 March 25, 1983
(14)   Filed as Exhibit 10c to Form 10-K of AlaTenn
       Resources, Inc. dated March 29, 1988
(15)   Filed as Exhibit 10d to Form 10-K of AlaTenn
       Resources, Inc. dated March 29, 1988
(16)   Filed as Exhibit 4b to Form 10-K of AlaTenn
       Resources, Inc. dated March 30, 1990.
(17)   Filed as Exhibit 4c to Form 10-K of AlaTenn
       Resources, Inc. dated March 30, 1990.
(18)   Filed as Exhibit 10k to Form 10-K of AlaTenn
       Resources, Inc. dated March 30, 1990.
(19)   Filed as Exhibit 10l to Form 10-K of AlaTenn
       Resources, Inc. dated March 30, 1990.
(20)   Filed as Appendix A to the Definitive Proxy
       Statement of the Company dated April 6, 1990.
(21)   Filed as Exhibit 4(d) to the Registration Statement
       on Form S-8 of AlaTenn Resources, Inc., filed May
       17, 1991 (File No. 33-40639).
(22)   Filed as Appendix A to the Definitive Proxy
       Statement of the Company dated March 29, 1991.
(23)   Filed as Exhibit 4d to Form 10-K of AlaTenn
       Resources, Inc., dated March 28, 1991.
(24)   Filed as Exhibit 4e to Form 10-K of AlaTenn
       Resources, Inc., dated March 28, 1991.
(25)   Filed as Exhibit 10m to Form 10-K of AlaTenn
       Resources, Inc., dated March 28, 1991.
(26)   Filed as Exhibit 10n to Form 10-K of AlaTenn
       Resources, Inc., dated March 28, 1991.
(27)   Filed as Exhibit 10o to Form 10-K of AlaTenn
       Resources, Inc., dated March 28, 1991.
(28)   Filed as Exhibit 10p to Form 10-K of AlaTenn
       Resources, Inc., dated March 28, 1991.
(29)   Filed as Exhibit 10t to Form 10-K of AlaTenn
       Resources, Inc., dated March 27, 1992.
(30)   Filed as Exhibit 10u to Form 10-K of AlaTenn
       Resources, Inc., dated March 26, 1993.
(31)   Filed as Exhibit 10v to Form 10-K of AlaTenn
       Resources, Inc., dated March 26, 1993.
(32)   Filed as Exhibit 2 to Form 8-K of AlaTenn
       Resources, Inc.,  dated May 2, 1994.
(33)   Filed as Appendix A to the Definitive Proxy
       Statement of the Company dated March 28, 1994.
(34)   Filed as Exhibit 4f to Form 10-K of AlaTenn
       Resources, Inc., dated March 30, 1995.
(35)   Filed as Exhibit 99 to Form 10-K of AlaTenn
       Resources, Inc., dated March 30, 1995.
(36)   Filed as Exhibit 3a to Form 10-K of AlaTenn
       Resources, Inc., dated March 30, 1995.
(37)   Filed as Appendix A to the Definitive Proxy
       Statement of the Company dated January 10, 1997.
(38)   Filed as Appendix B to the Definitive Proxy
       Statement of the Company dated January 10, 1997.
(39)   Filed as Appendix C to the Definitive Proxy
       Statement of the Company dated January 10, 1997.
(40)   Filed as Exhibit 2 to Form 8-K of Atrion
     	 Corporation, dated May 21, 1996.
(41)	  Filed as Exhibit 4d to the Registration Statement
	      on Form S-8 of AlaTenn Resources, Inc., filed
	      July 26, 1995 (File No. 33-61309).

* Management Contract or Compensatory Plan or Arrangement

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.



                        SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Atrion Corporation



                        By: /s/ Jerry A. Howard
                                Jerry A. Howard
                                Chairman of the Board,
                                President and Chief
                                Executive Officer

Dated: March 27, 1997

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature               Capacity     		Date

(i)  Principal Executive
     Officer:

/s/ Jerry A. Howard     Chairman of the Board,   March 27, 1997
   (Jerry A. Howard)    President and Chief
                        Executive Officer

(ii) Principal Financial
     Officer and Principal
     Accounting Officer:

/s/ Jeffery Strickland   Vice President and      March 27, 1997
   (Jeffery Strickland)  Chief Financial Officer
                         and Secretary-Treasurer


(iii)  Directors:

*  Emile A. Battat       Director 	 		           March 27, 1997
  (Emile A. Battat)

/s/ Jerry A. Howard      Director     		         March 27, 1997
   (Jerry A. Howard)

*  Richard O. Jacobson   Director         	      March 27, 1997
  (Richard O. Jacobson)

*  John H.P. Maley       Director         	      March 27, 1997
  (John H.P. Maley)

*  Jerome J. McGrath     Director         	      March 27, 1997
  (Jerome J. McGrath)

*  Hugh J. Morgan, Jr.   Director          	     March 27, 1997
  (Hugh J. Morgan, Jr.)

*  J. Kenneth Smith      Director			             March 27, 1997
  (J. Kenneth Smith)

*  Roger F. Stebbing     Director			            March 27, 1997
  (Roger F. Stebbing)

*  John P. Stupp, Jr.	   Director  			          March 27, 1997
  (John P. Stupp, Jr.)




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and the Board of Directors of Atrion
Corporation:

We have audited the accompanying consolidated balance sheets of Atrion Corporation (formerly AlaTenn Resources, Inc.) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Atlanta, Georgia
February 14, 1997 (except with respect to the matter
discussed in Note 13, as to which the date is March 19,
1997)




PART II, ITEM 6
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATRION CORPORATION
SELECTED FINANCIAL DATA
(In thousands except per share amounts)


                     1996    1995    1994    1993    1992
Operating revenues:
 Industrial sales   81,477 $41,767 $40,688 $62,234 $56,825
  Resale sales      18,353  10,942   8,506  49,132  45,734
  Transportation    10,065  11,069  11,050   6,525   4,550
  Natural gas
   marketing         4,692   5,486   3,119   1,052  14,474
  Dist. sales           21      90      82      79      68
  Medical products  21,369  11,025   6,876       0       0
  Total oper.
   revenues		      135,977  80,379  70,321 119,022 121,651

Income from
 cont.oper.  	       6,477   5,340   4,690   6,767   4,665

Net income (1)       6,477   5,340   4,690   7,332   4,665

Total assets        63,251  48,506  43,737  42,653  42,766

Long-term debt
(incl.current
 maturities)     	   7,016   1,812   2,885       0       0

Income from
 cont. operat.
 per share            2.03    1.68    1.48    2.14    1.49

Net income
 per share (1)        2.03    1.68    1.48    2.32    1.49

Dividends
 per share            0.80    0.80    0.80    0.80    0.79

Average shares
 outstanding         3,189   3,175   3,170   3,162   3,141


(1) The 1993 amount includes income of $565,000 or $.18 per share related to discontinued operations and $2.3 million or $.73 per share attributable to a favorable revision of a provision recorded in 1989 for estimated nonrecoverable take-or-pay expense.





PART II, ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995




Assets:                             1996     1995
					  	                           (In thousands)
Current Assets:
 Cash and temporary cash              $144 $ 2,811
  investments
Accts rec.incl.$1,860 in 1995
 of take-or-pay
 settlement costs (Note 3)	         19,154  13,890
Materials and supplies,
   at average cost                     516     689
 Inventories                       	 4,016     717
 Prepaid expenses                      493     288
                                   	24,323  18,395

Property, Plant and Equip:
  Original cost                    	42,344  35,447
  Less accum. dep. & amort.        	16,935  15,725
                                   	25,409  19,722


Other Assets and Defrd.Chgs:
Patents, net of accum. amort.
 of $1,184 and $745 in 1996 and
 1995,respectively (Note 1)        	5,066   5,505
Goodwill, net of accum.
 amort. of $392 and $193 in
 1996 and 1995,respectively
 (Note 1)                         		6,198   2,652
Other                               2,255   2,232
                                   13,519  10,389


                                   63,251  48,506


                              					1996     1995
Liab. and Stockholders'		        (In thousands)
Equity
Current Liabilities:
Current maturities
 of l-t debt (Note 4)	   		          703      203
Accts.payable and
 accrued liabilities		 	          17,690   12,646
Accrued inc. and other
 taxes   					                       389      537
                                  18,782   13,386


L-t Debt, less current
 maturities (Note 4)               6,313    1,609

Other Liab.and Defrd. Credits:
 Accum. defrd. income taxes
  (Note 5)			                      2,309   1,559
 Unamortized investment tax
  credits (Note 5)                   226     243
  Other                            1,203   1,739
                                   3,738   3,541


Stockholders' Equity:
 Common shares, par value
 $0.10 per share; auth.
 10,000,000 shares;
 issued 3,420,000 shares
 (Note 1)                            342     228
Paid-in capital                 	  6,204   6,078
Retained earnings (Note 7)        29,451  25,525
Treasury shares, 205,299 sh.
 in 1996 and 241,374 shares in
 1995, at cost (Note 6)           (1,579) (1,861)
                                  34,418  29,970

                                  63,251  48,506

The accompanying notes are an integral part of these consolidated balance sheets.




PART II, ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(For the years ended December 31, 1996, 1995 and 1994)


                                1996        1995        1994
                             						(In thousands, except
				        	                       per share amounts)
Operating Revenues            $135,977    $ 80,379    $ 70,321
Cost of Goods Sold             113,995      63,082      54,728
Gross Margin                    21,982      17,297      15,593

Other Oper.Exp.:
  Operations                    10,592       7,685       6,779
  Maintenance                      245         255         345
  Dep. and amort.                1,433       1,191         976
  Taxes other than
    income taxes                   361         355         360
                                12,631       9,486       8,460

Operating Income                 9,351       7,811       7,133

Recovery of Estimated
 Nonrecoverable Take-
 or-Pay Exp. (Note 3)              473           0           0
Int.and Other Income               765         753         482
Interest Expense                  (435)       (193)       (330)
Inc.Before Inc.Taxes            10,154       8,371       7,285

Inc.Taxes (Note 5)              (3,677)     (3,031)     (2,595)

Net Income                       6,477       5,340       4,690


Earnings Per Share                2.03        1.68        1.48


Average Common
  Shares Outstanding		           3,189       3,175       3,170


The accompanying notes are an integral part of these consolidated statements.




PART II, ITEM 8
FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA
ATRION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(For the years ended
December 31, 1996, 1995 and 1994)

                       	 	    1996      1995      1994
                            						(In thousands)
Cash Flows From Oper.
Activities (excl.the
effects of acquisitions):
 Net income              	  $6,477    $5,340    $4,690
 Adj.to reconcile net inc.
  to net cash
  provided by oper.
  activities:
   Depr.and amort.         	 2,074     1,978     1,120
   Defrd.income taxes      	   840       260      (125)
   Net take-or-pay
    recoveries (Note 3)   		 1,238     1,735	    1,128
  Other                      ( 516)      163       121

                            10,113     9,476     6,934

Changes in current assets
 and liab.(excl.the
 effects of
 acquisitions):
 (Incr.) decr.
 in accts. rec.            (4,751)    (3,615)     3,142
 Incr. in other current
  assets                     (317)      (110)    (1,757)
 Incr.(decr.) in
  accts. pay.               3,572      3,376     (3,125)
 (Decr.) incr. in other
   current liabilities	  	   (138)      (123)       585
                          	 8,479      9,004      5,779

Cash Flows From
Investing Activities:
 Purchase of subsidiary
  companies (Note 2)	     (11,650)        0     (11,124)
 Sale of subsidiary
  assets (Note 2)		            69         0		         0
 Property, plant and
  equipment additions     	(2,589)   (3,080)     (1,390)
                          (14,170)   (3,080)    (12,514)

Cash Flows From
Financing Activities:
 Net incr.(decr.) in
 long term indebtedness     5,167    (1,073)        870
 Issuance of common
  shares                      408        60          80
  Cash dividends paid      (2,551)   (2,540)     (2,536)
                            3,024    (3,553)     (1,586)

Net (decr.) incr.
 in cash and
temporary cash invest.		  (2,667)     2,371      (8,321)

Cash and temp. cash
 investments, beg.
  of yr.                   2,811        440       8,761
 Cash and temporary cash
 investments, end of yr.     144      2,811         440

Cash paid for:
 Interest (net of
  capitalized amounts        425        207         315
  Inc. taxes (net of
   refunds				             3,506      2,931       2,742


The accompanying notes to consolidated
financial statements are an integral part of these statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Atrion Corporation is a diversified holding company which provides pipeline and energy services to the lower Tennessee Valley area and provides products for the medical and health care industry. Atrion Corporation was incorporated in 1996 and is successor to the former ATRION Corporation as a result of a merger to change the state of incorporation of ATRION Corporation from Alabama to Delaware. The predecessor corporation was formerly known as "AlaTenn Resources, Inc.
The Company is primarily engaged in two lines of business: (1) pipeline and energy services - natural gas transmission and marketing and (2) medical products - designing, developing, manufacturing, and marketing innovative products for the medical and health care industry.

Stock Split

On November 7, 1996, the Board of Directors authorized a three-for-two stock split to be effected in the form of a stock dividend of one share for every two shares of common stock outstanding. The stock dividend was paid on December 2, 1996 to stockholders of record on November 20, 1996. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the three-for-two stock split.

Principles of Consolidation

The consolidated financial statements include the accounts of Atrion Corporation and its subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

Property, Plant and Equipment

Property, plant and equipment are stated at original cost.
The cost of additions to property, plant and equipment includes direct labor and material, allocable overheads and, in the case of natural gas pipeline plant, an allowance for the estimated cost of funds used during construction (AFUDC). Such provisions for AFUDC are not reflected separately in the accompanying consolidated statements of income as the amounts are not material. Maintenance and repairs, including the cost of renewals of minor items of property, are charged principally to expense as incurred. Replacements of property (exclusive of minor items or property) are charged to the appropriate property accounts. Upon retirement of a natural gas pipeline plant asset, its cost is charged to accumulated depreciation together with the cost of removal, less salvage value. The following table represents a summary of property, plant and equipment as of December 31, 1996 and 1995 (in thousands):




                                    1996          1995
Pipelines and related
 facilities                        $29,845        $28,744
Manufacturing facilities
 and equip.                          7,690          2,205
Land                                   490            460
Buildings                            4,319          4,038

Total                              $42,344        $35,447


Depreciation and Amortization

Depreciation on pipeline plant is calculated using the composite rate method, which approximated an average depreciation rate of 2.0% in 1996, 2.1% in 1995 and 2.0% in 1994. Depreciation on facilities and equipment is calculated on a straight-line basis over the useful lives of the assets which range from 3 to 10 years. Goodwill is being amortized at a rate of 4% per year, and patents are being amortized over the remaining lives of the individual patents.

Operating Revenue

The Company recognizes revenues from natural gas sales and transportation service in the period the service is provided. Provision is made for possible refund of revenues collected which are subject to future rate decisions. Revenues from the sale of medical products are recognized on an accrual basis at the time of sale.

Income Taxes

The Company's deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (Note 5). Investment tax credits are deferred and amortized to income over the lives of the related assets (Note 5).

Inventory

Inventories are stated at lower of cost or market. Cost is determined by using the first-in, first-out method.
Inventories at December 31 consisted of the following (in thousands):

                      				1996	   	1995
Raw Materials		           $2,617	  $362
Work-in-Process		            177	   109
Finished Goods		             918	   246
Natural gas			               304	     0
                      				$4,016	  $717




Research and Development Costs

Research and development costs of $1.1 million, $1.0 million and $0.5 million in 1996, 1995 and 1994, respectively, were expensed as incurred.

Goodwill and Patents

Goodwill represents the excess of cost over the fair market value of tangible and identifiable intangible net assets. Values assigned to patents were agreed to at the time of acquisition between selling and acquiring parties. The Company reviews its intangible assets for impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed.

Temporary Cash Investments

Temporary cash investments are highly liquid securities with original maturities of 90 days or less. For purposes of the consolidated statements of cash flows, temporary cash investments are considered cash equivalents.

Financial Presentation

Certain prior year amounts have been reclassified to conform with current year presentation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  Acquisitions, Dispositions and Mergers of Assets and
Subsidiaries

Acquisition of Halkey-Roberts Corporation

On May 21, 1996, the Company acquired Halkey-Roberts Corporation (Halkey-Roberts), a company that designs, develops, manufactures and sells proprietary medical device components and related components, all of which are used to control the flow of fluids and gases, from Fenway Partners, Inc., a New York-based private investment firm. The Company purchased all of the outstanding stock of Halkey-Roberts for $11.65 million in cash, including post closing adjustments. Halkey-Roberts is based in St. Petersburg, Florida. To purchase Halkey-Roberts, the Company used available cash and borrowings on a revolving loan agreement with a regional bank. As of year end, the Company's remaining indebtedness associated with this acquisition was $5.0 million. The acquisition was recorded using the purchase method of accounting.
Accordingly, the purchase price was allocated to the assets and liabilities acquired based on their estimated fair value at the date of acquisition, The excess of the consideration paid over the estimated fair value of the assets acquired of $3.7 million was recorded as goodwill and is being amortized over 25 years. Only results from operations subsequent to the acquisition date are reflected in the accompanying consolidated financial statements.

On May 21, 1996, Halkey-Roberts leased the land, building and building improvements in St. Petersburg, Florida which serve as Halkey-Roberts' headquarters and manufacturing facility from HRC Properties, Inc., an affiliate of Fenway, under a ten-year lease. The lease provides for monthly payments including certain lease payment escalators and provides for certain termination, sublease and assignment rights. The Company has guaranteed Halkey-Roberts' payment and performance obligations under the lease. The lease is being accounted for as an operating lease and the annual rental expense is $332,000.

The following table presents unaudited consolidated selected financial data on a pro forma basis assuming the purchase of Halkey-Roberts had occurred as of January 1, 1996 and 1995. The unaudited consolidated pro forma data reflect certain assumptions which are based on estimates. The unaudited consolidated pro forma combined results presented have been prepared for comparative purposes only and are not necessarily indicative of actual results that would have been achieved had the acquisition occurred at the beginning of the periods presented or of future results.


                         				Twelve Months Ended
			   	                          December 31,
				                           1996       	1995
				                             (Unaudited)
				                            (In thousands)

Operating Revenues	           $142,040	    $94,966
Net Income			                    6,718	      5,745
Net Income Per Share	             2.10	       1.80


Acquisition of Ryder International

On April 19, 1994, the Company, through a wholly-owned subsidiary, purchased the business of Ryder International Corporation by acquiring certain of its operating assets and assuming substantially all of its liabilities. The company paid to Ryder International Corporation $11.1 million in cash, issued a promissory note in the principal amount of $1.0 million and assumed liabilities totaling $2.2 million. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values at the date of acquisition. The excess of the consideration paid over the estimated fair value of the identifiable assets acquired of $2.4 million was recorded as goodwill and is being amortized over 25 years. Only results from operations subsequent to the acquisition date are reflected in the accompanying consolidated financial statements. Following the closing, the name of the Company's subsidiary was changed to Ryder International Corporation.

On October 27, 1995, the Company, through a new subsidiary, Atrion Medical Products, Inc., purchased exclusive worldwide marketing and manufacturing rights to a patented product for treating excessive tearing of the eye. The Company acquired licensing rights to the product under a licensing agreement with the product's inventor. The company paid $425,000 and assumed certain liabilities in connection with the acquisition of the product and licensing rights. The line of products, call LacriCATH , provides a minimally invasive procedure for clearing obstructions in the nasolacrimal duct.

Disposition of Assets

During 1996, the Company sold the assets of one of its natural gas distribution companies, Hardin County Gas Company.
A pre-tax gain of approximately $153,000 was recognized and is included in other income. Prior to the end of 1996, the Company dissolved Hardin County Gas Company as well as another inactive subsidiary, North Mississippi Natural Gas Corporation.

Merger of Assets

During 1996, the Company merged two medical products subsidiaries, Atrion Medical Products, Inc. and Ryder
International Corporation, and changed the name of the surviving corporation to Atrion Medical Products, Inc. In
1996, AlaTenn Pipeline Company, Inc. and Vulcan Oil and Gas
Company, were merged with AlaTenn Pipeline Company, Inc.
continuing as the surviving corporation.

3.  Regulatory and Rate Matters

The Company's interstate natural gas pipeline subsidiary, Alabama-Tennessee Natural Gas Company (Alabama-Tennessee), is regulated by the Federal Energy Regulatory Commission (FERC). The FERC establishes the maximum and minimum transportation rates that Alabama-Tennessee is permitted to charge its customers. The Company's intrastate natural gas pipeline subsidiary, Tennessee River Intrastate Gas Company, Inc. (TRIGAS), is regulated by the Alabama Public Service Commission (APSC). The rates to TRIGAS transportation customers are determined by negotiated contracts which were approved by the APSC.

On April 1, 1993, Alabama-Tennessee increased its jurisdictional rates from rates that had been in effect since April 1990. This rate increase was agreed to in an uncontested settlement with Alabama-Tennessee's customers which the FERC approved on December 30, 1993. That agreement was amended in September 1996 to eliminate the requirement that Alabama-Tennessee file a new rate case in September 1996. As part of that agreement, Alabama-Tennessee reduced its rates by 6% effective September 1, 1996.

During the 1980s and early 1990s, many interstate natural gas pipelines incurred significant take-or-pay liabilities owed to natural gas producers. Alabama-Tennessee and the other subsidiaries of the Company did not incur any direct take-or-pay obligations to natural gas suppliers or producers. However, through various orders issued during the period from 1988 to 1992, the FERC allowed Tennessee Gas Pipeline Company
(TGP) to pass on to its customers, including
Alabama-Tennessee, certain buyout and buydown costs.
The portion of this take-or-pay obligation, which Alabama-Tennessee owed to TGP under various
FERC-approved orders, including interest, totaled $23 million, all of which was paid by Alabama-Tennessee during the period from 1988 through 1995.

In 1991, Alabama-Tennessee reached a settlement with its customers which provided for the recovery of a portion of the take-or-pay costs billed to it by TGP over a five-year period. During 1996, Alabama-Tennessee received the final $1.9 million of take-or-pay accounts receivable from its customers. Alabama-Tennessee also made a final adjustment to its estimate for non-recoverable take-or-pay expense recorded in 1989, which resulted in pre-tax income of $473,000.

4.  Long-Term Debt and Other Borrowings

Long-term debt as of December 31 consisted of the following
(in thousands):


                               1996      1995
Revolving credit agreement	   $5,388    $   0
Industrial revenue bonds         628      812
Notes payable                  1,000    1,000
                               7,016    1,812
Less amounts due in
 one year                    	   703      203
                              $6,313   $1,609


The Company has a $20 million revolving credit agreement with a regional bank. Under this agreement there is a $10 million unsecured revolving facility and a $10 million revolving facility which must be secured at the time it is used. The revolving credit agreement bears interest at 90-day LIBOR plus one percent. At December 31, 1996 and 1995, 90-day LIBOR was 5.5625% and 5.2650%, respectively. The term of the agreement has been extended through April 20, 1997 and the Company has
the right to extend the term through April 19, 1998.   At any
time during the term of the agreement, the Company may convert any or all outstanding amounts, under either facility, to a
secured term loan with a minimum maturity of two years.   The
Company's ability to borrow funds under the secured and unsecured credit facilities is contingent on meeting certain covenants in the loan agreement. At December 31, 1996, the Company was in compliance with all covenants. At December 31, 1996, the Company had $5.4 million in borrowings under the revolving loan commitment of which $5.0 million relates to the secured revolving facility and is secured by the assets of Atrion Medical Products and Halkey-Roberts.

The industrial revenue bonds are due and payable in semi-annual installments of $101,500. Such bonds bear interest at 70% of the prime rate with a minimum rate of 6%, and are secured by Atrion Medical Products' land, buildings and equipment, and by a Company guaranty.
In April 1994, Atrion Medical Products executed a promissory note, guaranteed by the
Company, for $1.0 million to the former owner of the business. The note is due in four quarterly installments, beginning July 1, 1997. Interest is paid quarterly at 6% on the unpaid balance.

The aggregate maturities of long-term debt for the next five years and thereafter, are as follows:



1997      1998      1999      2000      Total
              (In thousands)

$703      $703      $203      $5,407    $7,016

On December 31, 1996, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt on the consolidating balance sheet. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial instruments," and was estimated by discounting the future cash flows using rates currently available to the Company for debt instruments with similar terms and remaining maturities.

5.  Income Taxes

The items comprising income tax expense are as follows:

			              1996	  1995  		1994
			               	 (In thousands)
Current
- Federal		      $2,604 $2,729 $2,563
- State 	           246	   260    260
			               2,850	 2,989	 2,823

Deferred
- Federal		        775	     27	  (207)
- State		           64	     28     (7)
			                839	     55	  (214)

Investment
 tax credits	      (12)	   (13)	   (14)

Total income
 tax expense	    3,677	  3,031 	 2,595




Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:



               					         1996	 	 1995
				 	                      (In thousands)
Deferred tax assets :
Deferred investment tax
 credits				                     82     88
Provisions for refunds		        130	   120
Benefit plans			                476	   406
Other, net				                  426	   414
Total deferred tax
 assets				                   1,114  1,028

Deferred tax
liabilities:
Depreciation and basis
 differences			               2,862	 2,069
Pensions				                    142	   138
Other, net				                  419	   380
Total deferred tax
liabilities			                3,423 	2,587


Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:



                     					1996		1995		1994
					                      	(In thousands)
Income tax expense
 at statutory
 Federal income tax rate	  3,452	2,846	2,477
Increase (decrease)
resulting from:
 State income taxes		       205	   190	  166
 Tax exempt interest		        0	     0	  (46)
 Other, net 	  		            20	    (5)   (2)
Total income tax expense	 3,677	 3,031	 2,595



6.  Common Stock

The Company utilized 36,075 and 6,900 treasury shares in 1996 and 1995, respectively, to make distributions under its Restricted Shares Compensation Plan for Non-Employee Directors and its 1994 Stock Incentive Plan (see Note 10). On May 4, 1995, the Board of Directors of the Company authorized a program under which the Company may repurchase up to 100,000 shares of its common stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. The Company repurchased 1500 shares of common stock in 1995 and no shares of common stock in 1996 under the stock repurchase program. On November 7, 1996, the Board of Directors of the Company approved a three-for-two stock split to be effected in the form of a stock dividend of one share for every two shares of common stock outstanding. Cash was paid in lieu of fractional shares. The split increased the number of shares of common stock issued to
3.4 million. At December 31, 1996 there were 205,299 shares of common stock being held in treasury and the cost of the shares is shown as a reduction in stockholders' equity in the Consolidated Balance Sheets. Per share information has been restated to reflect the split for all periods presented.

The Company has adopted a Common Share Purchase Rights Plan which is intended to protect the interests of stockholders in the event of a hostile attempt to take over the Company. The Rights, which are not presently exercisable and do not have any voting powers, represent the right of the Company's stockholders to purchase at a substantial discount, upon the occurrence of certain events, shares of common stock of the Company or of an acquiring company involved in a business combination with the Company.

7.  Retained Earnings

The following is a recap of changes in consolidated retained earnings for the years ended December 31, 1996, 1995 and 1994:


                    					 1996		  1995	  	1994
						                      (In thousands)
Balance, beginning of
 year					                 25,525	 22,725	 20,571
Net income for the year		   6,477	  5,340   4,690
Cash dividends, $0.80 per
 share				                 (2,551) (2,540) (2,536)
Balance, end of year		     29,451	 25,525	 22,725


8.  Revenues From Major Customers

In 1996,  approximately $31.9 million (23.5%), $18.8 million
(13.8%) and $16.4 million (12.1%) of the Company's operating revenues were attributable to three natural gas customers.


In 1995, approximately $20.0 million (24.8%) and $10.0 million
(12.4%) of the Company's operating revenues were attributable to two natural gas customers.

In 1994, approximately $23.0 million (32.4%) and $8.8 million
(12.4%) of the Company's operating revenues were attributable to two natural gas customers.

9.  Employee Retirement and Benefit Plans

A noncontributory retirement plan is maintained for certain employees of the Company. The plan provides benefits based on years of service and other factors. The Company's funding policy is to make the annual contributions required by applicable regulations and recommended by its actuary.

Net pension income for 1996, 1995 and 1994 included the following components:

                     				1996		1995		1994
				                       	(In thousands)
Service cost		           $151		$112		$139
Interest cost		           305		 287		 277
Actual (return) loss
 on assets		            	(633)	(919)   66
Net amortization and
 deferral			              168		 509		(492)
Net periodic pension
 income			                 (9)	 (11)  (10)




The following schedule sets forth the plan's funded status as of December 31, 1996 and 1995 and the amounts recognized in the Company's Consolidated Balance Sheets during those years:


                       						  1996    1995
						                        (In thousands)
Actuarial present value of
benefit obligation
 Vested					                    3,485 	 3,353
 Nonvested				 	                   55	     17

Accumulated benefit obligation	 3,540	  3,370

Projected benefit obligation	 	(4,314) (4,123)
Plan assets at fair value		     5,583	  5,263
Plan assets in excess of
 projected benefit obligation		 1,269 	 1,140
Unrecognized net gain			         (335)   (156)
Unrecognized net assets at
 date of initial adoption		      (498)	  (558)
Prepaid pension asset			          436 	   426



The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation shown above was 7.25% in both 1996 and 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation shown above was 6% in both 1996 and 1995. The expected long-term rate of return on assets was 8% in both years. At December 31, 1996, plan assets were invested approximately 40% in fixed income securities, 6% in cash and cash equivalents and 54% in equity securities.

Effective July 1, 1992, the Company adopted a nonqualified Supplemental Executive Retirement Plan (SERP) which provides additional pension benefits to certain executive officers of the Company. Expense recognized in connection with the SERP in 1996, 1995 and 1994 was $78,000, $69,000 and $50,000,
respectively.

The Company also sponsors defined contribution plans for its employees of certain of its subsidiaries. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plans. The Company's contribution under these plans was $375,000 in 1996, $245,000 in 1995 and $166,000 in 1994.

The Company also provides certain contributory postretirement health care and life insurance benefits to full-time employees of Alabama-Tennessee. The Company's commitment towards the cost of these postretirement health care benefits in the year 2000 and later is capped based on the levels provided in 1999. Alabama-Tennessee has established a VEBA trust to fund these expenses. The expected long-term rate of return on plan assets was 8.0% as of December 31, 1996, 1995 and 1994. The investment income of the trust is subject to federal income tax.

The following schedule presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet as of December 31, 1996 and 1995:


                           					1996		1995
				 	                        (In thousands)
Accumulated postretirement
 benefit obligation:
  Retirees				                  (263) (365)
  Fully eligible active plan
   participants			               (47) (140)
  Other active plan
   participants			              (111)	(175)
TOTAL					                      (421) (680)
Plan Assets				                  294	  202

Accumulated post retirement
 benefit obligation in
 excess of plan assets		        (127) (478)
Unrecognized net(gain)loss	     (289)	  25
Unrecognized transition
 obligation				                  442	  470

Accrued postretirement
 benefit cost			                  26	   17


As of December 31, 1996 and 1995, net periodic postretirement benefit cost included the following components:



                      					1996	1995	1994
	                          (In Thousands)

Service Cost			             18 	 13 	 15
Interest cost			            49	  49	  44
Actual (return) loss
  on plan assets          	(24) (27)   3
Amortization of
 transition obligation
 over 20 years	             28 	 28 	 28
Net amortization and
 deferral	                   9 	 19   (9)
Net periodic
 postretirement benefit
 cost		                   	 80 	 82	  81


The assumed rate of increase in the per capita cost of covered health care benefits for pre-age 65 plan participants is 8.5% for 1997 and is assumed to decrease gradually to 5.0% by 2004 and then remain level. For post-age 64 participants, the rate is 8.5% for 1997 and is assumed to decrease gradually to 5.0% by 2004 and then remain level. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $300 but would not impact the aggregate of the service and interest cost components of net periodic postretirement benefit cost.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1996 and 1995 and 8.5% at December 31, 1994.

10.  Stock Option Plan

During 1994, the stockholders of the Company approved the adoption of the Company's 1994 Key Employee Stock Incentive Plan (the 1994 Stock Incentive Plan). The 1994 Stock Incentive Plan provides for the grant to key employees of incentive and nonqualified options and restricted shares up to 157,500 shares of common stock. The purchase price of the shares under option must be at least equal to the fair market value of such shares on the date of grant. The options granted become exercisable no earlier than six months and one day after date of grant and expire ten years after date of grant. The purchase price, if any, to be paid for restricted shares is fixed by the Compensation Committee of the Board of
Directors of the Company.   During 1990, the stockholders of
the Company approved the adoption of the Company's 1990 Stock Option Plan, which provided for the grant to key employees of incentive and nonqualified options to purchase shares of common stock of the Company.

Option transactions, adjusted for the three-for-two stock split, for the years 1996, 1995 and 1994 are as follows:


               					     Shares	   Price Per
							                            Share
Options outstanding at
 December 31, 1993		      111,000	 $6.75-16.08
Granted in 1994			         56,025	 $11.67-14.50
Exercised in 1994			            0	 $9.92-13.33

Options outstanding at
 December 31, 1994		      167,025	 $6.75-16.08
Granted in 1995			         66,150  $12.00
Expired in 1995			         (2,250)	$15.17
Exercised in 1995			       (2,700)	$6.75-11.67

Options outstanding at
 December 31, 1995		      228,225 	$6.75-16.08
Granted in 1996			         32,550 	$13.83-17.00
Expired in 1996		            (900)	$11.67
Exercised in 1996			      (31,875)	$6.75-17.00

Options outstanding at
December 31, 1996			      228,000 	$6.75-17.00




As of December 31, 1996, 101,400 of the above-listed shares are exercisable and there remained 5,550 shares for which options may be granted in the future under the 1994 Stock
Incentive Plan.

11.  Segment Information

The Company classifies its continuing operations into two industry segments, which are described in Management's
Discussion and Analysis of Financial Condition and Results of
Operations. Summarized financial information for these segments is as follows:

          						SEGMENT

       	Pipeline
			     & Energy	   Medical
			     Services   	Products 	Consolid.
Revenue
-1996		  114,608	   21,369	    135,977
-1995			  69,354	   11,025	     80,379
-1994			  63,445	    6,876	     70,321

Operating Income
-1996			   6,988     2,363       9,351
-1995			   5,762	    2,049	      7,811
-1994		    5,899     1,234	      7,133

Depr. and Amort.
-1996			     637	      796	      1,433
-1995			     588	      603   	   1,191
-1994			     567	      409	        976

Identif. Assets
-1996			  34,447 	  28,804	     63,251
-1995			  32,994	   15,512   	  48,506
-1994		   28,216    15,521	     43,737




12.  Quarterly Financial Data (Unaudited)

Quarterly financial data for 1996 and 1995 are as follows:



Qtr.		    Oper.		 Oper.		 Net		    Earnings
Ended  		Revenue	 Income	 Income	  Per Share
     (In thousands, except per share amounts)

3/31/96	 $41,322	$3,023	$2,099   $0.66
6/30/96	  29,589	 2,155	 1,447	   0.46
9/30/96	  29,058	 2,349	 1,759	   0.55
12/31/96	 36,008	 1,824	 1,172	   0.36

3/31/95	  22,474	 2,301  1,531    0.48
6/30/95	  16,349	 1,831	 1,261	   0.40
9/30/95	  18,134	 1,862	 1,254	   0.39
12/31/95	 23,422	 1,817	 1,294	   0.41


13.  Subsequent Event (Unaudited)

On March 19, 1997, the Company entered into a definitive agreement to sell 100% of the common stock of Alabama Tennessee Natural Gas Company, Inc., AlaTenn Energy Marketing Company, Inc., and Tennessee River Interstate Gas Company, Inc. to Midcoast Energy Resources, Inc. These subsidiaries conduct substantially all of the Company's natural gas operations. In connection with this sale, the Company will receive approximately $39.4 million in cash, subject to certain post-closing adjustments. It is anticipated that the cash proceeds from this transaction will be used to reduce long-term debt and fund future acquisitions. A net gain on the sale of these subsidiaries, estimated at approximately $17 million, will be recognized upon completion of the sale. This sale is subject to certain conditions, including the receipt of stockholder approval. Accordingly, the consolidated financial statements of the Company and the related Notes to Consolidated Financial Statements have not been adjusted and restated to reflect the natural gas operations as a discontinued operation. Summarized unaudited pro forma results of operations of continuing and discontinued operations are as follows (in thousands except per share amounts):



        				  	         For the year ended Dec.31,
					                      1996  	1995	  	1994
Income from continuing
 operations before
 income taxes			           1,629		1,191		(222)
Income tax expense
 (benefit)                   586		  426		 (80)
Income from continuing
 operations				            1,044		  765		(142)
Earnings (loss)
 per share
 of common stock from
 cont.operations		        	  .33		  .24		(.04)
Income from discontinued
 operations, net of
 applicable
 income tax expense of
 $3,092,  $2,605 and
 $2,675 in 1996,
 1995 and 1994,
 respectively	             5,433  4,575  4,832
Earnings per share of
 common stock from
 discontinued
 operations	            			 1.70		 1.44		 1.52
Net income				             6,477		5,340		4,690
Net income per share
of common stock			          2.03		 1.68		 1.48


The pro forma net assets of the natural gas operations are summarized as follows (in thousands):



                     	 	     As of December 31,
					                          1996     1995
Current assets			             16,123 	 12,999
Plant and equip.,net		        12,715 	 13,060
Other assets			                1,460	   1,477
Current liab.		             	(15,091)	(10,733)
Other liab.				               (2,683)	 (2,986)
Net assets of
 discontinued oper.		         12,524   13,817


The pro forma amounts reflect management's estimate of the summarized results of operations of the Company and the summarized net assets of its natural gas operations assuming the transaction described above was completed on December 31, 1996 and the financial statements were adjusted and restated in accordance with Accounting Principles Board Opinion No. 30 "Reporting the results of operations--reporting the effects of disposal of a segment of business, and extraordinary, unusual and infrequent occurring events and transactions". The amounts above reflect a reallocation of certain corporate overheads to continuing operations which were previously allocated to the discontinued operations. The amounts above do not reflect allocation of any interest expense from the Company to the discontinued operations.



                       EXHIBIT INDEX

Exhibit      Description

4c		Loan Modification Agreement
		  and Amendment to Loan
		  Documents dated as of
		  January 20, 1997 (5)

21  Subsidiaries of Atrion
    Corporation as of December 31, 1996

23  Consent of Arthur Andersen & Co.

24  Powers of Attorney
    authorizing Jerry A. Howard
    and Jeffery Strickland to
    sign the Atrion Corporation
    Annual Report on Form 10-K
    for fiscal year ended
    December 31, 1996 on behalf
    of certain directors of the
    Company

27  Financial Data Schedules
    (filed electronically only)