Form 10-Q
period 1997-03-31
ATRION CORP
filed 1997-05-13
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended March 31, 1997
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

                                           Outstanding at
       Class                               March 31, 1997
Common Stock, Par Value $0.10 per share   3,214,954 Shares




PART I - FINANCIAL INFORMATION

     ATRION CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED)


      (In thousands except per share data)

                                                 Three Months Ended
                                                     March 31,
                                                  1997        1996
OPERATING REVENUES:
  Industrial sales                           $    22,007 $    25,496
  Resale sales                                     6,244       6,746
  Transportation                                   2,284       3,500
  Off-system sales and other                       1,863       2,506
  Medical products                                 7,620       3,074
TOTAL OPERATING REVENUES                          40,018      41,322
COST OF GOODS SOLD                                33,942      35,405
GROSS MARGIN                                       6,076       5,917

OTHER OPERATING EXPENSES:
  Operations                                       2,882       2,547
  Maintenance                                         53          33
  Depreciation and amortization                      468         314
                                                   3,403       2,894

OPERATING INCOME                                   2,673       3,023

OTHER INCOME (EXPENSE):
  Interest and investment income                      20         100
  Other income                                        29         190
  Interest expense                                  (142)        (26)
                                                     (93)        264


INCOME BEFORE TAXES                                2,580       3,287
INCOME TAXES                                         948       1,188

NET INCOME                                   $     1,632 $     2,099


EARNINGS PER SHARE                           $      0.51 $      0.66

DIVIDENDS PER SHARE                          $      0.20 $      0.20

AVERAGE SHARES OUTSTANDING                     3,215,385   3,179,888


The accompanying notes to consolidated financial statements are an integral part of these statements.


     ATRION CORPORATION AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED)

                     ASSETS

                                               March 31,  December 31,
                                                 1997         1996
                                                   (In thousands)
CURRENT ASSETS:
  Cash and temporary cash investments        $       174 $       144
  Accounts receivable                             12,408      19,154
  Materials and supplies                             519         516
  Inventories                                      3,980       4,016
  Prepaid expenses and other                         750         493
                                                  17,831      24,323

PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                   42,682      42,344
  Less - accumulated depr. and amort.             17,394      16,935
                                                  25,288      25,409

DEFERRED CHARGES:
  Patents                                          4,956       5,066
  Goodwill                                         6,132       6,198
  Other                                            4,062       2,255
                                                  15,150      13,519

                                             $    58,269 $    63,251

                                                    (Continued)



The accompanying notes to consolidated financial statements are an integral part of these statements.



     ATRION CORPORATION AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED)

       LIABILITIES AND STOCKHOLDERS' EQUITY



                                               March 31,  December 31
                                                 1997        1996
                                                  (In thousands)

CURRENT LIABILITIES:
  Current maturities of long-term debt       $       953 $       703
  Accounts payable and accrued liabilities         9,919      17,690
  Accrued income and other taxes                   1,034         389
                                                  11,906      18,782

LONG-TERM DEBT, LESS CURRENT MATURITIES            7,066       6,313

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes                2,448       2,309
  Unamortized investment tax credits                 223         226
  Other                                            1,218       1,203
                                                   3,889       3,738

STOCKHOLDERS' EQUITY
  Common shares, par value $0.10 per share;
   authorized 10,000,000 shares,
   issued 3,420,000 share                            342         342
  Paid-in capital                                  6,203       6,204
  Retained earnings                               30,440      29,451
  Treasury shares, at cost                        (1,577)     (1,579)
    Total stockholders' equity                    35,408      34,418


                                             $    58,269 $    63,251


The accompanying notes to consolidated financial statements are an integral part of these statements.



     ATRION CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (UNAUDITED)


                                                   Three Months Ended
                                                       March 31,
                                                   1997        1996
                                                    (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $     1,632 $     2,099
  Adjustments to reconcile net income
   to net cash
   provided by operating activities:
     Depreciation and amortization                 1,358         520
     Deferred income taxes                           139          73
     Take-or-pay recoveries (net of
      expenditures)                                    0         895
     Other                                        (2,517)       (268)
                                                     612       3,319
     Change in current assets and liabilities:
      (Increase) decrease in accts. receivable     6,746      (2,729)
      (Increase)  in other current assets           (225)       (139)
      Increase (decrease) in accounts payable     (7,820)      3,117
      Increase  in other current liabilities         694         869
                                                       7       4,437

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions           (338)     (1,055)
                                                    (338)     (1,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in long-term
   indebtedness                                    1,003        (102)
  Cash dividends paid                               (643)       (636)
  Issuance of common stock                            10           0
  Repurchase of common stock                          (9)          0
                                                     361        (738)

Net increase in cash and temporary cash
 investments                                          30       2,644
Cash and temporary cash investments, beginning
 of period                                           144       2,811
Cash and temporary cash investments, end of
 period                                      $       174 $     5,455

Cash paid for:
Interest (net of capitalized amounts)        $        93 $        28
Income taxes (net of refunds)                         78         369


The accompanying notes to consolidated financial statements are an integral part of these statements.



                   ATRION CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)


1.  Basis of Presentation
In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation (the Company). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 1996 Annual Report on Form 10-K.

Because of the seasonal nature of certain of the Company's operations, among other factors, the results of operations for the periods presented are not necessarily indicative of the results which will be achieved for an entire year.

2.  Change of Domicile
Atrion Corporation was incorporated in 1996 and is successor to the former ATRION Corporation as a result of a merger to change the state of incorporation of ATRION Corporation from Alabama to Delaware.
The predecessor corporation was formerly known as "AlaTenn
Resources, Inc."

3.  Proposed Sale of Natural Gas Subsidiaries
On March 19, 1997, the Company entered into a definitive agreement to sell 100% of the common stock of Alabama-Tennessee Natural Gas
Company, Inc. (Alabama-Tennessee), AlaTenn Energy Marketing
Company, Inc. (ATEMCO) and Tennessee River Intrastate Gas
Company, Inc. (TRIGAS) to Midcoast Energy Resources, Inc. These subsidiaries conduct substantially all of the Company's natural gas operations. In connection with this sale, the Company will receive approximately $39.4 million in cash, subject to certain post-closing adjustments. It is anticipated that the cash proceeds from this transaction will be used to reduce long-term debt and fund future acquisitions. A net gain on the sale of these subsidiaries, estimated at approximately $17 million, will be recognized upon completion of the sale. This sale is subject to certain conditions, including the receipt of stockholder approval. Accordingly, the consolidated financial statements of the Company and the related notes to consolidated financial statements have not been adjusted and restated to reflect the natural gas operations as a discontinued operation.

4.  Purchase of Halkey-Roberts Corporation
On May 21, 1996, the Company purchased all the outstanding capital stock of HRC Acquisition Holding Corp., a Delaware corporation which, in turn, owned all of the outstanding capital stock of Halkey-Roberts Corporation, a Florida corporation (Halkey-Roberts), pursuant to the terms of a Stock Purchase Agreement, dated the same date, between the Company and Fenway Holdings, L.L.C. The Company paid
Fenway a total of $11,650,000 in cash under the Stock Purchase
Agreement.

The following table presents unaudited consolidated selected financial data on a pro forma basis assuming the purchase of Halkey-Roberts had occurred as of January 1, 1996. The unaudited consolidated pro forma data reflect certain assumptions which are based on estimates. The unaudited consolidated pro forma combined results presented have been prepared for comparative purposes only and are not necessarily indicative of actual results that would have been achieved had the acquisition occurred at the beginning of the periods presented, or of future results.


                                           Three Months Ended
                                                 March 31,
                                             1997       1996

Operating Revenues (000)                  $ 40,018   $ 45,198

Net Income (000)                          $  1,632   $  2,230

Net Income Per Share                      $   0.51   $   0.70


For further information regarding the acquisition of Halkey-Roberts, refer to the Company's 8-K Report, filed with the Securities and Exchange Commission on June 5, 1996, as amended on August 5,
1996.

5.  Stock Split
On November 7, 1996, the Board of Directors authorized a three-for-two stock split to be effected in the form of a stock dividend of one share for every two shares of common stock outstanding. The stock dividend was paid on December 2, 1996 to stockholders of record on November 20, 1996. All references in the consolidated financial statements referring to shares and per share amounts have been restated to reflect the three-for-two stock split for all periods presented.



                   ATRION CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results For The Three Months Ended March 31, 1996
The Company's consolidated net income for the quarter ended March
31, 1997 was $1,632,000 or $.51 per share, compared with $2,099,000 or $.66 per share, for the first quarter of 1996. The earnings per share computations are based on shares outstanding of 3,215,385 in 1997 and 3,179,888 in 1996 (after adjustment to reflect the three-for-two stock split effected in December 1996).

Consolidated revenues of $40.0 million for the first quarter of 1997 were $1.3 million or 3% lower than revenues of $41.3 million for the first quarter of 1996. The decrease in total revenues in the first quarter of 1997, compared to the same period in the prior year, was the result of a decline of $5.9 million in revenues in the Company's pipeline and energy services segment between years, partially offset by an increase of $4.6 in the medical products segment. This increase between periods in the medical products segment resulted primarily from the inclusion of the operations of Halkey-Roberts Corporation (Halkey-Roberts) which was acquired by the Company on May 21, 1996. The decline in revenues in the pipeline and energy services segment resulted primarily from significant volume decreases related to warmer weather. The Company has entered into an agreement to sell the stock of its natural gas pipeline and marketing subsidiaries, Alabama-Tennessee, TRIGAS and ATEMCO, which contributed approximately
$32.1 million in revenues for the quarter ended March 31, 1997.

Gross margin of $6.1 million in the first quarter of 1997 was $.2 million or 3% higher than that in the comparable period in 1996. Margins in the pipeline and energy services segment decreased by $.9 million as a result of decreased revenues as described above. Also, 1996 margins reflected increased transportation revenues due to a major industrial customer increasing its natural gas usage because of equipment failures which reduced its ability to use alternate fuels. Alabama-Tennessee, TRIGAS and ATEMCO contributed gross margin of approximately $3.2 million for the quarter ended March 31, 1997.
The decline in energy margins for the current-year period was more than offset by a $1.1 increase in gross margin in the Company's medical products segment, primarily due to the inclusion of the operations of Halkey-Roberts in the current year period.

The cost of goods sold of $33.9 million for the first quarter of 1997 was $1.5 million or 4% lower than the same period in 1996. This decrease was consistent with the changes in revenues discussed above.

The Company's operations and maintenance expenses of $2.9 million for the first quarter of 1997 were $.4 million higher than in the first quarter of 1996. This increase was primarily attributable to the inclusion in 1997 of operating costs related to Halkey-Roberts, acquired by the Company in May 1996, offset by slightly lower operating costs in the pipeline and energy services segment. Depreciation and amortization expense of $.5 million for the first quarter of 1997 was $.2 million higher than the previous year due to the inclusion of Halkey-Roberts.

Operating income in the first quarter of 1997 totaled $2.7 million compared with $3.0 million in 1996. The pipeline and energy services segment contributed $2.0 million, including $1.8 million from its natural gas pipeline and marketing subsidiaries, to operating income in the first quarter of 1997 compared to $2.7 million in the first quarter of 1996, while $.7 million was provided by the medical products segment compared with $.3 million in the first quarter of the previous year. These changes in operating income were consistent with the changes in revenue and operations and maintenance expenses discussed above.

Interest income of $20,000 in the first quarter of 1997 decreased $80,000 compared to the first quarter of 1996. The decrease was attributable to a reduction in investment income due to the use of cash reserves in the acquisition of Halkey-Roberts. Other income declined by $161,000 in the first quarter of 1997 compared to 1996 due primarily to a gain of approximately $150,000 from the sale of substantially all of the assets of a small natural gas distribution subsidiary recorded in the first quarter of 1996.

Interest expense of $142,000 in the first quarter of 1997 was $116,000 higher than in the comparable prior-year period due to higher borrowings under the Company's revolving loan agreement to finance the acquisition of Halkey-Roberts.

Income taxes in the first quarter of 1996 were $240,000 less than in the comparable period in the prior year due to the decrease in income in the current period.

Liquidity and Capital Resources
At March 31, 1997, the Company had borrowings of $6.5 million under its $20.0 million revolving loan facility with a regional bank and had other long-term debt, including current maturities, of $1.5 million. The Company's total debt as a percent of total capitalization at March 31, 1997 was 18%. At March 31, 1997, the Company had cash and temporary cash investments of $.2 million compared with $.1 million at December 31, 1996.

The Company believes that, whether or not the sale of its natural gas pipeline and marketing subsidiaries referred to above occurs, existing cash and temporary cash investments, cash flows from operations, borrowings available under the Company's revolving loan agreement and other equity or debt financing, which the Company believes would be available, will be sufficient to fund operations, potential projects and budgeted capital expenditures over the next two years.

In the event that the sale of the stock of Alabama-Tennessee, ATEMCO and TRIGAS is consummated, it is the Company's intent to use the proceeds from the sale to pay off existing debt under its revolving loan agreement and to reinvest the remaining proceeds in the medical products industry. Pending an acquisition or business combination, the proceeds from such sale will be invested as management of the Company deems prudent, which may include, but will not be limited to, certificates of deposit, money-market accounts, bonds, United States Government or municipal securities or other short-term instruments.

In March, 1997, the Company's Board of Directors determined that the quarterly dividend commencing with the dividend payable on September 1, 1997, will be paid at the rate of $.10 per share rather than at the current rate of $.20 per share.

Regulatory Matters
As has been previously reported, two of the Company's interstate pipeline municipal customers, the cities of Decatur and Huntsville, Alabama, which account for 47% of Alabama-Tennessee's current total contracted demand, have entered into 20-year contracts with Southern
Natural Gas Company (Southern), for Southern to provide substantially all of the cities' firm natural gas transportation requirements. Service by Southern under the contracts is dependent upon Southern's construction of a new 110-mile pipeline from Tuscaloosa County, Alabama to northern Alabama. Southern has announced that it is planning for the new pipeline to be placed in service by late 1997. Approximately 93% of Decatur's contract volume with Alabama-Tennessee expires on November 1, 1997 and 86% of Huntsville's contract volume expires on April 1, 1998. The balance of Decatur's and Huntsville's contract volumes expire on November 1, 2000. Southern cannot construct the pipeline until it receives a final certificate of public convenience and necessity from the FERC and obtains various other required permits. The FERC has issued orders making preliminary determinations that issuance of a certificate of public convenience and necessity was in the public's interest and that the project would not cause undue environmental harm. Alabama-Tennessee has filed for rehearing of these orders at the FERC and otherwise continues to oppose at the FERC the construction of the pipeline. As part of that opposition, on April 15, 1997, Alabama-Tennessee filed an application
(the Alabama-Tennessee System Alternative) with the FERC to construct and operate two small compressor units to provide increased transportation services to Huntsville and Decatur, and to provide new transportation service to the Marshall County Gas District.

On April 24, 1997, the United States Department of the Interior issued comments indicating that the Alabama-Tennessee System Alternative was preferable to all other alternatives for the continued provision of service to Huntsville and Decatur and that all other alternative courses of action proposed by Southern failed to comply with the U. S. Fish and Wildlife Services's policy concerning new rights-of-way in the Wheeler National Wildlife Refuge. Because of adverse impacts to fish and wildlife resources, the Department of the Interior made a determination that the Alabama-Tennessee System Alternative should be selected. Management views these comments as a favorable development but is unable to determine what impact, if any, that their issuance will ultimately have on Southern's proposed construction of its pipeline.
Based on the regulatory delays to date, the Company believes that the pipeline will not be placed into service at the time originally planned by Southern.

In an effort to mitigate the anticipated loss of sales to Decatur and Huntsville, Alabama-Tennessee put 22,044 MMBtu of capacity related to expiring contracts for Decatur up for bid on May 1, 1997, and has received bids on all volumes. These bids are subject to withdrawal by the bidder at any time prior to the close of the bidding period. The Company will be permitted to put the 33,254 MMBtu of capacity relating to expiring contracts for Huntsville up for bid on May 21, 1997.

Several municipalities which are not currently customers of Alabama-Tennessee have expressed interest in contracting with Alabama-Tennessee for firm transportation service, and Alabama-Tennessee has had discussions with those municipalities and made proposals to them to provide such service. Although service to those municipalities probably would not begin until late 1998 or 1999, if Alabama-Tennessee could obtain contracts with those municipalities at the rates and for the volumes currently being discussed and could achieve certain operating cost reductions or increases in contract demand from other customers, the Company currently believes that the adverse impact of the loss of the cities of Decatur and Huntsville as firm transportation customers, as previously estimated by the Company, could be significantly reduced or eliminated over the longer term. The Company also believes that if Alabama-Tennessee does not lose the cities of Decatur and Huntsville as firm transportation customers, then Alabama-Tennessee would have to make a substantial capital investment to expand its pipeline systems in order to have the capacity to serve the municipalities referred to above along with the cities of Decatur and Huntsville. There is no assurance that Alabama-Tennessee will obtain contracts with the several municipalities referred to above for firm transportation service or, if contracts are entered into with those municipalities, that they will be at the rates or for the volumes currently being discussed.

Forward-Looking Statements
The statements in this Management's Discussion and Analysis that are forward looking are based upon current expectations and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved.
Such statements include, but are not limited to, the Company's expectations regarding liquidity and capital resources, reductions in outstanding debt, the impact of losses of customers or contracts and of actions taken or to be taken to mitigate those losses, and use of proceeds from the proposed sale described herein. Words such as "anticipates," "believes," "intends," "expects," " estimated," and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the effect of changing economic conditions, business conditions and growth in the medical products industry, and accurately forecasting capital expenditures. In addition, the Company's future results of operations and financial conditions described in the description of the Company's business, operations and financial condition may be adversely impacted by various factors. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic impact which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's financial position and results of operations.

              PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
There have been no material developments during the first quarter of 1997 in any of the Company's legal proceedings described in the Company's Form 10-K for the year ended December 31, 1996.

Item 2.  Changes in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
At a special meeting of the stockholders held on February 21, 1997, the stockholders voted to approve an Agreement and Plan of Merger to effect the reincorporation of the Company as a Delaware corporation with 2,340,712 shares voted for the approval of the Plan, 217,900 shares voted against the Plan and 12,900 abstentions.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits
Exhibit 27     Financial Data Schedules (Filed electronically only)

(b) Reports on Form 8-K
A Form 8-K reporting the approval of an Agreement and Plan of Merger to effect the reincorporation of the Company as a Delaware corporation was filed on March 7, 1997.


                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                   Atrion Corporation
                      (Registrant)


Date: May 13, 1997                  s/s Jerry A. Howard
                                        Jerry A. Howard
                                        Chairman, President
                                        & Chief Executive
                                        Officer



Date: May 13, 1997                  s/s Jeffery Strickland
                                        Jeffery Strickland
                                        Vice President
                                        & Chief Financial
                                        Officer