Form 10-Q
period 1997-06-30
ATRION CORP
filed 1997-08-14
CIK 701288

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   Form 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE PERIOD ENDED JUNE 30, 1997               COMMISSION FILE NUMBER 0-10763


                              Atrion Corporation
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                             63-0821819
-------------------------------                         ----------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

                   Post Office Box 587, Arab, Alabama 35016
              ---------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (205) 586-1580
                                                     --------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                   YES   X      NO
                                       -----       -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                              OUTSTANDING AT
                CLASS                                         JUNE 30, 1997
---------------------------------------                       --------------
COMMON STOCK, PAR VALUE $0.10 PER SHARE                      3,205,954 SHARES

PART I - FINANCIAL INFORMATION

                      ATRION CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       Three Months Ended                        Six Months Ended
                                                            June 30,                                 June 30,
                                                ------------------------------            ------------------------------
                                                     1997              1996                  1997               1996
                                                ------------       -----------            ----------         -----------
                                               (In thousands, except per share data)    (In thousands, except per share data)
REVENUES                                               8,138             5,204                16,083               8,277
COST OF GOODS SOLD                                     5,073             2,889                10,176               4,439
                                                ------------       -----------            ----------         -----------
GROSS PROFIT                                           3,065             2,315                 5,907               3,838
                                                ------------       -----------            ----------         -----------

OPERATING EXPENSES:
  Selling expense                                        542               415                 1,103                 718
  General & administrative                             1,846             1,528                 3,636               2,803
                                                ------------       -----------            ----------         -----------
                                                       2,388             1,943                 4,739               3,521
                                                ------------       -----------            ----------         -----------

OPERATING INCOME                                         677               372                 1,168                 317
                                                ------------       -----------            ----------         -----------

OTHER INCOME (EXPENSE):
  Interest income (expense), net                          35               (35)                  (93)                 11
  Other income                                           130               129                   163                 158
                                                ------------       -----------            ----------         -----------
                                                         165                94                    70                 169
                                                ------------       -----------            ----------         -----------

INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES                        842               466                 1,238                 486
PROVISION FOR INCOME TAXES                               327               172                   482                 181
                                                ------------       -----------            ----------         -----------

INCOME FROM CONTINUING OPERATIONS                        515               294                   756                 305

INCOME FROM DISCONTINUED
    OPERATIONS, NET OF INCOME TAXES                      550             1,153                 1,941               3,241
GAIN ON DISPOSAL OF DISCONTINUED
    OPERATIONS, NET OF INCOME TAXES                   17,002               ---                17,002                 ---
                                                ------------       -----------            ----------         -----------

NET INCOME                                        $   18,067             1,447              $ 19,699               3,546
                                                ============       ===========            ==========         ===========

EARNINGS PER SHARE:
  Continuing operations                           $     0.16              0.09              $   0.24                0.10
  Discontinued operations                               0.17              0.36                  0.60                1.02
  Gain on disposal of discontinued operations           5.30               ---                  5.29                 ---
                                                ------------       -----------            ----------         -----------
                                                  $     5.63              0.45              $   6.13                1.12
                                                ============       ===========            ==========         ===========

DIVIDENDS PER SHARE                               $     0.20              0.20              $   0.40                0.40
                                                ============       ===========            ==========         ===========

AVERAGE SHARES OUTSTANDING                         3,206,674         3,180,314             3,211,005           3,180,006
                                                ============       ===========            ==========         ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       2

                      ATRION CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                             ASSETS

                                                               June 30,         December 31,
                                                                 1997              1996
                                                             ----------         -----------
                                                                     (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                  $   32,980         $       144
  Accounts receivable                                             4,155               3,658
  Inventories                                                     3,966               3,712
  Prepaid expenses and other                                        568                 486
                                                             ----------         -----------
                                                                 41,669               8,000
                                                             ----------         -----------

PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                                  14,559              13,932
  Less - accumulated depreciation and amortization                1,835               1,252
                                                             ----------         -----------
                                                                 12,724              12,680
                                                             ----------         -----------

DEFERRED CHARGES:
  Patents                                                         4,846               5,066
  Goodwill                                                        6,067               6,198
  Other                                                           2,303                 795
                                                             ----------         -----------
                                                                 13,216              12,059
                                                             ----------         -----------

NET ASSETS OF DISCONTINUED OPERATIONS                               (31)             12,694
                                                             ----------         -----------

                                                             $   67,578         $    45,433
                                                             ==========         ===========

                                                                               (Continued)

The accompanying notes to consolidated financial statements are an integral part of these statements.



        ATRION CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
                    (UNAUDITED)

            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,      December 31,
                                                                 1997            1996
                                                              -----------    -----------
                                                                    (In thousands)
CURRENT LIABILITIES:
  Current maturities of long-term debt                        $       953    $       703
  Accounts payable and accrued liabilities                          6,709          2,944
                                                              -----------    -----------
                                                                    7,662          3,647
                                                              -----------    -----------


LONG-TERM DEBT, LESS CURRENT MATURITIES                               304          6,313
                                                              -----------    -----------


OTHER NON-CURRENT LIABILITIES                                       6,895          1,055
                                                              -----------    -----------

STOCKHOLDERS' EQUITY
    Common shares, par value $0.10 per share; authorized
     10,000,000 shares, issued 3,420,000 shares                       342            342
    Paid-in capital                                                 6,215          6,204
    Retained earnings                                              47,865         29,451
    Treasury shares, at cost                                       (1,705)        (1,579)
                                                              -----------    -----------
      Total stockholders' equity                                   52,717         34,418
                                                              -----------    -----------

                                                               $   67,578     $   45,433
                                                               ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      ATRION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                         ------------------------------
                                                                             1997               1996
                                                                         -----------       ------------
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  19,699         $     3,546
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Income from discontinued operations                                    (1,941)             (3,241)
     Gain on disposal of discontinued operations                           (17,002)                ---
     Depreciation and amortization                                             955                 867
     Deferred income taxes                                                      31                 169
     Other                                                                    (182)               (504)
                                                                         ---------         -----------
                                                                             1,560                 837
     Change in current assets and liabilities:
      (Increase)  in accounts receivable                                      (497)             (1,033)
      (Increase)  in other current assets                                     (336)               (167)
      Increase (decrease) in accounts payable                                  (23)                132
      Increase (decrease) in other current liabilities                         505                 (62)
                                                                         ---------         -----------
  Net cash provided by continuing operations                                 1,209                (293)
  Net cash provided by discontinued operations                                 379               5,298
                                                                         ---------         -----------
                                                                             1,588               5,005
                                                                         ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions - continuing operations             (646)             (1,465)
  Property, plant and equipment additions - discontinued operations            (78)                (22)
  Acquisition of subsidiary                                                    ---             (11,650)
  Proceeds from disposal of discontinued operations                         39,373                 ---
  Other                                                                          8                 ---
                                                                         ---------         -----------
                                                                            38,657             (13,137)
                                                                         ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in long-term indebtedness                             (6,009)              9,894
  Cash dividends paid                                                       (1,284)             (1,272)
  Issuance of common stock                                                      10                  17
  Repurchase of common stock                                                  (126)                ---
                                                                         ---------         -----------
                                                                            (7,409)              8,639

Net increase in cash and cash equivalents                                   32,836                 507
Cash and cash equivalents, beginning of period                                 144               2,811
                                                                         ---------         -----------
Cash and cash equivalents, end of period                                 $  32,980         $     3,318
                                                                         =========         ===========

Cash paid for:
Interest (net of capitalized amounts)                                    $     251         $       110
Income taxes (net of refunds)                                                2,015               1,844

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

3.  SALE OF NATURAL GAS SUBSIDIARIES - DISCONTINUED OPERATIONS

On May 30, 1997, the Company completed the sale of all of the issued and outstanding shares of common stock of Alabama-Tennessee Natural Gas Company, Tennessee River Intrastate Gas Company, Inc. and AlaTenn Energy Marketing Company, Inc., Alabama corporations hereinafter referred to as the "Natural Gas Subsidiaries," to Midcoast Energy Resources, Inc. (Midcoast), a Nevada corporation, pursuant to the terms of an Asset Purchase Agreement dated March 19, 1997 (the "Asset Purchase Agreement"), between the Company and Midcoast. The Natural Gas Subsidiaries comprised substantially all of the Company"s natural gas operations and their assets include approximately 327 miles of natural gas pipelines and related facilities.

In consideration for the common stock of the Natural Gas Subsidiaries, Midcoast paid to the Company cash in the amount of $39,373,000 on May 30, 1997. Such amount is subject to adjustment depending upon the final determination of the consolidated net book value of the Natural Gas Subsidiaries as of May 29, 1997. In addition, certain annual contingent deferred payments of up to $250,000 per year are to be paid by Midcoast to the Company over an eight-year period beginning in 1999, with the amount paid each year to be dependent upon revenues received by Midcoast from certain gas transportation contracts. Preliminary computations by the Company of the consolidated net book value of the Natural Gas Subsidiaries as of May 29, 1997 indicate the Company is obligated to pay Midcoast approximately $1.2 million as a post-closing adjustment in the third quarter of 1997. The Company's post-closing payment computation is subject to review by Midcoast and resolution of Midcoast's objections to such computation, which has not yet been completed.

The financial statements presented herein treat the Company's natural gas operations as discontinued operations for all periods presented, and, accordingly, all financial statements for prior periods have been adjusted and restated to remove the natural gas operations from continuing operations. The financial statements also reflect an after-tax gain on disposal of discontinued operations of $17 million in the second quarter of 1997 based upon the sale of the Natural Gas Subsidiaries as described above. This gain takes into account the $1.2 million post-closing adjustment due to Midcoast outlined above. Discontinued operations also include the Company's remaining two small natural gas subsidiaries. These two subsidiaries reached an agreement on July 28, 1997 with their sole customer to sell substantially all of their assets to such customer for $470,000. This transaction is subject to certain regulatory approvals and is currently expected to be completed during the second half of 1997.

4.  PURCHASE OF HALKEY-ROBERTS CORPORATION

On May 21, 1996, the Company purchased all the outstanding capital stock of HRC Acquisition Holding Corp., a Delaware corporation which, in turn, owned all of the outstanding capital stock of Halkey-Roberts Corporation, a Florida corporation (Halkey-Roberts), pursuant to the terms of a Stock Purchase Agreement, dated the same date, between the Company and Fenway Holdings, L.L.C. The Company paid Fenway a total of $11,650,000 in cash under the Stock Purchase Agreement. This acquisition was accounted for using the purchase method of accounting, and, accordingly, the results from Halkey-Roberts' operations prior to the acquisition date have not been included in the Companys financial statements for the 1996 periods.

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

                                                              Three Months Ended
                                                                   June 30,
                                                                 1997    1996
-------------------------------------------------------------------------------
Revenues from continuing operations (000)                     $ 8,138    $7,392
-------------------------------------------------------------------------------
Net Income (000)                                              $18,067    $1,549
-------------------------------------------------------------------------------
Net Income Per Share                                          $  5.63    $ 0.49
-------------------------------------------------------------------------------

                                                               Six Months Ended
                                                                   June 30,
                                                                 1997    1996
-------------------------------------------------------------------------------
Revenues from continuing operations (000)                      $16,083   $14,341
--------------------------------------------------------------------------------
Net Income (000)                                               $19,699   $ 3,788
--------------------------------------------------------------------------------
Net Income Per Share                                           $  6.13   $  1.19

For further information regarding the acquisition of Halkey-Roberts, refer to the Company's 8-K Report, filed with the Securities and Exchange Commission on June 5, 1996, as amended on August 5, 1996.

5.  STOCK SPLIT

On November 7, 1996, the Board of Directors authorized a three-for-two stock split to be effected in the form of a stock dividend of one share for every two shares of common stock outstanding. The stock dividend was paid on December 2, 1996 to stockholders of record on November 20, 1996. All references in the consolidated financial statements to shares and per share amounts have been restated to reflect the three-for-two stock split for all periods presented.

                              ATRION CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997

The Company's consolidated net income from continuing operations for the quarter ended June 30, 1997 was $515,000, or $.16 per share, compared with $294,000, or $.09 per share, for the second quarter of 1996. The earnings per share computations are based on shares outstanding of 3,206,674 in 1997 and 3,180,314 in 1996 (after adjustment to reflect the three-for-two stock split effected in December 1996).

Consolidated revenues of $8.1 million from continuing operations for the second quarter of 1997 were $2.9 million or 56% higher than revenues of $5.2 million for the second quarter of 1996. The increase in revenues in the second quarter of 1997, compared to the same period in the prior year, was the result of the inclusion of the operations of Halkey-Roberts Corporation (Halkey-Roberts) for the full quarter in 1997 compared with only a forty-day period after its acquisition in the second quarter of 1996. Gross profit of $3.1 million in the second quarter of 1997 was $.7 million or 32% higher than that in the comparable period in 1996 primarily due to the inclusion of the operations of Halkey-Roberts in the current-year period. The gross profit percentage in the second quarter of 1997 of 38% was lower than the gross profit percentage in the second quarter of 1996 of 44% due to the inclusion of the operations of Halkey-Roberts which have a lower gross profit percentage on sales than the Company's remaining operations.

The Company's selling, general and administrative expenses of $2.4 million for the second quarter of 1997 were $.4 million higher than in the second quarter of 1996. This increase was primarily attributable to the inclusion in 1997 of the operating expenses related to Halkey-Roberts. Operating income in the second quarter of 1997 totaled $677,000 compared with $372,000 in 1996.

Net interest income of $35,000 in the second quarter of 1997 compares with $35,000 of net interest expense in the second quarter of 1996. The interest income amount in 1997 reflects interest earned on the proceeds from the sale of the Natural Gas Subsidiaries for one month net of interest expense for the quarter. Other income in the second quarter of 1997 of $130,000 was about the same as in 1996 and included certain one-time gains in both periods.

Income tax expense in the second quarter of 1997 was $155,000 more than in the comparable period in the prior year due to the increase in income in the current period.

The Company recorded income from discontinued operations in the second quarter of 1997 of $550,000, or $.17 per share, compared with $1,153,000, or $.36 per share, for the second quarter of 1996. The Company also recorded a gain on disposal of discontinued operations relating to the sale of the Natural Gas Subsidiaries of $17 million, or $5.30 per share, in the second quarter of 1997.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997

The Company's consolidated net income from continuing operations for the six months ended June 30, 1997 was $756,000, or $.24 per share, compared with $305,000, or $.10 per share, for the first six months of 1996. The earnings per share computations are based on shares outstanding of 3,211,005 in 1997 and 3,180,006 in 1996 (after adjustment to reflect the three-for-two stock split effected in December 1996).

Consolidated revenues of $16.1 million from continuing operations for the first six months of 1997 were $7.8 million or 94% higher than revenues of $8.3 million for the first six months of 1996. The increase in revenues in the first six months of 1997, compared to the same period in the prior year, was the result of the inclusion of the operations of Halkey-Roberts for the full six month period in 1997 compared with only a forty-day period after its acquisition in the second quarter of 1996. Gross profit of $5.9 million in the first six months of 1997 was $2.1 million or 54% higher than that in the comparable period in 1996 primarily due to the inclusion of the operations of Halkey-Roberts in the current year period. The gross profit percentage in the first six months of 1997 of 37% was lower than the gross profit percentage for the first six months of 1996 of 46% due to the inclusion of the operations of Halkey-Roberts which have a lower gross profit percentage on sales than the Company's remaining operations.

The Company's selling, general and administrative expenses of $4.7 million for the first six months of 1997 were $1.2 million higher than in the first six months of 1996. This increase was primarily attributable to the inclusion in 1997 of the operating expenses related to Halkey-Roberts. Operating income in the first six months of 1997 totaled $1,168,000 compared with $317,000 in 1996.


Net interest expense of $93,000 in the first six months of 1997 compares with $11,000 of net interest income in the first six months of 1996. The net interest expense in 1997 reflects interest expense for the six-month period partially offset by interest earned for one month on the proceeds from the sale of the Natural Gas Subsidiaries. Other income in the first six months of 1997 of $163,000 was about the same as in 1996 and included certain one-time gains in both periods.

Income tax expense in the first six months of 1997 was $301,000 more than in the comparable period in the prior year due to the increase in income in the current period.

The Company recorded income from discontinued operations in the first six months of 1997 of $1,941,000, or $.60 per share, compared with $3,241,000, or $1.02 per share, for the first six months of 1996.


LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 1997, the Company repaid all borrowings under its $20.0 million revolving loan facility with a regional bank (the Credit Agreement) with the proceeds from the sale of the Natural Gas Subsidiaries. Other remaining long-term debt, including current maturities, was $1.2 million at June 30, 1997. At June 30, 1997, the Company had cash and cash equivalents of $33 million compared with $.1 million at December 31, 1996. In accordance with the terms of the Credit Agreement, the Company has requested an option to extend the terms of its $20.0 million line of credit until April 20, 1998. The bank's approval of the option to extend is conditioned upon adjustments to certain of the debt covenants set forth in the Credit Agreement. The Company and the bank have reached an agreement in principle regarding such covenants, and revisions to the Credit Agreement and related documents are being prepared.

The Company believes that existing cash and cash equivalents, cash flows from operations, borrowings under the Company's Credit Agreement and other equity or debt financing, which the Company believes would be available, will be sufficient to fund operations and budgeted capital expenditures over the next two years.

It is the Company's intent to use its existing cash and cash equivalents to make acquisitions in the medical products industry. Although existing cash and cash equivalents are substantial, the size and number of acquisitions which can be effected with such funds are limited, and it may be necessary for the Company to obtain additional funds by incurring from time to time additional short-term or long-term indebtedness or by issuing, in public or private transactions, equity or debt securities. The availability and terms of such financing will depend on market and other conditions. There can be no assurance that additional financing will be available on terms acceptable to the Company. Pending an acquisition or business combination, cash is being invested in short-term instruments including, but not limited to, money-market accounts, bonds, and United States Government and municipal securities.

In March 1997 the Company's Board of Directors determined that the quarterly dividend commencing with the dividend payable on September 1, 1997 will be paid at the rate of $.10 per share rather than at the previous rate of $.20 per share.


FORWARD-LOOKING STATEMENTS

The statements in this Management's Discussion and Analysis that are forward looking are based upon current expectations and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding liquidity and capital resources and use of proceeds from the sale described herein. Words such as "anticipates," "believes," "intends," "expects," "estimated," and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the effect of changing economic conditions, business conditions and growth in the medical products industry, and accurately forecasting capital expenditures. In addition, the Company's future results of operations and financial conditions described in the description of the Company's business, operations and financial condition may be adversely impacted by various factors. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic impact which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's financial position and results of operations.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

As a result of the sale of the Natural Gas Subsidiaries, the Company and its subsidiaries are no longer party to any of the legal proceedings reported in the Company's Form 10-K for the year ended December 31, 1996.

ITEM 2.  CHANGES IN SECURITIES.
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of the stockholders held on May 29, 1997, the stockholders voted to approve the sale of the Natural Gas Subsidiaries, with 2,267,524 shares voted for the approval of the sale, 203,799 shares voted against the sale, 62,341 abstentions and 420,056 broker non-votes. At such meeting, the Company's stockholders also voted to approve the Company's 1997 Stock Incentive Plan, with 1,878,865 shares voted for the approval of the Plan, 549,779 shares voted against the Plan, 104,680 abstentions and 420,396 broker non-votes. At such meeting, the Company's stockholders also ratified the Board of Director's appointment of Arthur Andersen LLP as independent accountants with 2,906,124 shares voted for ratification, 18,684 shares voted against, 26,436 abstentions and 2,476 broker non-votes. The voting with respect to the nominees for election as directors was as follows:



NOMINEE                     VOTES FOR  VOTES WITHHELD

     Richard O. Jacobson    2,624,272         329,448
     Jerome J. McGrath      2,622,078         331,642
     Hugh J. Morgan, Jr.    2,622,678         331,042


The terms of the following directors continued after the meeting: Emile A. Battat, Jerry A. Howard, John H.P. Maley, J. Kenneth Smith, Roger F. Stebbing and John P. Stupp, Jr.


ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit 27  Financial Data Schedules (Filed electronically only)


(b) Reports on Form 8-K

A Form 8-K reporting the Sale of the Natural Gas Subsidiaries to Midcoast was filed on June 16, 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Atrion Corporation
                                           ------------------
                                              (Registrant)



Date: August 14, 1997                      s/s   Jerry A. Howard
                                           ----------------------------
                                           Jerry A. Howard
                                           Chairman, President
                                           & Chief Executive Officer



Date: August 14, 1997                      s/s   Jeffery Strickland
                                           ----------------------------
                                           Jeffery Strickland
                                           Vice President
                                           & Chief Financial Officer