Form 10-Q
period 1997-09-30
ATRION CORP
filed 1997-11-13
CIK 701288

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended September 30, 1997       Commission File Number 0-10763


                              Atrion Corporation
            (Exact Name of Registrant as Specified in its Charter)


        Delaware                                           63-0821819
-------------------------------                         --------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

                   Post Office Box 587, Arab, Alabama 35016
                   ----------------------------------------
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

                                     Yes   X      No------
                                         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                              Outstanding at
        Class                                             September 30, 1997
-----------------------                                   ------------------
Common Stock, Par Value $0.10 per share                    3,242,004 Shares

PART I - FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                                ---------------------------         ----------------------------
                                                   1997           1996                 1997              1996
                                                -----------    -----------         -----------     -------------
                                          (In thousands, except per share data)  (In thousands, except per share data)
REVENUES                                              7,292          7,362              23,375          15,692
COST OF GOODS SOLD                                    4,802          4,474              14,978           8,965
                                                -----------    -----------         -----------     -----------
GROSS PROFIT                                          2,490          2,888               8,397           6,727
                                                -----------    -----------         -----------     -----------

OPERATING EXPENSES:
  Selling expense                                       514            529               1,617           1,247
  General & administrative                            1,544          1,576               5,180           4,378
                                                -----------    -----------         -----------     -----------
                                                      2,058          2,105               6,797           5,625
                                                -----------    -----------         -----------     -----------

OPERATING INCOME                                        432            783               1,600           1,102
                                                -----------    -----------         -----------     -----------

OTHER INCOME (EXPENSE):
  Interest income (expense), net                        493           (120)                396            (110)
  Other income                                           52             49                 218             206
                                                -----------    -----------         -----------     -----------
                                                        545            (71)                614              96
                                                -----------    -----------         -----------     -----------

INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES                       977            712               2,214           1,198
PROVISION FOR INCOME TAXES                              319            269                 801             450
                                                -----------    -----------         -----------     -----------

INCOME FROM CONTINUING OPERATIONS                       658            443               1,413             748

INCOME FROM DISCONTINUED
    OPERATIONS, NET OF INCOME TAXES                     (20)         1,316               1,921           4,558
GAIN ON DISPOSAL OF DISCONTINUED
    OPERATIONS, NET OF INCOME TAXES                    --             --                17,002             --
                                                -----------    -----------         -----------     -----------

NET INCOME                                      $       638    $     1,759        $     20,336    $      5,306
                                                ===========    ===========         ===========     ===========

EARNINGS PER SHARE:
  Continuing operations                         $      0.20    $      0.14         $      0.44    $       0.24
  Discontinued operations                              --             0.41                0.60            1.43
  Gain on disposal of discontinued operations          --             --                  5.28              --
                                                -----------    -----------          ----------     -----------
                                                $      0.20    $      0.55         $      6.32    $       1.67
                                                ===========    ===========          ==========     ===========

DIVIDENDS PER SHARE                             $      0.10    $      0.20         $      0.50    $       0.60
                                                ===========    ===========          ==========     ===========

AVERAGE SHARES OUTSTANDING                        3,230,387      3,192,276           3,217,537       3,184,127
                                                ===========    ===========          ==========     ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                     ASSETS


                                                             September 30            December 31,
                                                                 1997                   1996
                                                          -----------------      ------------------
                                                                       (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents                             $           32,836     $               144
  Accounts receivable                                                3,522                   3,658
  Inventories                                                        3,999                   3,712
  Prepaid expenses and other                                           499                     486
                                                          -----------------      ------------------
                                                                    40,856                   8,000
                                                          -----------------      ------------------

PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                                     14,907                  13,932
  Less - accumulated depreciation and amortization                   2,164                   1,252
                                                          -----------------      ------------------
                                                                    12,743                  12,680
                                                          -----------------      ------------------

DEFERRED CHARGES:
  Patents                                                            4,737                   5,066
  Goodwill                                                           6,005                   6,198
  Other                                                              2,267                     795
                                                          -----------------      ------------------
                                                                    13,009                  12,059
                                                          -----------------      ------------------

NET ASSETS OF DISCONTINUED OPERATIONS                                  (21)                 12,694
                                                          -----------------      ------------------


                                                        $           66,587     $            45,433
                                                          =================      ==================

                                                                     (Continued)



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      ATRION CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            September 30              December 31,
                                                                                1997                     1996
                                                                        --------------------      --------------------
                                                                                        (In thousands)
CURRENT LIABILITIES:
  Current maturities of long-term debt                                $                 703     $                 703
  Accounts payable and accrued liabilities                                            5,211                     2,944
                                                                        --------------------      --------------------
                                                                                      5,914                     3,647
                                                                        --------------------      --------------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                 203                     6,313
                                                                        --------------------      --------------------

OTHER NON-CURRENT LIABILITIES                                                         7,024                     1,055
                                                                        --------------------      --------------------

STOCKHOLDERS' EQUITY
    Common shares, par value $0.10 per share; authorized
     10,000,000 shares, issued 3,420,000 shares                                         342                       342
    Paid-in capital                                                                   6,356                     6,204
    Retained earnings                                                                48,180                    29,451
    Treasury shares, at cost                                                         (1,432)                   (1,579)
                                                                        --------------------      --------------------
      Total stockholders' equity                                                     53,446                    34,418
                                                                        --------------------      --------------------


                                                                      $              66,587     $              45,433
                                                                        ====================      ====================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      ATRION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                       -----------------------------------------
                                                                                             1997                    1996
                                                                                       ----------------      -------------------
                                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $          20,336     $               5,306
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Income from discontinued operations                                                        (1,921)                   (4,558)
     Gain on disposal of discontinued operations                                               (17,002)                 ---
     Depreciation and amortization                                                               1,459                     1,412
     Deferred income taxes                                                                         120                       307
     Other                                                                                        (193)                     (674)
                                                                                       ----------------      --------------------
                                                                                                 2,799                     1,793
     Change in current assets and liabilities:
      (Increase) decrease in accounts receivable                                                   136                      (633)
      (Increase) decrease in other current assets                                                 (234)                      134
      Increase (decrease) in accounts payable                                                     (211)                      151
      Increase (decrease) in other current liabilities                                             179                        58
                                                                                       ----------------      --------------------
  Net cash provided by continuing operations                                                     2,669                     1,503
  Net cash provided by discontinued operations                                                     309                     6,466
                                                                                       ----------------      --------------------
                                                                                                 2,978                     7,969
                                                                                       ----------------      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions - continuing operations                                 (994)                   (1,869)
  Property, plant and equipment additions - discontinued operations                                (78)                      (38)
  Acquisition of subsidiary                                                                  ---                         (11,650)
  Proceeds from disposal of discontinued operations                                             38,178                  ---
  Other                                                                                              8                  ---
                                                                                       ----------------      --------------------
                                                                                                37,114                   (13,557)
                                                                                       ----------------      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in long-term indebtedness                                                 (6,091)                    6,885
  Cash dividends paid                                                                           (1,607)                   (1,910)
  Issuance of common stock                                                                         424                       219
  Repurchase of common stock                                                                      (126)                 ---
                                                                                       ----------------      --------------------
                                                                                                (7,400)                    5,194

Net increase in cash and cash equivalents                                                       32,692                      (394)
Cash and cash equivalents, beginning of period                                                     144                     2,811
                                                                                       ----------------      --------------------
Cash and cash equivalents, end of period                                             $          32,836     $               2,417
                                                                                       ================      ====================

Cash paid for:
Interest (net of capitalized amounts)                                                $             266     $                 302
Income taxes (net of refunds)                                                                    2,080                     2,554

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

3.   Sale of Natural Gas Subsidiaries - Discontinued Operations

On May 30, 1997, the Company completed the sale of all of the issued and outstanding shares of common stock of Alabama-Tennessee Natural Gas Company, Tennessee River Intrastate Gas Company, Inc. and AlaTenn Energy Marketing Company, Inc., Alabama corporations hereinafter referred to as the "Natural Gas Subsidiaries," to Midcoast Energy Resources, Inc. (Midcoast), a Nevada corporation, pursuant to the terms of an Asset Purchase Agreement dated March 19, 1997 (the "Asset Purchase Agreement"), between the Company and Midcoast. The Natural Gas Subsidiaries comprised substantially all of the Company's natural gas operations and their assets include approximately 327 miles of natural gas pipelines and related facilities.

In consideration for the common stock of the Natural Gas Subsidiaries, Midcoast paid to the Company cash in the amount of $39,373,000 on May 30, 1997. In accordance with the Asset Purchase Agreement, on September 3, 1997, the Company paid Midcoast $1,195,000 as a post-closing adjustment. The Asset Purchase Agreement also provides that certain annual contingent deferred payments of up to $250,000 per year are to be paid by Midcoast to the Company over an eight-year period beginning in 1999, with the amount paid each year to be dependent upon revenues received by Midcoast from certain gas transportation contracts.

The financial statements presented herein treat the Company's natural gas operations as discontinued operations for all periods presented, and, accordingly, all financial statements for prior periods have been adjusted and restated to remove the natural gas operations from continuing operations. The financial statements also reflect an after-tax gain on disposal of discontinued operations of $17 million in the second quarter of 1997 based upon the sale of the Natural Gas Subsidiaries as described above. Discontinued operations also include the Company's remaining two small natural gas subsidiaries. These two subsidiaries reached an agreement on July 28, 1997 with their sole customer to sell substantially all of their assets to such customer for $470,000. This transaction received requisite regulatory approval in October and closing of the transaction occurred on November 1, 1997. The Company will record an after-tax gain of approximately $280,000 on this transaction in the fourth quarter.

4.   Purchase of Halkey-Roberts Corporation

On May 21, 1996, the Company purchased all the outstanding capital stock of HRC Acquisition Holding Corp., a Delaware corporation which, in turn, owned all of the outstanding capital stock of Halkey-Roberts Corporation, a Florida corporation (Halkey-Roberts), pursuant to the terms of a Stock Purchase Agreement, dated the same date, between the Company and Fenway Holdings, L.L.C. The Company paid Fenway a total of $11,650,000 in cash under the Stock Purchase Agreement. This acquisition was accounted for using the purchase method of accounting, and, accordingly, the results from Halkey-Roberts' operations prior to the acquisition date have not been included in the Company's financial statements for the 1996 year-to-date period.

The following table presents unaudited consolidated selected financial data on a pro forma basis assuming the purchase of Halkey-Roberts had occurred as of January 1, 1996. The unaudited consolidated pro forma data reflect certain assumptions which are based on estimates. The unaudited consolidated pro forma combined results presented have been prepared for comparative purposes only and are not necessarily indicative of actual results that would have been achieved had the acquisition occurred at the beginning of the period presented, or of future results.

--------------------------------------------------------------------------------
                                                           Nine Months Ended
                                                             September 30,
                                                           1997         1996
--------------------------------------------------------------------------------
Revenues from continuing operations (000)                $23,375      $21,756
--------------------------------------------------------------------------------
Net Income (000)                                         $20,336      $ 5,547
--------------------------------------------------------------------------------
Net Income Per Share                                     $  6.32      $  1.74
--------------------------------------------------------------------------------

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

                              ATRION CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results For The Three Months Ended September 30, 1997

The Company's consolidated net income from continuing operations for the quarter ended September 30, 1997 was $658,000, or $.20 per share, compared with $443,000, or $.14 per share, for the third quarter of 1996. The earnings per share computations are based on weighted average shares outstanding of 3,230,387 in 1997 and 3,192,276 in 1996 (after adjustment to reflect the three-for-two stock split effected in December 1996).

Consolidated revenues of $7.3 million from continuing operations for the third quarter of 1997 were $.1 million or 1% lower than revenues of $7.4 million for the third quarter of 1996. The decrease in revenues in the third quarter of 1997, compared to the same period in the prior year, was the result of a reduction in sales of certain higher-margin products to two of the Company's larger customers which purchased competing products from other suppliers. As reported previously, the Company had anticipated the reduction in sales to those customers since early 1997. This reduction in revenue was partially offset by increased revenues from the sale of certain other high-margin products and lower-margin products in the third quarter of 1997. Gross profit of $2.4 million in the third quarter of 1997 was $.4 million or 14% lower than in the comparable period in 1996 primarily due to the reduction in sales of higher-margin products. The gross profit percentage in the third quarter of 1997 of 34% was lower than the gross profit percentage in the third quarter of 1996 of 39% due to decreased sales of higher-margin products and increased sales of lower-margin products.

The Company's selling, general and administrative expenses of $2.1 million for the third quarter of 1997 were 2% lower than in the third quarter of 1996. Operating income in the third quarter of 1997 totaled $432,000 compared with $783,000 in 1996. This decrease was due to lower gross profits resulting from the change in the gross profit percentage discussed above.

The Company has recently identified a quality issue related to a component manufactured by a Company unit for use in marine inflation equipment. As a result, the Company has initiated a program to replace all questionable product. The cost of this replacement program including trade advertising, customer costs, and cost for the replacement product is not presently known. However, the Company currently anticipates that it will take a one-time after-tax charge of approximately $460,000 or $.14 per share in the fourth quarter for the cost of this replacement program.

Net interest income of $493,000 in the third quarter of 1997 compares with $120,000 of net interest expense in the third quarter of 1996. The interest income amount in 1997 reflects interest earned on the proceeds from the sale of the Natural Gas Subsidiaries. Other income in the third quarter of 1997 of $52,000 was about the same as in 1996 and included certain one-time gains in both periods. Income tax expense in the third quarter of 1997 was $50,000 more than in the comparable period in the prior year due to the increase in income in the current period.

The Company recorded a loss from discontinued operations in the third quarter of 1997 of $20,000, compared with income from those operations of $1,316,000 for the third quarter of 1996.

Results For The Nine Months Ended September 30, 1997

The Company's consolidated net income from continuing operations for the nine months ended September 30, 1997 was $1,413,000, or $.44 per share, compared with $748,000, or $.24 per share, for the first nine months of 1996. The earnings per share computations are based on weighted average shares outstanding of 3,217,537 in 1997 and 3,184,127 in 1996 (after adjustment to reflect the three-for-two stock split effected in December 1996).

Consolidated revenues of $23.4 million from continuing operations for the first nine months of 1997 were $7.7 million or 49% higher than revenues of $15.7 million for the first nine months of 1996. The increase in revenues in the first nine months of 1997, compared to the same period in the prior year, was the result of the inclusion of the operations of Halkey-Roberts for the full nine month period in 1997 compared with only a four month period after its acquisition in the second quarter of 1996. Gross profit of $8.4 million in the first nine months of 1997 was $1.7 million or 25% higher than that in the comparable period in 1996 primarily due to the inclusion of the operations of Halkey-Roberts for the full current year period. The gross profit percentage in the first nine months of 1997 of 36% was lower than the gross profit percentage for the first nine months of 1996 of 43% due to the inclusion of the operations of Halkey-Roberts which have a lower gross profit percentage on sales than the Company's remaining operations and to a reduction in sales of certain higher-margin products at another operating unit.

The Company's selling, general and administrative expenses of $6.8 million for the first nine months of 1997 were $1.2 million higher than in the first nine months of 1996. This increase was primarily attributable to the inclusion in 1997 of the operating expenses related to Halkey-Roberts for the full current year period. Operating income in the first nine months of 1997 totaled $1,600,000 compared with $1,102,000 in 1996.

Net interest income of $396,000 in the first nine months of 1997 compares with $110,000 of net interest expense in the first nine months of 1996. The net interest income in 1997 reflects interest earned on the proceeds from the sale of the Natural Gas Subsidiaries and the retirement of long-term debt. Other income in the first nine months of 1997 of $218,000 was about the same as in 1996 and included certain one-time gains in both periods.

Income tax expense in the first nine months of 1997 was $351,000 more than in the comparable period in the prior year due to the increase in income in the current period.

The Company recorded income from discontinued operations in the first nine months of 1997 of $1,921,000, or $.60 per share, compared with $4,558,000, or $1.43 per share, for the first nine months of 1996. The Company also recorded a gain on disposal of discontinued operations of $17,002,000 in the first nine months of 1997.

Liquidity and Capital Resources

During the second quarter of 1997, the Company repaid all borrowings under its $20.0 million revolving loan facility with a regional bank (the Credit Agreement) with the proceeds from the sale of the Natural Gas Subsidiaries. Other remaining long-term debt, including current maturities, was $906,000 at September 30, 1997. At September 30, 1997, the Company had cash and cash equivalents of $32.8 million compared with $.1 million at December 31, 1996. In the third quarter of 1997, the Company renewed the Credit Agreement until April 20, 1998. The Company has a unilateral option to extend the Credit Agreement until April 20, 1999 as long as it remains in compliance with the financial covenants of the Credit Agreement.

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

In March 1997 the Company's Board of Directors determined that the quarterly dividend commencing with the dividend paid on September 1, 1997 would be paid at the rate of $.10 per share rather than at the previous rate of $.20 per share.

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

(b) Reports on Form 8-K
None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Atrion Corporation
                              ------------------
                                 (Registrant)


Date: November 13, 1997                     /s/   Jerry A. Howard
                                            ----------------------------
                                            Jerry A. Howard
                                            Chairman, President
                                            & Chief Executive Officer



Date: November 13, 1997                     /s/   Jeffery Strickland
                                            ----------------------------
                                            Jeffery Strickland
                                            Vice President
                                            & Chief Financial Officer