Form 10-K405
period 1997-12-31
ATRION CORP
filed 1998-03-31
CIK 701288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-K

    [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         Commission File Number 0-10763
                             -----------------------
                               ATRION CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                               63-0821819
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

        ONE ALLENTOWN PARKWAY,
             ALLEN, TEXAS                                75002
(Address of principal executive offices)              (ZIP code)

       Registrant's telephone number, including area code: (972) 390-9800

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

         TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------        -----------------------------------------
                 NONE                                    NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                                 TITLE OF CLASS
                          Common Stock, $.10 Par Value

                                 -------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO
                                                ---      ---

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1998: $33,631,985

Number of shares of Common Stock outstanding at February 28, 1998:  3,243,645

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 1998 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

                            EXHIBIT INDEX ON PAGE 42

================================================================================

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                    --------

                                TABLE OF CONTENTS

 ITEM                                                                          PAGE
 ----                                                                          ----

PART I...........................................................................1

ITEM 1. BUSINESS.................................................................1
ITEM 2. PROPERTIES..............................................................10
ITEM 3. LEGAL PROCEEDINGS.......................................................10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................11
EXECUTIVE OFFICERS OF THE COMPANY...............................................11

PART II.........................................................................12

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...12
ITEM 6. SELECTED FINANCIAL DATA.................................................13
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.....................................13
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................19
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.....................................36

PART III........................................................................36

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................36
ITEM 11. EXECUTIVE COMPENSATION.................................................36
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........37
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................37

PART IV.........................................................................37

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8--K...........................................................37

SIGNATURES......................................................................40

EXHIBIT INDEX...................................................................42

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                     PART I


ITEM 1.       BUSINESS

GENERAL

Atrion Corporation ("Atrion" or the "Company") is a holding company which through its subsidiaries designs, develops, manufactures, markets, sells and distributes medical products and components. The Company was incorporated in 1996 and is the successor to the former ATRION Corporation as a result of a merger to change the state of incorporation of ATRION Corporation from Alabama to Delaware. The predecessor corporation, which was formerly known as AlaTenn Resources, Inc., was incorporated in the state of Alabama in 1982 in connection with a reorganization of Alabama-Tennessee Natural Gas Company ("Alabama-Tennessee"), which was founded in 1944 and which began operations in 1950. The Company's operations were primarily in the natural gas pipeline and energy services business until 1994, at which time the Company began acquiring medical products businesses. In 1997, the Company disposed of all of its natural gas and energy services operations, and the Company's current operations are primarily in the medical products industry.

The Company's current operations are conducted through three medical products subsidiaries, Atrion Medical Products, Inc. ("Atrion Medical Products") which was acquired by the Company in April 1994, Halkey-Roberts Corporation ("Halkey-Roberts") which was acquired by the Company in May 1996, and QMI Medical, Inc. ("QMI") which acquired the cardiovascular and intravenous fluid division of Quest Medical, Inc. ("Quest") in January 1998. The Company also owns AlaTenn Pipeline Company, Inc. ("AlaTenn Pipeline") which operates a gaseous oxygen pipeline and Warrior Basin Leasing Company ("Warrior Basin") which is engaged in leasing activities.

Atrion Medical Products is engaged in the design, development, manufacturing, marketing, sale and distribution of medical products. Its products are used in ophthalmic, diagnostic and cardiovascular procedures and are sold primarily to major health care companies which market and distribute their products, in conjunction with their name brand products, to hospitals, clinics, surgical centers, physicians and other health care providers. While soft contact lens storage and disinfection systems are its more mature ophthalmic products, Atrion Medical Products continues to be a leading manufacturer and supplier of such products. A new and growing area of sales for Atrion Medical Products is its line of ophthalmic surgical procedure kits which are distributed for two of its major customers. During 1996, Atrion Medical Products also began marketing its own name-brand products. The initial line of name brand products, called LacriCATH(R), is used in a less invasive surgical procedure for the treatment of epiphora, or excessive tearing of the eye. Marketing of LacriCATH products through the Company's direct clinical sales specialists began in early 1996 following acquisition of the product line in late 1995. Atrion Medical Products has recently introduced (in the first quarter of 1998) another line of name-brand products called CleanCut(TM), used in cardiovascular surgery, another area of focus for the Company. This new product is a line of aortic punches used in heart bypass surgeries to make a precision opening in the heart for attachment of the bypass vessels. Other products sold by Atrion Medical Products include a line of inflation devices used primarily in percutaneous balloon angioplasty procedures and diagnostic devices used to test blood platelet function and to obtain blood samples for the measurement of blood sugar.

Regardless of whether the product is intended for use by a major health care company or for use as one of Atrion Medical Products' branded products, the product development process follows a well-defined and disciplined path. Working models and prototypes are developed at an early stage to provide market feedback or to begin laboratory and clinical testing. Computer-aided design software has been integrated with the software to control multiaxis machining centers to produce efficiently single or multiple prototypes. When Atrion Medical Products develops a product for one of its customers, it typically bears the full expense of the product development and enters into a long-term contract that allows the Company to retain exclusive worldwide manufacturing rights. Atrion Medical Products is EN46001 certified.

In May 1996, the Company expanded its medical products operations when it purchased all of the outstanding capital stock of HRC Acquisition Holding Corp., a Delaware corporation, which, in turn, owned all of the outstanding capital stock of Halkey-Roberts, pursuant to the terms of a Stock Purchase Agreement between Atrion and Fenway Holdings, L.L.C. Halkey-Roberts, which has been in operation for 56 years, designs, develops, manufactures and sells proprietary medical device components used to control the flow of fluids and gases. Its valves and clamps are used in a wide variety of hospital and outpatient care products, such as Foley catheters, pressure cuffs, dialysis and blood collection sets and drug delivery systems. Halkey-Roberts' fluid control technology has also been applied to inflation valves used in marine and aviation safety products. Halkey-Roberts has recently introduced a new line of needleless valves designed to eliminate the use of needles by health care providers in many routine procedures. These products use a patented design and proprietary assembly technology. Working closely with its customers, Halkey-Roberts has developed an innovative line of products and is a leader in each of its major markets.

In January 1998, the Company, through its newly formed QMI subsidiary, acquired the cardiovascular and intravenous fluid products division of Quest Medical (see
Note 14 of the "Notes to Consolidated Financial Statements" in Item 8). QMI acquired several stable product lines from Quest, including cardiovascular products (such as pressure control valves, filters and surgical retracting tapes), specialized intravenous fluid delivery tubing sets and accessories and pressure monitoring kits used primarily in labor and delivery. QMI also purchased the Quest MPS(R) myocardial protection system ("MPS"), an innovative and sophisticated system designed to manage the delivery of solutions to the heart during open-heart surgery. The MPS is designed to integrate key functions relating to the delivery of solutions to the heart such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible and cost-effective management of this process. The MPS employs advanced pump, temperature control and microprocessor technologies and includes a line of captive and noncaptive disposable products. Quest received 510(k) market clearance for the MPS from the FDA in March 1996, and shortly thereafter began clinical validation of the system, which was completed during July 1996. Commercial shipment of the MPS in the U.S. began during September 1996.

AlaTenn Pipeline owns and operates a 22-mile high-pressure steel pipeline in north Alabama which transports gaseous oxygen in north Alabama. Construction of this pipeline was completed, and the pipeline became operational, during the second quarter of 1996. AlaTenn Pipeline is a party to a fifteen-year contract with an industrial gas producer to transport gaseous oxygen through that pipeline to two of its customers.

DISCONTINUED OPERATIONS

The Company's natural gas pipeline and energy services subsidiaries were sold in 1997 and are treated as discontinued operations. These subsidiaries included Alabama-Tennessee, Tennessee River Intrastate Gas Company, Inc. ("TRIGAS") and AlaTenn Energy Marketing Company, Inc. ("ATEMCO"). Alabama-Tennessee was an interstate natural gas pipeline company engaged in the transportation of natural gas in the lower Tennessee Valley. Its main pipeline extended from Selmer, Tennessee approximately 130 miles across northern Mississippi and Alabama to Huntsville, Alabama. This system included approximately 288 miles of pipeline and two compressor stations. TRIGAS operated a 38-mile, 10-inch intrastate pipeline that extended from Barton, Alabama to Courtland, Alabama and a one-mile, 8-inch intrastate pipeline in Morgan County, Alabama. ATEMCO was a natural gas marketing company which bought natural gas, primarily on the spot market, and sold that natural gas to customers on various interstate and intrastate pipeline systems.

Alabama-Tennessee, TRIGAS and ATEMCO contributed materially to the Company's revenues and net income prior to their disposition. As discussed herein, the Company sold all of the stock of Alabama-Tennessee, TRIGAS and ATEMCO to Midcoast Energy Resources, Inc. in May 1997. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 2 of the "Notes to Consolidated Financial Statements" in Item 8.

MARKETING AND MAJOR CUSTOMERS

The Company has historically used sales managers to market products to other manufacturers for use in their consumer products. With the introduction of the LacriCATH product, the Company began utilizing direct clinical sales specialists and commissioned sales agents for the marketing of LacriCATH products. The Company is currently planning to market the MPS and related disposables through a direct sales force operating on a sales team approach as well as through specialty distributors. Most of the other products acquired from Quest are being marketed through direct contact with hospitals, telemarketing, independent sales representatives, marketing arrangements with certain distributors and, to a lesser extent, through direct mail. In addition, the Company routinely attends and participates in trade shows throughout the United States and internationally.

During 1997, the Company's largest customer, CIBA Vision, which accounted for
16.3 percent of the Company's revenues, was the only customer accounting for more than 10 percent of revenues from continuing operations. The loss of this customer would have a material impact on the Company's operations.

MANUFACTURING

The Company's medical products are produced at plants in Arab, Alabama, St. Petersburg, Florida, Allen, Texas and Orange County, California. The plants in Arab and St. Petersburg both utilize plastic injection molding and specialized assembly as their primary manufacturing processes. The Company's other manufacturing processes consist of the assembly of standard and custom component parts and the testing of completed products.

The Company devotes significant attention to quality control. Its quality control measures begin at the manufacturing level where many of its components are assembled in a "clean room" environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Most finished products are then shipped to outside processors for sterilization through radiation or treatment with ethylene oxide gas. After sterilization, the products are quarantined and tested before they are shipped to customers.

Skills of assembly workers required for the manufacture of medical products are similar to those required in typical assembly operations. The Company believes that workers with these skills are readily available in the areas where the Company's plants are located.

Atrion Medical Products, Halkey-Roberts and QMI operate under the Food and Drug Administration's Good Manufacturing Practices and are ISO 9001 certified. The Company's products are used throughout the world and, during 1997, more than 19 percent of sales were shipped to international markets.

RESEARCH AND DEVELOPMENT

The Company believes that a well-targeted research and development program is an essential part of the Company's activities and is currently engaged in a number of research and development projects. The objective of the Company's program is to develop new products in the areas that the Company is currently engaged, improve current products and develop new products in other areas. Recent major development projects include, but are not limited to, a needleless valve product designed to eliminate the use of needles by health care providers and the CleanCut product line for use in cardiovascular surgery. The Company expects to incur additional research and development expenses in 1998 for further development of the MPS.

The Company's consolidated research and development expenditures for the years ended December 31, 1997, 1996 and 1995 were $1,147,000, $1,003,000 and $928,000, respectively.

AVAILABILITY OF SUPPLIES AND RAW MATERIALS

The Company subcontracts with various suppliers to provide it with the quantity of component parts necessary to assemble its products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources, who manufacture these components from the Company's toolings. The Company believes that there are alternative and satisfactory sources for single-sourced components, although a sudden disruption in supply from one of these suppliers could adversely affect the Company's ability to deliver the finished product on time. The Company owns its own molds for production of a majority of the components used in specialized tubing sets and cardiovascular products. Consequently, in the event of supply disruption, the Company would be able to fabricate its own components or subcontract with another supplier, albeit after a delay in the production process. Atrion Medical Products and Halkey-Roberts purchase various types of high-grade resins and other components for their manufacturing processes from various suppliers. The resins are readily available materials and, while the Company is selective in its choice of suppliers, it believes that there are no significant restrictions or limitations on supply. AlaTenn Pipeline is under no obligation to provide a gas supply to its customer.

PATENTS AND LICENSE AGREEMENTS

The Company currently has 78 active patents and 6 patents pending on products that are being sold or are in development. The Company receives royalty payments on three patents which are licensed to outside parties. The Company has licensed the rights to two patents relating to the LacriCATH product line and for one patent relating to Multiport(R) from outside parties. All of these patents and pending patents relate to current products being sold by the Company or to products still in evaluation stages.

The validity of any patents issued to the Company may be challenged by others and the Company could encounter legal and financial difficulties in enforcing its patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render the Company's patents obsolete. With the possible exception of the patent relating to the specialized tubing sets manufactured for the University of Texas System Cancer Center (M.D. Anderson Hospital), the loss of any one patent would not have a material adverse effect on the Company's current revenue base. Although the Company does not believe that patents are the sole determinant in the commercial success of its products, the loss of a significant percentage of its patents or its patents relating to a specific product line, particularly the MPS product line, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has developed technical knowledge which, although non-patentable, is considered by the Company to be significant in enabling it to compete. However, the proprietary nature of such knowledge may be difficult to protect. The Company has entered into an agreement with each key employee prohibiting such employee from disclosing any confidential information or trade secrets of the Company and prohibiting that employee from engaging in any competitive business while the employee is working for the Company and for a period of one to two years thereafter. In addition, these agreements also provide that any inventions or discoveries relating to the business of the Company by these individuals will be assigned to the Company and become the Company's sole property.

Claims by competitors and other third parties that the Company's products allegedly infringe the patent rights of others could have a material adverse effect on the Company. The medical device industry is characterized by frequent and substantial intellectual property litigation. Certain of the Company's markets are maturing and, as such, are characterized by extensive patent and other intellectual property claims, which can create greater potential than in less developed markets for possible allegations of infringement, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive and the outcome of this litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the

Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

Depending on the product and the nature of the project, the Company's medical products subsidiaries compete on the basis of their ability to provide engineering and design expertise, quality, service, product and price. As such, successful competitors must have technical strength, responsiveness and scale. The Company believes that its expertise and reputation for quality medical products have allowed it to compete favorably with respect to each such factor and to maintain long-term relationships with its customers. However, in many of the Company's markets, the Company competes with numerous other companies that have substantially greater financial resources and engage in substantially more research and development activities than the Company.

Atrion Medical Products manufactures products for certain major health care companies and is dependent on several customers for the majority of its sales. Also, since Atrion Medical Products' products are somewhat limited in number and normally are only a component of the ultimate product sold by its customers, Atrion Medical Products must continually be attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. Depending on the product and the nature of the project, Atrion Medical Products competes on the basis of its ability to provide engineering and design expertise as well as on the basis of product and price. Also, as Atrion Medical Products continues to expand its product lines, adding new products and customers, dependency on a limited number of customers will be reduced. The United States is the principal market for the LacriCATH product. There is no direct competition in the United States where both the product and surgical procedure are patent-protected. LacriCATH products are marketed directly to ophthalmologists through the Company's clinical sales specialists. Atrion Medical Products frequently designs products for a customer or potential customer, at its own expense, prior to entering into long-term development and manufacturing agreements with that customer. While certain of Atrion Medical Products' customers may internally design and develop their own products or outsource certain aspects of the design and development processes, the Company is unaware of any other companies that directly compete on the same basis as Atrion Medical Products.

To the extent that each Atrion Medical Products product is sold to a single customer, Atrion Medical Products is dependent on the ability of that customer to sell its products, of which Atrion Medical Products' products are a component. Therefore, Atrion Medical Products seeks to choose highly successful companies with which to do business. This risk is somewhat minimized by Atrion Medical Products' ability to obtain long-term, exclusive manufacturing rights while its customers have long-term marketing rights. Name-brand products, such as the LacriCATH line recently introduced, are marketed to a much larger base of customers and are not dependent on a single customer.

Halkey-Roberts competes in the medical products market and in the market for inflation devices used in marine and aviation equipment. In the medical products market where it sells check valves and medical clamps, Halkey-Roberts is a leading competitor in both areas and shares these markets with only one other major competitor in each area. In the inflation device market, Halkey-Roberts is the dominant competitor in its market areas. With the exception of one large company, Halkey-Roberts' competitors in both of these markets generate less than $50 million annually in revenues.

Numerous competitors exist for QMI's cardiovascular products, specialized tubing sets and pressure monitoring kits. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of the Company's competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, HMOs and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. In addition, the Company's competitors may use price reductions to preserve market share in their product markets.

The Company is aware of at least two cardioplegia delivery systems currently being marketed that compete with the MPS. While these products represent improvements over cardioplegia delivery systems currently in use in that they have partially integrated some of the cardioplegia equipment components, the Company believes that the MPS offers a greater range of functionality, flexibility and ease-of-use. In addition, innovations in surgical techniques or medical practices could have the effect of reducing or eliminating market demand for one or more of the Company's products.

REGULATION

Products

The manufacture and sale of medical products are subject to regulation by numerous governmental authorities, principally the Food and Drug Administration ("FDA") and corresponding foreign agencies. The research and development, manufacturing, promotion, marketing and distribution of medical products in the United States are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder ("FDC Act and Regulations"). The Company and its medical device customers are subject to inspection by the FDA for compliance with such regulations and procedures. Atrion Medical Products' and QMI's facilities are registered with the FDA.

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. The Company and its customers are subject to these inspections. The Company believes that it has met all FDA requirements, and it also believes that its medical device OEM customers are in compliance; however, if the Company or its OEM medical device customers should fail the FDA inspections, it could have an adverse impact on the Company.

Under the FDA's requirements, if a manufacturer can establish that a newly developed device is "substantially equivalent" to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established or if the FDA determines that the device requires a more rigorous review, the FDA will require that the manufacturer submit a premarket approval ("PMA") that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several or more years from the date of FDA submission. Both a 510(k) and a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. The Company believes that it and all of its current medical device OEM customers are in compliance with these rules; however, there is no assurance that the Company or its OEM customers are now, or will continue to be, in compliance with such rules. If the Company or its customers do not meet these standards, the Company's financial performance could be adversely affected. Furthermore, delays by the FDA in approving a product or a customer's product could delay the Company's expectations for future sales of certain products.

Certain products manufactured by Halkey-Roberts are also subject to regulation by the Coast Guard and the Federal Aviation Authority and similar organizations in foreign countries which regulate the safety of marine and aviation equipment. For international sales, the Company and its OEM customers are primarily responsible that the products meet the standards for the country in which the product is sold. This is true for both the medical and aviation/marine products of the Company.

Third-Party Reimbursement and Cost Containment

Many of the Company's products are purchased by hospitals and other users, which then bill various third party payors for the services provided to patients. These payors, which include Medicare, Medicaid, private insurance companies and managed care organizations, reimburse part or all of the costs and fees associated with the procedures performed with these devices.

Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and will frequently make capital expenditures to take advantage of less costly treatment technologies. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been and may in the future be reduced in the event of further changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Any amendments to existing reimbursement rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using the Company's products or the eligibility (or the extent or amount of coverage) of the Company's products could have an adverse impact on the Company's business, financial condition and results of operations. Third party payors are increasingly challenging the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application.

There can be no assurance that in the future third-party payors will continue to reimburse for the Company's products, or that their reimbursement levels will not adversely affect the profitability of the Company's products. In addition, the cost of health care has risen significantly over the past decade, and there have been and may continue to be proposals by legislators and regulators to curb these costs. Legislative action limiting reimbursement for certain procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third party payors to curb these costs. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan. Higher managed care penetration typically drives down the prices of health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot presently determine what continuing or future impact existing or proposed legislation, regulation or such third party payor measures may have on its future business, financial condition or results of operations; however, changes in reimbursement policies and practices of third-party payors could have a material adverse impact on sales of certain of the Company's products.

ADVISORY BOARD

The Company has established a Board of Clinical Advisors (the "Advisory Board"). The Advisory Board is comprised of individuals with substantial expertise in the field of myocardial protection who have played instrumental roles in the identification of the market need for MPS and its subsequent design and development. Members of the Company's management and scientific and technical staff consult closely with the Advisory Board to better understand the technical and clinical requirements of the cardiovascular surgical team and product functionality needed to meet those requirements. The Company anticipates that the Advisory Board will continue to play a similar role with respect to other products, and may assist the Company in educating other physicians in the use of the MPS and related products.

Certain members of the Advisory Board are employed by academic institutions and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to the Company. The members of the Advisory Board may also serve as consultants to other medical device companies. No members of the Advisory Board are expected to devote more than a small portion of their time to the Company.

PEOPLE

At February 28, 1998, the Company had 386 full-time employees. Employee relations are good and there has been no work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.

ITEM 2.       PROPERTIES

The headquarters of the Company are located in Allen, Texas. Atrion Medical Products owns three office buildings in Arab, Alabama. Atrion Medical Products also owns a manufacturing facility in Arab, Alabama and leases office space in Birmingham, Alabama. Halkey-Roberts leases a manufacturing facility in St. Petersburg, Florida under a ten-year operating lease which commenced in May 1996.

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

The Company has a one-year lease on Quest's facility in Allen, Texas, along with an option, exercisable prior to the end of October 1998, to buy the facility for $6.5 million. During the lease term, the facility is being used by the Company as its headquarters office and by QMI and Quest. The facility covers approximately 107,000 square feet and was constructed on a 19.2 acre tract.

The Company also currently leases approximately 4,600 square feet of office and manufacturing space in Orange County, California on a month-to-month basis. The Company plans to continue manufacturing certain cardiovascular surgery products at this facility for the foreseeable future.

AlaTenn Pipeline owns and operates a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

ITEM 3.       LEGAL PROCEEDINGS

There were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their property was the subject as of February 28, 1998.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE COMPANY

     NAME                   AGE                             TITLE
     ----                   ---                             -----
Jerry A. Howard             55      President and Chief Executive Officer of the
                                    Company and Chairman of the Board or
                                    President of all subsidiaries

Jeffery Strickland          39      Vice President and Chief Financial Officer,
                                    and Secretary and Treasurer of the Company
                                    and Vice President or Secretary-Treasurer of
                                    all subsidiaries

Richard Rabenau             56      President and Secretary of Atrion Medical
                                    Products, Inc.

Charles Gamble              57      President of Halkey-Roberts Corporation

The persons who are identified as executive officers of the Company currently serve as officers of the Company, Atrion Medical Products or Halkey-Roberts or of both the Company and certain subsidiaries. The officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries will expire at the time such meetings of the Board of Directors of the Company and its subsidiaries are held, which is anticipated to be in May 1998.

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

BRIEF ACCOUNT OF THE BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

Mr. Howard has served as President and Chief Executive Officer of the Company and Chairman of the Board and President of all other subsidiaries, except for AlaTenn Energy Marketing Company, Inc., Atrion Medical Products, Halkey-Roberts and QMI for more than five years. Mr. Howard also served as Chairman of the Board of the Company from January 1991 until January 1998. Mr. Howard has also served as Chairman of the Board of Atrion Medical Products since April 1994 and of Halkey-Roberts since May 1996. He has served as President of QMI since December 1997. Mr. Howard served as Chairman of the Board for AlaTenn Energy Marketing Company, Inc. from August 1986 until May 1997. Mr. Howard served as

Chairman of the Board, President and Chief Executive Officer of
Alabama-Tennessee from May 1985 until May 1997.

Mr. Strickland has served as Vice President and Chief Financial Officer and Secretary-Treasurer of the Company since February 1, 1997. He has served as Vice President of Atrion Medical Products and of Halkey-Roberts since January 1997 and as Vice President of QMI since December 1997. Mr. Strickland served as Vice President-Corporate Development of the Company from May 1992 to February 1997 and as Assistant Secretary and Assistant Treasurer of the Company from May 1990 until February 1997. Mr. Strickland also served as Vice President-Planning of Alabama-Tennessee from May 1992 until February 1997 and as Vice President and Chief Financial Officer and Secretary-Treasurer of Alabama-Tennessee from February 1997 until May 1997.

Mr. Rabenau has served as President and Secretary of Atrion Medical Products since April 1994. From April 1990 until April 1994, Mr. Rabenau served as President of the predecessor company, Ryder International Corporation, prior to the purchase of its assets by the Company.

Mr. Gamble has served as President of Halkey-Roberts since May 1989.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on The Nasdaq Stock Market (Symbol ATRI). As of March 23, 1998, there were approximately 2,600 stockholders in the Company, including beneficial owners holding shares in nominee or street name. The high and low closing prices as reported by Nasdaq for each quarter of 1997 and 1996 are shown below along with the quarterly cash dividends paid per share.

                                                  1997
Quarter Ended              March 31      June 30      September 30    December 31
-----------------------------------------------------------------------------------
High                         16.50        16.25          16.63           15.31
Low                          11.00        11.63          13.25           13.00
Dividends per Share            .20          .20            .10             .10
-----------------------------------------------------------------------------------
                                                  1996
Quarter Ended              March 31      June 30      September 30    December 31
-----------------------------------------------------------------------------------
High                         14.67        17.00          17.50           20.50
Low                          13.50        13.33          14.83           15.50
Dividends per Share            .20          .20            .20             .20
-----------------------------------------------------------------------------------

In January 1998, the Company's Board of Directors discontinued the payment of quarterly cash dividends. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(In thousands except per share amounts)

----------------------------------------------------------------------------------------------------------
                                             1997          1996          1995          1994        1993
----------------------------------------------------------------------------------------------------------

Revenues                               $   30,277       $ 22,121      $ 11,719      $  6,876           --(a)

(Loss) income from continuing
    operations                             (2,045)(b)        853           986          (142)          --(a)

Net income                                 17,170 (b)      6,476         5,340         4,690        7,332

Total assets                               60,942         45,433        34,317        32,183       25,288

Long-term debt (including current
    maturities)                               656          7,016         1,812         2,885           --

(Loss) income from continuing
    operations, per basic share             (0.63)          0.27           .31          (.04)          --(a)

Net income per basic share                   5.33           2.03          1.68          1.48         2.32

Dividends per share                           .60            .80           .80           .80          .80

Average basic shares outstanding            3,224          3,189         3,175         3,170        3,162

Book value per share                        15.42          10.71          9.43          8.54         7.85
----------------------------------------------------------------------------------------------------------



(a) In 1993, the Company had no material operations other than the natural gas operations which were discontinued in 1997.
(b) The 1997 amounts include an impairment loss of $3.0 million after tax and a charge for a product replacement program of $.7 million after tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

Atrion Corporation is a holding company engaged in the design, development, manufacturing, marketing, sale and distribution of proprietary products and components for the medical and health care industry. The Company's operations are conducted primarily by Atrion Medical Products, Halkey-Roberts and since January 30, 1998, QMI Medical, all of which are wholly-owned subsidiaries of the Company. Atrion Medical Products and QMI design, develop, manufacture, market, sell and distribute proprietary products for the medical and health care industry. Halkey-Roberts designs, develops, manufactures and sells proprietary medical device components and related components, all of which are used to control the flow of fluids and gases.

The Company's operations have changed significantly over the past five years. Prior to the sale of its natural gas operations in 1997 (see Discontinued Operations below), the Company's primary operations were in the natural gas pipeline and energy services business. The change in the nature of the Company's operations began in 1994 when the Company acquired Atrion Medical Products. With the completion of its fourth medical products business acquisition in early 1998 from Quest Medical, during this five-year period the Company has transitioned from operating exclusively in the natural gas business to becoming a medical products business with annual revenues which are anticipated to exceed $44 million in 1998, based on the Company's 1997 revenues and the 1997 revenues of the business purchased from Quest.

DISCONTINUED OPERATIONS

As discussed in Note 2 in the Notes to Consolidated Financial Statements, on May 30, 1997, the Company completed the sale of all of the issued and outstanding shares of common stock of Alabama-Tennessee Natural Gas Company, Tennessee River Intrastate Gas Company, Inc. and AlaTenn Energy Marketing Company, Inc. for approximately $38.2 million. In the fourth quarter of 1997, the Company's two small remaining natural gas subsidiaries, Central Gas Company and Tennessee River Development Company, sold their assets for $470,000.

The financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented, and accordingly, all financial statements for prior periods have been adjusted and restated to reclassify the natural gas operations from continuing operations to discontinued operations. The financial statements also reflect an after-tax gain on disposal of discontinued operations of $17.3 million in 1997 based upon the sale of the natural gas operations as described above.

As a result of the sale of these operations, the Company's revenues and net income since May 30, 1997 have been and are expected to be materially lower than historical levels. These operations represented 84 percent and 85 percent of the Company's total revenues and contributed approximately 87 percent and 82 percent of the Company's net income in 1996 and 1995, respectively. The after-tax income from discontinued operations, excluding the gain on disposal mentioned above, totaled $1.9 million or $.60 per basic share in 1997 compared with $5.6 million or $1.76 per basic share in 1996 and with $4.4 million or $1.37 per basic share in 1995. The 1997 amounts reflect the operation of the major portion of these discontinued operations for only the first five months in 1997. The decision to sell these natural gas operations was based on a number of factors, including the prospects for the Company's natural gas operations and the flexibility that the sale would provide to the Company to grow its medical products business with a view toward the improvement of the long-term profitability of the Company.

RESULTS OF OPERATIONS

The Company's 1997 net loss from continuing operations was $2.0 million or $.63 per basic share. This net loss in 1997 included an impairment loss on patents and goodwill of approximately $4.8 million before income taxes or $3.0 million or $.95 per basic share after taxes (see Note 3 in Notes to Consolidated Financial Statements). The net loss in 1997 also included a charge related to a product replacement program of approximately $1.1 million before income taxes or $.7 million or $.21 per basic share after taxes. Net income from continuing operations for 1997, excluding the adjustment for the impairment loss and the product replacement program charges, totaled $1.7 million or $.53 per basic share compared with net income of $.9 million or $.27 per basic share in 1996 and with $1.0 million or $.31 per basic share in 1995. Net income, including discontinued operations, for 1997 totaled $17.2 million or $5.33 per basic share compared with $6.5 million or $2.03 per basic share in 1996 and with $5.3 million or $1.68 per basic share in 1995.

Operating revenues were $30.3 million in 1997 compared with $22.1 million in 1996 and $11.7 million in 1995. The $8.2 million increase in revenues in 1997 above the 1996 level was attributable primarily to the inclusion of Halkey-Roberts sales for a full year as compared to seven months in 1996. The $10.4 million increase in revenues in 1996 above the 1995 level of $11.7 million was also mostly attributable to the inclusion of revenues from Halkey-Roberts, acquired by the Company in May 1996. This acquisition was recorded using the purchase method of accounting. Accordingly, only results from operations subsequent to the acquisition date are reflected in the Company's financial statements, and results for prior periods are not included. The Company expects its revenues from continuing operations to increase materially in 1998 in comparison to those reported for 1997 due to the inclusion of 11 months of revenues in 1998 from QMI.

The Company's cost of sales was $20.8 million in 1997 compared with $13.0 million in 1996 and $5.6 million in 1995. The increase in cost of sales for 1997 and 1996 was primarily attributable to the acquisition of Halkey-Roberts in 1996. The cost of sales in 1997 also included a charge of $.8 million for the cost of replacing certain components that were manufactured and sold by the Company. These components were used in marine inflation devices and were replaced because of a potential reliability problem. The Company recorded a charge totaling $1.1 million in the fourth quarter of 1997 for this product replacement program with $.8 million being charged to cost of sales and $.3 million being charged to selling, general and administrative expenses. The Company believes its cost of sales will increase materially in 1998 as compared with 1997 cost of sales as a result of the inclusion of 11 months of QMI's cost of sales in 1998.

Gross profits were $9.5 million in 1997 compared with $9.1 million in 1996 and $6.2 million in 1995. The increase in gross profit in 1997, as compared with 1996, was the result of the impact of a full year of operation by Halkey-Roberts offset partially by the one-time adjustment due to the product replacement charge of $.8 million. Also contributing to this increase in gross profit was $.9 million in annual service revenues from the Company's gaseous oxygen pipeline versus $.7 million for the nine months in 1996 after it was completed and placed in service in April 1996. Gross profits were negatively impacted in 1997 due to a significant decline in sales to two major OEM customers which was caused by their decision not to use the Company's product in their product kits as anticipated and reported by the Company approximately one year ago. Gross profit increased by $2.9 million in 1996 compared with 1995 due to the contribution of Halkey-Roberts in 1996 after its acquisition in May and the contribution from AlaTenn Pipeline which began operations in April 1996.

The Company's gross profit in 1997 was 31 percent of sales, which was significantly lower than the gross profit percentages of 41 percent and 52 percent in 1996 and 1995, respectively. This decline is partially attributable to the product replacement program charge in 1997. The decrease also reflects the inclusion of the sales from Halkey-Roberts which generated a gross profit percentage in 1997 and 1996 of approximately 26 percent each year, excluding the product replacement charge, which was significantly below Atrion Medical Products' historic gross profit percentage. Another factor contributing to the decline in gross profit percentage was a shift in sales from certain higher-margin products to lower-margin products in 1997.

Operating expenses were $13.9 million in 1997 compared with $7.9 million in 1996 and $4.7 million in 1995. This increase of $6.0 million between 1997 and 1996 was the result of the unfavorable adjustment for an impairment loss of $4.8 million as discussed above, along with higher operating costs due to the inclusion of a full year of Halkey-Roberts' expenses in 1997 and higher selling expenses related to the product replacement program, partially offset by lower operating expenses at Atrion Medical Products. The increase in operating expenses of $3.2 million between 1996 and 1995 was due primarily to the acquisition of Halkey-Roberts by the Company in May 1996 as well as a full year of selling, general and administrative expenses related to the LacriCATH product line, which Atrion Medical Products began marketing in early 1996. The Company expects its operating expenses to increase materially in 1998 as compared with 1997 operating expenses as a result of the inclusion of 11 months of QMI's operating expenses in 1998.

The Company's operating loss for 1997 was $4.4 million, including the charges for the impairment loss and the product replacement program. Excluding these charges, the Company had operating income in 1997 of $1.5 million compared with $1.2 million and $1.4 million in 1996 and 1995, respectively. The $.3 million increase between 1997 and 1996 was primarily the result of a full year's contribution from Halkey-Roberts' operations in 1997. The decrease of $.2 million between 1996 and 1995 was attributable to the startup costs for the LacriCATH product line and other higher operating expenses partially offset by operating income from Halkey-Roberts following its acquisition in May 1996 and the impact of the inclusion of the gaseous oxygen pipeline for nine months in 1996.

Net interest income amounted to $818,000 in 1997 compared with net interest expense in 1996 of $159,000. The increase in net interest income in 1997 was primarily attributable to investment income earned on the investment of the funds received from the sale of the natural gas businesses of the Company in May 1997, as described above. The cash received from the sale was used to retire most of the Company's outstanding debt, and the balance was invested in money market accounts and other short-term government and corporate interest-bearing investments. The decrease in net interest income of approximately $.2 million in 1996 compared with 1995 was the result of the use of cash in the acquisition of Halkey-Roberts.

Income tax benefits in 1997 totaled $1.3 million, including $2.1 million related to the impairment loss and product replacement program charges described above. Excluding these adjustments, income tax expense was $.8 million in 1997 compared with $.5 million in 1996 and $.5 million in 1995. Differences between years reflect changes in pretax income between the respective years.

The Company is currently assessing the impact of the inclusion of 11 months of QMI's operations in 1998 on the Company's gross profit and net income and is presently unable to determine how the Company's gross profit and net income for 1998 will be affected by QMI's operations.

LIQUIDITY AND CAPITAL RESOURCES

In January 1995, the Company entered into a $20 million revolving loan agreement to be utilized for the funding of operations and for major capital projects or acquisitions subject to certain limitations and restrictions (see Note 4 of Notes to Consolidated Financial Statements). The Company had no indebtedness under this loan agreement at December 31, 1997. Indebtedness under this facility totaled $5.4 million at December 31, 1996. There was no indebtedness under this facility at December 31, 1995. The term of the $20 million revolving loan facility has been extended until April 19, 1999.

As of December 31, 1997, the Company had cash and cash equivalents of $32.2 million compared with $0.2 million at December 31, 1996 and $2.8 million at the end of 1995. The Company had long-term debt of $0.7 million as of December 31, 1997 compared with $7.0 million as of December 31, 1996. The increase in cash and cash equivalents as of December 31, 1997 was due to the proceeds from the sale of the natural gas operations during 1997. The proceeds from these sales were used to pay off all long-term debt except for $0.7 million relating to outstanding borrowings on a note and on the industrial revenue bonds (see Note
4).

Cash provided by continuing operations increased to $3.0 million in 1997 compared with $1.9 million and $2.4 million in 1996 and 1995, respectively. Capital expenditures for property, plant and equipment for continuing operations totaled $1.7 million in 1997 compared with $2.3 million in 1996. Of the 1996 amount, $1.2 million was attributable to the completion of the Company's 22-mile gaseous oxygen pipeline. In 1995, capital expenditures for continuing operations totaled $2.6 million, the majority of which was attributable to the construction of the gaseous oxygen pipeline. The most significant uses of cash flow in 1997 were the retirement of long-term debt of $6.3 million, capital expenditures of $1.7 million and the payment of $1.9 million in dividends on common stock.

The acquisition of certain assets of Quest in January 1998 (see Note 14) used approximately $23.6 million of the Company's existing cash balance. The Company believes that its remaining cash and cash equivalents, cash flows from operations, borrowings available under the Company's revolving loan agreement and other equity or debt financing, which the Company believes would be available, will be sufficient to fund operations, potential projects and budgeted capital expenditures over the next two years.

In January 1998, the Board of Directors discontinued the payment of quarterly cash dividends. Such action was taken to facilitate the Company's growth strategy as well as to bring the Company's dividend policy more into line with other companies in the medical products industry.

IMPACT OF INFLATION

The Company experiences the effects of inflation primarily in the prices it pays for labor, materials and services. Over the last three years, the Company has experienced the effects of moderate inflation in these costs. At times, the Company has been able to offset a portion of these increased costs by increasing the sales prices of its products. However, competitive pressures have not allowed for full recovery of these cost increases.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires companies to disclose descriptive information about an entity's capital structure. It also requires disclosure of information about the liquidation preference of preferred stock and redeemable stock. SFAS No. 129 is effective for the Company's fiscal year ending December 31, 1998. The Company does not expect that SFAS No. 129 will require significant revision of prior disclosures.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt

SFAS No. 130 for its fiscal year ending December 31, 1998. Management does not expect SFAS No. 130 to have a significant impact on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for financial statements for the Company's fiscal year ending December 31, 1998. The Company does not expect that SFAS No. 131 will require significant revision of prior disclosures.

YEAR 2000 INITIATIVE

The Company has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

FORWARD-LOOKING STATEMENTS

The statements in this Management's Discussion and Analysis and elsewhere in this Annual Report that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusions of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding growth prospects in the medical products industry, opportunities to achieve manufacturing and marketing synergies, future revenues, future cost of sales, future expenses, capital liquidity position, compliance with financial covenants and long-term profitability. Words such as "anticipates," "believes," "intends," "expects," "estimated," and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to the following: changing economic, market and business conditions, the effects of governmental regulation, the impact of competition and new technologies, slower-than-anticipated introduction of new products or implementation of marketing strategies, changes in the prices of raw materials, the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and the Board of Directors of Atrion Corporation:

We have audited the accompanying consolidated balance sheets of Atrion Corporation (formerly AlaTenn Resources, Inc.) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/Arthur Andersen LLP

Atlanta, Georgia
February 20, 1998

CONSOLIDATED STATEMENTS OF INCOME
(FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995)




---------------------------------------------------------------------------------------------
                                                          1997           1996          1995
---------------------------------------------------------------------------------------------
                                                      (In thousands, except per share amounts)

REVENUES                                               $ 30,277       $ 22,121       $ 11,719
COST OF GOODS SOLD                                       20,755         13,033          5,567
---------------------------------------------------------------------------------------------
GROSS PROFIT                                              9,522          9,088          6,152
---------------------------------------------------------------------------------------------

OPERATING EXPENSES:
      Selling                                             2,413          1,799            661
      General and Administrative                          5,552          5,062          3,126
      Research and Development                            1,147          1,003            928
      Impairment Loss (Note 3)                            4,797              0              0
---------------------------------------------------------------------------------------------
                                                         13,909          7,864          4,715
---------------------------------------------------------------------------------------------

OPERATING (LOSS) INCOME                                  (4,387)         1,224          1,437

INTEREST INCOME (EXPENSE), NET                              818           (159)            29
OTHER INCOME, NET                                           241            262             67
---------------------------------------------------------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES                        (3,328)         1,327          1,533

INCOME TAX BENEFIT (PROVISION) (NOTE 5)                   1,283           (474)          (547)
---------------------------------------------------------------------------------------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                 (2,045)           853            986

INCOME FROM DISCONTINUED OPERATIONS,
  NET OF TAX (NOTE 2)                                     1,923          5,623          4,354
GAIN ON DISPOSAL OF DISCONTINUED
  OPERATIONS, NET OF TAX (NOTE 2)                        17,292              0              0
---------------------------------------------------------------------------------------------

NET INCOME                                             $ 17,170       $  6,476       $  5,340
=============================================================================================

(LOSS) EARNINGS PER BASIC SHARE:
      Continuing Operations                            $  (0.63)      $   0.27       $   0.31
      Discontinued Operations                              0.60           1.76           1.37
      Gain on Disposal of Discontinued Operations          5.36           0.00           0.00
---------------------------------------------------------------------------------------------

NET INCOME PER BASIC SHARE                             $   5.33       $   2.03       $   1.68
=============================================================================================

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING                 3,224          3,189          3,175
=============================================================================================


(LOSS) EARNINGS PER DILUTED SHARE:
      Continuing Operations                            $  (0.63)      $   0.26       $   0.30
      Discontinued Operations                              0.60           1.73           1.34
      Gain on Disposal of Discontinued
        Operations                                         5.36           0.00           0.00
---------------------------------------------------------------------------------------------

NET INCOME PER DILUTED SHARE                           $   5.33       $   1.99       $   1.64
=============================================================================================

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING               3,224          3,253          3,244
=============================================================================================



The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996






--------------------------------------------------------------------------------------------
ASSETS:                                                                  1997         1996
--------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents                                             $32,172      $   144
  Accounts receivables, net                                               2,897        3,658
  Inventories (Note 1)                                                    3,960        3,712
  Prepaid expenses                                                          337          486
--------------------------------------------------------------------------------------------
                                                                         39,366        8,000
--------------------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT:
  Original cost (Note 1)                                                 15,617       13,932
  Less accumulated depreciation and amortization                          2,475        1,252
--------------------------------------------------------------------------------------------
                                                                         13,142       12,680
--------------------------------------------------------------------------------------------


OTHER ASSETS AND DEFERRED CHARGES:
  Patents, net of accumulated amortization of $5,342 and $1,184 in
     1997 and 1996, respectively (Notes 1 and 3)                            908        5,066
  Goodwill, net of accumulated amortization of $1,733 and $392 in
     1997 and 1996, respectively (Notes 1 and 3)                          4,862        6,198
  Other                                                                   2,664          795
--------------------------------------------------------------------------------------------
                                                                          8,434       12,059
--------------------------------------------------------------------------------------------

NET ASSETS - DISCONTINUED OPERATIONS (NOTE 2)                                 0       12,694
--------------------------------------------------------------------------------------------

============================================================================================
                                                                        $60,942      $45,433
============================================================================================


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                                                 1997                 1996
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (IN THOUSANDS)
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 4)                                                      $   453             $   703
  Accounts payable and accrued liabilities                                                             5,042               2,922
  Accrued income and other taxes                                                                         278                  22
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       5,773               3,647
---------------------------------------------------------------------------------------------------------------------------------


LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 4)                                                         203               6,313
---------------------------------------------------------------------------------------------------------------------------------


OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes (Note 5)                                                           3,948                 801
  Other                                                                                                1,032                 253
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       4,980               1,054
---------------------------------------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY:
  Common stock, par value $0.10 per share, authorized 10,000,000 shares,
    issued 3,419,953 shares in 1997 and 1996 (Note 1)                                                    342                 342
  Paid-in capital                                                                                      6,395               6,205
  Retained earnings (Note 9)                                                                          44,681              29,451
  Treasury shares, 177,949  shares in 1997 and 205,299 shares in 1996, at cost (Note 6)               (1,432)             (1,579)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      49,986              34,419
---------------------------------------------------------------------------------------------------------------------------------



=================================================================================================================================
                                                                                                     $60,942             $45,433
=================================================================================================================================


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS (For the years ended December 31, 1997, 1996 and 1995)



----------------------------------------------------------------------------------------------------------------
                                                                                    1997       1996       1995
----------------------------------------------------------------------------------------------------------------
                                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 17,170   $  6,476   $ 5,340
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Income from discontinued operations                                            (1,923)    (5,623)   (4,354)
     Gain on disposal of discontinued operations (Note 2)                          (17,292)         0         0
     Depreciation and amortization                                                   1,948      1,490     1,391
     Deferred income taxes                                                          (1,928)       670        80
     Impairment loss (Note 3)                                                        4,797          0         0
     Other                                                                            (548)      (136)     (479)
----------------------------------------------------------------------------------------------------------------
                                                                                     2,224      2,877     1,978
  Changes in current assets and liabilities:
     (Increase) decrease in  accounts receivable                                       761       (277)      192
     (Increase)  in other current assets                                               (34)      (120)     (129)
     Increase (decrease) in accounts payable                                          (205)      (357)      413
     Increase (decrease) in other current liabilities                                  280       (248)      (67)
----------------------------------------------------------------------------------------------------------------
 Net cash provided by continuing operations                                          3,026      1,875     2,387
 Net cash provided by discontinued operations (Note 2)                                 310      6,603     6,617
----------------------------------------------------------------------------------------------------------------
                                                                                     3,336      8,478     9,004
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of subsidiary companies  (Note 2)                                             0    (11,650)        0
  Proceeds from disposal of discontinued operations                                 38,448          0         0
  Property, plant and equipment additions                                           (1,695)    (2,263)   (2,570)
  Discontinued operations property, plant and equipment additions                      (78)      (257)     (510)
----------------------------------------------------------------------------------------------------------------
                                                                                    36,675    (14,170)   (3,080)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in long-term indebtedness                                 (6,341)     5,167    (1,073)
  Issuance of treasury stock                                                           424        408        60
  Purchase of treasury stock                                                          (126)         0         0
  Cash dividends paid                                                               (1,940)    (2,550)   (2,540)
----------------------------------------------------------------------------------------------------------------
                                                                                    (7,983)     3,025    (3,553)
----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                32,028     (2,667)    2,371

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           144      2,811       440
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $ 32,172   $    144   $ 2,811
================================================================================================================

CASH PAID FOR:
  Interest (net of capitalized amounts)                                           $    285   $    425   $   207
  Income taxes (net of refunds)                                                      2,938      3,506     2,931



The accompanying notes to consolidated financial statements are an integral part of these statements.

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Atrion Corporation is a holding company that designs, develops, manufactures and markets products for the medical and health care industry. As of December 31, 1997 the principal subsidiaries of the Company were Atrion Medical Products, Inc. and Halkey-Roberts Corporation.

      Principles of Consolidation
      The consolidated financial statements include the accounts of Atrion Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

      Cash and Cash Equivalents
      Cash equivalents are securities with original maturities of 90 days or less.

      Inventory
      Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                                        December 31,
                                                     1997         1996
            ------------------------------------------------------------
            Raw materials                          $ 2,962       $ 2,715
            Finished goods                             863           949
            Work in process                            299           178
            Reserve for obsolescence                  (164)         (130)
            ------------------------------------------------------------
            Net inventory                          $ 3,960       $ 3,712
            ------------------------------------------------------------

      Property, Plant and Equipment
      Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost as of December 31, 1997 and 1996 (in thousands):

                                                         December 31,
                                                      1997          1996
            -------------------------------------------------------------
            Land                                     $   413      $   413
            Buildings                                  3,040        2,962
            Facilities and equipment                  12,164       10,557
            -------------------------------------------------------------
            Total property, plant and equipment      $15,617      $13,932
            -------------------------------------------------------------

      Goodwill and Patents
      Goodwill represents the excess of cost over the fair market value of tangible and identifiable intangible net assets acquired. Values assigned to patents were agreed to at the time of the acquisition between selling and acquiring parties. Goodwill is being amortized over twenty-five years and patents are being amortized over the remaining

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      lives of the individual patents. Carrying values of patents and goodwill are periodically evaluated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121 (see Note 3).

      Research and Development Costs
      Research and development costs relating to the development of new products and improvements of existing products are expensed as incurred.

      Revenues
      The Company recognizes revenues from sales when products are shipped to customers. Allowances are made for bad debts where appropriate and are reviewed periodically.

      Income Taxes
      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach used under SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company's other assets and liabilities (see Note 5).

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

      Financial Presentation
      Certain prior-year amounts have been reclassified to conform with current-year presentation.

(2)   ACQUISITIONS, DISPOSITIONS AND MERGERS OF ASSETS AND SUBSIDIARIES

      Disposal of Natural Gas Operations
      During 1997, the Company disposed of all of its natural gas operations. During the second quarter of 1997, the Company sold all the issued and outstanding shares of common stock of Alabama-Tennessee Natural Gas Company, Tennessee River Intrastate Gas Company Inc. and AlaTenn Energy Marketing Company, Inc. to Midcoast Energy Resources, Inc. ("Midcoast") for $38,178,000 in cash. In addition, certain annual contingent deferred payments of up to $250,000 per year are to be paid by Midcoast to the Company over an eight-year period beginning in 1999 with the amount paid each year to be dependent upon revenues received by Midcoast from certain gas transportation contracts.

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      During the fourth quarter of 1997, the Company also sold the assets of its two remaining small natural gas subsidiaries, Central Gas Company and Tennessee River Development Company, to the City of Florence, Alabama for $470,000, consisting of $270,000 in cash and a note in the amount of $200,000.

      The consolidated financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented, and accordingly, all consolidated financial statements for prior periods have been adjusted and restated to remove the natural gas operations from continuing operations. Income from discontinued operations was $1,923,000, $5,623,000 and $4,354,000 for the years ended December 31, 1997, 1996 and 1995, respectively, net of income tax expense of $1,099,000, $3,203,000 and $2,484,000, respectively. The consolidated financial statements also reflect a gain on disposal of discontinued operations of $17,292,000, net of income tax expense of $7,340,000 in 1997 based upon the sale of the natural gas operations as described above.

      During 1996, the Company sold the assets of one of its small natural gas distribution companies, Hardin County Gas Company. Subsequent to the end of 1996, the Company dissolved Hardin County Gas Company as well as another inactive subsidiary, North Mississippi Natural Gas Corporation.

      Acquisition of Halkey-Roberts Corporation
      On May 21, 1996, the Company acquired Halkey-Roberts, a company that designs, develops, manufactures and sells proprietary medical device components and related components, all of which are used to control the flow of fluids and gases, from Fenway Partners, Inc., a New York-based private investment firm ("Fenway"). The Company purchased all of the outstanding stock of Halkey-Roberts for $11.65 million in cash, including postclosing adjustments. Halkey-Roberts is based in St. Petersburg, Florida. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets and liabilities acquired based on their estimated fair value at the date of acquisition. The excess of the consideration paid over the estimated fair value of the net assets acquired of $3.7 million was recorded as goodwill and is being amortized over 25 years. Only results from operations subsequent to the acquisition date are reflected in the accompanying consolidated financial statements.

      On May 21, 1996, Halkey-Roberts leased the land, building and building improvements in St. Petersburg, Florida, which serve as Halkey-Roberts' headquarters and manufacturing facility from HRC Properties, Inc., an affiliate of Fenway, under a ten-year lease. The lease provides for monthly payments, including certain lease payment escalators and provides for certain termination, sublease and assignment rights. The Company has guaranteed Halkey-Roberts' payment and performance obligations under the lease. The lease is being accounted for as an operating lease, and the rental expense for the years ended December 31, 1997 and 1996 was $332,000 and $200,000, respectively. Future minimum rental commitments under this lease are $319,000, $328,000, $337,000, $347,000 and $137,000,
      respectively, over each of the next five years.

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      The following table presents unaudited consolidated selected financial data on a pro forma basis assuming the purchase of Halkey-Roberts had occurred as of January 1, 1996. The unaudited consolidated pro forma data reflect certain assumptions which are based on estimates. The unaudited consolidated pro forma combined results presented have been prepared for comparative purposes only and are not necessarily indicative of actual results that would have been achieved had the acquisition occurred at the beginning of the period presented or of future results.

                                                         Twelve Months Ended
                                                          December 31, 1996
                                                            (In thousands)
        -----------------------------------------------------------------------
        Operating revenues                                    $28,184
        Income from continuing operations                       1,094
        Net income                                              6,718
        Net income per basic share                               2.10
        -----------------------------------------------------------------------

      Merger of Subsidiaries
      During 1997, Central Gas Company and Tennessee River Development Company, after the sale of their assets as described above, were merged into AlaTenn Pipeline Company, Inc., which was the surviving corporation. During 1996, the Company merged two medical products subsidiaries, Atrion Medical Products, Inc. and Ryder International Corporation, and changed the name of the surviving corporation to Atrion Medical Products, Inc. In 1996, AlaTenn Pipeline Company, Inc. and Vulcan Oil and Gas Company were merged with AlaTenn Pipeline Company, Inc. continuing as the surviving corporation.

(3)   IMPAIRMENT LOSS

      Effective January 1, 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Accordingly, the Company periodically analyzes the recoverability of certain of its long-lived assets (including patents and related goodwill). In the fourth quarter of 1997, the Company determined that an impairment had occurred with respect to certain of its patents. This determination was made by estimating the net future cash flows expected from its identifiable patents. With respect to any identified patent, if the sum of the undiscounted net future cash flows was less than the net book value of the patent and related goodwill, an impairment loss was recognized and measured based on discounted net cash flows. As a result of this review, the Company recognized an impairment loss in the amount of $4,797,000 in the fourth quarter of 1997. The impairment loss is reflected as an increase in accumulated amortization in the consolidated balance sheets.

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(4)   LONG-TERM DEBT AND OTHER BORROWINGS

      Long-term debt as of December 31 consisted of the following (in thousands):

                                               1997         1996
         -------------------------------------------------------
         Revolving credit agreement            $  0       $5,388
         Industrial revenue bonds               406          628
         Notes payable                          250        1,000
         -------------------------------------------------------
                                                656        7,016
         Less amounts due in one year           453          703
         -------------------------------------------------------
                                               $203       $6,313
         -------------------------------------------------------

      The Company has a $20 million revolving credit agreement with a regional bank. Under this agreement, there is a $10 million unsecured revolving facility and a $10 million revolving facility which must be secured at the time it is used. The term of the agreement has been extended through April 19, 1999. At any time during the term of the agreement, the Company may convert any or all outstanding amounts, under either facility, to a secured term loan with a minimum maturity of two years. The Company's ability to borrow funds under the secured and unsecured credit facilities is contingent on meeting certain covenants in the loan agreement. At December 31, 1997, the Company was in compliance with all covenants. At December 31, 1997, the Company had no borrowings under the revolving credit agreement.

      The industrial revenue bonds are due and payable in semiannual installments of $101,500. Such bonds bear interest at 70 percent of the prime rate with a minimum rate of 6 percent and are secured by Atrion Medical Products' land, buildings and equipment and by a Company guaranty. In April 1994, Atrion Medical Products executed a promissory note for $1.0 million to the former owner of the business. The note is due in four quarterly installments beginning July 1, 1997, with interest to be paid quarterly at 6 percent on the unpaid balance. The last payment on this note is due April 1, 1998.

      The aggregate maturities of long-term debt are as follows:

                        1998               1999
                            (In thousands)
                  ---------------------------------
                        $453               $203
                  ---------------------------------

      On December 31, 1997, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt on the consolidated balance sheet. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to the Company for debt instruments with similar terms and remaining maturities.

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(5)   INCOME TAXES

      The items comprising income tax (benefit) expense for continuing operations are as follows:

                                            1997       1996      1995
                                                   (In thousands)
---------------------------------------------------------------------
Current  -- Federal                       $   (42)    $(49)     $469
         -- State                               2      (25)       16
---------------------------------------------------------------------
                                              (40)     (74)      485

Deferred  -- Federal                       (1,134)     504        34
          -- State                           (109)      44        28
---------------------------------------------------------------------
                                           (1,243)     548        62
---------------------------------------------------------------------

Total income tax (benefit) expense        $(1,283)    $474      $547
---------------------------------------------------------------------

Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                               1997         996
                                                                (In thousands)
            --------------------------------------------------------------------
            Deferred tax assets:
            Benefit plans                                     $  495      $  175
            Other, net                                         2,479         286
            --------------------------------------------------------------------
              Subtotal                                         2,974         461
              Valuation allowance                                 --          --
            --------------------------------------------------------------------
              Total deferred tax assets                       $2,974      $  461
            --------------------------------------------------------------------

            Deferred tax liabilities:
            Depreciation and basis differences                $1,322      $  859
            Pensions                                             489          --
            Other, net                                         5,111         403
            --------------------------------------------------------------------
              Total deferred tax liabilities                  $6,922      $1,262
            --------------------------------------------------------------------

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      Total income tax (benefit) expense for continuing operations differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                         1997          1996       1995
                                                                  (In thousands)
--------------------------------------------------------------------------------------
  Income tax (benefit) expense at the statutory
     federal income tax rate                           $(1,132)        $451       $521
  Increase (decrease) resulting from:
     State income taxes                                   (106)          19         44
     Tax exempt interest                                   (38)          --         --
     Other, net                                             (7)           4        (18)
---------------------------------------------------------------------------------------
  Total income tax (benefit) expense                   $(1,283)        $474       $547
---------------------------------------------------------------------------------------

(6)   COMMON STOCK

      The Company utilized 37,050 and 36,075 treasury shares in 1997 and 1996, respectively, to make distributions under its Restricted Shares Compensation Plan for Nonemployee Directors and in connection with the exercise of options under its 1994 Key Employee Stock Incentive Plan and 1990 Stock Option Plan (see Note 8). On May 4, 1995, the Board of Directors of the Company authorized a program under which the Company may repurchase up to 100,000 shares of its common stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. In 1997, the Company repurchased 9,700 shares of its common stock under the Stock Repurchase Program. On November 7, 1996, the Board of Directors of the Company approved a three-for-two stock split that was effected in the form of a stock dividend of one share for every two common shares outstanding. Cash was paid in lieu of fractional shares. The split increased the number of shares of common stock issued to 3.4 million. At December 31, 1997, there were 177,949 shares of common stock being held in treasury and the cost of the shares is shown as a reduction in stockholders' equity in the consolidated balance sheets. Per share information has been restated to reflect the split for all periods presented.

      The Company has a Common Share Purchase Rights Plan which is intended to protect the interests of stockholders in the event of a hostile attempt to take over the Company. The Rights, which are not presently exercisable and do not have any voting powers, represent the right of the Company's stockholders to purchase at a substantial discount, upon the occurrence of certain events, shares of common stock of the Company or of an acquiring company involved in a business combination with the Company.

(7)   EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in the consolidated financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of earnings per share data. SFAS No. 128 is effective for periods ending after December 15, 1997, including interim periods. The Company adopted SFAS No.

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      128 for its fiscal year ended December 31, 1997. The following is a reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings (loss) per share as presented in the consolidated statements of income:

                                                       1997        1996        1995
                                                             (In thousands)
-----------------------------------------------------------------------------------
Weighted average basic shares outstanding             3,244       3,189       3,175
Add: Effect of dilutive securities
     (options and warrants)                              --          64          69
-----------------------------------------------------------------------------------
Weighted average diluted shares outstanding           3,224       3,253       3,244
-----------------------------------------------------------------------------------

      For the year ended December 31, 1997, there was no difference between basic and diluted weighted average shares outstanding as potential shares of common stock (options, warrants) would have an antidilutive effect on the resulting net loss per share from continuing operations.

(8)   STOCK OPTION PLANS

      During 1997, the stockholders of the Company approved the adoption of the Company's 1997 Stock Incentive Plan. The 1997 Stock Incentive Plan provides for the grant to key employees of incentive and nonqualified stock options, stock appreciation rights, restricted stock and performance shares. In addition, under the 1997 Stock Incentive Plan, outside directors (directors who are not employees of the Company or any subsidiary) receive automatic annual grants of nonqualified stock options. The aggregate number of shares of common stock reserved for grants under the 1997 Stock Incentive Plan is the sum of 300,000 shares and the number of shares reserved for issuance under prior plans in excess of the number of shares as to which options have been granted, including any shares subject to previously granted options that lapse, expire, terminate or are canceled. The purchase price of incentive options must be at least equal to the fair market value of such shares on the date of grant. The purchase price for nonqualified options and restricted and performance shares is fixed by the Compensation Committee. The options granted become exercisable as determined by the Compensation Committee and expire no later than ten years after the date of grant. During 1994 and 1990, the stockholders of the Company approved the adoption of the Company's 1994 Key Employee Stock Incentive Plan and 1990 Stock Option Plan which provided for the grant to key employees of incentive and nonqualified options to purchase shares of common stock of the Company.

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


Option transactions, adjusted for the three-for-two stock split, for the years 1995, 1996 and 1997 are as follows:

                                                  Shares      Price Per Share
------------------------------------------------------------------------------
Options outstanding at December 31, 1994          167,025    $ 6.75  -- 16.08
     Granted in 1995                               66,150    $12.00
     Expired in 1995                               (2,250)   $15.17
     Exercised in 1995                             (2,700)   $ 6.75  -- 11.67
------------------------------------------------------------------------------
Options outstanding at December 31, 1995          228,225    $ 6.75  -- 16.08
     Granted in 1996                               32,550    $13.83  -- 17.00
     Expired in 1996                               (3,150)   $11.67  -- 15.17
     Exercised in 1996                            (31,875)   $ 9.92  -- 16.08
------------------------------------------------------------------------------
Options outstanding at December 31, 1996          225,750    $ 6.75  -- 17.00
     Granted in 1997                              113,200    $13.25  -- 14.88
     Expired in 1997                              (41,100)   $11.67  -- 15.17
     Exercised in 1997                            (33,850)   $ 6.75  -- 15.17
------------------------------------------------------------------------------
Options outstanding at December 31, 1997          264,000    $ 9.92  -- 17.00
------------------------------------------------------------------------------

      As of December 31, 1997, options for 99,200 of the above-listed shares were exercisable and there remained 243,575 shares for which options may be granted in the future under the 1997 Stock Incentive Plan.

      The Company accounts for stock options under Accounting Principles Board ("APB") Opinion No. 25, which requires compensation costs to be recognized only when the option price differs from the market price at the grant date. SFAS No. 123 "Accounting for Stock-Based Compensation," allows a company to follow APB Opinion No. 25 with an additional disclosure that shows what the Company's pro forma net income would have been using SFAS No. 123.

      Pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995:

                                       1997         1996      1995
--------------------------------------------------------------------
Risk-free interest rate                 6.7%         6.8%       6.7%
Dividend yield                          0.0%         5.4%       5.3%
Volatility factor                        25%          29%        18%
Weighted average expected life       7 YEARS     10 years   10 years
--------------------------------------------------------------------

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and earnings per basic share were as follows:

                                                        1997         1996        1995
         -----------------------------------------------------------------------------
         Net income - as reported                      $17,170      $6,476      $5,340
         Net income - pro forma                        $17,020      $6,461      $5,326
         Earnings per basic share - as reported        $  5.33      $ 2.03      $ 1.68
         Earnings per basic share - pro forma          $  5.28      $ 2.03      $ 1.68
         Weighted average fair value of options
              granted during the year                  $  6.10      $ 3.50      $ 3.40
         -----------------------------------------------------------------------------

(9)   RETAINED EARNINGS

      The following is a recap of changes in consolidated retained earnings for the years ended December 31, 1997, 1996 and 1995:

                                                          1997      1996       1995
                                                              (In thousands)
         ---------------------------------------------------------------------------
         Balance, beginning of year                     $29,451   $25,525    $22,725
         Add: Net income for the year                    17,170     6,476      5,340
         Deduct: Cash dividends, $0.60 per share in
                 1997, $0.80 in 1996 and 1995            (1,940)   (2,550)    (2,540)
         ---------------------------------------------------------------------------
         Balance, end of year                           $44,681   $29,451    $25,525
         ---------------------------------------------------------------------------

(10)  REVENUES FROM MAJOR CUSTOMERS

      In 1997, approximately $4.9 million (16.3 percent) of the Company's operating revenues were attributable to one customer.

      In 1996, approximately $5.9 million (26.6 percent) of the Company's operating revenues were attributable to one customer.

      In 1995, approximately $7.3 million (62.1 percent), $1.7 million (14.5 percent) and $1.2 million (10.2 percent) of the Company's operating revenues were attributable to three customers.

(11)  EMPLOYEE RETIREMENT AND BENEFIT PLANS

      A noncontributory retirement plan is maintained for all regular employees of the Company. The plan provides benefits based on years of service and other factors. The Company's funding policy is to make the annual contributions required by applicable regulations and recommended by its actuary.

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      Net pension income for 1997, 1996 and 1995 included the following components:

                                                  1997        1996        1995
                                                         (In thousands)
         ---------------------------------------------------------------------
         Service cost                            $ 124       $ 151       $ 112
         Interest cost                             248         305         287
         Actual return on assets                  (966)       (633)       (919)
         Curtailment gain                         (807)         --          --
         Net amortization and deferral             489         168         509
         ---------------------------------------------------------------------
         Net periodic pension income             $(912)      $  (9)      $ (11)
         ---------------------------------------------------------------------

      The following schedule sets forth the plan's funded status as of December 31, 1997 and 1996 and the amounts recognized in the Company's consolidated balance sheets during those years:

                                                                        1997          1996
                                                                          (In thousands)
         -----------------------------------------------------------------------------------
           Actuarial present value of benefit obligation:
              Vested                                                   $ 2,720       $ 3,485
              Nonvested                                                     86            55
         -----------------------------------------------------------------------------------
           Accumulated benefit obligation                              $ 2,806       $ 3,540
         -----------------------------------------------------------------------------------

           Projected benefit obligation                                $(2,806)      $(4,314)
           Plan assets at fair value                                     5,498         5,583
         -----------------------------------------------------------------------------------
           Plan assets in excess of projected
              benefit obligation                                         2,692         1,269
           Unrecognized net gain                                          (921)         (335)
           Unrecognized net assets at date of
              initial adoption                                            (423)         (498)
         -----------------------------------------------------------------------------------
           Prepaid pension asset                                       $ 1,348       $   436
         -----------------------------------------------------------------------------------

      As reflected in the December 31, 1997 pension income table above, the Company recognized a curtailment gain of $807,000 in connection with the sale of Alabama-Tennessee Natural Gas Company. In accordance with SFAS No. 88, "Employer Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," the curtailment gain is reflected as a component of the gain on disposal of discontinued operations (see Note 2).

      The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation shown above was 7.25 percent in both 1997 and 1996. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation shown above was 6 percent in both 1997 and 1996. The expected long-term rate of return on assets was 8 percent in both years. At December 31, 1997, plan assets were invested in all cash and cash equivalents due to

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      a pending change in the plan investment manager on January 1, 1998. On January 3, 1998, the new investment manager invested the plan assets into new mutual funds with approximately 70 percent in equity securities, 25 percent in fixed income securities and 5 percent in cash and cash equivalents.

      Effective July 1, 1992, the Company adopted a nonqualified Supplemental Executive Retirement Plan ("SERP") which provides additional pension benefits to certain executive officers of the Company. Expense recognized in connection with the SERP in 1997, 1996 and 1995 was $100,000, $78,000 and $69,000, respectively.

      The Company also sponsors defined contribution plans for all employees. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plans. The Company's contribution under these plans was $352,000 in 1997, $375,000 in 1996 and $245,000 in 1995.

      The Company previously provided certain postretirement health care and life insurance benefits to full-time employees of its natural gas operations. After the disposal of the natural gas operations in 1997, the Company no longer has any obligations for such postretirement benefits.

(12)  LEGAL PROCEEDINGS

      The Company is subject to legal proceedings and third-party claims which arise in the ordinary course of business. In the opinion of management, the amount of potential liability with respect to these actions will not materially affect the Company's financial position or results of operations.

(13)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly financial data for 1997 and 1996 are as follows:

      Quarter              Operating            Operating                         Earnings (Loss) Per
       Ended               Revenue           Income (Loss)      Net Income (Loss)    Basic Share
-----------------------------------------------------------------------------------------------------
                                  (In thousands except per share amounts)
-----------------------------------------------------------------------------------------------------
      03/31/97             $7,946              $   491             $ 1,631             $0.50
      06/30/97              8,138                  677              18,067              5.62
      09/30/97              7,292                  432                 638              0.19
      12/31/97              6,901               (5,987)             (3,166)             (.98)
----------------------------------------------------------------------------------------------------

      03/31/96             $3,078              $   (55)            $ 2,099             $0.66
      06/30/96              5,251                  373               1,447              0.46
      09/30/96              7,363                  783               1,759              0.55
      12/31/96              6,429                  123               1,171              0.36
----------------------------------------------------------------------------------------------------

      The fourth quarter of 1997 amounts include charges for an impairment loss and a product replacement program totaling $5,897,000 ($3,737,000 after tax) or $1.16 per basic share.

                               ATRION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)  SUBSEQUENT EVENT (UNAUDITED)

      On January 30, 1998, the Company, through a newly formed subsidiary, purchased certain assets of Quest Medical, Inc. ("Quest"). The assets acquired from Quest are those that Quest used in its cardiovascular and intravenous fluid delivery business. The purchase price for the net assets acquired was $23.6 million in cash. Goodwill and other intangible assets to be recorded on this transaction total approximately $12.0 million. The transaction will be accounted for using the purchase method of accounting. This transaction is subject to certain postclosing adjustments tied to the asset and liability values as reflected on the closing balance sheet. Total revenues for the twelve months ended December 31, 1997 produced by the business acquired from Quest totaled approximately $14.3 million.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information for this item relating to directors of the Company is incorporated by reference from the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 12, 1998.

EXECUTIVE OFFICERS

The information for this item relating to executive officers of the Company is set forth on pages 11 through 12 of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 12, 1998.


ITEM 11.    EXECUTIVE COMPENSATION

The information for this item is incorporated by reference from the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 12, 1998.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The information for this item is incorporated by reference from the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 12, 1998.

SECURITY OWNERSHIP OF MANAGEMENT

The information for this item is incorporated by reference from the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 12, 1998.

CHANGES IN CONTROL

The Company knows of no arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8--K

(a)    1.   Financial Statements: See Item 8: "Financial Statements and
            Supplementary Data" and financial statement pages attached hereto.

       2. Financial Statement Schedules: All financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

       3. Exhibits: (Numbered in accordance with Item 601 of Regulation S-K) The exhibits listed below are filed as part of this 1997 Form 10-K Report. Those exhibits previously filed and incorporated herein by reference are identified by a note reference to the previous filing.

(b)    Reports on Form 8-K:
       No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

      EXHIBIT
      NUMBERS                            DESCRIPTION
      -------                            -----------

         2a       Stock Purchase Agreement, dated May 21, 1996, between Fenway
                  Holdings, L.L.C. and Atrion Corporation(1)
         2b       Asset Purchase Agreement, dated March 19, 1997, between Atrion
                  Corporation and Midcoast Energy Resources, Inc.(2)
         2c       Asset Purchase Agreement, dated as of December 29, 1997, by and among Quest Medical, Inc., QMI Acquisition Corp. and
                  Atrion Corporation(3)
         2d       Agreement and Plan of Merger of Atrion Corporation, a Delaware
                  Corporation, and Atrion Corporation, an Alabama Corporation,
                  dated January 2, 1997(4)
         3a       Certificate of Incorporation of Atrion Corporation, dated
                  December 30, 1996(5)
         3b       Bylaws of Atrion Corporation (6)
         4a       Rights Agreement, dated as of February 1, 1990, between
                  AlaTenn Resources, Inc. and American Stock Transfer & Trust
                  Company which includes the form of Right Certificate as
                  Exhibit A and the Summary of Rights to Purchase Common Shares
                  as Exhibit B(7)
         10a*     Change in Control Agreement between AlaTenn Resources, Inc.
                  and Jerry A. Howard, dated October 23, 1987, and amendment dated March 11, 1988(8)
         10b*     1990 Stock Option Plan(9)
         10c*     Form of Incentive Stock Option Agreement(10)
         10d*     Restricted Shares Compensation Plan for Non-Employee Directors
                  adopted May 6, 1991(11)
         10e*     Alabama-Tennessee Natural Gas Company Non-Employee Directors
                  Deferral Plan(12)
         10f*     Alabama-Tennessee Natural Gas Company Supplemental Executive
                  Retirement Plan(13)
         10g*     Alabama-Tennessee Natural Gas Company Supplemental Executive
                  Thrift Plan(14)
         10h*     1994 Key Employee Stock Incentive Plan(15)
         10i*     Form of Incentive Stock Option Agreement(16)
         10j*     Atrion Corporation 1997 Stock Incentive Plan(17)
         21       Subsidiaries of Atrion Corporation as of December 31, 1997(17)
         23       Consent of Arthur Andersen LLP(17)
         27       Financial Data Schedules (filed electronically only)(17)

       NOTES
       -----
         (1)      Filed as Exhibit 2 to Form 8-K of Atrion Corporation dated
                  June 5, 1996.
         (2)      Filed as Appendix A to the Definitive Proxy Statement of the
                  Company dated April 23, 1997.
         (3)      Filed as Exhibit 2 to the Form 8-K of Atrion Corporation dated
                  February 17, 1998.
         (4)      Filed as Appendix A to the Definitive Proxy Statement of the
                  Company dated January 10, 1997.
         (5)      Filed as Appendix B to the Definitive Proxy Statement of the
                  Company dated January 10, 1997.

         (6)      Filed as Appendix C to the Definitive Proxy Statement of the
                  Company dated January 10, 1997.
         (7)      Filed as Exhibit 1 to Registration Statement on Form 8-A of
                  AlaTenn Resources, Inc. dated February 15, 1990.
         (8)      Filed as Exhibit 10c to Form 10-K of AlaTenn Resources, Inc.
                  dated March 29, 1988.
         (9)      Filed as Appendix A to the Definitive Proxy Statement of the
                  Company dated April 6, 1990.
         (10)     Filed as Exhibit 4(d) to the Registration Statement on Form
                  S-8 of AlaTenn Resources, Inc., filed May 17, 1991 (File No.
                  33-40639).
         (11)     Filed as Appendix A to the Definitive Proxy Statement of the
                  Company dated March 29, 1991.
         (12)     Filed as Exhibit 10t to Form 10-K of AlaTenn Resources, Inc.
                  dated March 27, 1992.
         (13)     Filed as Exhibit 10u to Form 10-K of AlaTenn Resources, Inc.
                  dated March 26, 1993.
         (14)     Filed as Exhibit 10v to Form 10-K of AlaTenn Resources, Inc.
                  dated March 26, 1993.
         (15)     Filed as Appendix A to the Definitive Proxy Statement of the
                  Company dated March 28, 1994.
         (16)     Filed as Exhibit 4(d) to the Form S-8 of AlaTenn Resources,
                  Inc., filed July 26, 1995 (File No. 33-61309)
         (17)     Filed herewith

* Management Contract or Compensatory Plan or Arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Atrion Corporation



                                         By:      /s/Jerry A. Howard
                                             --------------------------------
                                                  Jerry A. Howard
                                                  President and Chief
                                                  Executive Officer

Dated: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                        Title                                  Date
           ---------                        -----                                  ----



   /s/Jerry A. Howard        President and Chief Executive Officer            March 31, 1998
   ------------------------- (Principal Executive Officer)
   Jerry A. Howard



   /s/Jeffery Strickland     Vice President, Chief Financial Officer and      March 31, 1998
   ------------------------- Secretary-Treasurer (Principal Financial
   Jeffery Strickland        and Accounting Officer)



   /s/Emile A. Battat                     Director                            March 31, 1998
   -------------------------
   Emile A. Battat



   /s/Jerry A. Howard                     Director                            March 31, 1998
   -------------------------
   Jerry A. Howard



   /s/Richard O. Jacobson                 Director                            March 31, 1998
   -------------------------
   Richard O. Jacobson

   /s/John H. P. Maley                    Director                            March 31, 1998
   -------------------------
   John H. P. Maley



   /s/Jerome J. McGrath                   Director                            March 31, 1998
   -------------------------
   Jerome J. McGrath



   /s/Hugh J. Morgan, Jr.                 Director                            March 31, 1998
   -------------------------
   Hugh J. Morgan, Jr.



   /s/J. Kenneth Smith                    Director                            March 31, 1998
   -------------------------
   J. Kenneth Smith



   /s/Roger F. Stebbing                   Director                            March 31, 1998
   -------------------------
   Roger F. Stebbing



   /s/John P. Stupp, Jr.                  Director                            March 31, 1998
   -------------------------
   John P. Stupp, Jr.

\


                                  EXHIBIT INDEX

  EXHIBIT
  NUMBERS                          DESCRIPTION                              PAGE
  -------                          -----------                              ----

    10j    Atrion Corporation 1997 Stock Incentive Plan                    43-61

    21     Subsidiaries of Atrion Corporation as of December 31, 1997         62

    23     Consent of Arthur Andersen & Co.                                   63

    27     Financial Data Schedules (filed electronically only)