Form 10-Q
period 1998-03-31
ATRION CORP
filed 1998-05-15
CIK 701288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE PERIOD ENDED MARCH 31, 1998               COMMISSION FILE NUMBER 0-10763


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

                    ONE ALLENTOWN PARKWAY, ALLEN, TEXAS 75002
                    -----------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (972) 390-9800
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

                               YES   X   NO
                                   -----    -----


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                              OUTSTANDING AT
                CLASS                                         MARCH 31, 1998
---------------------------------------                      ----------------
COMMON STOCK, PAR VALUE $0.10 PER SHARE                      3,201,645 SHARES

PART I - FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended
                                                            March 31, 1998
                                                     ---------------------------
                                                       1998               1997
                                                     ---------------------------
                                                (In thousands, except per share data)
REVENUES                                               10,162             7,946
COST OF GOODS SOLD                                      6,428             5,103
                                                     --------           -------
GROSS PROFIT                                            3,734             2,843
                                                     --------           -------

OPERATING EXPENSES:
     Selling expense                                      962               561
     General & administrative                           1,641             1,393
     Research and development                             552               397
                                                     --------           -------
                                                        3,155             2,351
                                                     --------           -------

OPERATING INCOME                                          579               492
                                                     --------           -------

OTHER INCOME (EXPENSE):
     Interest income (expense), net                       193              (129)
     Other income                                          28                32
                                                     --------           -------
                                                          221               (97)
                                                     --------           -------

INCOME FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                    800               395
PROVISION FOR INCOME TAXES                                302               155
                                                     --------           -------

INCOME FROM CONTINUING OPERATIONS                         498               240

INCOME FROM DISCONTINUED
     OPERATIONS, NET OF INCOME TAXES                       --             1,392
                                                     --------           -------

NET INCOME                                           $    498           $ 1,632
                                                     ========           =======

EARNINGS PER BASIC SHARE:
     Continuing operations                           $   0.15           $  0.07
     Discontinued operations                               --              0.44
                                                     --------           -------
                                                     $   0.15           $  0.51
                                                     --------           -------

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING               3,234             3,215
                                                     ========           =======

EARNINGS PER DILUTED SHARE:
     Continuing operations                           $   0.15           $  0.07
     Discontinued operations                               --              0.43
                                                     --------           -------
                                                     $   0.15           $  0.50
                                                     ========           =======

DIVIDENDS PER SHARE                                  $   0.00           $  0.20
                                                     ========           =======

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING             3,238             3,252
                                                     ========           =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                  ASSETS

                                                               March 31       December 31,
                                                                 1998             1997
                                                               --------       ------------
                                                                     (In thousands)
CURRENT ASSETS:
     Cash and cash equivalents                                 $ 6,965          $32,172
     Accounts receivable                                         6,597            2,897
     Inventories                                                 8,401            3,960
     Prepaid expenses and other                                    920              337
                                                               -------          -------
                                                                22,883           39,366
                                                               -------          -------

PROPERTY, PLANT AND EQUIPMENT:
     Original cost                                              20,575           15,617
     Less - accumulated depreciation and amortization            2,992            2,475
                                                               -------          -------
                                                                17,583           13,142
                                                               -------          -------

DEFERRED CHARGES:
     Patents                                                     3,837              908
     Goodwill                                                   14,024            4,862
     Other                                                       2,648            2,664
                                                               -------          -------
                                                                20,509            8,434
                                                               -------          -------

                                                               $60,975          $60,942
                                                               =======          =======

                                                                     (Continued)



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   March 31         December 31,
                                                                     1998               1997
                                                                   --------         ------------
                                                                          (In thousands)
CURRENT LIABILITIES:
     Current maturities of long-term debt                          $    203           $    453
     Accounts payable and accrued liabilities                         5,516              5,320
                                                                   --------           --------
                                                                      5,719              5,773
                                                                   --------           --------


LONG-TERM DEBT, LESS CURRENT MATURITIES                                 102                203
                                                                   --------           --------


OTHER NON-CURRENT LIABILITIES                                         5,135              4,980
                                                                   --------           --------

STOCKHOLDERS' EQUITY
     Common shares, par value $0.10 per share; authorized
         10,000,000 shares, issued 3,419,953 shares                     342                342
     Paid-in capital                                                  6,403              6,395
     Retained earnings                                               45,179             44,681
     Treasury shares, at cost                                        (1,905)            (1,432)
                                                                   --------           --------
         Total stockholders' equity                                  50,019             49,986
                                                                   --------           --------

                                                                   $ 60,975           $ 60,942
                                                                   ========           ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                     1998              1997
                                                                   --------           -------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $    498           $ 1,632
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Income from discontinued operations                             --            (1,152)
         Depreciation and amortization                                  708             1,211
         Deferred income taxes                                          139               113
         Other                                                           13            (2,543)
                                                                   --------           -------
                                                                      1,358              (739)
         Change in current assets and liabilities:
         (Increase)  in accounts receivable                            (936)             (631)
         (Increase)  in other current assets                           (800)             (271)
         Increase (decrease) in accounts payable                        558               133
         Increase (decrease) in other current liabilities              (450)              834
                                                                   --------           -------
     Net cash provided by continuing operations                        (270)             (674)
     Net cash provided by discontinued operations                        --               681
                                                                   --------           -------
                                                                       (270)                7
                                                                   --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment additions -                         (259)             (301)
         continuing operations
     Property, plant and equipment additions -                           --               (37)
         discontinued operations
     Acquisition of subsidiary                                      (23,861)               --
                                                                   --------           -------
                                                                    (24,120)             (338)
                                                                   --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in long-term indebtedness                     (352)            1,003
     Cash dividends paid                                                 --              (643)
     Issuance of common stock                                            20                10
     Repurchase of common stock                                        (485)               (9)
                                                                   --------           -------
                                                                       (817)              361

Net increase in cash and cash equivalents                           (25,207)               30
Cash and cash equivalents, beginning of period                       32,172               144
                                                                   --------           -------
Cash and cash equivalents, end of period                           $  6,965           $   174
                                                                   ========           =======

Cash paid for:
Interest (net of capitalized amounts)                              $     10           $    93
Income taxes (net of refunds)                                            19                78

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               ATRION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation (the Company). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 1997 Annual Report on Form 10-K.

2.   PURCHASE OF CERTAIN QUEST MEDICAL, INC. ASSETS
     On January 30, 1998, through its wholly owned Texas subsidiary, QMI Medical, Inc. ("QMI"), the Company acquired certain assets of Quest Medical, Inc. ("Quest") pursuant to the terms of an Asset Purchase Agreement, dated as of December 29, 1997, among the Company, QMI and Quest. The Company paid $23,685,045 (excluding $276,445 of related acquisition costs) in cash under the Asset Purchase Agreement. This acquisition was accounted for using the purchase method of accounting, and accordingly, the results from Quest's operations prior to the acquisition date have not been included in the Company's financial statements for the 1998 year-to-date period.

     The following table presents unaudited consolidated selected financial data on a pro forma basis assuming the purchase of Quest had occurred as of January 1, 1997. The unaudited consolidated pro forma data reflect certain assumptions which are based on estimates. The unaudited consolidated pro forma combined results presented have been prepared for comparative purposes only and are not necessarily indicative of actual results that would have been achieved had the acquisition occurred at the beginning of the period presented, or of future results.

         ---------------------------------------------------------------------------
                                                               Three Months Ended
                                                                    March 31,
                                                              1998             1997
         ---------------------------------------------------------------------------
         Revenues from continuing operations (000)          $11,283          $11,479
         ---------------------------------------------------------------------------
         Net Income (000)                                   $   521          $ 1,449
         ---------------------------------------------------------------------------
         Net Income Per Basic and Diluted Share             $   .16          $   .45
         ---------------------------------------------------------------------------

     For further information regarding the acquisition of Quest, refer to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 1998, as amended on April 15, 1998.

                               ATRION CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998
The Company's consolidated net income from continuing operations for the quarter ended March 31, 1998 was $498,000, or $.15 per basic and diluted share, compared with $240,000, or $.07 per basic and diluted share, for the first quarter of 1997. The earnings per basic share computations are based on weighted average basic shares outstanding of 3,234,414 in 1998 and 3,215,385 in 1997. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 3,237,747 in 1998 and 3,251,806 in 1997.

Consolidated revenues of $10.2 million from continuing operations for the first quarter of 1998 were $2.2 million or 28% higher than revenues of $7.9 million for the first quarter of 1997. The increase in revenue in the first quarter of 1998, compared to the same period in the prior year, was the result of inclusion of QMI operations for two months in 1998. The Company expects that its revenues from continuing operations for the second, third and fourth quarters of 1998 will be materially greater than those reported for the same quarters last year as a result of the inclusion of QMI's revenues. The Company's cost of sales was $6.4 million in the first quarter of 1998 compared with $5.1 million in the same period last year. The increase in the cost of sales between periods was attributable to the inclusion of QMI's cost of sales. The Company believes that its cost of sales, like its revenues, will be materially greater in the second, third and fourth quarters of 1998 than in those periods in 1997 as a result of the inclusion of the operations of QMI. Gross profit of $3.7 million in the first quarter of 1998 was $891,000 or 31% higher than in the comparable period in 1997 primarily due to the inclusion of the operations of QMI ($1.03 million) partially offset by a reduction in sales of certain higher-margin products at one of the Company's other units. The gross profit percentage in the first quarter of 1998 of 37% was slightly higher than the gross profit percentage in the first quarter of 1997 of 36% due to the inclusion of QMI products with higher margins (approximately 46%) offset partially by decreased sales of higher-margin products and increased sales of lower-margin products at the Company's other units. The Company believes that gross profit will be significantly higher for the second, third and fourth quarters of 1998 than in those quarters in 1997 as a result of the inclusion of QMI products. The gross profit percentage for the second, third and fourth quarters of 1998 are also expected to be higher than in the same periods last year as a result of the inclusion of QMI products.

The Company's selling, general and administrative (SG&A) and research and development (R&D) expenses of $3.2 million for the first quarter of 1998 were $804,000 higher than the first quarter of 1997. This increase was primarily related to the inclusion of the operating expenses of QMI for the 1998 period partially offset by reduced patent amortization expense as a result of the fourth quarter 1997 impairment loss recognition. The Company expects its SG&A and R&D expenses for the second, third and fourth quarters of 1998 to be significantly higher than in the same quarters last year. These increases are a result of the inclusion of QMI's SG&A and R&D at approximately the level of SG&A and R&D expenses associated with those product lines when they were owned by Quest plus additional SG&A expenses associated with a planned expansion of QMI's marketing organization and additional R&D expense associated with planned enhancements to certain of QMI's product lines. Operating income in the first quarter of 1998 totaled $579,000 compared with $492,000 in 1997. This increase was due to the inclusion of QMI operations and the reduction of patent amortization expense discussed above. The Company anticipates that operating income for the second, third and possibly fourth quarters of 1998 will be significantly below the Company's operating income in the same quarters in 1997 as a result of the additional SG&A and R&D expenses described above.

Net interest income of $193,000 in the first quarter of 1998 compares with $129,000 of net interest expense in the first quarter of 1997. The net interest income amount in 1998 reflects interest earned on the proceeds from the sale of the Company's natural gas subsidiaries in May 1997 (such proceeds were reduced
in the current period for the purchase of OMI's operations).   Other income in
the first quarter of 1998 of $28,000 was about the same as in 1997. Income tax expense in the first quarter of 1998 was $147,000 higher than in the comparable period in the prior year due to the increase in income in the current period.

As a result of the additional SG&A and R&D expenses described above, the Company expects that net income for the second, third and possibly fourth quarters of 1998 will be significantly below the net income reported by the Company for the same periods last year.

The Company recorded income from discontinued operations in the first quarter of 1997 of $1,392,000.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1998, the Company had cash and cash equivalents of $7.0 million compared with $32.2 million at December 31, 1997. The acquisition of certain net assets of Quest in January 1998 used approximately $23.9 million of the Company's existing cash balance. The Company believes that its remaining cash and cash equivalents, cash flows from operations, borrowings available under the Company's revolving loan agreement and other equity and debt financing, which the Company believes will be available, will be sufficient to fund operations, including a $1.5 million to $2.0 million increase in the level of SG&A and R&D expenses which the Company believes will be effected over the next six to nine months in connection with the planned expansion of certain of the Company's product lines and of the Company's marketing organization, potential projects and budgeted capital expenditures over the next two years.

In January 1998, the Board of Directors discontinued the payment of quarterly cash dividends. Such action was taken to facilitate the Company's growth strategy as well as to bring the Company's dividend policy more into line with other companies in the medical products industry.

FORWARD-LOOKING STATEMENTS
The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding future revenues, future cost of sales, future gross profit and gross profit percentage, future expenses, future operating income and net income and future liquidity and capital resources. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, the effects of governmental regulation, the impact of competition and new technologies, slower-than-anticipated introduction of new products or implementation of marketing strategies, changes in the prices of raw materials, the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
None.

ITEM 2.  CHANGES IN SECURITIES.
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)  Exhibits

Exhibit 27        Financial Data Schedules (Filed electronically only)

(b) Reports on Form 8-K

(1) The Company filed a current report on Form 8-K dated February 17, 1998, reporting pursuant to Item 2. "Acquisition or Disposition of Assets," that on January 30, 1998, the Company, through its wholly-owned subsidiary, QMI Medical, Inc. acquired certain assets of Quest Medical, Inc., pursuant to the terms of an Asset Purchase Agreement, dated as of December 30, 1997, among the Company, QMI Medical, Inc. and Quest Medical, Inc. This Form 8-K was subsequently amended on Form 8-K/A filed April 15, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Atrion Corporation
                                  (Registrant)


Date: May 15, 1998                           /s/   Jerry A. Howard
                                             -------------------------
                                             Jerry A. Howard
                                             President
                                             & Chief Executive Officer



Date: May 15, 1998                           /s/   Jeffery Strickland
                                             -------------------------
                                             Jeffery Strickland
                                             Vice President
                                             & Chief Financial Officer