Form 10-Q
period 1998-06-30
ATRION CORP
filed 1998-08-14
CIK 701288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 1998                COMMISSION FILE NUMBER 0-10763


                               ATRION CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                               63-0821819
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                    ONE ALLENTOWN PARKWAY, ALLEN, TEXAS 75002
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (972) 390-9800
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES    X                            NO
                    -------                            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              NUMBER OF SHARES OUTSTANDING AT
         TITLE OF EACH CLASS                          JUNE 30, 1998
---------------------------------------   --------------------------------------
COMMON STOCK, PAR VALUE $0.10 PER SHARE                  3,201,645

                       ATRION CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                2

   ITEM 1.  Financial Statements

               Consolidated Statements of Income (Unaudited)
                  For the Three Months and Six Months Ended
                  June 30, 1998 and 1997                                      3


               Consolidated Balance Sheets (Unaudited)
                  June 30, 1998 and December 31, 1997                        4-5


               Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended
                  June 30, 1998 and 1997                                      6


               Notes to Consolidated Financial Statements (Unaudited)         7

   ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                     9

PART II. OTHER INFORMATION

   ITEM 4.  Submission of Matters to a Vote of Security Holders              13

   ITEM 6.  Exhibits and Reports on
               Form 8-K                                                      14

SIGNATURES                                                                   15

                                     PART I


                              FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30                                JUNE 30
                                                      ----------------------------------    ----------------------------------
                                                           1998               1997               1998              1997
                                                      ---------------- -----------------    ----------------- ----------------
                                                     (In thousands, except per share data) (In thousands, except per share data)
Revenues                                                 $ 11,375           $  8,138           $ 21,537           $ 16,083
Cost of goods sold                                          6,740              5,073             13,167             10,176
                                                         --------           --------           --------           --------
Gross profit                                                4,635              3,065              8,370              5,907
                                                         --------           --------           --------           --------

Operating expenses:
   Selling expense                                          1,382                542              2,344              1,103
   General and administrative                               1,811              1,552              3,452              3,151
   Research and development                                   736                294              1,289                485
                                                         --------           --------           --------           --------
                                                            3,929              2,388              7,085              4,739
                                                         --------           --------           --------           --------

Operating income                                              706                677              1,285              1,168
                                                         --------           --------           --------           --------

Other income (expense):
   Interest income (expense), net                             137                 35                330                (93)
   Other income                                                12                130                 40                163
                                                         --------           --------           --------           --------
                                                              149                165                370                 70
                                                         --------           --------           --------           --------

Income from continuing operations before
    provision for income taxes                                855                842              1,655              1,238
Provision for income taxes                                    318                327                620                482
                                                         --------           --------           --------           --------

Income from continuing operations                             537                515              1,035                756

Income from discontinued operations,
    net of income taxes                                        --                550                 --              1,941
Gain on disposal of discontinued operations,
    net of income taxes                                        --             17,002                 --             17,002
                                                         --------           --------           --------           --------

Net income                                               $    537           $ 18,067           $  1,035           $ 19,699
                                                         ========           ========           ========           ========

Earnings per basic share:
   Continuing operations                                 $   0.17           $   0.16           $   0.32           $   0.24
   Discontinued operations                                     --               0.17                 --               0.60
   Gain on disposal of discontinued operations                 --               5.30                 --               5.29
                                                         --------           --------           --------           --------
                                                         $   0.17           $   5.63           $   0.32           $   6.13
                                                         ========           ========           ========           ========

Weighted average basic shares outstanding                   3,202              3,207              3,218              3,211
                                                         ========           ========           ========           ========

Earnings per diluted share:
   Continuing operations                                 $   0.17           $   0.16           $   0.32           $   0.23
   Discontinued operations                                     --               0.17                 --               0.60
   Gain on disposal of discontinued operations                 --               5.26                 --               5.24
                                                         --------           --------           --------           --------
                                                         $   0.17           $   5.59           $   0.32           $   6.07
                                                         ========           ========           ========           ========

Dividends per share                                      $   0.00           $   0.20           $   0.00           $   0.40
                                                         ========           ========           ========           ========

Weighted average diluted shares outstanding                 3,203              3,234              3,220              3,243
                                                         ========           ========           ========           ========

The accompanying notes to consolidated financial statements are in integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       JUNE 30,   DECEMBER 31,
                                                        1998         1997
ASSETS                                                 --------   ------------
------                                                    (In thousands)
Current assets:
   Cash and cash equivalents                           $ 7,846       $32,172
   Accounts receivable                                   6,689         2,897
   Inventories                                           8,302         3,960
   Prepaid expenses and other                              909           337
                                                       -------       -------
                                                        23,746        39,366
                                                       -------       -------

Property, plant and equipment:
   Original cost                                        21,008        15,617
   Less accumulated depreciation and amortization        3,608         2,475
                                                       -------       -------
                                                        17,400        13,142
                                                       -------       -------

Deferred charges:
   Patents                                               3,743           908
   Goodwill                                             14,116         4,862
   Other                                                 2,600         2,664
                                                       -------       -------
                                                        20,459         8,434
                                                       -------       -------

                                                       $61,605       $60,942
                                                       =======       =======
                                                            (Continued)

The accompanying notes to consolidated financial statements are in integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             JUNE 30,      DECEMBER 31,
                                                               1998            1997
LIABILITIES AND STOCKHOLDERS' EQUITY                         --------      ------------
------------------------------------                              (In thousands)
Current liabilities:
   Current maturities of long-term debt                      $    203        $    453
   Accounts payable and accrued liabilities                     5,473           5,320
                                                             --------        --------
                                                                5,676           5,773
                                                             --------        --------

Long-term debt, less current maturities                           102             203
                                                             --------        --------

Other noncurrent liabilities                                    5,271           4,980
                                                             --------        --------

Stockholder's equity:
   Common shares, par value $0.10 per share; authorized
      10,000,000 shares, issued 3,419,953 shares                  342             342
   Paid-in capital                                              6,403           6,395
   Retained earnings                                           45,716          44,681
   Treasury shares, at cost                                    (1,905)         (1,432)
                                                             --------        --------
       Total stockholders' equity                              50,556          49,986
                                                             --------        --------

                                                             $ 61,605        $ 60,942
                                                             ========        ========

The accompanying notes to consolidated financial statements are in integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30
                                                                         -----------------------
                                                                           1998           1997
                                                                         --------       --------
                                                                             (In thousands)
Cash flows from operating activities:
   Net income                                                            $  1,035       $ 19,699
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Income from discontinued operations                                    --         (1,941)
        Gain on disposal of discontinued operations                            --        (17,002)
        Depreciation and amortization                                       1,572            955
        Deferred income taxes                                                 242             31
        Other                                                                 107           (182)
                                                                         --------       --------
                                                                            2,956          1,560

        Change in current assets and liabilities:
           (Increase) in accounts receivable                               (1,710)          (497)
           (Increase) in other current assets                                (931)          (336)
           Increase (decrease) in accounts payable                            760            (23)
           Increase (decrease) in other current liabilities                  (526)           505
                                                                         --------       --------
   Net cash provided by continuing operations                                 549          1,209
   Net cash provided by discontinued operations                              (168)           379
                                                                         --------       --------
                                                                              381          1,588
                                                                         --------       --------

Cash flows from investing activities:
  Property, plant and equipment additions - continuing operations            (692)          (646)
  Property, plant and equipment additions - discontinued operations
                                                                               --            (78)
  Acquisition of subsidiary                                               (23,198)            --
  Proceeds from disposal of discontinued operations                            --         39,373
  Other                                                                        --              8
                                                                         --------       --------
                                                                          (23,890)        38,657
                                                                         --------       --------

Cash flows from financing activities:
  Increase (decrease) in long-term indebtedness                              (352)        (6,009)
  Cash dividends paid                                                          --         (1,284)
  Issuance of common stock                                                     20             10
  Repurchase of common stock                                                 (485)          (126)
                                                                         --------       --------
                                                                             (817)        (7,409)

Net increase in cash and cash equivalents                                 (24,326)        32,836
Cash and cash equivalents at beginning of period                           32,172            144
                                                                         --------       --------
Cash and cash equivalents at end of period                               $  7,846       $ 32,980
                                                                         ========       ========

Cash paid for:
Interest (net of capitalized amounts)                                    $     15       $    251
Income taxes (net of refunds)                                            $     44       $  2,015


The accompanying notes to consolidated financial statements are in integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION
         In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation (the "Company"). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 1997 Annual Report on Form 10-K.

(2)      PURCHASE OF CERTAIN QUEST MEDICAL, INC. ASSETS.
         On January 30, 1998, the Company, through a wholly owned Texas subsidiary then known as "QMI Medical, Inc.", acquired certain assets of Quest Medical, Inc. (including all rights to the name "Quest Medical, Inc.") pursuant to the terms of an Asset Purchase Agreement, dated as of December 29, 1997. The Company paid $22,922,028 (after taking into account certain postclosing adjustments and excluding $276,445 of related acquisition costs) in cash under the Asset Purchase Agreement. This acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations relating to those assets prior to the acquisition date have not been included in the Company's financial statements for the 1998 year-to-date period. The Company recently changed the name of QMI Medical, Inc. to "Quest Medical, Inc." and that subsidiary is herein referred to as "Quest."

         The following table presents unaudited consolidated selected financial data on a pro forma basis assuming the purchase of these assets had occurred as of January 1, 1997. The unaudited consolidated pro forma data reflect certain assumptions, which are based on estimates. The unaudited consolidated pro forma combined results presented have been prepared for comparative purposes only and are not necessarily indicative of actual results that would have been achieved had the acquisition occurred at the beginning of the period presented, or of future results.

                                                       THREE MONTHS ENDED
                                                            JUNE 30
                                                      --------------------
                                                        1998        1997
                                                      -------      -------
       Revenues from continuing operations (000)      $11,375      $11,813
       Income from continuing operations (000)        $   537      $   449
       Net income (000)                               $   537      $18,000
       Net income per basic share                     $  0.17      $  5.61
       Net income per diluted share                   $  0.17      $  5.57

                                                        SIX MONTHS ENDED
                                                            JUNE 30
                                                      --------------------
                                                        1998        1997
                                                      -------      -------
       Revenues from continuing operations (000)      $22,658      $23,292
       Income from continuing operations (000)        $ 1,058      $   506
       Net income (000)                               $ 1,058      $19,449
       Net income per basic share                     $  0.33      $  6.06
       Net income per diluted share                   $  0.33      $  6.00

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         For further information regarding the acquisition of these assets, refer to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 1998, as amended on April 15, 1998.

                       ATRION CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998

         The Company's consolidated net income from continuing operations for the quarter ended June 30, 1998 was $537,000, or $.17 per basic and diluted share, compared with $515,000, or $.16 per basic and diluted share, for the second quarter of 1997. The earnings per basic share computations are based on weighted average basic shares outstanding of 3,201,645 in 1998 and 3,206,674 in 1997. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 3,202,623 in 1998 and 3,234,122 in 1997.

         Consolidated revenues of $11.4 million from continuing operations for the second quarter of 1998 were $3.2 million or 40 percent higher than revenues for the second quarter of 1997. The increase in revenues in the second quarter of 1998, compared to the same period in the prior year, was a result of the inclusion of the operations of Quest for the 1998 period. Gross profit of $4.6 million in the second quarter of 1998 was $1.6 million or 51 percent higher than that in the comparable period of 1997 primarily due to the inclusion of the operations of Quest in the current year period. The gross profit percentage in the second quarter of 1998 of 41 percent is higher than the gross profit percentage in the second quarter of 1997 of 38 percent due to the inclusion of the operations of Quest in the 1998 period. Quest generally has a higher gross profit percentage on sales than the Company's other operations.

         The Company's operating expenses of $3.9 million for the second quarter of 1998 were $1.5 million higher than operating expenses for the second quarter of 1997. This increase is primarily a result of the inclusion of the operating expenses of Quest in the 1998 period. Operating income in the second quarter of 1998 totaled $706,000 compared with $677,000 in 1997.

         The Company believes that its revenues from continuing operations, cost of goods sold, gross profit and operating expenses for the third and fourth quarters of 1998 will be materially greater than those reported for the same quarters last year (excluding the fourth quarter 1997 impairment loss) as a result of the inclusion of Quest's operations. The increase in operating expenses for those quarters is expected to result from the inclusion of Quest's operations at approximately the level of operating expenses associated with Quest's product lines prior to acquisition plus additional SG&A expenses associated with a planned expansion of Quest's marketing organization and additional R&D expense associated with planned enhancements to certain of Quest's product lines. The Company anticipates that operating income for the third quarter of 1998 will be at or below the Company's operating income in the same quarter in 1997 as a result of the additional SG&A and R&D expenses described above. The Company expects to report operating income, even after taking into account the additional SG&A and R&D expenses described above, for the fourth quarter of 1998. This compares with the operating loss in the fourth quarter of 1997 primarily resulting from significant nonrecurring charges.

         Net interest income of $137,000 in the second quarter of 1998 was $102,000 higher than net interest income in the same period in the prior year. The net interest income amount in

         1998 reflects interest earned on the proceeds from the sale of the Company's natural gas subsidiaries in May 1997 (as reduced in late January 1998 for the purchase of assets now held by Quest). Other income in the second quarter of 1998 of $12,000 was $118,000 lower than the second quarter of 1997 primarily as a result of a one-time gain during the 1997 period.

         As a result of the additional SG&A and R&D expenses described above, the Company expects that net income from continuing operations for the third quarter of 1998 will be at or below the net income for the same period of 1997. The Company expects to report net income from continuing operations, even after taking into account the additional SG&A and R&D expenses described above, for the fourth quarter of 1998. This compares with the net loss from continuing operations in the fourth quarter of 1997 primarily resulting from significant nonrecurring charges.

         The Company recorded income from discontinued operations in the second quarter of 1997 of $550,000 or $.17 per basic and diluted share. The Company also recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas subsidiaries of $17 million, or $5.30 per basic share and $5.26 per diluted share, in the second quarter of 1997. There was no similar transaction during the second quarter of 1998.

         RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998

         The Company's consolidated net income from continuing operations for the six-month period ended June 30, 1998 was $1.0 million, or $.32 per basic and diluted share, compared with $756,000, or $.24 per basic share and $.23 per diluted share, for the first six months of 1997. The earnings per basic share computations are based on weighted average basic shares outstanding of 3,217,939 in 1998 and 3,211,005 in 1997. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 3,220,152 in 1998 and 3,242,787 in 1997.

         Consolidated revenues of $21.5 million from continuing operations for the six months ended June 30, 1998 were $5.4 million or 34 percent higher than revenues for the six months ended June 30, 1997. The increase in revenues for the first six months of 1998, compared to the same period in the prior year, was primarily a result of the inclusion of the operations of Quest for five months in the current year period. Gross profit of $8.4 million for the first six months of 1998 was $2.5 million or 42 percent higher than that in the comparable period of 1997 primarily due to the inclusion of the operations of Quest in the current year period. The gross profit percentage for the first six months of 1998 of 39 percent is higher than the gross profit percentage in the same period of 1997 of 37 percent due to the inclusion of the operations of Quest in the 1998 period. Quest generally has a higher gross profit percentage on sales than the Company's other operations.

         The Company's operating expenses of $7.1 million for the first six months of 1998 were $2.3 million higher than operating expenses for the first six months of 1997. This increase is primarily a result of the inclusion of the operating expenses of Quest in the 1998 period. Operating income in the six months ended June 30,1998 totaled $1.3 million compared with $1.2 million in the same period of 1997.

         Net interest income of $330,000 in the first six months of 1998 was $423,000 higher than interest expense in the same period in the prior year. Net interest income in the 1998 period reflects interest earned on the proceeds from the sale of the Company's natural gas subsidiaries in May 1997 (as reduced in late January 1998 for the purchase of assets now held by Quest). Other income for the six-month period ended June 30,1998 of $40,000 was $123,000 lower than other income for the same period of 1997 primarily as a result of a one-time gain during the 1997 period.

         The Company recorded income from discontinued operations in the six-month period ended June 30,1997 of $1.9 million or $.60 per basic and diluted share. The Company also recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas subsidiaries of $17 million, or $5.29 per basic share and $5.24 per diluted share, for the six months ended June 30,1997. There was no similar transaction during the same period of 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had cash and cash equivalents of $7.8 million compared with $32.2 million at December 31, 1997. The asset acquisition in January 1998 used approximately $23.2 million of the Company's existing cash balance. The Company believes that its remaining cash and cash equivalents, cash flows from operations, borrowings available under the Company's revolving loan agreement and other equity and debt financing, which the Company believes would be available if needed, would be sufficient to fund operations, including the Company's previously announced increase of $1.5 to $2.0 million in annual SG&A and R&D expenses which is currently being implemented in connection with the expansion of certain of the Company's product lines and of the Company's marketing organization, potential projects, and budgeted capital expenditures over the next two years.

         In January 1998, the Board of Directors discontinued the payment of quarterly cash dividends. Such action was taken to facilitate the Company's growth strategy as well as to bring the Company's dividend policy more in line with other companies in the medical products industry.

         YEAR 200 ISSUES

         The Company is taking action to assess the nature and extent of the work required to make its information systems, products, facilities and equipment Year 2000 ready. The Company's operating units are currently using several different information systems. As a part of the Company's ongoing efforts to achieve operating synergies, the Company is reviewing various measures to integrate and update its information systems and, in connection therewith, is also seeking to determine which systems are Year 2000 compliant and whether updated or replacement systems will be Year 2000 ready. The Company is also contacting suppliers to determine whether they are Year 2000 compliant and, if not, intends to monitor their progress and take appropriate actions. In addition, the Company has reviewed its products that process information that may be date sensitive and believes that those products are not Year 2000 sensitive products. The Company's facilities and equipment are also being examined to determine whether they are Year 2000 ready. The Company has not completed its assessment of its information systems, products, facilities and equipment and, accordingly, has not determined the costs associated with its efforts to prepare for Year 2000. However, the Company currently believes that the costs of addressing its Year 2000 transition will not have a material adverse effect on the Company's financial condition or business operations. Given the uncertain consequences of failure to resolve significant Year 2000 issues, however, there is no assurance that any one or more of such failures would not have a material adverse impact on the Company. The Company has not yet developed a contingency plan addressing failure to be Year 2000 ready.

         FORWARD-LOOKING STATEMENTS

         The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding future revenues, future cost of sales, future gross profit and gross profit percentage, future expenses, future operating income and net income, future liquidity and capital resources and Year 2000 compliance and impact. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, the effects of governmental regulation, the impact of competition and new technologies, slower-than-anticipated introduction of new products or implementation of marketing strategies, changes in the prices of raw materials, the ability to attract and retain qualified personnel and the loss of any significant customer. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

                                     PART II

                                OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1998 Annual Meeting of Stockholders ("Annual Meeting") on May 12, 1998 at the Company's corporate office in Allen, Texas. The stockholders voted to approve certain amendments to the Company's 1997 Stock Incentive Plan with 1,436,167 shares voted for the approval, 638,320 shares voted against, 33,561 abstentions and 476,324 broker nonvotes. At such meeting, the Company's stockholders also voted to approve the Company's 1998 Outside Director Stock Option Plan with 1,551,561 shares voted for the approval of the plan, 505,214 shares voted against the plan, 28,289 abstentions and 499,358 broker nonvotes. At such meeting, the Company's stockholders also ratified the Board of Director's appointment of Arthur Andersen LLP as independent accountants with 2,559,783 shares voted for ratification, 10,252 voted against and 14,337 abstentions. The voting with respect to the nominees for election as directors was as follows:

               NOMINEE                           VOTES FOR             VOTES WITHHELD
               -------                           ---------             --------------
            Jerry A. Howard                      2,521,159                 63,213
            Roger F. Stebbing                    2,521,459                 62,913
            John P. Stupp, Jr.                   2,521,459                 62,913

         The terms of the following directors continued after the meeting: Emile
         A. Battat, John H. P. Maley, J. Kenneth Smith, Richard O. Jacobson, Jerome J. McGrath and Hugh J. Morgan, Jr.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits
                Exhibit 27--Financial Data Schedules (filed electronically only)

         (b)    Reports on Form 8-K

                (1) The Company filed a current report on Form 8-K/A, Amendment No. 1 to Form 8-K, dated April 15, 1998 which amended Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" of the Company's Form 8-K dated February 17, 1998. This amendment to Form 8-K provided the financial statements of Quest Medical, Inc. CVS Operations and the required pro forma financial information.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Atrion Corporation
                               ------------------
                                  (Registrant)


         Date:  August 14, 1998                          /s/ Jerry A. Howard
                                                         -----------------------
                                                         Jerry A. Howard
                                                         President and
                                                         Chief Executive Officer


         Date:  August 14, 1998                          /s/ Jeffery Strickland
                                                         -----------------------
                                                         Jeffery Strickland
                                                         Vice President and
                                                         Chief Financial Officer