Form 10-Q
period 1998-09-30
ATRION CORP
filed 1998-11-12
CIK 701288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 1998         COMMISSION FILE NUMBER 0-10763


                               ATRION CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                     63-0821819
-------------------------------            -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

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

                            YES    X      NO
                                 -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             NUMBER OF SHARES OUTSTANDING AT
         TITLE OF EACH CLASS                       SEPTEMBER 30, 1998
---------------------------------------      -------------------------------
COMMON STOCK, PAR VALUE $0.10 PER SHARE                3,201,645

                       ATRION CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS




PART I.       FINANCIAL INFORMATION                                                                               2

       ITEM 1.     Financial Statements

                        Consolidated Statements of Income (Unaudited)
                            For the Three Months and Nine Months Ended
                            September 30, 1998 and 1997                                                           3


                        Consolidated Balance Sheets (Unaudited)
                            September 30, 1998 and December 31, 1997                                            4-5


                        Consolidated Statements of Cash Flows (Unaudited)
                            For the Nine Months Ended
                            September 30, 1998 and 1997                                                           6


                        Notes to Consolidated Financial Statements (Unaudited)                                    7

       ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                                                   9

PART II.      OTHER INFORMATION                                                                                  13

       ITEM 6.     Exhibits and Reports on
                     Form 8-K                                                                                    13

SIGNATURES                                                                                                       14

                                     PART I


                              FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         SEPTEMBER 30              SEPTEMBER 30
                                                    ---------------------       --------------------
                                                     1998          1997          1998          1997
                                                    -------      --------       -------      -------
                                                         (In thousands, except per share data)

Revenues                                            $11,570      $  7,292       $33,108      $23,375
Cost of goods sold                                    7,426         4,802        20,594       14,978
                                                    -------      --------       -------      -------
Gross profit                                          4,144         2,490        12,514        8,397
                                                    -------      --------       -------      -------

Operating expenses:
   Selling expense                                    1,406           514         3,751        1,617
   General and administrative                         1,774         1,305         5,226        4,472
   Research and development                             747           239         2,035          708
                                                    -------      --------       -------      -------
                                                      3,927         2,058        11,012        6,797
                                                    -------      --------       -------      -------

Operating income                                        217           432         1,502        1,600
                                                    -------      --------       -------      -------

Other income:
   Interest income, net                                 124           493           454          396
   Other income                                          13            52            53          218
                                                    -------      --------       -------      -------
                                                        137           545           507          614
                                                    -------      --------       -------      -------

Income from continuing operations before
    provision for income taxes                          354           977         2,009        2,214
Provision for income taxes                              128           319           747          801
                                                    -------      --------       -------      -------

Income from continuing operations                       226           658         1,262        1,413

Income from discontinued operations,
    net of income taxes                                  --           (20)           --        1,921
Gain on disposal of discontinued operations,
    net of income taxes                                  --            --            --       17,002
                                                    -------      --------       -------      -------

Net income                                          $   226      $    638       $ 1,262      $20,336
                                                    =======      ========       =======      =======

Earnings per basic share:
   Continuing operations                            $  0.07      $   0.20       $  0.39      $  0.44
   Discontinued operations                               --            --            --         0.60
   Gain on disposal of discontinued operations           --            --            --         5.28
                                                    -------      --------       -------      -------
                                                    $  0.07      $   0.20       $  0.39      $  6.32
                                                    =======      ========       =======      =======

Weighted average basic shares outstanding             3,202         3,230         3,212        3,218
                                                    =======      ========       =======      =======

Earnings per diluted share:
   Continuing operations                            $  0.07      $   0.20       $  0.39      $  0.43
   Discontinued operations                               --            --            --         0.59
   Gain on disposal of discontinued operations           --            --            --         5.23
                                                    -------      --------       -------      -------
                                                    $  0.07      $   0.20       $  0.39      $  6.25
                                                    =======      ========       =======      =======

Dividends per share                                 $  0.00      $   0.10       $  0.00      $  0.50
                                                    =======      ========       =======      =======

Weighted average diluted shares outstanding           3,202         3,267         3,216        3,251
                                                    =======      ========       =======      =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                      1998             1997
------                                                  -------------    ------------
                                                               (In thousands)

Current assets:
   Cash and cash equivalents                               $ 7,972          $32,172
   Accounts receivable                                       7,721            2,897
   Inventories                                               8,102            3,960
   Prepaid expenses and other                                  782              337
                                                           -------          -------
                                                            24,577           39,366
                                                           -------          -------

Property, plant and equipment:
   Original cost                                            21,463           15,617
   Less accumulated depreciation and amortization            4,326            2,475
                                                           -------          -------
                                                            17,137           13,142
                                                           -------          -------

Deferred charges:
   Patents                                                   3,663              908
   Goodwill                                                 13,976            4,862
   Other                                                     2,571            2,664
                                                           -------          -------
                                                            20,210            8,434
                                                           -------          -------

                                                           $61,924          $60,942
                                                           =======          =======
                                                                 (Continued)


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)





                                                         SEPTEMBER 30,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1998             1997
------------------------------------                     -------------    ------------
                                                                 (In thousands)

Current liabilities:
   Current maturities of long-term debt                    $   203          $   453
   Accounts payable and accrued liabilities                  5,547            5,320
                                                           -------          -------
                                                             5,750            5,773
                                                           -------          -------

Long-term debt, less current maturities                         --              203
                                                           -------          -------

Other noncurrent liabilities                                 5,392            4,980
                                                           -------          -------

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000,000 shares, issued 3,419,953 shares               342              342
   Paid-in capital                                           6,403            6,395
   Retained earnings                                        45,942           44,681
   Treasury shares, at cost                                 (1,905)          (1,432)
                                                           -------          -------
       Total stockholders' equity                           50,782           49,986
                                                           -------          -------


                                                           $61,924          $60,942
                                                           =======          =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                             ---------------------------
                                                                               1998               1997
                                                                             --------           --------
                                                                                   (In thousands)
Cash flows from operating activities:
   Net income                                                                $  1,262           $ 20,336
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Income from discontinued operations                                        --             (1,921)
        Gain on disposal of discontinued operations                                --            (17,002)
        Depreciation and amortization                                           2,510              1,459
        Deferred income taxes                                                     343                120
        Other                                                                     155               (193)
                                                                             --------           --------
                                                                                4,270              2,799

        Change in current assets and liabilities:
           (Increase) in accounts receivable                                   (2,741)               136
           (Increase) in other current assets                                    (605)              (234)
           Increase (decrease) in accounts payable                                673               (211)
           Increase in other current liabilities                                1,074                179
                                                                             --------           --------
   Net cash provided by continuing operations                                   2,671              2,669
   Net cash provided (used) by discontinued operations                         (1,609)               309
                                                                             --------           --------
                                                                                1,062              2,978
                                                                             --------           --------

Cash flows from investing activities:
  Property, plant and equipment additions - continuing operations              (1,146)              (994)
  Property, plant and equipment additions - discontinued operations                --                (78)
  Acquisition of subsidiary                                                   (23,198)                --
  Proceeds from disposal of discontinued operations                                --             38,178
  Other                                                                            --                  8
                                                                              (24,344)            37,114
                                                                             --------           --------

Cash flows from financing activities:
  Decrease in long-term indebtedness                                             (453)            (6,091)
  Cash dividends paid                                                              --             (1,607)
  Issuance of common stock                                                         20                424
  Repurchase of common stock                                                     (485)              (126)
                                                                             --------           --------
                                                                                 (918)            (7,400)

Net increase (decrease) in cash and cash equivalents                          (24,200)            32,692
Cash and cash equivalents at beginning of period                               32,172                144
                                                                             --------           --------
Cash and cash equivalents at end of period                                   $  7,972           $ 32,836
                                                                             ========           ========

Cash paid for:
Interest (net of capitalized amounts)                                        $     19           $    266
Income taxes (net of refunds)                                                $  1,415           $  2,080


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

(2)      PURCHASE OF CERTAIN QUEST MEDICAL, INC. ASSETS.
         On January 30, 1998, the Company, through a wholly owned Texas subsidiary then known as "QMI Medical, Inc.", acquired certain assets of Quest Medical, Inc. (including all rights to the name "Quest Medical, Inc.") pursuant to the terms of an Asset Purchase Agreement, dated as of December 29, 1997. The Company paid $22,922,028 (after taking into account certain postclosing adjustments and excluding $276,445 of related acquisition costs) in cash under the Asset Purchase Agreement. This acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations relating to those assets prior to the acquisition date have not been included in the Company's financial statements. The Company recently changed the name of QMI Medical, Inc. to "Quest Medical, Inc." and that subsidiary is herein referred to as "Quest."

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

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30
                                                 ----------------------------
                                                    1998              1997
                                                 -----------      -----------
Revenues from continuing operations (000)          $11,570          $10,899
Income from continuing operations (000)            $   226          $   294
Net income (000)                                   $   226          $   274
Net income per basic share                         $  0.07          $  0.08
Net income per diluted share                       $  0.07          $  0.08

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                 ----------------------------
                                                    1998              1997
                                                 -----------      -----------
Revenues from continuing operations (000)          $34,229          $34,191
Income from continuing operations (000)            $ 1,285          $   800
Net income (000)                                   $ 1,285          $19,723
Net income per basic share                         $  0.40          $  6.13
Net income per diluted share                       $  0.40          $  6.07

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

                       ATRION CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         The Company's consolidated income from continuing operations for the quarter ended September 30, 1998 was $226,000, or $.07 per basic and diluted share, compared with $658,000, or $.20 per basic and diluted share, for the third quarter of 1997. The earnings per basic share computations are based on weighted average basic shares outstanding of 3,201,645 in 1998 and 3,230,387 in 1997. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 3,201,645 in 1998 and 3,266,631 in 1997.

         Consolidated revenues of $11.6 million from continuing operations for the third quarter of 1998 were $4.3 million or 59 percent higher than revenues for the third quarter of 1997. The increase in revenues in the third quarter of 1998, compared to the same period in the prior year, was primarily a result of the inclusion of the operations of Quest for the 1998 period. Gross profit of $4.1 million in the third quarter of 1998 was $1.7 million or 66 percent higher than that in the comparable period of 1997 primarily due to the inclusion of the operations of Quest in the current-year period. The gross profit percentage in the third quarter of 1998 of 36 percent is higher than the gross profit percentage in the third quarter of 1997 of 34 percent due to the inclusion of the operations of Quest in the 1998 period. Quest generally has a higher gross profit percentage on sales than the Company's other operations.

         The Company's operating expenses of $3.9 million for the third quarter of 1998 were $1.9 million higher than operating expenses for the third quarter of 1997. This increase is primarily a result of the inclusion of the operating expenses of Quest in the 1998 period. Operating income in the third quarter of 1998 totaled $217,000 compared with $432,000 in the comparable 1997 quarter.

         Net interest income of $124,000 in the third quarter of 1998 was $369,000 lower than net interest income in the same period in the prior year. The net interest income amount in 1998 reflects interest earned on the proceeds from the sale of the Company's natural gas subsidiaries in May 1997 which were substantially reduced in late January 1998 to fund the purchase of assets now held by Quest. Other income in the third quarter of 1998 of $13,000 was $39,000 lower than the third quarter of 1997 primarily as a result of a one-time gain during the 1997 period.

         The Company believes that its revenues from continuing operations, cost of goods sold, gross profit and operating expenses for the fourth quarter of 1998 will be materially greater than those reported for the same quarter last year (excluding the fourth quarter 1997 impairment loss) as a result of the inclusion of Quest's operations. The increase in operating expenses for the 1998 fourth quarter is expected to result from the inclusion of Quest's operations at approximately the level of operating expenses associated with Quest's product lines prior to acquisition plus additional SG&A expenses associated with a planned expansion of Quest's marketing organization and additional R&D expense associated with planned enhancements to certain of Quest's product lines. After taking into account the additional SG&A and R&D expenses described above, the Company expects to report only modest operating income for the fourth quarter of 1998. The Company reported an operating loss in the fourth quarter of 1997 primarily resulting from significant nonrecurring charges. As a result of the factors discussed above, the Company expects that its income from continuing operations for the fourth quarter of 1998 will be only modest and will be below income from continuing operations, excluding nonrecurring charges, for the 1997 fourth quarter. The Company anticipates recognizing a one-time gain from discontinued operations related to its natural gas subsidiaries, which were sold in 1997, of approximately $650,000 (after tax) in the fourth quarter of 1998.


         RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         The Company's consolidated income from continuing operations for the nine-month period ended September 30, 1998 was $1,262,000, or $.39 per basic and diluted share, compared with $1,413,000, or $.44 per basic share and $.43 per diluted share, for the first nine months of 1997. The earnings per basic share computations are based on weighted average basic shares outstanding of 3,212,448 in 1998 and 3,217,537 in 1997. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 3,216,205 in 1998 and 3,250,820 in 1997.

         Consolidated revenues of $33.1 million from continuing operations for the nine months ended September 30, 1998 were $9.7 million or 42 percent higher than revenues for the nine months ended September 30, 1997. The increase in revenues for the first nine months of 1998, compared to the same period in the prior year, was primarily a result of the inclusion of the operations of Quest for eight months in the current year period. Gross profit of $12.5 million for the first nine months of 1998 was $4.1 million or 49 percent higher than that in the comparable period of 1997 primarily due to the inclusion of the operations of Quest in the current year period. The gross profit percentage for the first nine months of 1998 of 38 percent is higher than the gross profit percentage in the same period of 1997 of 36 percent due to the inclusion of the operations of Quest in the 1998 period. Quest generally has a higher gross profit percentage on sales than the Company's other operations.

         The Company's operating expenses of $11.0 million for the first nine months of 1998 were $4.2 million higher than operating expenses for the first nine months of 1997. This increase is primarily a result of the inclusion of the operating expenses of Quest in the 1998 period. Operating income in the nine months ended September 30, 1998 totaled $1.5 million compared with $1.6 million in the same period of 1997.

         Net interest income of $454,000 in the first nine months of 1998 was $58,000 higher than net interest income in the same period in the prior year. Net interest income in the 1998 period reflects interest earned on the proceeds from the sale of the Company's natural gas subsidiaries in May 1997 which were substantially reduced in late January 1998 to fund the purchase of assets now held by Quest. Other income for the nine-month period ended September 30, 1998 of $53,000 was $165,000 lower than other income for the same period of 1997 primarily as a result of a one-time gain during the 1997 period.

         The Company recorded income from discontinued operations in the nine-month period ended September 30, 1997 of $1.9 million or $.60 per basic and $.59 per diluted share. The Company also recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas subsidiaries of $17 million, or $5.28 per basic share and $5.23 per diluted share, for the nine months ended September 30, 1997. There was no similar transaction during the same period of 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had cash and cash equivalents of $8.0 million compared with $32.2 million at December 31, 1997. The asset acquisition in January 1998 used approximately $23.2 million of the Company's existing cash balance. The Company believes that its remaining cash and cash equivalents, cash flows from operations, borrowings available under the Company's revolving loan agreement and other equity and debt financing, which the Company believes would be available if needed, is sufficient to fund operations, including the Company's previously announced increase of approximately $2.0 million in annual SG&A and R&D expenses in connection with the ongoing expansion of certain of the Company's product lines and of the Company's marketing organization, potential projects, and budgeted capital expenditures over the next two years.

         In January 1998, the Board of Directors discontinued the payment of quarterly cash dividends. Such action was taken to facilitate the Company's growth strategy as well as to bring the Company's dividend policy more in line with other companies in the medical products industry.

         YEAR 2000 ISSUES

         The Company is continuing its actions to assess the nature and extent of the work required to make its information systems, products, facilities and equipment Year 2000 ready. The Company's operating units are currently using several different information systems. As a part of the Company's ongoing efforts to achieve operating synergies, the Company has continued its review of various measures, and has taken certain actions, to integrate and update its information systems and, in connection therewith, is also seeking to determine which systems are Year 2000 compliant and whether updated or replacement systems will be Year 2000 ready. The Company is also contacting suppliers to determine whether they are Year 2000 compliant and, if not, intends to monitor their progress and take appropriate actions. In addition, the Company has reviewed its products that process information that may be date sensitive and believes that those products are not Year 2000 sensitive products. The Company's facilities and equipment are also being examined to determine whether they are Year 2000 ready. The Company has not completed its assessment of its information systems, products, facilities and equipment and, accordingly, has not determined the costs associated with its efforts to prepare for Year 2000. However, the Company currently believes that the costs of addressing its Year 2000 transition will not have a material adverse effect on the Company's financial condition or business operations. Given the uncertain consequences of failure to resolve significant Year 2000 issues, however, there is no assurance that any one or more of such failures would not have a material adverse impact on the Company. The Company has not yet developed a contingency plan addressing failure to be Year 2000 ready.

         FORWARD-LOOKING STATEMENTS

         The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding fourth quarter 1998 revenues, cost of sales, gross profit and gross profit percentage, expenses, operating income and income from continuing operations, as well as future liquidity and capital resources and Year 2000 compliance and impact. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, the effects of governmental regulation, the impact of competition and new technologies, slower-than-anticipated introduction of new products or implementation of marketing strategies, changes in the prices of raw materials, the ability to attract and retain qualified personnel and the loss of any significant customer. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

                                     PART II

                                OTHER INFORMATION




ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits
                     Exhibit 27--Financial Data Schedules (for SEC use only)

              (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Atrion Corporation
                                  (Registrant)


         Date:  November 12, 1998               /s/ Emile A. Battat
                                                -------------------------------
                                                Emile A. Battat
                                                Chairman, President and
                                                Chief Executive Officer



         Date:  November 12, 1998               /s/ Jeffery Strickland
                                                -------------------------------
                                                Jeffery Strickland
                                                Vice President and
                                                Chief Financial Officer