Form 10-K405
period 1998-12-31
ATRION CORP
filed 1999-03-22
CIK 701288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         Commission File Number 0-10763
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

                          -----------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO
   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant at March 18, 1999 was $23,553,414 based on the last reported sales price of the common stock on the Nasdaq National Market on such date.

Number of shares of Common Stock outstanding at March 18, 1999: 2,825,953.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 1999 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

================================================================================

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                    --------

                                TABLE OF CONTENTS

ITEM                                                                                                         PAGE
----                                                                                                         ----

PART I.........................................................................................................1

ITEM 1. BUSINESS...............................................................................................1
ITEM 2. PROPERTIES.............................................................................................9
ITEM 3. LEGAL PROCEEDINGS.....................................................................................10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................10
Executive Officers of the Company.............................................................................10

PART II.......................................................................................................11

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................11
ITEM 6. SELECTED FINANCIAL DATA...............................................................................12
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................................................12
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................17
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................17
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................................................35

PART III......................................................................................................36

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................36
ITEM 11. EXECUTIVE COMPENSATION...............................................................................36
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................36
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................36

PART IV.......................................................................................................37

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K.......................................................................................37

SIGNATURES....................................................................................................39


EXHIBIT INDEX.................................................................................................41

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Atrion Corporation ("Atrion" or the "Company") is a holding company which designs, develops, manufactures, markets, sells and distributes medical products and components. The Company's current operations are conducted through three medical products subsidiaries, Atrion Medical Products, Inc. ("Atrion Medical Products"), Halkey-Roberts Corporation ("Halkey-Roberts") and Quest Medical, Inc. ("Quest Medical"), formerly known as QMI Medical, Inc., which acquired the cardiovascular and intravenous fluid division of Advanced Neuromodulation Systems, Inc. (formerly known as Quest Medical, Inc., and herein referred to as "ANS") in January 1998. The Company also owns AlaTenn Pipeline Company, Inc. ("AlaTenn Pipeline") which operates a gaseous oxygen pipeline and Atrion Leasing Company, Inc. ("Atrion Leasing") which is engaged in leasing activities.

Atrion Medical Products' business, which is the design, development, manufacturing, marketing, sale and distribution of medical products, has been in operation for more than 30 years. Its products are used in ophthalmic, diagnostic and cardiovascular procedures and are sold primarily to major health care companies which market and distribute Atrion Medical Products' products, in conjunction with their name-brand products, to hospitals, clinics, surgical centers, physicians and other health care providers. While soft contact lens storage and disinfection systems are its more mature ophthalmic products, Atrion Medical Products continues to be a leading manufacturer and supplier of such products. A new and growing area of sales for Atrion Medical Products is its line of ophthalmic surgical procedure kits which are distributed for two of its major customers. Atrion Medical Products also markets its own name-brand products. One line of name-brand products, called LacriCATH(R), is used in a less invasive surgical procedure for the treatment of epiphora, or excessive tearing of the eye. These products are sold through the Company's direct clinical sales specialists. In early 1998, Atrion Medical Products introduced a line of name-brand aortic punches called CleanCut(TM), used in cardiovascular surgery, another area of focus for the Company. These products are used in heart bypass surgeries to make a precision opening in the heart for attachment of the bypass vessels. Other products sold by Atrion Medical Products include a line of inflation devices used primarily in percutaneous balloon angioplasty procedures and diagnostic devices used to test blood platelet function and to obtain blood samples for the measurement of blood sugar.

Regardless of whether the product is intended for use by a major health care company or for use as one of Atrion Medical Products' branded products, the product development process follows a well-defined and disciplined path. Working models and prototypes are developed at an early stage to provide market feedback or to begin laboratory and clinical testing. Computer-aided design software has been integrated with the software to control multiaxis machining centers to efficiently produce single or multiple prototypes. When Atrion Medical Products develops a product for one of its customers, it typically bears the full expense of the product development and enters into a long-term contract that allows the Company to retain exclusive worldwide manufacturing rights. Atrion Medical Products is EN46001 certified.

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

In January 1998, the Company, through a newly formed subsidiary then known as "QMI Medical, Inc.," acquired the cardiovascular and intravenous fluid products division of ANS (including all rights to the name "Quest Medical, Inc.") which had been in operation for 19 years (see Note 2 of the "Notes to Consolidated Financial Statements" in Item 8). In June 1998, the Company changed the name of QMI Medical, Inc. to "Quest Medical, Inc.," which subsidiary is hereinafter referred to as "Quest Medical." Quest Medical manufactures and sells several stable product lines, including cardiovascular products (such as pressure control valves, filters and surgical retracting tapes), specialized intravenous fluid delivery tubing sets and accessories and pressure monitoring kits used primarily in labor and delivery. Quest Medical also manufactures and sells the MPS(R) myocardial protection system ("MPS"), an innovative and sophisticated system designed to manage the delivery of solutions to the heart during open-heart surgery. The MPS integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible and cost-effective management of this process. The MPS employs advanced pump, temperature control and microprocessor technologies and includes a line of captive and noncaptive disposable products. In March 1996, 510(k) market clearance for the MPS was received from the FDA, and, shortly thereafter, clinical validation of the system began. The clinical validation was completed during July 1996. Commercial shipment of the MPS in the U.S. began during September 1996.

AlaTenn Pipeline owns and operates a 22-mile high-pressure steel pipeline in north Alabama which transports gaseous oxygen from an industrial gas producer to two of its customers.

MARKETING AND MAJOR CUSTOMERS

Atrion Medical Products has historically used sales managers to market products to other manufacturers for use in their consumer products. More recently, Atrion Medical Products has begun utilizing direct clinical sales specialists and commissioned sales agents for the marketing of LacriCATH products. Quest Medical is currently marketing the MPS and related disposables through a direct sales force using a sales team approach as well as through specialty distributors. Most of Quest Medical's other products are marketed through direct contact with hospitals, telemarketing, independent sales representatives, marketing arrangements with certain distributors and, to a lesser extent, through direct mail. In addition, the Company routinely attends and participates in trade shows throughout the United States and internationally.

During 1998, CIBA Vision, which accounted for 12.2 percent of the Company's revenues, was the only customer accounting for more than 10 percent of the Company's revenues from continuing operations. The loss of this customer would have a material adverse impact on the Company's operations.

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

Skills of assembly workers required for the manufacture of medical products are similar to those required in typical assembly operations. The Company currently employs workers with the skills necessary for its assembly operations and believes that additional workers with these skills are readily available in the areas where the Company's plants are located.

Atrion Medical Products, Halkey-Roberts and Quest Medical operate under the Food and Drug Administration's Good Manufacturing Practices and are ISO 9001 certified. The Company's products are used throughout the world and, during 1998, more than 22 percent of sales were shipped to international markets.

RESEARCH AND DEVELOPMENT

The Company believes that a well-targeted research and development program is an essential part of the Company's activities and is currently engaged in a number of research and development projects. The objective of the Company's program is to develop new products in the areas that the Company is currently engaged, improve current products and develop new products in other areas. Recent major development projects include, but are not limited to, a needleless valve product designed to eliminate the use of needles by health care providers and the CleanCut product line for use in cardiovascular surgery. The Company expects to incur additional research and development expenses in 1999 for various projects including further development of the MPS.

The Company's consolidated research and development expenditures for the years ended December 31, 1998, 1997 and 1996 were $2,750,000, $1,147,000 and
$1,003,000, respectively.

AVAILABILITY OF SUPPLIES AND RAW MATERIALS

The Company subcontracts with various suppliers to provide it with the quantity of component parts necessary to assemble its products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources which manufacture these components from the Company's toolings. The Company believes that there are alternative and satisfactory sources for single-sourced components, although a sudden disruption in supply from one of these suppliers could adversely affect the Company's ability to deliver the finished product on time. The Company owns its own molds for production of a majority of the components used in specialized tubing sets and cardiovascular products. Consequently, in the event of supply disruption, the Company would be able to fabricate its own components or subcontract with another supplier, albeit after a delay in the production process. Atrion Medical Products and Halkey-Roberts purchase various types of high-grade resins and other components for their manufacturing processes from various suppliers. The resins are readily available materials and, while the Company is selective in its choice of suppliers, it believes that there are no significant restrictions or limitations on supply. AlaTenn Pipeline is under no obligation to provide a gas supply to its customer.

PATENTS AND LICENSE AGREEMENTS

The commercial success of the Company is dependent, in part, on its ability to continue to develop patentable products, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company currently has 78 active patents and 6 patent applications pending on products that are either being sold or are in development. The Company receives royalty payments on three patents that are licensed to outside parties. The Company has obtained licenses to the rights from outside parties to two patents relating to the LacriCATH product line and for one patent relating to Multiport(R). All of these patents and pending patents relate to current products being sold by the Company or to products still in evaluation stages.

The validity of any patents issued to the Company may be challenged by others, and the Company could encounter legal and financial difficulties in enforcing its patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render the Company's patents less valuable or obsolete. With the possible exception of the patent relating to one of the Company's more mature products, the loss of any one patent would not have a material adverse effect on the Company's current revenue base. Although the Company does not believe that patents are the sole determinant in the commercial success of its products, the loss of a significant percentage of its patents or its patents relating to a specific product line, particularly the MPS product line, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has developed technical knowledge which, although non-patentable, is considered by the Company to be significant in enabling it to compete. However, the proprietary nature of such knowledge may be difficult to protect. The Company has entered into agreements with key employees prohibiting them from disclosing any confidential information or trade secrets of the Company and prohibiting them from engaging in any competitive business while employed by the Company and for various periods thereafter. In addition, these agreements also provide that any inventions or discoveries relating to the business of the Company by these individuals will be assigned to the Company and become the Company's sole property.

The medical device industry is characterized by extensive intellectual property litigation, and companies in the medical products industry sometimes use intellectual property litigation to gain a competitive advantage. Intellectual property litigation, regardless of outcome, is often complex and expensive, and the outcome of this litigation is generally difficult to predict. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Atrion Medical Products manufactures products for certain major health care companies and is dependent on several customers for the majority of its sales. Also, because its products are somewhat limited in number and normally are only a component of the ultimate product sold by its customers, Atrion Medical Products must continually be attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. Depending on the product and the nature of the project, Atrion Medical Products competes on the basis of its ability to provide engineering and design expertise as well as on the basis of product and price. Also, as Atrion Medical Products continues to expand its product lines, adding new products and customers, dependency on a limited number of customers will be reduced. The United States is the principal market for the LacriCATH product. There is no direct competition in the United States where both the product and surgical procedure are patent-protected. LacriCATH products are marketed directly to ophthalmologists through the Company's clinical sales specialists. Atrion Medical Products frequently designs products for a customer or potential customer, at its own expense, prior to entering into long-term development and manufacturing agreements with that customer. While certain of Atrion Medical Products' customers may internally design and develop their own products or outsource certain aspects of the design and development processes, the Company is unaware of any other companies that directly compete on the same basis as Atrion Medical Products.

With respect to those products manufactured by Atrion Medical Products which are sold to customers for use as components, Atrion Medical Products is dependent on the ability of those customers to sell their products. Therefore, Atrion Medical Products seeks to choose highly successful companies with which to do business. This risk is somewhat minimized by Atrion Medical Products' ability to obtain long-term, exclusive manufacturing rights while its customers have long-term marketing rights. Name-brand products, such as the LacriCATH line and the recently introduced CleanCut line, are marketed to a much larger base of customers and are not dependent on a single customer.

Halkey-Roberts competes in the medical products market and in the market for inflation devices used in marine and aviation equipment. In the medical products market, Halkey-Roberts is a leading competitor in the sale of check valves and medical clamps and has only one major competitor for each of those products. In the inflation device market, Halkey-Roberts is the dominant competitor in its market areas. With the exception of one large company, Halkey-Roberts' competitors in both of these markets generate less than $50 million annually in revenues.

Numerous companies compete with Quest Medical in the sale of cardiovascular products, specialized tubing sets and pressure monitoring kits. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than Quest Medical. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of Quest Medical's competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, HMOs and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. In addition, Quest Medical's competitors may use price reductions to preserve market share in their product markets.

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

GOVERNMENT REGULATION

Products

The manufacture and sale of medical products are subject to regulation by numerous governmental authorities, principally the Food and Drug Administration ("FDA") and corresponding foreign agencies. The research and development, manufacturing, promotion, marketing and distribution of medical products in the United States are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder ("FDC Act and Regulations"). The Company and its medical device customers are subject to inspection by the FDA for compliance with such regulations and procedures. Atrion Medical Products' and Quest Medical's facilities are registered with the FDA.

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, total or partial suspension of production, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. The Company and its customers are subject to these inspections. The Company believes that it has met all FDA requirements, and it also believes that its medical device OEM customers are in compliance; however, if the Company or its OEM medical device customers should fail the FDA inspections, it could have an adverse impact on the Company.

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

Third-Party Reimbursement and Cost Containment

In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company is dependent, in part, upon the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's products are used. Third-party payors may deny reimbursement if they determine that a prescribed product has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government-managed systems. Market acceptance of the Company's products in international markets depends, in part, on the availability and level of reimbursement.

Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals may seek to use less costly methods in treating Medicare and Medicaid patients. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been and may in the future be reduced, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Third party payors are increasingly challenging the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application.

Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on its business.

ADVISORY BOARD

The Company has selected several physicians and perfusionists with substantial expertise in the field of myocardial protection to serve as Clinical Advisors. These Clinical Advisors have assisted in the identification of the market need for MPS and its subsequent design and development. Members of the Company's management and scientific and technical staff from time to time consult closely with these Clinical Advisors to better understand the technical and clinical requirements of the cardiovascular surgical team and product functionality needed to meet those requirements. The Company anticipates that these Clinical Advisors will continue to play a similar role with respect to other products and may assist the Company in educating other physicians in the use of the MPS and related products.

Certain of the Clinical Advisors are employed by academic institutions and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to the Company. The Clinical Advisors may also serve as consultants to other medical device companies. The Clinical Advisors are not expected to devote more than a small portion of their time to the Company.

PEOPLE

At February 28, 1999, the Company had 461 full-time employees. Employee relations are good and there has been no work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.

ITEM 2.  PROPERTIES

The headquarters of the Company are located in Allen, Texas in its Quest Medical facility. Atrion Medical Products owns three office buildings and a manufacturing facility in Arab, Alabama and leases office space in Birmingham, Alabama. Halkey-Roberts leases a manufacturing facility in St. Petersburg, Florida under a ten-year operating lease which commenced in May 1996.

Atrion Medical Products' three office buildings and manufacturing facilities are located on a 67-acre site in Arab, Alabama. The three office buildings house administrative, engineering and design operations, and the manufacturing facility contains approximately 112,000 square feet of manufacturing space. Halkey-Roberts has a long-term lease on a manufacturing and administrative facility located on a 7-acre site in St. Petersburg, Florida. The facility consists of approximately 72,000 total square feet.

On January 30, 1998, as part of the Quest Medical acquisition, the Company executed a one-year lease on the facility occupied by Quest Medical in Allen, Texas. The Company also obtained an option to buy the facility for $6.5 million. On February 1, 1999, the Company purchased that facility pursuant to the option agreement (see Note 2 of the "Notes to Consolidated Financial Statements" in
Item 8). During the lease term, and since the purchase was completed, the facility has been used by Quest Medical, and since June 1998, by the Company as its headquarters office. The facility consists of a 108,000-square-foot office, manufacturing and warehouse building situated on approximately 14.8 acres and
4.3 acres adjacent to such property, which are unimproved.

The Company also currently leases approximately 4,600 square feet of office and manufacturing space in Orange County, California on a yearly basis. The Company plans to continue manufacturing certain cardiovascular surgery products at this facility for the foreseeable future.

AlaTenn Pipeline owns and operates a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

ITEM 3.  LEGAL PROCEEDINGS

There were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their property was the subject as of February 28, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE COMPANY

     NAME                                AGE                        TITLE
     ----                                ---                        -----
Emile A. Battat                          61    Chairman, President and Chief Executive Officer of
                                               the Company and Chairman of the Board or President
                                               of all subsidiaries

Jeffery Strickland                       40    Vice President and Chief Financial Officer,
                                               Secretary and Treasurer of the Company and Vice
                                               President or Secretary-Treasurer of all subsidiaries

Charles Gamble                           58    President of Halkey-Roberts Corporation

The persons who are identified as executive officers of the Company currently serve as officers of the Company, or Halkey-Roberts or of both the Company and certain subsidiaries. The officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries will expire at the time such meetings of the Board of Directors of the Company and its subsidiaries are held, which is anticipated to be in June 1999.

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

BRIEF ACCOUNT OF THE BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

Mr. Battat has been a director of the Company since 1987 and has served as Chairman of the Board of the Company since January 1998. Mr. Battat has served as President and Chief Executive Officer of the Company and as Chairman or President of all subsidiaries since

October 1998. Since March 1994, Mr. Battat has served as President and Chief Executive Officer of Piedmont Enterprises, Inc., a privately held consulting firm. Mr. Battat served as the President and Chief Executive Officer of Minemet, Inc., a company engaged in international trade, from August 1978 until February 1994.

Mr. Strickland has served as Vice President and Chief Financial Officer, Secretary and Treasurer of the Company since February 1, 1997. He has served as Vice President of Atrion Medical Products and of Halkey-Roberts since January 1997 and as Vice President of Quest Medical since December 1997. Mr. Strickland served as Vice President-Corporate Development of the Company from May 1992 to February 1997 and as Assistant Secretary and Assistant Treasurer of the Company from May 1990 until February 1997. Mr. Strickland also served as Vice President-Planning of Alabama-Tennessee Natural Gas Company from May 1992 until February 1997 and as Vice President and Chief Financial Officer and Secretary-Treasurer of Alabama-Tennessee Natural Gas Company from February 1997 until May 1997.

Mr. Gamble has served as President of Halkey-Roberts since May 1989.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market (Symbol
ATRI). As of March 15, 1999, there were approximately 900 holders of common stock of record. This number does not include beneficial holders for whom shares are held in "nominee" of "street" name. The high and low closing prices as reported by Nasdaq for each quarter of 1998 and 1997 are shown below along with the quarterly cash dividends paid per share.

    YEAR ENDED                                                                       DIVIDENDS
    DECEMBER 31, 1997:                            HIGH                LOW               PAID
    ------------------                            ----                ---               ----
    First Quarter                                $ 16.50            $ 11.00            $  .20
    Second Quarter                               $ 16.25            $ 11.63            $  .20
    Third Quarter                                $ 16.63            $ 13.25            $  .10
    Fourth Quarter                               $ 15.31            $ 13.00            $  .10


    YEAR ENDED
    DECEMBER 31, 1998:                            HIGH                LOW
    ------------------                            ----                ---
    First Quarter                                $ 13.75            $ 10.88                --
    Second Quarter                               $ 11.44            $  8.81                --
    Third Quarter                                $  9.44            $  7.63                --
    Fourth Quarter                               $  9.00            $  6.25                --

In January 1998, the Company's Board of Directors discontinued the payment of quarterly cash dividends. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.       SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(In thousands except per share amounts)

------------------------------------------------------------------------------------------------------------
                                         1998           1997              1996          1995           1994
------------------------------------------------------------------------------------------------------------

Revenues                               $43,397       $ 30,277           $22,121       $11,719       $  6,876

Income (loss) from continuing
     operations                          1,478         (2,045)(a)           853           986           (142)

Net income                               2,140         17,170 (a)         6,476         5,340          4,690

Total assets                            60,415         60,942            45,433        34,317         32,183

Long-term debt                               0            203             6,313         1,609          2,682

Income (loss) from continuing
     operations, per basic share           .46           (.63)             0.27           .31           (.04)

Net income per basic share                 .67           5.33              2.03          1.68           1.48

Dividends per share                          0            .60               .80           .80            .80

Average basic shares outstanding         3,203          3,224             3,189         3,175          3,170

Book value per share                     16.66          15.42             10.71          9.43           8.54
------------------------------------------------------------------------------------------------------------


(a) The 1997 amounts include an impairment loss of $3.0 million after tax and a charge for a product replacement program of $.7 million after tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Atrion Corporation is a holding company engaged in the design, development, manufacturing, marketing, sale and distribution of proprietary products and components for the medical and health care industry. The Company's operations are conducted primarily by Atrion Medical Products, Halkey-Roberts and, since January 30, 1998, Quest Medical, all of which are wholly owned subsidiaries of the Company. Atrion Medical Products and Quest Medical design, develop, manufacture, market, sell and distribute proprietary products for the medical and health care industry. Halkey-Roberts designs, develops, manufactures and sells proprietary medical device components and related components, all of which are used to control the flow of fluids and gases.

The acquisition of Quest Medical's business in January 1998 has had a significant impact on the Company's operations. During the eleven months of 1998 subsequent to the acquisition, Quest Medical accounted for $13.1 million of the Company's sales, $6.0 million of the Company's gross profit and $6.5 million of the Company's operating expenses. The high level of operating expenses, which was primarily attributable to the Company's additional research and development expenses associated with enhancements to certain Quest Medical product lines and expansion of Quest Medical's marketing organization, had the effect of reducing the Company's net income for 1998 by approximately $.7 million. This investment in the Quest Medical research and development and the marketing organization is expected to continue through 1999.

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

The financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented, and, accordingly, all financial statements for prior periods have been adjusted and restated to reclassify the natural gas operations from continuing operations to discontinued operations. The financial statements also reflect an after-tax gain on disposal of discontinued operations of $.7 million in 1998 and $17.3 million in 1997 based upon the sale of the natural gas operations as described above.

The after-tax income from discontinued operations, excluding the gain on disposal mentioned above, totaled $1.9 million or $.60 per basic and diluted share in 1997 compared with $5.6 million or $1.76 per basic share and $1.73 per diluted share in 1996. The 1997 amounts reflect the operation of the major portion of these discontinued operations for only the first five months in 1997. As a result of the sale of these operations, the Company's revenues and net income since May 30, 1997 have been and are expected to be materially lower than historical levels.

RESULTS OF OPERATIONS

The Company's 1998 income from continuing operations was $1.5 million or $.46 per basic and diluted share compared to a loss from continuing operations in 1997 of $2.0 million or $.63 per basic and diluted share and income from continuing operations in 1996 of $853,000 or $.27 per basic share and $.26 per diluted share. The loss in 1997 included an impairment loss on patents and goodwill of approximately $4.8 million before income taxes or $3.0 million or $.95 per basic and diluted share after taxes (see Note 3 in Notes to Consolidated Financial Statements). The loss in 1997 also included a charge related to a product replacement program of approximately $1.1 million before income taxes or $.7 million or $.21 per basic and diluted share after taxes. Income from continuing operations for 1997, excluding the adjustment for the impairment loss and the product replacement program charges, totaled $1.7 million or $.53 per basic and diluted share. Income from continuing operations in 1998 was less than 1997 income from continuing operations, excluding the 1997 one-time charges mentioned above, primarily because of the inclusion of Quest Medical operations for the eleven months subsequent to the January 1998 asset purchase partially offset by improvements at Halkey-Roberts. Net income, including discontinued operations, for 1998 totaled $2.1 million or $.67 per basic and diluted share compared with $17.2 million or $5.33 per basic and diluted share in 1997 and $6.5 million or $2.03 per basic share and $1.99 per diluted share in 1996.

Operating revenues were $43.4 million in 1998 compared with $30.3 million in 1997 and $22.1 million in 1996. The $13.1 million increase in revenues from 1997 to 1998 was attributable primarily to the inclusion of Quest Medical's sales for eleven months in 1998. The $8.2 million increase in revenues in 1997 above the 1996 level of $22.1 million was attributable primarily to the inclusion of revenues from Halkey-Roberts for a full year as compared to seven months in 1996. These acquisitions were recorded using the purchase method of accounting. Accordingly, only results from operations subsequent to the acquisition dates are reflected in the Company's financial statements, and results for prior periods are not included.

The Company's cost of sales was $26.9 million in 1998 compared with $20.8 million in 1997 and $13.0 million in 1996. The increase in cost of sales from 1997 to 1998 was primarily related to the inclusion of Quest Medical for eleven months in 1998. The increase in cost of sales for 1997 over 1996 was attributable primarily to the acquisition of Halkey-Roberts for a full year in 1997 as compared to seven months in 1996. The cost of sales in 1997 also included a charge of $.8 million for the cost of replacing certain components that were manufactured and sold by the Company. These components were used in marine inflation devices and were replaced because of a potential reliability problem. The Company recorded a charge totaling $1.1 million in the fourth quarter of 1997 for this product replacement program with $.8 million being charged to cost of sales and $.3 million being charged to selling, general and administrative expenses.

Gross profits were $16.5 million in 1998 compared with $9.5 million in 1997 and $9.1 million in 1996. The increase in gross profit from 1997 to 1998 was primarily the result of the inclusion in 1998 of eleven months of operations of Quest Medical and the absence of the 1997 one-time charge mentioned above. The increase in gross profit in 1997, as compared with 1996, was the result of the inclusion of Halkey-Roberts for a full year in 1997 as compared to seven months in 1996, offset partially by the 1997 one-time charges. Gross profits were also negatively impacted in 1997 due to a significant decline in sales to two major OEM customers which was caused by their decision not to use the Company's product in their product kits.

The Company's gross profit in 1998 was 38 percent of sales, which was significantly higher than the gross profit percentage of 31 percent in 1997 and lower than the gross profit percentage of 41 percent in 1996. The increase in gross profit percentage in 1998 was partially attributable to the inclusion of eleven months of Quest Medical operations in 1998. Quest Medical generally has a higher gross profit percentage of sales than the Company's other operations. The additional gross profit percentage improvement in 1998 compared to 1997 was attributable to the inclusion in 1997 of Halkey-Roberts' one-time charges as mentioned above. The decline in gross profit from 1996 to 1997 was partially attributable to the 1997 product replacement program charge mentioned above. The decrease also reflects the inclusion of Halkey-Roberts' operations for a full year in 1997 as compared to seven months in 1996. Halkey-Roberts' gross profit percentage excluding the product replacement charge in 1997 and 1996 was approximately 26 percent each year, which was significantly below Atrion Medical Products' historic gross profit percentage. Another factor contributing to the decline in gross profit percentage in 1997 as compared to 1996 was a shift in sales from certain higher-margin products to lower-margin products in 1997.

Operating expenses were $14.9 million in 1998 compared with $13.9 million in 1997 and $7.9 million in 1996. With the inclusion of $6.5 million of Quest Medical's operating expenses for the eleven months in 1998, the increase in operating expenses from 1997 to 1998 would have been greater except for the inclusion in 1997 of $5.1 million in one-time charges as discussed above. The $6.0 million increase in operating expenses from 1996 to 1997 was the result of the one-time charges in 1997, and the inclusion of a full year of Halkey-Roberts' expenses in 1997 partially offset by lower operating expenses at Atrion Medical Products.

The Company's operating income for 1998 was $1.6 million compared with an operating loss of $4.4 million in the previous year. The 1997 operating loss included the charges for the impairment loss and the product replacement program. Excluding these charges, the Company had operating income in 1997 of $1.5 million. The Company's 1996 operating income was $1.2 million.

Net interest income amounted to $577,000 in 1998 compared with net interest income in 1997 of $818,000. Net interest income in 1998 was primarily attributable to interest earned on the proceeds of the sale of the Company's natural gas subsidiaries in May 1997 remaining after the late January 1998 purchase of the Quest Medical operation. Net interest income in the 1997 period reflects interest earned on the proceeds from the sale of the Company's natural gas subsidiaries in May 1997. The cash received on this sale was used to retire most of the Company's outstanding debt, and the balance was invested in money market accounts and other short-term government and corporate interest-bearing investments. The Company's use of cash and cash equivalents in February 1999 to fund its purchase of its Allen, Texas facility is expected to result in a substantial reduction in interest income in 1999 and thereafter, and anticipated borrowings by the Company to fund its tender offer for outstanding common stock of the Company which is to commence on March 22, 1999 are expected to result in substantial interest expense in 1999 and thereafter until such borrowings are repaid.

Income tax expense in 1998 totaled $.7 million as compared to income tax benefits in 1997 of $1.3 million. The 1997 tax benefits include $2.1 million related to the impairment loss and product replacement program charges described above. Excluding these adjustments, income tax expense was $.8 million in 1997. The differences between years reflect changes in pretax income between the respective years.

The Company believes that 1999 revenues at all operations will be higher than 1998 revenues at those operations and that the cost of goods sold and gross profit will be higher in 1999 than in 1998. The Company also anticipates that 1999 earnings from continuing operations will significantly exceed earnings from continuing operations for 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a $20 million revolving loan facility to be utilized for the funding of operations and for major capital projects or acquisitions subject to certain limitations and restrictions (see Note 4 of Notes to Consolidated Financial Statements). The Company had no indebtedness under this loan facility at December 31, 1998 and 1997. Indebtedness under this facility totaled $5.4 million at December 31, 1996. On February 1, 1999, the Company purchased its headquarters in Allen, Texas for $6.5 million. The Company borrowed $1.2 million under its revolving loan facility and used existing cash reserves to fund the purchase of the Allen, Texas facility. The term of the $20 million revolving loan facility has been extended until May 20, 2000.

As of December 31, 1998, the Company had cash and cash equivalents of $5.6 million compared with $32.2 million at December 31, 1997 and $0.2 million at the end of 1996. The Company had no long-term debt as of December 31, 1998 compared with $.2 million as of December 31, 1997. The decrease in cash and cash equivalents from December 31, 1997 to December 31, 1998 was primarily attributable to the Quest Medical asset acquisition in January 1998 which used approximately $23.2 million of the Company's cash. Cash provided by continuing operations increased to $3.5 million in 1998 compared with $3.0 million in 1997 and $1.9 million in 1996. Capital expenditures for property, plant and equipment for continuing operations totaled $2.0 million in 1998 compared with $1.7 million in 1997 and $2.3 million in 1996.

The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's revolving loan facility and other equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for at least the next two years, including the cash required to purchase shares of the Company's common stock tendered to the Company pursuant to its tender offer for outstanding common stock which is to commence on March 22, 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Company adopted Statement of Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. This statement did not impact the Company for the years presented, as the Company did not have any components of comprehensive income other than net income.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record all derivatives on the balance sheet at fair value and establish "special accounting" for the three different types of hedges. SFAS No. 133 is effective for quarters beginning after June 15, 1999. The Company has no derivative investments and does not expect SFAS No. 133 to have a significant impact on the Company's financial statements.

YEAR 2000 INITIATIVE

In 1998, the Company began, and is now continuing, its assessment of its information systems, products, facilities and equipment to determine if they are Year 2000 ready. During 1998, the Company's operating units were using several different information systems. As a part of the Company's ongoing efforts to achieve operating synergies, as well as to assure Year 2000 compliance, the Company has purchased and is installing new computer systems in one of its units and is taking steps to determine whether the new and existing systems are Year 2000 compliant. The Company has contacted its major suppliers to determine whether they are Year 2000 compliant and, where not, intends to monitor their progress and take appropriate action.The Company is also contacting other suppliers to determine whether they are Year 2000 compliant and, if not, intends to monitor their progress and take appropriate actions. In addition, the Company has reviewed its products that process information that may be date sensitive and believes that those products are not Year 2000 sensitive products. The Company's facilities and equipment are also being examined to determine whether they are Year 2000 ready. The Company feels it is over 80 percent complete with its assessment of its information systems, products, facilities and equipment and, accordingly, has not determined the total costs associated with its efforts to prepare for Year 2000. However, to date, the Company has incurred costs of approximately $120,000, including the cost and time for Company employees to address Year 2000 issues, and believes that the additional costs of addressing its Year 2000 transition will not have a material adverse effect on the Company's financial condition or business operations. Given the uncertain consequences of failure to resolve significant Year 2000 issues, however, there is no assurance that any one or more of such failures would not have a material adverse impact on the Company. The Company is in the process of developing a contingency plan addressing failure to be Year 2000 ready.

FORWARD-LOOKING STATEMENTS

The statements in this Management's Discussion and Analysis and elsewhere in this Annual Report that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusions of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding future revenues, future cost of sales and gross profit, future expenses, interest income and expense, future earnings from continuing operations, liquidity, Year 2000 compliance and impact, compliance with financial covenants and long-term profitability. Words such as "anticipates," "believes," "intends," "expects," "estimated," and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to the following: changing economic, market and business conditions, the effects of governmental regulation, the impact of competition and new technologies, slower-than-anticipated introduction of new products or implementation of marketing strategies, changes in the prices of raw materials, the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company has a $20 million revolving credit facility with a regional bank. Borrowings under the facility bear interest at 90-day LIBOR plus one percent. The Company is subject to interest rate risk based on an adverse change in the 90-day LIBOR. At December 31, 1998, the Company had no borrowings under the revolving credit agreement. An adverse hypothetical change in the market interest rate of one percent would not have a material effect on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and the Board of Directors of Atrion Corporation:

We have audited the accompanying consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Atlanta, Georgia
February 12, 1999

                        CONSOLIDATED STATEMENTS OF INCOME
             (For the years ended December 31, 1998, 1997 and 1996)

--------------------------------------------------------------------------------------------------------
                                                                   1998            1997            1996
--------------------------------------------------------------------------------------------------------
                                                                (In thousands, except per share amounts)

Revenues                                                        $ 43,397        $ 30,277        $ 22,121
Cost of Goods Sold                                                26,937          20,755          13,033
--------------------------------------------------------------------------------------------------------
Gross Profit                                                      16,460           9,522           9,088
--------------------------------------------------------------------------------------------------------

Operating Expenses:
      Selling                                                      5,368           2,413           1,799
      General and Administrative                                   6,763           5,552           5,062
      Research and Development                                     2,750           1,147           1,003
      Impairment Loss (Note 3)                                         0           4,797               0
--------------------------------------------------------------------------------------------------------
                                                                  14,881          13,909           7,864
--------------------------------------------------------------------------------------------------------

Operating Income (Loss)                                            1,579          (4,387)          1,224

Interest Income (Expense), net                                       577             818            (159)
Other Income, net                                                     57             241             262
--------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations Before Provision
  for Income Taxes                                                 2,213          (3,328)          1,327

Income Tax (Provision) Benefit (Note 5)                             (735)          1,283            (474)
--------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                           1,478          (2,045)            853

Income from Discontinued Operations, net of tax (Note 2)               0           1,923           5,623
Gain on Disposal of Discontinued Operations,
net of tax (Note 2)                                                  662          17,292               0
--------------------------------------------------------------------------------------------------------

Net Income                                                      $  2,140        $ 17,170        $  6,476
========================================================================================================

Earnings (Loss) Per Basic Share:
      Continuing Operations                                     $   0.46        $  (0.63)       $   0.27
      Discontinued Operations                                          0            0.60            1.76
      Gain on Disposal of Discontinued Operations                   0.21            5.36               0
--------------------------------------------------------------------------------------------------------

Net Income Per Basic Share                                      $   0.67        $   5.33        $   2.03
========================================================================================================

Weighted Average Basic Shares Outstanding                          3,203           3,224           3,189
========================================================================================================

Earnings (Loss) Per Diluted Share:
      Continuing Operations                                     $   0.46        $  (0.63)       $   0.26
      Discontinued Operations                                          0            0.60            1.73
      Gain on Disposal of Discontinued Operations                   0.21            5.36               0
--------------------------------------------------------------------------------------------------------

Net Income Per Diluted Share                                    $   0.67        $   5.33        $   1.99
========================================================================================================

Weighted Average Diluted Shares Outstanding                        3,210           3,224           3,253
========================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1998 and 1997

------------------------------------------------------------------------------------------------------------------------
Assets:                                                                                           1998             1997
------------------------------------------------------------------------------------------------------------------------
                                                                                                      (In thousands)

Current Assets:
    Cash and cash equivalents                                                                   $ 5,635          $32,172
    Accounts receivables, net                                                                     7,278            2,897
    Inventories, net (Note 1)                                                                     8,568            3,960
    Prepaid expenses                                                                              1,358              337
------------------------------------------------------------------------------------------------------------------------
                                                                                                 22,839           39,366
------------------------------------------------------------------------------------------------------------------------


Property, Plant and Equipment:
    Original cost (Note 1)                                                                       22,315           15,617
    Less accumulated depreciation and amortization                                                4,921            2,475
------------------------------------------------------------------------------------------------------------------------
                                                                                                 17,394           13,142
------------------------------------------------------------------------------------------------------------------------


Other Assets and Deferred Charges:
    Patents, net of accumulated amortization of $5,630 and $5,342 in
      1998 and 1997, respectively (Notes 1 and 3)                                                 3,620              908
    Goodwill, net of accumulated amortization of $2,304 and $1,733 in
      1998 and 1997, respectively (Notes 1 and 3)                                                13,986            4,862
    Other                                                                                         2,576            2,664
------------------------------------------------------------------------------------------------------------------------
                                                                                                 20,182            8,434
------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
                                                                                                $60,415          $60,942
========================================================================================================================


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1998 and 1997

---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:                                                       1998               1997
---------------------------------------------------------------------------------------------------------------------
                                                                                               (In thousands)
Current Liabilities:
    Current maturities of long-term debt (Note 4)                                         $    203           $    453
    Accounts payable and accrued liabilities                                                 3,925              5,042
    Accrued income and other taxes                                                               4                278
---------------------------------------------------------------------------------------------------------------------
                                                                                             4,132              5,773
---------------------------------------------------------------------------------------------------------------------


Long-term Debt, less current maturities (Note 4)                                                 0                203
---------------------------------------------------------------------------------------------------------------------


Other Liabilities and Deferred Credits:
    Accumulated deferred income taxes (Note 5)                                               5,800              3,948
    Other                                                                                    1,114              1,032
---------------------------------------------------------------------------------------------------------------------
                                                                                             6,914              4,980
---------------------------------------------------------------------------------------------------------------------


Stockholders' Equity:
    Common stock, par value $0.10 per share, authorized
      10,000,000 shares, issued 3,419,953 shares in 1998 and 1997 (Note 1)                     342                342
    Paid-in capital                                                                          6,394              6,395
    Retained earnings (Note 9)                                                              46,821             44,681
    Treasury shares, 457,400 shares in 1998 and 177,949 shares
      in 1997, at cost (Note 6)                                                             (4,188)            (1,432)
---------------------------------------------------------------------------------------------------------------------
                                                                                            49,369             49,986
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                                                                                          $ 60,415           $ 60,942
=====================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (For the years ended December 31, 1998, 1997 and 1996)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                          1998            1997            1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $  2,140        $ 17,170        $  6,476
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Income from discontinued operations                                                      0          (1,923)         (5,623)
     Gain on disposal of discontinued operations (Note 2)                                  (662)        (17,292)              0
     Depreciation and amortization                                                        3,304           1,948           1,490
     Deferred income taxes                                                                1,511          (1,928)            670
     Impairment loss (Note 3)                                                                 0           4,797               0
     Other                                                                                  154            (548)           (136)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          6,447           2,224           2,877
   Changes in current assets and liabilities:
     (Increase) decrease in accounts receivable                                          (2,337)            761            (277)
     (Increase) in other current assets                                                  (1,690)            (34)           (120)
     Increase (decrease) in accounts payable                                                771            (205)           (357)
     Increase (decrease) in other current liabilities                                       284             280            (248)
-------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by continuing operations                                             3,475           3,026           1,875
   Net cash provided by discontinued operations (Note 2)                                 (1,614)            310           6,603
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          1,861           3,336           8,478
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of subsidiary companies (Note 2)                                            (23,198)              0         (11,650)
   Proceeds from disposal of discontinued operations                                          0          38,448               0
   Property, plant and equipment additions                                               (1,998)         (1,695)         (2,263)
   Discontinued operations property, plant and
     equipment additions                                                                      0             (78)           (257)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        (25,196)         36,675         (14,170)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in long-term indebtedness                                       (453)         (6,341)          5,167
   Issuance of treasury stock                                                                20             424             408
   Purchase of treasury stock                                                            (2,769)           (126)              0
   Cash dividends paid                                                                        0          (1,940)         (2,550)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         (3,202)         (7,983)          3,025
-------------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (26,537)         32,028          (2,667)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             32,172             144           2,811
-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $  5,635        $ 32,172        $    144
===============================================================================================================================

CASH PAID FOR:
   Interest (net of capitalized amounts)                                               $     22        $    285        $    425
   Income taxes (net of refunds)                                                            340           2,938           3,506

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               ATRION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Atrion Corporation is a holding company that designs, develops, manufactures and markets products for the medical and health care industry. As of December 31, 1998 the principal subsidiaries of the Company were Quest Medical, Inc., Atrion Medical Products, Inc. and Halkey-Roberts Corporation.

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

         Inventory
         Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                                       December 31,
                                                   1998           1997
                  -----------------------------------------------------
                  Raw materials                  $ 4,983        $ 2,962
                  Finished goods                   3,109            863
                  Work in process                  1,022            299
                  Reserve for obsolescence          (546)          (164)
                  -----------------------------------------------------
                  Net inventory                  $ 8,568        $ 3,960
                  -----------------------------------------------------

         Property, Plant and Equipment
         Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost as of December 31, 1998 and 1997 (in thousands):

                                                                 December 31,
                                                              1998          1997
                  ---------------------------------------------------------------
                  Land                                      $   413       $   413
                  Buildings                                   3,056         3,040
                  Machinery and equipment                    18,846        12,164
                  ---------------------------------------------------------------
                  Total property, plant and equipment       $22,315       $15,617
                  ---------------------------------------------------------------

         Goodwill and Patents
         Goodwill represents the excess of cost over the fair market value of tangible and identifiable intangible net assets acquired. Values assigned to patents were agreed to at the time of the acquisition between selling and acquiring parties. Goodwill is being amortized over twenty-five years and patents are being amortized over the remaining lives of the individual patents. Carrying values of patents and goodwill are periodically

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         evaluated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121 (see Note 3).

         Research and Development Costs
         Research and development costs relating to the development of new products and improvements of existing products are expensed as incurred.

         Revenues
         For the majority of its products, the Company recognizes revenue from sales when products are shipped to customers. For certain other products, revenue is recognized based on usage or time under defined leasing agreements. Allowances are made for bad debts where appropriate and are reviewed periodically.

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

(2)      ACQUISITIONS, DISPOSITIONS AND MERGERS OF ASSETS AND SUBSIDIARIES

         Acquisition of Quest Medical, Inc.
         On January 30, 1998, the Company, through a wholly owned Texas subsidiary then known as "QMI Medical, Inc.," acquired the cardiovascular and intravenous fluid products division of Advanced Neuromodulation Systems, Inc. (formerly known as Quest Medical, Inc. and herein referred to as "ANS") and all rights to the name "Quest Medical, Inc." The Company paid $22,922,000 (after taking into account certain postclosing adjustments and excluding $276,000 of related acquisition costs) in cash for the net assets acquired from ANS. As part of the transaction, the Company also obtained a one-year lease on ANS's facility in Allen, Texas, along with an option to buy the facility. This acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         was allocated to the assets and liabilities acquired based on their estimated fair value at the date of acquisition. The excess of the consideration paid over the estimated fair value of the net assets acquired of $9.7 million was recorded as goodwill and is being amortized over 25 years. The Company changed the name of QMI Medical, Inc. to "Quest Medical, Inc." in June 1998, and that subsidiary is herein referred to as "Quest Medical." On February 1, 1999, the Company purchased the Allen, Texas facility for $6.5 million pursuant to the option mentioned above.

         The following table presents unaudited consolidated selected financial data on a pro forma basis assuming the purchase of these assets had occurred as of January 1, 1997 and January 1, 1998. The unaudited consolidated pro forma data reflect certain assumptions, which are based on estimates. The unaudited consolidated pro forma combined results presented have been prepared for comparative purposes only and are not necessarily indicative of actual results that would have been achieved had the acquisition occurred at the beginning of the periods presented, or of future results.

                                                                 ------------------------
                                                                   1998            1997
                                                                      (In thousands)
                                                                 --------        --------
                  Revenues                                       $ 44,531        $ 44,583
                  Income (loss) from continuing
                  operations                                     $  1,613        $ (4,222)
                  Net income                                     $  2,163        $ 16,438
                  Net income per basic share                     $   0.68        $   5.10


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

         The consolidated financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented, and, accordingly, all consolidated financial statements for prior periods have been adjusted and restated to remove the natural gas operations from continuing operations. Income from discontinued operations was $1,923,000 and $5,623,000 for the years ended December 31, 1997 and 1996, respectively, net of income tax expense of $1,099,000 and $3,203,000, respectively. The consolidated financial statements also reflect a gain on disposal of discontinued operations of $662,000 and $17,292,000, net of income tax expense of $340,000, and $7,340,000 in 1998 and 1997, respectively, based upon the sale of the natural gas operations as described above.

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

         On May 21, 1996, Halkey-Roberts leased the land, building and building improvements in St. Petersburg, Florida, which serve as Halkey-Roberts' headquarters and manufacturing facility, from HRC Properties, Inc., an affiliate of Fenway, under a ten-year lease. The lease provides for monthly payments, including certain lease payment escalators, and provides for certain termination, sublease and assignment rights. The Company has guaranteed Halkey-Roberts' payment and performance obligations under the lease. The lease is being accounted for as an operating lease, and the rental expense for the years ended December 31, 1998, 1997 and 1996 was $342,000, $332,000 and $200,000,
         respectively. Future minimum rental commitments under this lease are $328,000, $337,000, $347,000 and $137,000, respectively, over each of the next four years.

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

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

(4)      LONG-TERM DEBT AND OTHER BORROWINGS

         Long-term debt as of December 31 consisted of the following (in thousands):

                                                        1998          1997
                  --------------------------------------------------------
                  Industrial revenue bonds              $203          $406
                  Notes payable                            0           250
                  --------------------------------------------------------
                                                         203           656
                  Less amounts due in one year           203           453
                  --------------------------------------------------------
                                                        $  0          $203
                  --------------------------------------------------------

         The Company has a $20 million revolving credit agreement with a regional bank. Under this agreement, there is a $10 million unsecured revolving facility and a $10 million revolving facility which must be secured at the time it is used. The term of the agreement has been extended through May 20, 2000. At any time during the term of the agreement, the Company may convert any or all outstanding amounts under either facility to a secured term loan with a minimum maturity of two years. The Company's ability to borrow funds under the secured and unsecured credit facilities is contingent on meeting certain covenants in the loan agreement. At December 31, 1998, the Company was in compliance with all covenants. At December 31, 1998, the Company had no borrowings under the revolving credit agreement.

         The industrial revenue bonds are due and payable in semiannual installments of $101,500. Such bonds bear interest at 70 percent of the prime rate with a minimum rate of 6 percent and are secured by Atrion Medical Products' land, buildings and equipment and by a Company guaranty. In April 1994, Atrion Medical Products executed a promissory note for $1.0 million to the former owner of its business. The last payment on this note was paid on April 1, 1998.

         On December 31, 1998, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt on the consolidated balance sheet. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to the Company for debt instruments with similar terms and remaining maturities.

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(5)      INCOME TAXES

         The items comprising income tax expense (benefit) for continuing operations are as follows:

                                                                    1998              1997             1996
                                                                                  (In thousands)
         --------------------------------------------------------------------------------------------------
         Current  -- Federal                                      $   (71)          $   (42)          $ (49)
                  -- State                                             33                 2             (25)
         --------------------------------------------------------------------------------------------------
                                                                      (38)              (40)            (74)

         Deferred  -- Federal                                         673            (1,134)            504
                   -- State                                           100              (109)             44
         --------------------------------------------------------------------------------------------------
                                                                      773            (1,243)            548
         --------------------------------------------------------------------------------------------------

         Total income tax expense (benefit)                       $   735           $(1,283)          $ 474
         --------------------------------------------------------------------------------------------------

         Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                         1998         1997
                                                          (In thousands)
              -------------------------------------------------------------
              Deferred tax assets:
              Benefit plans                             $  476       $  495
              Other, net                                 1,714        2,479
              -------------------------------------------------------------
                   Subtotal                              2,190        2,974
                   Valuation allowance                      --           --
              -------------------------------------------------------------
                   Total deferred tax assets            $2,190       $2,974
              -------------------------------------------------------------

              Deferred tax liabilities:
              Depreciation and basis differences        $1,674       $1,322
              Pensions                                     440          489
              Other, net                                 5,876        5,111
              -------------------------------------------------------------
                   Total deferred tax liabilities       $7,990       $6,922
              -------------------------------------------------------------

         Management believes that a valuation allowance is not considered necessary based on the Company's earnings history, the projections for future taxable income and other relevant considerations over the periods during which the deferred tax assets become deductible.

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         Total income tax expense (benefit) for continuing operations differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                                  1998           1997         1996
                                                                            (In thousands)
--------------------------------------------------------------------------------------------------
Income tax expense (benefit) at the statutory
     federal income tax rate                                      $ 752        $(1,132)       $451
Increase (decrease) resulting from:
     State income taxes                                             133           (106)         19
     Tax exempt interest                                             (4)           (38)         --
     Research and development credit                                (50)
     Other, net                                                     (96)            (7)          4
--------------------------------------------------------------------------------------------------
Total income tax expense (benefit)                                $ 735        $(1,283)       $474
--------------------------------------------------------------------------------------------------

(6)      COMMON STOCK

         The Company utilized 1,641 and 37,050 treasury shares in 1998 and 1997, respectively, to make distributions under its 1997 Stock Incentive Plan and its Restricted Shares Compensation Plan for Nonemployee Directors and in connection with the exercise of options under its 1994 Key Employee Stock Incentive Plan and 1990 Stock Option Plan (see Note 8). Pursuant to a Dutch auction tender offer, the Company purchased 239,092 shares of common stock at $9.00 per share in December 1998. On May 4, 1995, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase up to 150,000 shares of its common stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. In 1998 and 1997, the Company repurchased 42,000 and 9,700 shares, respectively, of its common stock under the Stock Repurchase Program. At December 31, 1998, there were 457,400 shares of common stock being held in treasury. The cost of these shares is shown as a reduction in stockholders' equity in the consolidated balance sheets.

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

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         weighted average shares outstanding used in calculating basic and diluted earnings (loss) per share as presented in the consolidated statements of income:

                                                                    1998              1997             1996
                                                                                 (In thousands)
------------------------------------------------------------------------------------------------------------
Weighted average basic shares outstanding                           3,203             3,244            3,189
Add:  Effect of dilutive securities
      (options and warrants)                                            7                --               64
------------------------------------------------------------------------------------------------------------
Weighted average diluted shares outstanding                         3,210             3,224            3,253
------------------------------------------------------------------------------------------------------------

         For the year ended December 31, 1997, there was no difference between basic and diluted weighted average shares outstanding as potential shares of common stock (options, warrants) would have an antidilutive effect on the resulting net loss per share from continuing operations.

(8)      STOCK OPTION PLANS

         During 1998, the Company's stockholders approved the adoption of the Company's 1998 Outside Directors Stock Option Plan ("1998 Directors Option Plan"). The 1998 Directors Option Plan provides for the automatic grant on each of February 1, 1998, February 1, 1999 and February 1, 2000 of nonqualified stock options to purchase 10,000 shares of common stock to each director, other than the Chairman of the Board, who is not an employee of the Company or any subsidiary and of nonqualified stock options to purchase 20,000 shares of common stock to the Chairman of the Board if he is not an employee of the Company or any subsidiary. The aggregate number of shares of common stock reserved for grants under the 1998 Directors Option Plan is 270,000 shares. The purchase price of the shares of common stock on exercise of the options is the fair market value of such shares on the date of grant. The options become exercisable in four equal quarterly installments on the May 1, August 1, November 1 and February 1 next succeeding the date of grant and expire no later than 10 years after the date of grant.

         During 1997, the stockholders of the Company approved the adoption of the Company's 1997 Stock Incentive Plan. The 1997 Stock Incentive Plan provides for the grant to key employees of incentive and nonqualified stock options, stock appreciation rights, restricted stock and performance shares. In addition, under the 1997 Stock Incentive Plan, outside directors (directors who are not employees of the Company or any subsidiary) receive automatic annual grants of nonqualified stock options to purchase 2,000 shares of common stock. The aggregate number of shares of common stock reserved for grants under the 1997 Stock Incentive Plan, after giving effect to the amendments approved by the Company's stockholders in 1998, is the sum of 500,000 shares and the number of shares reserved for issuance under prior plans in excess of the number of shares as to which options have been granted, including any shares subject to previously granted options that lapse, expire, terminate or are canceled. The purchase price of incentive options must be at least equal to the fair market value of such shares on the date of grant. The purchase price for nonqualified options and restricted and performance shares is fixed by the Compensation Committee. The options granted become exercisable as determined by the Compensation Committee and expire no later than ten years after the date of grant. During 1994 and 1990, the stockholders of the Company approved the adoption of the Company's 1994 Key Employee Stock Incentive

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         Plan and 1990 Stock Option Plan which provided for the grant to key employees of incentive and nonqualified options to purchase shares of common stock of the Company.

         Option transactions, adjusted for the three-for-two stock split, for the years 1996, 1997 and 1998 are as follows:

                                                               Shares             Price Per Share
----------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1995                       228,225        $  6.75    --    16.08
     Granted in 1996                                            32,550        $ 13.83    --    17.00
     Expired in 1996                                            (3,150)       $ 11.67    --    15.17
     Exercised in 1996                                         (31,875)       $  9.92    --    16.08
----------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1996                       225,750        $  6.75    --    17.00
     Granted in 1997                                           113,200        $ 13.25    --    14.88
     Expired in 1997                                           (41,100)       $ 11.67    --    15.17
     Exercised in 1997                                         (33,850)       $  6.75    --    15.17
----------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1997                       264,000        $  9.92    --    17.00
     Granted in 1998                                           422,100        $  6.88    --    13.25
     Expired in 1998                                           (21,800)       $ 12.25    --    13.25
     Exercised in 1998                                               0        $  0.00    --     0.00
----------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1998                       664,300        $  6.88    --    17.00
----------------------------------------------------------------------------------------------------

         As of December 31, 1998, options for 233,000 of the above-listed shares were exercisable and there remained 147,534 shares for which options may be granted in the future under the 1997 Stock Incentive Plan.

         The Company accounts for stock options under Accounting Principles Board ("APB") Opinion No. 25, which requires compensation costs to be recognized only when the option price differs from the market price at the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," allows a company to follow APB Opinion No. 25 with an additional disclosure that shows what the Company's pro forma net income would have been using SFAS No. 123.

         Pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996:

                                                        1998               1997            1996
-----------------------------------------------------------------------------------------------
Risk-free interest rate                                  5.28%              6.7%            6.8%
Dividend yield                                            0.0%              0.0%            5.4%
Volatility factor                                          28%               25%              29%
Weighted average expected life                        7 YEARS           7 years         10 years
------------------------------------------------------------------------------------------------

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and earnings per basic share were as follows:

                                                                    1998          1997         1996
         -------------------------------------------------------------------------------------------
         Net income - as reported                                  $2,140       $17,170       $6,476
         Net income - pro forma                                    $1,487       $17,020       $6,461
         Earnings per basic share - as reported                    $ 0.67       $  5.33       $ 2.03
         Earnings per basic share - pro forma                      $ 0.46       $  5.28       $ 2.03
         Weighted average fair value of options
              granted during the year                              $ 4.64       $  6.10       $ 3.50
         -------------------------------------------------------------------------------------------


(9)      RETAINED EARNINGS

         The following is a recap of changes in consolidated retained earnings for the years ended December 31, 1998, 1997 and 1996:

                                                                  1998           1997          1996
                                                                            (In thousands)
----------------------------------------------------------------------------------------------------
Balance, beginning of year                                      $44,681        $29,451       $25,525
Add:  Net income for the year                                     2,140         17,170         6,476
Deduct:  Cash dividends, $0.60 per share in
         1997 and $0.80 per share in 1996                             0         (1,940)       (2,550)
----------------------------------------------------------------------------------------------------
Balance, end of year                                            $46,821        $44,681       $29,451
----------------------------------------------------------------------------------------------------

(10)     REVENUES FROM MAJOR CUSTOMERS

         In 1998, approximately $5.3 million (12.2 percent) of the Company's operating revenues were attributable to one customer.

         In 1997, approximately $4.9 million (16.3 percent) of the Company's operating revenues were attributable to one customer.

         In 1996, approximately $5.9 million (26.6 percent) of the Company's operating revenues were attributable to one customer.

(11)     INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders.

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         The Company operates in one reportable industry segment: designing, developing, manufacturing and marketing products for the medical and health care industry with no foreign operating subsidiaries. Company revenues from sales outside the United States totaled approximately 22 percent, 21 percent, and 18 percent of the Company's total revenues in 1998, 1997, and 1996, respectively.

(12)     EMPLOYEE RETIREMENT AND BENEFIT PLANS

         A noncontributory defined benefit retirement plan is maintained for all regular employees of the Company except those of Quest Medical. This plan was amended effective January 1, 1998 to become a cash balance pension plan. The Company's funding policy is to make the annual contributions required by applicable regulations and recommended by its actuary.

         SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," was implemented by the Company effective January 1, 1998. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. This revision requires additional information on changes in the benefit obligations and the fair value of plan assets.

         The changes in the plan's projected benefit obligation ("PBO") as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                          1998              1997
                                                                         ------            -------

                  CHANGE IN BENEFIT OBLIGATION
                  Benefit obligation, January 1                          $2,806            $ 4,314
                  Service Cost                                              297                124
                  Interest cost                                             235                248
                  Plan amendments                                           175                (74)
                  Actuarial loss                                             90                616
                  Settlement gain                                             0               (643)
                  Curtailment gain                                            0               (729)
                  Benefits paid                                            (306)            (1,050)
                  --------------------------------------------------------------------------------
                  Benefit obligation, December 31                        $3,297            $ 2,806
                  --------------------------------------------------------------------------------

         The changes in the fair value of plan assets, funded status of the plan, and the status of the prepaid pension benefit obligation recognized, which is included in the Company's balance sheets as of December 31, 1998 and 1997, are as follows (in thousands):

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                       1998                   1997
                                                                     --------               --------

           CHANGE IN PLAN ASSETS
           Fair value of plan assets, January 1                      $  5,499               $  5,583
           Actual return on plan assets                                   503                    966
           Benefits paid                                                 (306)                (1,050)
           -----------------------------------------------------------------------------------------
           Fair value of plan assets, December 31                    $  5,696               $  5,499

           Funded status of plan                                     $  2,399               $  2,693
           Unrecognized actuarial gain                                   (888)                  (921)
           Unrecognized prior service cost                                102                    (68)
           Unrecognized net transition obligation                        (307)                  (356)
           -----------------------------------------------------------------------------------------
           Net amount recognized                                     $  1,306               $  1,348
           -----------------------------------------------------------------------------------------

         The components of net periodic pension benefit cost (income) for 1998, 1997 and 1996 were as follows (in thousands):

                                                                   1998           1997           1996
                                                                  ------         ------         ------

            COMPONENTS OF NET PERIODIC
                 BENEFIT COST
            Service cost                                          $  297         $  124         $  151
            Interest cost                                            235            248            305
            Expected return on assets                               (430)          (423)          (412)
            Prior service cost amortization                            6              1              7
            Actuarial (gain) loss                                    (17)             0              0
            Transition amount amortization                           (49)           (55)           (60)
            Curtailment gain                                           0           (663)             0
            Settlement gain                                            0           (144)             0
            ------------------------------------------------------------------------------------------
            Net periodic benefit cost (income)                    $   42         $ (912)        $   (9)
            ------------------------------------------------------------------------------------------

         As reflected in the 1997 pension income table above, the Company recognized curtailment and settlement gains totaling $807,000 in connection with the sale of Alabama-Tennessee Natural Gas Company. In accordance with SFAS No. 88, "Employer Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," these gains are reflected as a component of the gain on disposal of discontinued operations (see Note 2).

         Actuarial assumptions used to determine the values of the PBO at December 31, 1998 and 1997 and the benefits cost for 1998, 1997 and 1996 included a discount rate of 7.25 percent, an estimated long-term rate of return on plan assets of 8 percent, and an estimated weighted average rate of compensation increase of 6 percent. As of December 31, 1998, the plan's assets were invested in mutual funds as follows: equity, 75 percent; fixed income, 24 percent; and money market, 1 percent.

         Effective July 1, 1992, the Company adopted a nonqualified Supplemental Executive Retirement Plan ("SERP") which provides additional pension benefits to certain executive officers of the Company. The Company recognized income of $4,000 in connection with

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         the SERP in 1998 and recorded expense of $100,000 and $78,000 in 1997 and 1996, respectively. The SERP was terminated December 31, 1998.

         The Company also sponsors defined contribution plans for all employees. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plans. The Company's contribution under these plans was $264,000 in 1998, $352,000 in 1997 and $375,000 in 1996. Included in these amounts are contributions to the Company's Supplemental Executive Thrift Plan, which was terminated December 31, 1998.

         The Company previously provided certain postretirement health care and life insurance benefits to full-time employees of its natural gas operations. After the disposal of the natural gas operations in 1997, the Company no longer has any obligations for such postretirement benefits.

(13)     LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and third-party claims which arise in the ordinary course of business. In the opinion of management, the amount of potential liability with respect to these actions will not materially affect the Company's financial position or results of operations.

(14)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data for 1998 and 1997 are as follows:

          Quarter             Operating             Operating                            Earnings (Loss)
           Ended               Revenue            Income (Loss)    Net Income (Loss)     Per Basic Share
--------------------------------------------------------------------------------------------------------
                                    (In thousands except per share amounts)
--------------------------------------------------------------------------------------------------------
          03/31/98            $  10,162                579             $    498              $  .15
          06/30/98               11,375                706                  537                 .17
          09/30/98               11,570                217                  226                 .07
          12/31/98               10,290                 77                  879                 .28
--------------------------------------------------------------------------------------------------------

          03/31/97            $   7,946                491             $  1,631              $ 0.50
          06/30/97                8,138                677               18,067                5.62
          09/30/97                7,292                432                  638                0.19
          12/31/97                6,901             (5,987)              (3,166)               (.98)
--------------------------------------------------------------------------------------------------------

         The fourth quarter of 1997 amounts include charges for an impairment loss and a product replacement program totaling $5,897,000 ($3,737,000 after tax) or $1.16 per basic share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                               ATRION CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information for this item relating to directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of stockholders.

EXECUTIVE OFFICERS

The information for this item relating to executive officers of the Company is set forth on pages 10 through 11 of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of stockholders.

SECURITY OWNERSHIP OF MANAGEMENT

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of stockholders.

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

         3. Exhibits: (Numbered in accordance with Item 601 of Regulation S-K) The exhibits listed below are filed as part of this 1998 Form 10-K Report. Those exhibits previously filed and incorporated herein by reference are identified by a note reference to the previous filing.

(b)      Reports on Form 8-K:
         The Company filed a current report on Form 8-K, dated November 18, 1998, related to the Company's exercise of its option to purchase its headquarters building and adjacent property.

   2a             Stock Purchase Agreement, dated May 21, 1996, between Fenway
                  Holdings, L.L.C. and Atrion Corporation(1)
   2b             Asset Purchase Agreement, dated March 19, 1997, between
                  Atrion Corporation and Midcoast Energy Resources, Inc.(2)
   2c             Asset Purchase Agreement, dated as of December 29, 1997, by and among Quest Medical, Inc. QMI Acquisition Corp. and
                  Atrion Corporation(3)
   3a             Certificate of Incorporation of Atrion Corporation, dated
                  December 30, 1996(4)
   3b             Bylaws of Atrion Corporation(5)
   4a             Rights Agreement, dated as of February 1, 1990 between
                  AlaTenn Resources, Inc. and American Stock Transfer & Trust
                  Company which includes the form of Right Certificate as
                  Exhibit A and the Summary of Rights to Purchase Common Shares
                  as Exhibit B(6)
  10a*            1990 Stock Option Plan(7)
  10b*            Form of Incentive Stock Option Agreement(8)
  10c*            Restricted Shares Compensation Plan for Non-Employee
                  Directors adopted May 6, 1991(9)
  10d*            Alabama-Tennessee Natural Gas Company Supplemental Executive
                  Retirement Plan(10)
  10e*            Alabama-Tennessee Natural Gas Company Supplemental Executive
                  Thrift Plan(11)
  10f*            1994 Key Employee Stock Incentive Plan(12)
  10g*            Form of Incentive Stock Option Agreement(13)
  10h*            Atrion Corporation 1997 Stock Incentive Plan(14)
  10i*            Atrion Corporation 1998 Outside Directors Stock Option Plan(15)
  10j*            Form of Stock Option Agreement(16)
  21              Subsidiaries of Atrion Corporation as of December 31, 1998
  23              Consent of Arthur Andersen LLP
  27              Financial Data Schedules (filed electronically only)


NOTES
-----

  (1)        Incorporated by reference to Exhibit 2 to Form 8-K of Atrion Corporation dated June 5,
             1996.
  (2)        Incorporated by reference to Appendix A to the Definitive Proxy Statement of the
             Company dated April 23, 1997.
  (3)        Incorporated by reference to Exhibit 2 to the Form 8-K of Atrion Corporation dated
             February 17, 1998.
  (4)        Incorporated by reference to Appendix B to the Definitive Proxy Statement of the
             Company dated January 10, 1997.
  (5)        Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Company dated January 10, 1997.
  (6)        Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A of
             AlaTenn Resources, Inc. dated February 15, 1990.
  (7)        Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 6, 1990.
  (8)        Incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-8 of
             AlaTenn Resources, Inc., filed  May 17, 1991 (File No. 33-40639).
  (9)        Incorporated by reference to Appendix A to the Definitive Proxy Statement of the
             Company dated March 29, 1991.
 (10)        Incorporated by reference to Exhibit 10u to Form 10-K of AlaTenn Resources, Inc.
             dated March 26, 1993.
 (11)        Incorporated by reference to Exhibit 10v to Form 10-K of AlaTenn Resources, Inc.
             dated March 26, 1993.
 (12)        Incorporated by reference to Appendix A to the Definitive Proxy Statement of the
             Company dated March 28, 1994.
 (13)        Incorporated by reference to Exhibit 4(d) to the Form S-8 of AlaTenn Resources, Inc.,
             filed July 26, 1995 (File No. 33-61309).
 (14)        Incorporated by reference to Exhibit 10(j) to Form 10-K of Atrion Corporation dated
             March 31, 1998.
 (15)        Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed
             June 10, 1998 (File No. 333-56511).
 (16)        Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed
             June 10, 1998 (File No. 333-56511).


* Management Contract or Compensatory Plan or Arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Atrion Corporation



                                             By:   /s/ Emile A. Battat
                                             -----------------------------------
                                                   Emile A. Battat
                                                   Chairman,
                                                   President and Chief
                                                   Executive Officer

Dated: March 22, 1999

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

             Signature                                    Title                                         Date
             ---------                                    -----                                         ----


 /s/Emile A. Battat                       Chairman, President and Chief Executive                   March 22, 1999
 ---------------------------------------- Officer (Principal Executive Officer)
 Emile A. Battat



 /s/Jeffery Strickland                    Vice President, Chief Financial Officer and               March 22, 1999
 ---------------------------------------- Secretary-Treasurer (Principal Financial
 Jeffery Strickland                       and Accounting Officer)




 /s/Richard O. Jacobson                                  Director                                   March 22, 1999
 ----------------------------------------
 Richard O. Jacobson



 /s/John H. P. Maley                                     Director                                   March 22, 1999
 ----------------------------------------
 John H. P. Maley

             Signature                                    Title                                         Date
             ---------                                    -----                                         ----


 /s/Jerome J. McGrath                                    Director                                   March 22, 1999
 ----------------------------------------
 Jerome J. McGrath



 /s/Hugh J. Morgan, Jr.                                  Director                                   March 22, 1999
 ----------------------------------------
 Hugh J. Morgan, Jr.



 /s/J. Kenneth Smith                                     Director                                   March 22, 1999
 ----------------------------------------
 J. Kenneth Smith



 /s/Roger F. Stebbing                                    Director                                   March 22, 1999
 ----------------------------------------
 Roger F. Stebbing



 /s/John P. Stupp, Jr.                                   Director                                   March 22, 1999
 ----------------------------------------
 John P. Stupp, Jr.

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBERS                            DESCRIPTION                                                             PAGE
 -------                            -----------                                                             ----

   2a             Stock Purchase Agreement, dated May 21, 1996, between Fenway
                  Holdings, L.L.C. and Atrion Corporation(1)
   2b             Asset Purchase Agreement, dated March 19, 1997, between
                  Atrion Corporation and Midcoast Energy Resources, Inc.(2)
   2c             Asset Purchase Agreement, dated as of December 29, 1997, by and among Quest Medical, Inc. QMI Acquisition Corp. and
                  Atrion Corporation(3)
   3a             Certificate of Incorporation of Atrion Corporation, dated
                  December 30, 1996(4)
   3b             Bylaws of Atrion Corporation(5)
   4a             Rights Agreement, dated as of February 1, 1990 between
                  AlaTenn Resources, Inc. and American Stock Transfer & Trust
                  Company which includes the form of Right Certificate as
                  Exhibit A and the Summary of Rights to Purchase Common Shares
                  as Exhibit B(6)
  10a*            1990 Stock Option Plan(7)
  10b*            Form of Incentive Stock Option Agreement(8)
  10c*            Restricted Shares Compensation Plan for Non-Employee
                  Directors adopted May 6, 1991(9)
  10d*            Alabama-Tennessee Natural Gas Company Supplemental Executive
                  Retirement Plan(10)
  10e*            Alabama-Tennessee Natural Gas Company Supplemental Executive
                  Thrift Plan(11)
  10f*            1994 Key Employee Stock Incentive Plan(12)
  10g*            Form of Incentive Stock Option Agreement(13)
  10h*            Atrion Corporation 1997 Stock Incentive Plan(14)
  10i*            Atrion Corporation 1998 Outside Directors Stock Option Plan(15)
  10j*            Form of Stock Option Agreement(16)
  21              Subsidiaries of Atrion Corporation as of December 31, 1998                                    42
  23              Consent of Arthur Andersen & Co.                                                              43
  27              Financial Data Schedules (filed electronically only)

  NOTES
  -----

  (1)        Incorporated by reference to Exhibit 2 to Form 8-K of Atrion Corporation dated June 5,
             1996.
  (2)        Incorporated by reference to Appendix A to the Definitive Proxy Statement of the
             Company dated April 23, 1997.
  (3)        Incorporated by reference to Exhibit 2 to the Form 8-K of Atrion Corporation dated
             February 17, 1998.
  (4)        Incorporated by reference to Appendix B to the Definitive Proxy Statement of the
             Company dated January 10, 1997.
  (5)        Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Company dated January 10, 1997.
  (6)        Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A of
             AlaTenn Resources, Inc. dated February 15, 1990.
  (7)        Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 6, 1990.
  (8)        Incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-8 of
             AlaTenn Resources, Inc., filed  May 17, 1991 (File No. 33-40639).
  (9)        Incorporated by reference to Appendix A to the Definitive Proxy Statement of the
             Company dated March 29, 1991.
 (10)        Incorporated by reference to Exhibit 10u to Form 10-K of AlaTenn Resources, Inc.
             dated March 26, 1993.
 (11)        Incorporated by reference to Exhibit 10v to Form 10-K of AlaTenn Resources, Inc.
             dated March 26, 1993.
 (12)        Incorporated by reference to Appendix A to the Definitive Proxy Statement of the
             Company dated March 28, 1994.
 (13)        Incorporated by reference to Exhibit 4(d) to the Form S-8 of AlaTenn Resources, Inc.,
             filed July 26, 1995 (File No. 33-61309).
 (14)        Incorporated by reference to Exhibit 10(j) to Form 10-K of Atrion Corporation dated
             March 31, 1998.
 (15)        Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed
             June 10, 1998 (File No. 333-56511).
 (16)        Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed
             June 10, 1998 (File No. 333-56511).


* Management Contract or Compensatory Plan or Arrangement