Form 10-K405/A
period 1998-12-31
ATRION CORP
filed 1999-04-30
CIK 701288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-10763
                                                                         -------

                               ATRION CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                           63-0821819
-------------------------------                           ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

One Allentown Parkway, Allen, Texas                               75002
----------------------------------------                       ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at March 18, 1999...................$23,553,414

Number of shares of Common Stock outstanding
at March 18, 1999.....................................................2,825,953

                                 AMENDMENT NO. 1

The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Annual Report"), as set forth in the pages attached hereto:

ITEM 10. Directors and Executive Officers of the Registrant.
ITEM 11. Executive Compensation.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
ITEM 13. Certain Relationships and Related Transactions

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                     Class I

EMILE A. BATTAT

         Mr. Battat, age 61, has been a director since 1987 and has served as Chairman of the Board of the Company since January 1998 and as interim President and Chief Executive Officer of the Company, and as Chairman of the Board or President of each of the Company's subsidiaries, since October 1998. Mr. Battat is President and Chief Executive Officer of Piedmont Enterprises, Inc., a privately-held consulting firm, and has served in such position since March 1994. Mr. Battat served as the President and Chief Executive Officer of Minemet, Inc., a company engaged in international trade, from August 1978 until February 1994. From 1965 to 1978, he served with Kaiser Industries and its affiliates, a diversified industrial group, in various functions including strategic planning, diversification, acquisitions and divestitures, with the last nine years as Vice President and director of Kaiser International. Mr. Battat holds a Bachelor of Science and a Master of Science degrees in Mechanical Engineering from Massachusetts Institute of Technology and a Master of Business Administration from Harvard University. He is an associate member of Sigma Xi, a scientific honor society.

JOHN H. P. MALEY

         Mr. Maley, age 64, has been a director since February 1996. Mr. Maley has been a consultant since January 1995. He is also Chairman of Magister Corporation, a company which manufactures orthopedic and consumer healthcare products, and has served in such capacity since July 1995. From 1976 to December 1994 he was President and Chief Executive Officer of Chattanooga Group, Inc., a private corporation that became the world's leading manufacturer of products used for physical and sports medicine. In 1971 he founded, and from 1971 to 1974 he was President and Chief Executive Officer of, Invacare Corporation, a company that is now recognized as the world leader in the market for wheelchairs and a broad range of home healthcare products. From 1962 to 1970 and in 1975 Mr. Maley was associated with the consulting firm of McKinsey & Company, Inc., becoming a partner in

         1968, and worked with clients of that firm in England, Australia and the United States. Mr. Maley holds a Bachelor of Arts and a Master of Arts degrees in Economics from Cambridge University. He is a director of Rehabilicare, Inc.

J. KENNETH SMITH

         Mr. Smith, age 70, has been a director since 1982. Preceding his retirement in 1986, Mr. Smith was the Director - Government Relations of Sun Exploration and Production Company (later known as Oryx Energy Company), a company engaged in oil and gas production. Mr. Smith has a Bachelor of Science degree in Mechanical Engineering from Texas A & M University.

                                    Class II

RICHARD O. JACOBSON

         Mr. Jacobson, age 62, has been a director since 1992. Mr. Jacobson is Chairman of the Board of Jacobson Warehouse Company, Inc., a privately held warehouse company with facilities in 17 locations in eight states, which Mr. Jacobson founded 31 years ago. He is also Chairman of the Board of Jacobson Transportation Company, Inc., a truckload common carrier with authority to operate in 48 states and Canada. Mr. Jacobson has a degree in Business Administration from the University of Iowa. He is a director of Allied Group, Inc., FelCor Suite Hotels Inc. and Heartland Express, Inc.

JEROME J. MCGRATH

         Mr. McGrath, age 76, has been a director since 1988. Mr. McGrath was Of Counsel to the law firm of Gallagher, Boland, Meiburger & Brosnan from January 1988 until his retirement in June 1997 and practiced law for over 45 years. He is a graduate of Georgetown University and Georgetown University Law Center.

HUGH J. MORGAN, JR.

         Mr. Morgan, age 70, has been a director since 1988. Mr. Morgan is Chairman of the Board of National Bank of Commerce of Birmingham, and has served in such position since February 1990. Mr. Morgan was employed for many years prior to 1988 by Sonat Inc., a diversified energy holding company, where he held various positions including Vice Chairman of the Board of Sonat Inc. and Chairman of the Board of its wholly-owned subsidiary, Southern Natural Gas Company. Mr. Morgan holds a Bachelor of Arts degree from Princeton University and is a graduate of the Vanderbilt University Law School.

                                    Class III

ROGER F. STEBBING

         Mr. Stebbing, age 58, has been a director since 1992. Mr. Stebbing is President and Chief Executive Officer of Marlboro Enterprises, Inc., a company engaged in chemical plant engineering, design, construction and operation, and has served in such capacities since 1976. He is also President and Chief Executive Officer of Stebbing and Associates, Inc., an engineering consulting company, and has served in such capacities since 1986. Mr. Stebbing is a licensed professional engineer and has a BSC honors degree in Chemical Engineering from Salford University.

JOHN P. STUPP, JR.

         Mr. Stupp, age 49, has been a director since 1985. He is Chief Operating Officer and Executive Vice President of Stupp Bros., Inc., a diversified holding company, and has served in such capacities since April 1996 and April 1995, respectively. From January 1992 to August 1995, Mr. Stupp also served as President and since August 1995 he has served as Chief Executive Officer of Stupp Corporation, a division of Stupp Bros., Inc. Mr. Stupp holds a Bachelor of Science degree in Business and Economics from Lehigh University.

         The Company's Board of Directors is divided into three classes: Class I, Class II and Class III, with each director's term to expire at the third succeeding annual meeting of Stockholders after his election.

         The information relating to executive officers of the Company is set forth on pages 10 through 11 of the Company's Annual Report on Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors to file initial reports of ownership and reports of changes of ownership of the Company's common stock with the Commission. Executive officers and directors are required to furnish the Company with copies of Section 16(a) forms that they file. Based upon a review of these filings and written representations from the Company's directors and executive officers regarding the filing of such reports, the Company believes that its directors and executive officers complied with all applicable Section 16(a) filing requirements during 1998.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiaries for the years ended December 31, 1998, 1997, and 1996 of
(i) those persons who at any time during 1998 served as the Chief Executive Officer of the Company and (ii) the other persons who served as executive officers of the Company in 1998 and whose salary and bonus for the year ended December 31, 1998 exceeded $100,000 (such officers are referred to herein as the "Named Executive Officers").

                                                 SUMMARY COMPENSATION TABLE

                                                                   Long-Term Compensation
                                                                   ----------------------
                                   Annual Compensation (1)               Awards
                                   -----------------------               ------

                                                                                Securities
Name and                                                         Restricted      Underlying      All Other
Principal Position          Year       Salary          Bonus     Stock Awards    Options(2)     Compensation
------------------          ----      --------        -------    ------------    ----------     ------------
Emile A. Battat (3)         1988     $ 27,692       $      0     $      0          42,000(4)     $  1,880(5)
  Chairman of the
  Board, President
  and Chief
  Executive Officer

Jeffery Strickland         1988      $138,000       $ 10,000      $20,000(6)       18,000       $ 49,110(5)
  Vice President and       1997       135,000         40,000            0          18,000         11,605
  Chief Financial          1996        97,500         29,080            0           2,700          8,648
  Officer, Secretary
  and Treasurer

Charles S. Gamble          1998      $150,000       $ 55,687            0          17,500       $  4,167(5)
  President-               1997       150,000         28,800            0           7,500          9,256
  Halkey-Roberts           1996        88,400         29,265            0               0          5,470
  Corporation

Jerry A. Howard (7)        1998      $205,129       $      0            0          50,000       $426,136(5)
  Chairman of the          1997       400,000         50,000            0          48,000         35,913
  Board, President         1996       400,000         91,000            0           5,400         34,748
  and Chief
  Executive Officer

Dick Rabenau(8)            1998      $131,250       $      0            0           3,300       $147,845(5)
  President-               1997       150,000         48,560            0           9,000          8,307
  Atrion Medical           1996       126,658         42,232            0           2,700          6,916
  Products, Inc.

----------------

         (1) In accordance with the regulations of the Commission, this table does not include perquisites and other personal benefits received by a Named Executive Officer since the value of perquisites and other benefits for each Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Executive Officer.

         (2) For 1996, options granted represent incentive stock options granted under the 1994 Stock Incentive Plan. For 1997 and 1998 for Mr. Gamble and Mr. Rabenau, options granted represent incentive stock options and for Mr. Strickland and Mr. Howard represent both incentive and nonqualified stock options granted under the 1997 Stock Incentive Plan. For 1998 for Mr. Battat, options granted represent both incentive stock options and nonqualified stock options granted under the 1997 Stock Incentive Plan and the 1998 Outside Directors Plan.

         (3) Mr. Battat became President and Chief Executive Officer of the Company on October 6, 1998.

         (4) During 1998, options for 20,000 of these shares expired or were terminated.

         (5) Includes the following paid or accrued by the Company or one or more of its subsidiaries: (i) matching contributions to the Atrion Corporation 401(k) Savings Plan for Mr. Strickland, $3,428; Mr. Gamble, $4,087; Mr. Howard, $7,294; and Mr.
                  Rabenau, $3,281 (ii) payment of life insurance premiums for Mr. Battat, $130; Mr. Strickland, $3,429; Mr. Gamble, $80; Mr. Howard, $8,849; and Mr. Rabenau, $814; (iii) contributions to the Atrion Corporation Supplemental Executive Thrift Plan for Mr. Strickland, $4,799; and Mr. Howard, $10,211; (iv) relocation costs incurred in connection with moving from the Florence, Alabama area to the Allen, Texas area for Mr. Strickland, $37,454 and Mr. Howard, $63,161; (v) payment to Mr. Howard in connection with the termination of his employment of $336,621, including accrued vacation pay, and payment to Mr. Rabenau in connection with the termination of his employment of $143,750; and (vi) director's fees in the amount of $1,750 paid to Mr. Battat in 1998 prior to the time he became a Named Executive Officer.

         (6) At December 31, 1998, Mr. Strickland held 1,641 shares of restricted stock having an aggregate value on that date of $13,128.

         (7) Mr. Howard ceased serving as a director, and his employment with the Company terminated, on October 6, 1998.

         (8) Mr. Rabenau's employment with Atrion Medical Products, Inc. terminated on November 15, 1998.

         INFORMATION CONCERNING STOCK OPTIONS

                  The following tables summarize certain information concerning grants to and exercises by the Named Executive Officers during the year ended December 31, 1998 of options and the value of all unexercised options held by such persons as of December 31, 1998.

                                                    OPTION GRANTS IN 1998
                                                    ---------------------
                                                                                              POTENTIAL REALIZABLE VALUE AT
                                                                                              ASSUMED ANNUAL RATES OF STOCK
                                           INDIVIDUAL GRANTS                                 APPRECIATION FOR OPTION TERM (2)
                      --------------------------------------------------------------------   --------------------------------

                                        % OF TOTAL
                                      OPTIONS GRANTED
                       OPTIONS           TO EMPLOYEES       EXERCISE
      NAME             GRANTED(1)           IN 1998         PRICE (1)          EXPIRATION           5%              10%
------------------    ------------   -----------------      ---------          ----------        ---------       ---------
Emile A. Battat        20,000 (3)         N/A                $13.25             01/31/08 (3)     $166,659(3)     $422,331 (3)
                        2,000 (4)         N/A                  9.00             07/09/08           11,320          28,687
                       20,000 (5)         7.1%                 6.88             11/11/08           86,474         219,134


Jeffery Strickland      6,000 (6)         2.1%                12.19             01/20/08           45,998         116,563
                       12,000 (6)         4.3%                12.63             01/20/08           95,316         241,541


Charles S. Gamble       4,500 (6)         1.6%                12.25             02/09/08           34,668          87,853
                       13,000 (7)         4.6%                 6.88             11/11/08           56,208         142,437


Jerry A. Howard        13,600 (6)(8)      4.8%                12.63             01/20/08 (8)      108,025         273,747
                       36,400 (6)(8)     12.9%                12.19             01/20/08 (8)      279,052         707,750


Dick Rabenau            3,300 (6)(8)      1.2%                12.25             02/09/08 (8)       25,423          64,425

------------

(1) The options granted in 1998 are, with respect to Mr. Gamble and Mr. Rabenau, incentive stock options or, with respect to Mr. Battat, Mr. Strickland and Mr. Howard, incentive stock options and nonqualified stock options, granted pursuant to the 1997 Stock Incentive Plan or the 1998 Outside Directors Plan. The exercise price of the options granted is equal to (i) with respect to incentive stock options, the average of the high and low price per share of common stock on the date of grant, as reported by The Nasdaq Stock Market and (ii) with respect to nonqualified stock options, the closing price per share of common stock on the date of grant, as reported by The Nasdaq Stock Market. The options are not transferable by the optionee except by will or by the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee, only by the optionee or, in the event of disability, by the optionee's guardian or representative. All options under the 1997 Stock Incentive Plan terminate three months after the optionee's termination of employment except in case of death or disability, in which case the options terminate one year after termination of employment, and options under the 1998 Outside Directors Plan terminate six months after the optionee ceases to be an outside director except in the case of death or disability, in which case the options terminate 12 months after the date the optionee ceased to be an outside director. The number of options granted to key employees, the term thereof and the manner in which those options are to be exercised under the 1997 Stock Incentive Plan are determined by the Compensation Committee, while the grants to outside directors under the 1997 Stock Incentive Plan or the 1998 Outside Directors Plan are automatic, with the plans specifying the term and manner of exercise.

(2) Potential realizable value is based upon the assumption that the market price of the common stock of the Company will appreciate at the compounded annual rate shown from the date of grant until the end of the option term. The dollar amounts in the foregoing table have been calculated based upon the requirements in the rules on executive compensation disclosure adopted by the Commission and do not reflect the Company's estimate of future growth in the price of the Company's common stock.

(3) These options, which expired or were terminated in 1998, and, accordingly, at December 31, 1998, had no potential realizable value, were granted to Mr. Battat under the 1998 Outside Directors Plan on February 1, 1998, prior to the time that he became a Named Executive Officer. These options became, or were to become, exercisable in four equal quarterly installments on May 1, August 1 and November 1, 1998 and February 1, 1999.

(4) These options were granted to Mr. Battat in his capacity as a director under the 1997 Stock Incentive Plan on July 10, 1998, prior to the time he became a Named Executive Officer. These options were immediately exercisable.

(5) These option became first exercisable one-half one month after grant and the remaining one-half six months after grant.

(6) These options are first exercisable one-third one year after grant, an additional one-third three years after grant and the remaining one-third five years after grant.

(7) These options are first exercisable one-half two years after grant and the remaining one-half four years after grant.

(8)      These options were forfeited in 1999.

                                             AGGREGATED OPTION EXERCISES IN 1998
                                             -----------------------------------
                                                 AND YEAR-END OPTION VALUES
                                                 --------------------------

                                                      Number of Securities
                                                     Underlying Unexercised          Value of Unexercised
                     Shares                            Options at Year End           In the Money Options(1)
                    Acquired     Value        ------------------------------    ----------------------------------
Name               on Exercise  Realized      Exercisable      Unexercisable     Exercisable        Unexercisable
----               -----------  --------      -----------      -------------    -------------      ---------------
Emile A. Battat         0         $ 0           14,000(2)          10,000           $11,250            $11,250

Jeffery Strickland      0           0           25,700             34,950                 0                  0

Charles S. Gamble       0           0            2,500             22,500                 0             14,625

Jerry A. Howard         0           0           67,750(3)          93,700(3)              0                  0

Dick Rabenau            0           0            9,900(3)          14,100(3)              0                  0

--------------

(1) Such value is equal to the product of (i) the closing price of the common stock of the Company on December 31, 1998 ($8.00 per share) less the exercise price and (ii) the number of shares subject to in-the-money options.

(2) Includes options to purchase 4,000 shares granted to Mr. Battat in his capacity as an outside director before he became a Named Executive Officer.

(3)      These options were forfeited in 1999.

RETIREMENT PLAN

         Effective January 1, 1998, the Company's non-contributory pension plan (the "Retirement Plan") was converted into a "cash balance" retirement plan (the "Cash Balance Plan"). The Cash Balance Plan includes all full-time active employees of the Company and its subsidiaries other than Quest Medical, Inc. Each participant has an account balance which represents his or her benefit under the Cash Balance Plan. Benefits that were accrued prior to January 1, 1998 under the Retirement Plan were converted to a lump sum actuarial equivalent and constituted the participant's initial account balance under the Cash Balance Plan. The Cash Balance Plan provides for the Company to make annual contributions to a participant's cash balance account in an amount equal to 5% of the participant's eligible compensation up to the Social Security wage base and 10% in excess thereof and for an interest credit each plan year equal to the rate on 30 year U.S. Treasury bonds during November of the preceding plan year. For the 1998 plan year, the interest rate was 6.11%. For purposes of the Cash Balance Plan, "eligible compensation" is the participant's salary and bonus as included in the Summary Compensation Table above. Generally, each participant becomes fully vested in the benefits under such plan after five years of employment. Benefits may be paid, subject to certain limitations under the Internal Revenue Code, upon termination of employment, retirement or death. The Cash Balance Plan specifies various options that participants may select for the distribution of their accrued balance, including forms of annuity payments and lump sum distributions. All executive officers participate in the Cash Balance Plan. The Company's Supplemental Executive Retirement Plan was terminated at the end of 1998. The estimated annual retirement benefits payable to the Named Executive Officers under the Cash Balance Plan at normal retirement age of 65, assuming 4% annual increases in eligible compensation until retirement, no change from 1999 levels of maximum includable compensation and social security wage base, and a 30 year U.S. Treasury bond rate of 6.5%, are as follows: Mr. Battat, $4,747; Mr. Gamble, $11,962; and Mr. Strickland, $98,805 (Mr. Howard and Mr. Rabenau have no retirement benefits under the Cash Balance Plan because their account balances were distributed to them at their requests following the termination of their employment).

DIRECTOR COMPENSATION

         In 1998, the Board of Directors adopted, and stockholders approved, the Atrion Corporation 1998 Outside Directors Stock Option Plan ("1998 Outside Directors Plan") providing for the grant on February 1 of each year beginning February 1, 1998 and ending on February 1, 2000, to each director, other than the Chairman of the Board, who is an outside director of an option to purchase 10,000 shares of common stock and to the Chairman of the

Board, if he is an outside director, of an option to purchase 20,000 shares of common stock. Effective February 1, 1998 these grants took the place of cash retainers and meeting fees theretofore paid to outside directors. The purchase price of the common stock subject to each option granted is the fair market value of the common stock on the date of grant. Options granted under the 1998 Outside Directors Plan vest and become exercisable in four equal quarterly installments on May 1, August 1, November 1 and February 1 next succeeding the date of grant provided the optionee is then serving as an outside director. Each option expires 10 years from the date of the grant, unless it is terminated sooner. If an optionee ceases to be an outside director for any reason other than death or disability, he will have the right to exercise his options at any time within six months after the date on which he ceased to be an outside director to the extent of the full number of shares vested on the date on which he ceased being an outside director. If the optionee ceases to be an outside director by reason of his death or disability, then the options may be exercised at any time within 12 months after the date on which he ceased to be an outside director by the optionee or his legal representative, in the case of disability, or by his heir or legatee or the personal representative, administrator or executor of his estate, in the case of death, to the extent of the full number of shares vested on the date on which he ceased being an outside director. However, no option is to be exercisable after the expiration of the 10-year term described above. In light of the recent announcement of the Financial Accounting Standards Board that it has tentatively concluded that the fair value of options granted to outside directors would have to be expensed as incurred, in 1999 the Board of Directors amended the 1998 Outside Directors Plan to eliminate the grant of any options thereunder after February 1, 1999. Therefore, there will be no additional grants of options under the 1998 Outside Directors Plan. Effective February 1, 2000, each outside director will be paid a fee of $1,000 per month and $750 for each meeting of the Board of Directors at which he is in attendance. The Company will continue to reimburse each such director for travel and out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors.

         In 1999, the Board of Directors terminated the Company's Restricted Shares Compensation Plan for Non-Employee Directors (the "Restricted Shares Plan"), which provided for the issuance on July 10 of each year of 400 shares of common stock of the Company to each outside director of the Company. No shares of common stock have been issued under the Restricted Shares Plan since 1997, as grants under that plan were suspended with the adoption of the 1998 Outside Directors Plan.

         Pursuant to the 1997 Stock Incentive Plan, on July 10 of each year each outside director is granted automatically an option to purchase 2,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of grant. Each such option is fully exercisable on the date of grant and expires on the first to occur of (i) the tenth anniversary of the date of grant; (ii) six months after the date the outside director ceases to be a director of the Company other than as a result of his death; or (iii) one year after the outside director ceases to be a director by reason of his death. In 1999, the Board of Directors suspended the grant of options to outside directors under the 1997 Stock Incentive Plan until the year 2000. Accordingly, no options will be granted to outside directors under the 1997 Stock Incentive Plan on July 10, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         From the beginning of 1998 until May 12, 1998, the members of the Compensation Committee of the Board of Directors were Emile A. Battat, Richard
O. Jacobson, Jerome J. McGrath, John H.P. Maley, Hugh Morgan, Jr., J. Kenneth Smith, Roger Stebbing and John P. Stupp, Jr. From May 12, 1998 until the end of 1998, the Compensation Committee members were Messrs. Jacobson, Maley, Morgan and Smith.

         During 1998, John H.P. Maley provided certain consulting services to the Company for which he was paid $21,000. Mr. Maley has also provided consulting services to the Company in 1999 and has been paid $10,500 for those services. The Company expects that Mr. Maley will provide additional consulting services in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of shares of common stock of the Company as of April 29, 1999 by (i) each of the directors of the Company, two of whom are also the Board of Directors' nominees for election as directors at the annual meeting; (ii) the executive officers of the Company who are named in the Summary Compensation Table herein (including two former executive officers who are named in the Summary Compensation Table); (iii) all directors and executive officers of the Company as a group, and (iv) each other person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company.

                                          NUMBER OF SHARES          PERCENT
NAME OF BENEFICIAL OWNER               BENEFICIALLY OWNED (A)     OF CLASS (A)
------------------------               ----------------------     ------------

Emile A. Battat                             88,300 (b)                3.2 %
Richard O. Jacobson                         93,900 (b)                3.4 %
Jerome J. McGrath                           20,800 (b)                 *
John H. P. Maley                            17,500 (b)                 *
Hugh J. Morgan, Jr.                         46,000 (b)                1.7 %
J. Kenneth Smith                            21,220 (b)(c)              *
Roger F. Stebbing                           19,300 (b)                 *
John P. Stupp, Jr.                         155,500 (b)(d)             5.6 %
Jeffery Strickland                          34,584 (b)(e)             1.3 %
Charles S. Gamble                            6,300 (b)                 *
Jerry A. Howard(f)                          30,400 (f)                1.1 %
Dick Rabenau(g)                              3,000 (g)                 *
Dimensional Fund Advisors Inc.(h)          234,150                    8.5 %
T. Rowe Price Associates, Inc.(i)          275,000                   10.0 %
All directors and executive
  officers as a group                      503,404 (j)               18.2 %

-------------

*Less than 1% of class outstanding

(a) For purposes of this table, the percentage of class beneficially owned has been computed, in accordance with Rule 13d-3(d)(1) under the Exchange Act, on the basis of 2,524,429 shares of common stock outstanding on April 29, 1999 plus 237,200 shares of common stock issuable pursuant to options exercisable on April 29, 1999 or within 60 days thereafter. Except as otherwise indicated in the notes to this table, beneficial ownership includes sole voting and investment power.

(b) The shares listed include the following shares issuable upon the exercise of options exercisable on April 29, 1999 or within 60 days thereafter: Mr. Battat, 24,000; Mr. Jacobson, 16,500; Mr. McGrath, 16,500; Mr. Maley, 16,500; Mr. Morgan, 16,500; Mr. Smith, 16,500; Mr.
         Stebbing, 16,500; Mr. Stupp, 16,500; Mr. Strickland, 31,700; and Mr. Gamble, 4,000. The foregoing directors and executive officers are parties to award agreements with the Company setting forth certain terms of the options granted to them as follows: (i) all such persons are parties to award agreements under the 1997 Stock Incentive Plan;
         (ii) all outside directors are parties to award agreements under the 1998 Outside Directors Plan; and (iii) Mr. Strickland is a party to award agreements under the 1990 Stock Option Plan and the 1994 Stock Incentive Plan. The shares listed for all directors and executive officers as a group include 175,200 shares issuable upon the exercise of options currently exercisable on April 29, 1999 or within 60 days thereafter.

(c) Includes 630 shares held under usufruct as to which Mr. Smith has voting power but no dispositive power.

(d) Includes 135,000 shares held by Stupp Bros., Inc. as to which shares Mr. Stupp shares voting power and investment power as a director and executive officer of, and as a voting trustee of a voting trust which owns 100% of the stock of, Stupp Bros., Inc. The 135,000 shares held by Stupp Bros., Inc. represents 5.5% of the common stock of the Company outstanding on April 29, 1999 and 4.9% of the class computed as set forth in note (a) above. The business address for Stupp Bros., Inc. is 120 South Central Avenue, Suite 1650, St. Louis, Missouri 63105.

(e)      Includes 1,225 shares owned jointly with his wife.

(f) Mr. Howard ceased serving as a director, and his employment with the Company terminated, on October 6, 1998. The number of shares beneficially owned by Mr. Howard is based upon the information set forth in the preliminary proxy statement filed with the Commission by The Atrion Stockholder Committee on April 16, 1999.

(g) Mr. Rabenau's employment with Atrion Medical Products, Inc. terminated on November 15, 1998. The number of shares beneficially owned by Mr. Rabenau is based on information set forth in the Form 5 filed by him with the Commission on February 9, 1999.

(h) The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Based upon a Schedule 13G dated February 12, 1999 filed with the Commission and furnished to the Company by Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment adviser, reporting that Dimensional is deemed to have beneficial ownership of 234,150 shares of common stock of the Company and that all of such shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. In its Schedule 13G, Dimensional has reported that it has sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 234,150 shares of common stock of the Company. Dimensional has disclaimed beneficial ownership of all such shares.

(i) The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. Based upon a Schedule 13G dated February 12, 1999 filed with the Commission and furnished to the Company by T. Rowe Price Associates, Inc. ("Price Associates") and T. Rowe Price Small-Cap Value Fund, Inc. reporting that T. Rowe Price Small-Cap Value Fund, Inc. has sole power to vote or direct the vote of such shares of common stock and that Price Associates, which serves as investment adviser for
         T. Rowe Price Small-Cap Value Fund, Inc., has sole power to dispose or direct the disposition of such shares. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such shares of common stock; however, Price Associates has disclaimed beneficial ownership of all such shares.

(j)      See notes (b)-(e) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1998, the Company paid Piedmont Enterprises, Inc. $13,000 for consulting services. Emile A. Battat, Chairman of the Board, President and Chief Executive Officer of the Company, is the President and Chief Executive Officer and sole stockholder of Piedmont Enterprises, Inc. These consulting services were rendered prior to the time Mr. Battat began receiving compensation as an executive officer of the Company. It is not anticipated that Piedmont Enterprises, Inc. or Mr. Battat will render consulting services to the Company in 1999.

   See Item 11, "Compensation Committee Interlocks and Insider Participation."

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Atrion Corporation



                                  By:  /s/ Emile A. Battat
                                       -----------------------
                                       Emile A. Battat
                                       Chairman of the Board,
                                       President and Chief
                                       Executive Officer

Dated: April 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                    Capacity



  /s/ Emile A. Battat             Chairman of the Board,
 --------------------------       President and Chief
 Emile A. Battat                  Executive Officer
                                  (Principal Executive Officer)



  /s/ Jeffery Strickland          Vice President and
  --------------------------      Chief Financial Officer,
  Jeffery Strickland              Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)

/s/ Richard O. Jacobson             Director
----------------------------
Richard O. Jacobson


/s/ John H.P. Maley                 Director
----------------------------
John H.P. Maley


/s/ Jerome J. McGrath               Director
----------------------------
Jerome J. McGrath


/s/ Hugh J. Morgan, Jr.             Director
----------------------------
Hugh J. Morgan, Jr.


/s/ J. Kenneth Smith                Director
----------------------------
J. Kenneth Smith


/s/ Roger F. Stebbing               Director
----------------------------
Roger F. Stebbing


/s/ John P. Stupp, Jr.              Director
----------------------------
John P. Stupp, Jr.





All dated April 30, 1999