Form 10-Q
period 1999-03-31
ATRION CORP
filed 1999-05-13
CIK 701288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 1999             COMMISSION FILE NUMBER 0-10763


                               ATRION CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                 DELAWARE                                  63-0821819
     --------------------------------                --------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

                    ONE ALLENTOWN PARKWAY, ALLEN, TEXAS 75002
               (Address of Principal Executive Offices) (Zip Code)

                                 (972) 390-9800
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  xx       NO
                                 ----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            NUMBER OF SHARES OUTSTANDING AT
        TITLE OF EACH CLASS                             MAY 5, 1999
---------------------------------------     ---------------------------------
COMMON STOCK, PAR VALUE $0.10 PER SHARE                   2,524,429

                      ATRION CORPORATION AND SUBSIDIARIES
                               TABLE OF CONTENTS




PART I.       FINANCIAL INFORMATION                                                              2

       ITEM 1.  Financial Statements

                   Consolidated Statements of Income (Unaudited)
                     For the Three Months Ended
                     March 31, 1999 and 1998                                                     3


                   Consolidated Balance Sheets (Unaudited)
                      March 31, 1999 and December 31, 1998                                     4-5


                   Consolidated Statements of Cash Flows (Unaudited)
                            For the Three Months Ended
                            March 31, 1999 and 1998                                              6


                   Notes to Consolidated Financial Statements (Unaudited)                        7

       ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                                    9

PART II.      OTHER INFORMATION                                                                 12

       ITEM 6.     Exhibits and Reports on
                     Form 8-K                                                                   12

SIGNATURES                                                                                      13

                                     PART I


                              FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                   --------------------------
                                                      1999            1998
                                                   ----------      ----------
                                              (In thousands, except per share data)
Revenues                                             $11,580          $10,162
Cost of goods sold                                     6,956            6,428
                                                     -------          -------
Gross profit                                           4,624            3,734
                                                     -------          -------

Operating expenses:
   Selling expense                                     1,666              962
   General and administrative                          1,652            1,641
   Research and development                              700              552
                                                     -------          -------
                                                       4,018            3,155
                                                     -------          -------

Operating income                                         606              579
                                                     -------          -------

Other income:
   Interest income, net                                    6              193
   Other income                                           11               28
                                                     -------          -------
                                                          17              221
                                                     -------          -------

Income before provision for income taxes                 623              800
Provision for income taxes                               229              302
                                                     -------          -------


Net income                                           $   394          $   498
                                                     =======          =======

Earnings per basic share                             $  0.13          $  0.15
                                                     =======          =======

Weighted average basic shares outstanding              2,920            3,234
                                                     =======          =======

Earnings per diluted share:                          $  0.13          $  0.15
                                                     =======          =======

Weighted average diluted shares outstanding            2,944            3,238
                                                     =======          =======

The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                      MARCH 31,       DECEMBER 31,
ASSETS                                                  1999             1998
------                                              -----------       -----------
                                                          (In thousands)
Current assets:
   Cash and cash equivalents                         $   181          $ 5,635
   Accounts receivable                                 7,763            7,278
   Inventories                                         9,129            8,568
   Prepaid expenses and other                          1,878            1,358
                                                     -------          -------
                                                      18,951           22,839
                                                     -------          -------

Property, plant and equipment:
   Original cost                                      29,539           22,315
   Less accumulated depreciation and amortization      5,620            4,921
                                                     -------          -------
                                                      23,919           17,394
                                                     -------          -------

Deferred charges:
   Patents                                             3,544            3,620
   Goodwill                                           13,833           13,986
   Other                                               2,822            2,576
                                                     -------          -------
                                                      20,199           20,182
                                                     -------          -------

                                                     $63,069          $60,415
                                                     =======          =======
                                                            (CONTINUED)


The accompanying notes are an integral part of these Balance Sheets.



                                                                MARCH 31,        DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1999                1998
                                                               ----------         -------------
                                                                       (In thousands)
Current liabilities:
   Current maturities of long-term debt                          $     --           $    203
   Accounts payable and accrued liabilities                         5,224              3,929
                                                                 --------           --------
                                                                    5,224              4,132
                                                                 --------           --------

Long-term debt, less current maturities                             2,170                 --
                                                                 --------           --------
Other noncurrent liabilities                                        6,965              6,914
                                                                 --------           --------

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000,000 shares, issued 3,419,953 shares                      342                342
   Paid-in capital                                                  6,403              6,394
   Retained earnings                                               47,215             46,821
   Treasury shares, at cost                                        (5,250)            (4,188)
                                                                 --------           --------
       Total stockholders' equity                                  48,710             49,369
                                                                 --------           --------


                                                                 $ 63,069           $ 60,415
                                                                 ========           ========



The accompanying notes are an integral part of these Balance Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31
                                                                             ----------------------------------------
                                                                                  1999                      1998
                                                                             -----------------       ----------------
                                                                                           (In thousands)
Cash flows from operating activities:
   Net income                                                                $         394             $         498
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                                  927                       708
        Deferred income taxes                                                           66                       139
        Other                                                                         (252)                       13
                                                                             -------------             -------------
                                                                                     1,135                     1,358

        Change in current assets and liabilities:
           Increase in accounts receivable                                            (485)                     (936)
           Increase in other current assets                                         (1,081)                     (800)
           Increase in accounts payable                                              1,384                       558
           Decrease in other current liabilities                                       (88)                     (450)
                                                                             -------------             -------------
                                                                                       865                      (270)
                                                                             -------------             -------------

Cash flows from investing activities:
  Property, plant and equipment additions                                           (7,224)                     (259)
  Acquisition of subsidiary                                                             --                   (23,861)
                                                                             -------------             -------------
                                                                                    (7,224)                  (24,120)
                                                                             -------------             -------------

Cash flows from financing activities:
  Increase (decrease) in long-term indebtedness                                      1,967                      (352)
  Issuance of common stock                                                              --                        20
  Repurchase of common stock                                                        (1,062)                     (485)
                                                                             -------------             -------------
                                                                                       905                      (817)
                                                                             -------------             -------------

Net change in cash and cash equivalents                                             (5,454)                  (25,207)
Cash and cash equivalents at beginning of period                                     5,635                    32,172
                                                                             -------------             -------------
Cash and cash equivalents at end of period                                   $         181             $       6,965
                                                                             =============             =============



Cash paid for:
  Interest (net of capitalized amounts)                                      $           1             $          10
  Income taxes (net of refunds)                                              $          42             $          19





The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION
         In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation (the "Company"). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report on Form 10-K.

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

         The following table presents unaudited consolidated selected financial data on a pro forma basis assuming the purchase of these assets had occurred as of January 1, 1998. The unaudited consolidated pro forma data reflect certain assumptions, which are based on estimates. The unaudited consolidated pro forma combined results presented have been prepared for comparative purposes only and are not necessarily indicative of actual results that would have been achieved had the acquisition occurred at the beginning of the period presented, or of future results.

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 1998
                                                             ------------------
                                                               (In thousands)
              Revenues                                           $    11,283
              Income from continuing
                operations                                       $       521
              Net income                                         $       521
              Net income per basic and diluted share
                                                                 $      0.16

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

                       ATRION CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999

         The Company's consolidated income for the quarter ended March 31, 1999 was $394,000 or $.13 per basic and diluted share, compared with $498,000, or $.15 per basic and diluted share, for the first quarter of 1998. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,920,055 in 1999 and 3,234,414 in 1998. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,943,766 in 1999 and 3,237,747 in 1998.

         Consolidated revenues of $11.6 million for the first quarter of 1999 were $1.4 million or 14% higher than revenues for the first quarter of 1998. The increase in revenues in the first quarter of 1999 was primarily a result of the inclusion of three full months of the operations of Quest Medical in the current-year period compared with the inclusion of Quest Medical operations for the two months subsequent to its acquisition in 1998. This acquisition was recorded using the purchase method of accounting. Accordingly, only results from operations subsequent to the acquisition date are reflected in the Company's financial statements, and results for prior periods are not included.

         Gross profit of $4.6 million in the first quarter of 1999 was $890,000 or 24 percent higher than that in the comparable 1998 period. Increased manufacturing efficiencies at two of the Company's operations and the inclusion of the operations of Quest Medical for the full quarter in 1999 were the primary contributors to this increase. First quarter 1998 operations included only the two months of Quest Medical operations subsequent to its acquisition.

         The Company's first quarter 1999 operating expenses of $4.0 million were $863,000 higher than the operating expenses for the first quarter of 1998. This increase is primarily the result of the inclusion of the operating expenses of Quest Medical for the full quarter in 1999 as opposed to the two months of operating expenses incurred subsequent to the Quest Medical acquisition in 1998. Operating expenses for 1999 include increased costs associated with the development and marketing of the Myocardial Protection System during the current year. While first quarter 1999 operating expenses were higher than in the comparable 1998 period, spending at the parent company level for the 1999 period was lower than in the same period in 1998. Operating income in the first quarter of 1999 totaled $606,000 compared with $579,000 in the first quarter of 1998.

         Net interest income of $6,000 for the first quarter of 1999 was $187,000 less than net interest income for the same period in the prior year. This change is primarily attributable to the Company's use of cash and cash equivalents in late 1998 to fund repurchases of outstanding common stock of the Company and in February 1999 to fund the purchase of its Allen, Texas facility and borrowings by the Company to fund its repurchase of outstanding common stock of the Company during the first quarter of 1999. Additionally, in January 1998, prior to the consummation of the Quest Medical acquisition, the Company earned interest income on the funds used by the Company to effect such acquisition.

         The Company believes that revenues, cost of goods sold and gross profit for the nine months ending December 31, 1999, will be higher than comparable 1998 period amounts. The Company also anticipates 1999 earnings per share from continuing operations will significantly exceed the 1998 level.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash and cash equivalents of $181,000 compared with $5.6 million at December 31, 1998. The decrease in cash and cash equivalents from December 31, 1998 to March 31, 1999 was primarily attributable to the Company's February 1, 1999 purchase of its headquarters facility in Allen, Texas for $6.5 million. The Company had $2.2 million of long-term debt, borrowed under its $20 million revolving loan facility, at March 31, 1999 compared with no long-term debt at December 31, 1998. This increase in long-term debt from December 31, 1998 to March 31, 1999 was primarily attributable to the above mentioned headquarters purchase and the repurchase of outstanding common stock of the Company.

         The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's revolving loan facility and other equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for at least the next two years.

         YEAR 2000 ISSUES

         In 1998, the Company began, and is now continuing, its assessment of its information systems, products, facilities and equipment to determine if they are Year 2000 ready. During 1998, the Company's operating units were using several different information systems. As a part of the Company's ongoing efforts to achieve operating synergies, as well as to assure Year 2000 compliance, the Company has purchased and has installed new computer systems in one of its units and has taken steps to determine whether the new and existing systems are Year 2000 compliant. The Company has contacted its major suppliers to determine whether they are Year 2000 compliant and, where not, is monitoring their progress and taking appropriate action. The Company is also contacting other suppliers to determine whether they are Year 2000 compliant and, if not, is monitoring their progress and taking appropriate actions. In addition, the Company has reviewed its products that process information that may be date sensitive and believes that those products are not Year 2000 sensitive products. The Company's facilities and equipment are also being examined to determine whether they are Year 2000 ready. The Company feels it is over 90 percent complete with its assessment of its information systems, products, facilities and equipment and, accordingly, has not determined the total costs associated with its efforts to prepare for Year 2000. However, to date, the Company has incurred costs of approximately $135,000, including the cost and time for Company employees to address Year 2000 issues, and believes that the additional costs of addressing its Year 2000 transition will not have a material adverse effect on the Company's financial condition or business operations. Given the uncertain consequences of failure to resolve significant Year 2000 issues, however, there is no assurance that any one or more of such failures would not have a material adverse impact on the Company. The Company is in the process of completing a contingency plan addressing failure to be Year 2000 ready.

         FORWARD-LOOKING STATEMENTS

         The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding future revenues, cost of sales, gross profit and 1999 earnings per share from continuing operations, as well as future liquidity and capital resources and Year 2000 compliance and impact. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, the effects of governmental regulation, the impact of competition and new technologies, slower-than-anticipated introduction of new products or implementation of marketing strategies, changes in the prices of raw materials, the ability to attract and retain qualified personnel and the loss of any significant customer. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

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

              (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Atrion Corporation
                               ------------------
                                  (Registrant)


         Date:  May 13, 1999                /s/ Emile A. Battat
                                            -----------------------------------
                                            Emile A. Battat
                                            Chairman, President and
                                            Chief Executive Officer



         Date:  May 13, 1999                /s/ Jeffery Strickland
                                            -----------------------------------
                                            Jeffery Strickland
                                            Vice President and
                                            Chief Financial Officer