Form 10-Q
period 1999-06-30
ATRION CORP
filed 1999-08-13
CIK 701288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 1999               COMMISSION FILE NUMBER 0-10763


                               ATRION CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                   63-0821819
------------------------------------       ------------------------------------
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

               YES  [X]                   NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                NUMBER OF SHARES OUTSTANDING AT
          TITLE OF EACH CLASS                          AUGUST 5, 1999
---------------------------------------         -------------------------------
COMMON STOCK, PAR VALUE $0.10 PER SHARE                  2,474,029

                       ATRION CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS




PART I.       FINANCIAL INFORMATION                                                    2

       ITEM 1.     Financial Statements

                        Consolidated Statements of Income (Unaudited)
                            For the Three and Six Months Ended
                            June 30, 1999 and 1998                                     3


                        Consolidated Balance Sheets (Unaudited)
                            June 30, 1999 and December 31, 1998                      4-5


                        Consolidated Statements of Cash Flows (Unaudited)
                            For the Six Months Ended
                            June 30, 1999 and 1998                                     6


                        Notes to Consolidated Financial Statements (Unaudited)         7

       ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                        8

PART II.      OTHER INFORMATION

       ITEM 4.     Submission of Matters to a Vote of Security Holders                12

       ITEM 6.     Exhibits and Reports on
                   Form 8-K                                                           13

SIGNATURES                                                                            14

                                       1

                                     PART I


                              FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30                       JUNE 30
                                                    -----------------------       ----------------------
                                                      1999           1998           1999          1998
                                                    --------       --------       --------       -------
                                                     (In thousands, except         (In thousands, except
                                                        per share data)               per share data)
Revenues                                            $ 12,737       $ 11,375       $ 24,318       $21,537
Cost of goods sold                                     7,527          6,740         14,483        13,167
                                                    --------       --------       --------       -------
Gross profit                                           5,210          4,635          9,835         8,370
                                                    --------       --------       --------       -------

Operating expenses:
   Selling expense                                     1,822          1,382          3,489         2,344
   General and administrative                          1,796          1,811          3,448         3,452
   Research and development                              679            736          1,379         1,289
                                                    --------       --------       --------       -------
                                                       4,297          3,929          8,316         7,085
                                                    --------       --------       --------       -------

Operating income                                         913            706          1,519         1,285
                                                    --------       --------       --------       -------

Other income (expense):
   Interest income (expense), net                        (78)           137            (72)          330
   Other income                                           --             12             10            40
                                                    --------       --------       --------       -------
                                                         (78)           149            (62)          370
                                                    --------       --------       --------       -------

Income from continuing operations before
    provision for income taxes                           835            855          1,457         1,655
Provision for income taxes                               215            318            444           620
                                                    --------       --------       --------       -------

Income from continuing operations                        620            537          1,013         1,035

Gain on disposal of discontinued operations,
    net of income taxes                                  165             --            165            --
                                                    --------       --------       --------       -------

Net income                                          $    785       $    537       $  1,178       $ 1,035
                                                    ========       ========       ========       =======

Earnings per basic share:
   Continuing operations                            $   0.24       $   0.17       $   0.37       $  0.32
   Gain on disposal of discontinued operations          0.06             --           0.06            --
                                                    --------       --------       --------       -------
                                                    $   0.30       $   0.17       $   0.43       $  0.32
                                                    ========       ========       ========       =======

Weighted average basic shares outstanding              2,582          3,202          2,750         3,218
                                                    ========       ========       ========       =======

Earnings per diluted share:
   Continuing operations                            $   0.23       $   0.17       $   0.36       $  0.32
   Gain on disposal of discontinued operations          0.06             --           0.06            --
                                                    --------       --------       --------       -------
                                                    $   0.29       $   0.17       $   0.42       $  0.32
                                                    ========       ========       ========       =======

Weighted average diluted shares outstanding            2,640          3,203          2,787         3,220
                                                    ========       ========       ========       =======


The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       JUNE 30,     DECEMBER 31,
ASSETS                                                   1999          1998
------                                                 --------     ------------
                                                             (In thousands)
Current assets:
   Cash and cash equivalents                           $    101     $      5,635
   Accounts receivable                                    8,645            7,278
   Inventories                                            9,960            8,568
   Prepaid expenses and other                             1,186            1,358
                                                       --------     ------------
                                                         19,892           22,839
                                                       --------     ------------

Property, plant and equipment:
   Original cost                                         31,838           22,315
   Less accumulated depreciation and amortization         6,340            4,921
                                                       --------     ------------
                                                         25,498           17,394
                                                       --------     ------------

Deferred charges:
   Patents                                                3,468            3,620
   Goodwill                                              13,687           13,986
   Other                                                  2,810            2,576
                                                       --------     ------------
                                                         19,965           20,182
                                                       --------     ------------

                                                       $ 65,355     $     60,415
                                                       ========     ============
                                                              (Continued)


The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                      ATRION CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                             JUNE 30,       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                           1999             1998
------------------------------------                         --------       ------------
                                                                   (In thousands)
Current liabilities:
   Current maturities of long-term debt                      $     --       $        203
   Accounts payable and accrued liabilities                     6,139              3,929
                                                             --------       ------------
                                                                6,139              4,132
                                                             --------       ------------

Long-term debt, less current maturities                         6,225                 --
                                                             --------       ------------

Other noncurrent liabilities                                    7,048              6,914
                                                             --------       ------------

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000,000 shares, issued 3,419,953 shares                  342                342
   Paid-in capital                                              6,403              6,394
   Retained earnings                                           47,999             46,821
   Treasury shares, at cost                                    (8,801)            (4,188)
                                                             --------       ------------
       Total stockholders' equity                              45,943             49,369
                                                             --------       ------------


                                                             $ 65,355       $     60,415
                                                             ========       ============


The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30
                                                                 -----------------------
                                                                     1999           1998
                                                                 --------       --------
                                                                      (In thousands)
Cash flows from operating activities:
   Net income                                                    $  1,178       $  1,035
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Gain on disposal of discontinued operations                  (165)            --
        Depreciation and amortization                               1,869          1,572
        Deferred income taxes                                         146            242
        Other                                                        (235)           107
                                                                 --------       --------
                                                                    2,793          2,956

        Change in current assets and liabilities:
           (Increase) in accounts receivable                       (1,367)        (1,710)
           (Increase) in other current assets                      (1,220)          (931)
           Increase in accounts payable                             1,980            760
           Increase (decrease) in other current liabilities           229           (526)
                                                                 --------       --------
   Net cash provided by continuing operations                       2,415            549
   Net cash provided by (used in) discontinued operations             165           (168)
                                                                 --------       --------
                                                                    2,580            381
                                                                 --------       --------

Cash flows from investing activities:
  Property, plant and equipment additions                          (9,523)          (692)
  Acquisition of subsidiary                                            --        (23,198)
                                                                 --------       --------
                                                                   (9,523)       (23,890)
                                                                 --------       --------

Cash flows from financing activities:
  Increase (decrease) in long-term indebtedness                     6,022           (352)
  Issuance of common stock                                             --             20
  Repurchase of common stock                                       (4,613)          (485)
                                                                 --------       --------
                                                                    1,409           (817)

Net change in cash and cash equivalents                            (5,534)       (24,326)
Cash and cash equivalents at beginning of period                    5,635         32,172
                                                                 --------       --------
Cash and cash equivalents at end of period                       $    101       $  7,846
                                                                 ========       ========

Cash paid for:
Interest (net of capitalized amounts)                            $     60       $     15
Income taxes (net of refunds)                                    $    132       $     44


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


                                                                     SIX MONTHS ENDED
                                                                       June 30, 1998
                                                           --------------------------------------
                                                           (in thousands, except per share data)
Revenues                                                           $         22,658
Income from continuing operations                                  $          1,058
Net income                                                         $          1,058
Net income per basic and diluted share                             $           0.33

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

                       ATRION CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999

         The Company's consolidated net income for the quarter ended June 30, 1999 was $785,000 or $.30 per basic and $.29 per diluted share, compared with $537,000, or $.17 per basic and diluted share, for the second quarter of 1998. Income from continuing operations for the second quarter of 1999 was $620,000, or $.24 per basic and $.23 per diluted share, compared with $537,000, or $.17 per basic and diluted share, for the second quarter of 1998. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,582,342 in 1999 and 3,201,645 in 1998. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,639,815 in 1999 and 3,202,623 in 1998.

         Consolidated revenues of $12.7 million for the second quarter of 1999 were $1.4 million or 12 percent higher than revenues for the second quarter of 1998. The increase in revenues in the second quarter of 1999 was a result of improved sales at all operations, including increased placements by the Company of its Myocardial Protection System ("MPS") units and higher sales of related disposables. Gross profit of $5.2 million in the second quarter of 1999 was $575,000 or 12 percent higher than that in the comparable 1998 period. The previously mentioned increased revenues were the primary contributors to this increase.

         The Company's second quarter 1999 operating expenses of $4.3 million were $368,000 higher than the operating expenses for the second quarter of 1998. This increase is primarily the result of increased costs associated with the development and marketing of the Company's MPS during the current year partially offset by lower spending at the parent company level in the 1999 period compared to the same period in 1998. Operating income in the second quarter of 1999 totaled $913,000 compared with $706,000 in the second quarter of 1998.

         Net interest expense for the second quarter of 1999 was $78,000 compared with net interest income of $137,000 for the same period in 1998. This change is primarily attributable to the Company's use of cash and cash equivalents in late 1998 to fund repurchases of outstanding common stock of the Company and in February 1999 to fund the purchase of its Allen, Texas facility and borrowings by the Company to fund its repurchase of outstanding common stock of the Company and purchases of automation equipment during the first six months of 1999. Tax credits attributable to the Company's research and development activities resulted in a lower effective income tax rate, and contributed to improved earnings, in the second quarter of 1999 as compared to the same period in 1998.

         The Company recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas operations of $165,000, after tax, or $.06 per basic and diluted share, for the three months ended June 30,1999. Under the terms of the sale of its natural gas operations in 1997, certain annual contingent payments of up to $250,000 per year may be paid to the Company over an eight-year period beginning in 1999. The Company received the maximum amount of $250,000 for its first contingent payment in April 1999. There was no similar transaction during the same period of 1998.

         The Company believes that based on recent trends and certain standing orders, revenues, cost of goods sold and gross profit for the third and fourth quarters of 1999, will be higher than comparable 1998 periods. The Company also anticipates that its effective income tax rate for the third and fourth quarters of 1999 will be lower than in the comparable 1998 periods and that 1999 earnings per share from continuing operations will significantly exceed the 1998 level.

         RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999

         The Company's consolidated net income for the six-month period ended June 30, 1999 was $1.2 million, or $.43 per basic and $.42 per diluted share, compared with $1.0 million, or $.32 per basic and diluted share, for the first six months of 1998. Income from continuing operations for the first six months of 1999 was $1.0 million, or $.37 per basic and $.36 per diluted share, compared with $1.0 million, or $.32 per basic and diluted share. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,750,266 in 1999 and 3,217,939 in 1998. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,787,270 in 1999 and 3,220,152 in 1998.

         Consolidated revenues of $24.3 million for the six months ended June 30, 1999 were $2.8 million or 13 percent higher than revenues for the six months ended June 30, 1998. All operations realized increased revenues for the first six months of 1999, compared with the same period in the prior year. Increased placements by the Company of its MPS units and higher sales of related disposables added to the 1999 revenue increase. The increase in revenues for the first six months of 1999, compared to the same period in the prior year, was also a result of the inclusion of the operations of Quest Medical for six full months in the current-year period compared with the inclusion of the Quest Medical operations in the prior year period for the five months subsequent to its acquisition in January 1998.

         Gross profit of $9.8 million for the first six months of 1999 was $1.5 million or 18 percent higher than that in the comparable period of 1998. This increase is the result of increased revenues at all operations and the inclusion of the operations of Quest Medical for a full six-month period in 1999 compared to five months in the 1998 period. The gross profit percentage for the first six months of 1999 of
         40.4 percent is higher than the gross profit percentage in the same period of 1998 of 38.9 percent due to the inclusion of Quest Medical for the full six months in 1999 compared to five months in the 1998 period. Quest Medical generally has a higher gross profit percentage than the Company's other operations.

         The Company's operating expenses of $8.3 million for the first six months of 1999 were $1.2 million higher than operating expenses for the first six months of 1998. This increase is the result of increased costs associated with the development and marketing of the MPS during the current year partially offset by reduced spending at the parent company level for the 1999 period compared to the same period in 1998. The increase in operating expenses for the first six months of 1999, compared to the same period in the prior year, was also a result of the inclusion of the operations of Quest Medical for six full months in the current year period compared with the inclusion of the Quest Medical operations in the prior year period for the five months subsequent to its acquisition in January 1998. Operating income in the six months ended June 30, 1999 totaled $1.5 million compared with $1.3 million in the same period of 1998.

         Net interest expense for the six months ended June 30, 1999 was $72,000 compared with net interest income of $330,000 for the same period in 1998. This change is primarily attributable to the Company's use of cash and cash equivalents in late 1998 to fund repurchases of outstanding common stock of the Company and in February 1999 to fund the purchase of its Allen, Texas facility and borrowings by the Company to fund its repurchase of outstanding common stock of the Company and purchases of automation equipment during the first six months of 1999. Tax credits attributable to the Company's research and development activities resulted in a lower effective income tax rate, and contributed to improved earnings, in the first six months of 1999 as compared to the six months ended June 30, 1998.

         As was discussed above, the Company recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas operations of $165,000, after tax, or $.06 per basic and diluted share, for the six months ended June 30,1999. There was no similar transaction during the same period of 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had cash and cash equivalents of $101,000 compared with $5.6 million at December 31, 1998. The decrease in cash and cash equivalents from December 31, 1998 to June 30, 1999 was primarily attributable to the Company's February 1, 1999 purchase of its Allen, Texas facility for $6.5 million. The Company had $6.2 million of long-term debt, borrowed under its $20 million revolving loan facility, at June 30, 1999 compared with no long-term debt at December 31, 1998. This increase in long-term debt from December 31, 1998 to June 30, 1999 was primarily attributable to the above mentioned facility purchase, the repurchase of outstanding common stock of the Company and purchases of automation equipment. The term of the $20 million revolving loan facility has been extended until May 20, 2001.

         The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's revolving loan facility and other equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for at least the next two years.

         YEAR 2000 ISSUES

         In 1998, the Company began its assessment of its information systems, products, facilities and equipment to determine if they are Year 2000 ready. At that time, the Company's operating units were using several different information systems. As a part of the Company's ongoing efforts to achieve operating synergies, as well as to assure Year 2000 compliance, the Company has purchased and has installed new computer systems in one of its units and has taken steps to determine whether its new and existing systems are Year 2000 compliant. The Company has contacted its major suppliers, as well as certain other suppliers, to determine whether they are Year 2000 compliant and, where not, would monitoring their progress. In addition, the Company has reviewed its products that process information that may be date sensitive and believes that those products are not Year 2000 sensitive products. The Company's facilities and equipment have also been examined to determine whether they are Year 2000 ready. The Company has substantially completed its assessment of its information systems, facilities and equipment and believes that they are Year 2000 compliant. The Company has no means of ensuring that all of its suppliers are or will be Year 2000 compliant. The failure of certain of these suppliers to be Year 2000 compliant could materially impact the Company. As a result, where appropriate and feasible, the Company will consider new business relationships with alternate providers. The Company has incurred costs of approximately $140,000, including the cost and time for Company employees, to address Year 2000 issues, and believes that any additional costs of addressing its Year 2000 transition will not have a material adverse effect on the Company's financial condition or business operations. Given the uncertain consequences of failure to resolve significant Year 2000 issues, however, there is no assurance that any one or more of such failures would not have a material adverse impact on the Company. The Company is in the process of completing a contingency plan to address failures that may occur.



         FORWARD-LOOKING STATEMENTS

         The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding future revenues, cost of sales, gross profit, effective tax rate for the third and fourth quarters of 1999 and 1999 earnings per share from continuing operations, as well as future liquidity and capital resources and Year 2000 compliance and impact. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products, implementation of marketing strategies or new manufacturing processes or implementation of new information systems; changes in the prices of raw materials; changes in product mix; product recalls; the ability to attract and retain qualified personnel; and the loss of any significant customer. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

                                     PART II

                                OTHER INFORMATION




ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company held its 1999 Annual Meeting of Stockholders ("Annual Meeting") on June 14, 1999 at the offices of Halkey-Roberts Corporation, a Company subsidiary. At such meeting, the Company's stockholders ratified the Board of Director's appointment of Arthur Andersen LLP as independent accountants with 2,284,502 shares voted for ratification, 25,941 voted against and 8,852 abstentions. The voting with respect to the nominees for election as directors was as follows:

                   NOMINEE                VOTES FOR             VOTES WITHHELD
                   -------                ---------             --------------
               Emile A. Battat            2,263,858                 55,437
               John H. P. Maley           2,263,858                 55,437

              The terms of the following directors continued after the meeting: Roger F. Stebbing, John P. Stupp, Jr., Richard O. Jacobson, Jerome J. McGrath and Hugh J. Morgan, Jr.

              For information relating to the settlement between the Company and The Atrion Stockholder Committee which resulted in termination of a proxy contest in connection with the Annual Meeting, see the Company's Schedule 14A Information, Definitive Additional Materials, filed with the Securities and Exchange Commission on May 17, 1999.

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits
                     10i* Atrion Corporation 1998 Outside Directors Stock Option Plan (As Amended and Restated Effective August 12, 1999) (1)

                     10k* Amendments to Atrion Corporation 1997 Stock Incentive Plan (1)

                     27             Financial Data Schedules (filed
                                    electronically only)

              (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1999.
---------------------
(1) Filed herewith

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Atrion Corporation
                               ------------------
                                  (Registrant)


         Date:  August 13, 1999             /s/ Emile A. Battat
                                            -----------------------------------
                                            Emile A. Battat
                                            Chairman, President and
                                            Chief Executive Officer



         Date:  August 13, 1999             /s/ Jeffery Strickland
                                            -----------------------------------
                                            Jeffery Strickland
                                            Vice President and
                                            Chief Financial Officer