Form 10-Q
period 1999-09-30
ATRION CORP
filed 1999-11-15
CIK 701288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 FOR THE PERIOD ENDED SEPTEMBER 30, 1999        COMMISSION FILE NUMBER 0-10763


                               ATRION CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                 63-0821819
------------------------------------    --------------------------------------
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                   ONE ALLENTOWN PARKWAY, ALLEN, TEXAS 75002
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                  YES  [X]                            NO    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              NUMBER OF SHARES OUTSTANDING AT
          TITLE OF EACH CLASS                        NOVEMBER 4, 1999
----------------------------------------    -----------------------------------
COMMON STOCK, PAR VALUE $0.10 PER SHARE                   2,440,129

                            ATRION CORPORATION AND SUBSIDIARIES


                                     TABLE OF CONTENTS




PART I.       FINANCIAL INFORMATION                                                      2

       ITEM 1.     Financial Statements

                        Consolidated Statements of Income (Unaudited)
                            For the Three and Nine months Ended
                            September 30, 1999 and 1998                                  3


                        Consolidated Balance Sheets (Unaudited)
                            September 30, 1999 and December 31, 1998                   4-5


                        Consolidated Statements of Cash Flows (Unaudited)
                            For the Nine months Ended
                            September 30, 1999 and 1998                                  6


                        Notes to Consolidated Financial Statements (Unaudited)           7

       ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                          8

PART II.      OTHER INFORMATION                                                         13

       ITEM 6.     Exhibits and Reports on
                     Form 8-K                                                           13

SIGNATURES                                                                              14

EXHIBIT INDEX                                                                           15

                                     PART I


                             FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30                       SEPTEMBER 30
                                                       ---------------------------------- ----------------------------------
                                                             1999             1998              1999             1998
                                                       ----------------- ---------------- ----------------- ----------------
                                                                      (In thousands, except per share data)
Revenues                                                $       13,441    $       11,570   $       37,759    $       33,108
Cost of goods sold                                               8,180             7,426           22,662            20,594
                                                        --------------    --------------   --------------    --------------
Gross profit                                                     5,261             4,144           15,097            12,514
                                                        --------------    --------------   --------------    --------------

Operating expenses:
   Selling expense                                               1,650             1,406            5,139             3,751
   General and administrative                                    2,035             1,774            5,483             5,226
   Research and development                                        629               747            2,007             2,035
                                                        --------------    --------------   --------------    --------------
                                                                 4,314             3,927           12,629            11,012
                                                        --------------    --------------   --------------    --------------

Operating income                                                   947               217            2,468             1,502
                                                        --------------    --------------   --------------    --------------

Other income (expense):
   Interest income (expense), net                                  (75)              124             (147)              454
   Other income                                                      -                13               10                53
                                                        --------------    --------------   --------------    --------------
                                                                   (75)              137             (137)              507
                                                        --------------    --------------   --------------    --------------

Income from continuing operations before
    provision for income taxes                                     872               354            2,331             2,009
Provision for income taxes                                         218               128              663               747
                                                        --------------    --------------   --------------    --------------

Income from continuing operations                                  654               226            1,668             1,262

Gain on disposal of discontinued operations,
    net of income taxes                                             --                --              165                --
                                                        --------------    --------------   --------------    --------------

Net income                                              $          654    $          226   $        1,833    $        1,262
                                                        ==============    ==============   ==============    ==============

Earnings per basic share:
   Continuing operations                                $         0.26    $         0.07    $        0.63     $        0.39
   Gain on disposal of discontinued operations                      --                --             0.06                 --
                                                        --------------    --------------    -------------     --------------
                                                        $         0.26    $         0.07    $        0.69     $        0.39
                                                        ==============     =============    =============     =============

Weighted average basic shares outstanding                        2,474             3,202            2,657             3,212
                                                        ==============    ==============   ==============     =============

Earnings per diluted share:
   Continuing operations                                $         0.26    $         0.07    $        0.62     $        0.39
   Gain on disposal of discontinued operations                      --                --             0.06                --
                                                        --------------    --------------    -------------     -------------
                                                        $         0.26     $        0.07    $        0.68     $        0.39
                                                        ==============     =============    =============     =============

Weighted average diluted shares outstanding                      2,527             3,202            2,697             3,216
                                                        ==============    ==============   ==============    ==============


The accompanying notes are an integral part of these consolidated statements.

                            ATRION CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)


                                                                                 SEPTEMBER 30,                DECEMBER 31,
ASSETS                                                                               1999                         1998
------                                                                           --------------               --------------
                                                                                               (In thousands)
Current assets:
   Cash and cash equivalents                                                     $          231               $        5,635
   Accounts receivable                                                                    8,658                        7,278
   Inventories                                                                            9,533                        8,568
   Prepaid expenses and other                                                             1,047                        1,358
                                                                                 --------------               --------------
                                                                                         19,469                       22,839
                                                                                 --------------               --------------

Property, plant and equipment:
   Original cost                                                                         33,029                       22,315
   Less accumulated depreciation and amortization                                         7,159                        4,921
                                                                                 --------------               --------------
                                                                                         25,870                       17,394
                                                                                 --------------               --------------

Deferred charges:
   Patents                                                                                3,391                        3,620
   Goodwill                                                                              13,539                       13,986
   Other                                                                                  2,855                        2,576
                                                                                 --------------               --------------
                                                                                         19,785                       20,182
                                                                                 --------------               --------------

                                                                                 $       65,124               $       60,415
                                                                                 ==============               ==============


The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                      ATRION CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                                  SEPTEMBER 30,              DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1999                      1998
------------------------------------                                             --------------            --------------
                                                                                              (In thousands)
Current liabilities:
   Current maturities of long-term debt                                          $           --            $          203
   Accounts payable and accrued liabilities                                               5,205                     3,929
                                                                                 --------------            --------------
                                                                                          5,205                     4,132
                                                                                 --------------            --------------

Long-term debt, less current maturities                                                   5,981                        --

Other noncurrent liabilities                                                              7,341                     6,914
                                                                                 --------------            --------------
Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000,000 shares, issued 3,419,953 shares                                            342                       342
   Paid-in capital                                                                        6,403                     6,394
   Retained earnings                                                                     48,654                    46,821
   Treasury shares, at cost                                                              (8,802)                   (4,188)
                                                                                 --------------            --------------
       Total stockholders' equity                                                        46,597                    49,369
                                                                                 --------------            --------------


                                                                                 $       65,124            $       60,415
                                                                                 ==============            ==============


The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                            ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                             ---------------------------------------
                                                                                 1999                      1998
                                                                             -------------             -------------
                                                                                          (In thousands)
Cash flows from operating activities:
   Net income                                                                $       1,833             $       1,262
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Gain on disposal of discontinued operations                                   (165)                       --
        Depreciation and amortization                                                2,914                     2,510
        Deferred income taxes                                                          131                       343
        Other                                                                           13                       155
                                                                             -------------             -------------
                                                                                     4,726                     4,270

        Change in current assets and liabilities:
           (Increase) in accounts receivable                                        (1,380)                   (2,741)
           (Increase) in other current assets                                         (653)                     (605)
           Increase in accounts payable                                                619                       673
           Increase in other current liabilities                                       669                     1,074
                                                                             -------------             -------------
   Net cash provided by continuing operations                                        3,981                     2,671
   Net cash provided by (used in) discontinued operations                              165                    (1,609)
                                                                             -------------             -------------
                                                                                     4,146                     1,062
                                                                             -------------             -------------

Cash flows from investing activities:
  Property, plant and equipment additions                                          (10,714)                   (1,146)
  Acquisition of subsidiary                                                             --                   (23,198)
                                                                                   (10,714)                  (24,344)
                                                                             -------------             -------------

Cash flows from financing activities:
  Increase (decrease) in long-term indebtedness                                      5,778                      (453)
  Issuance of common stock                                                               -                        20
  Repurchase of common stock                                                        (4,614)                     (485)
                                                                             -------------             -------------
                                                                                     1,164                      (918)

Net change in cash and cash equivalents                                             (5,404)                  (24,200)
Cash and cash equivalents at beginning of period                                     5,635                    32,172
                                                                             -------------             -------------
Cash and cash equivalents at end of period                                   $         231             $       7,972
                                                                             =============             =============

Cash paid for:
Interest (net of capitalized amounts)                                        $         158             $          19
Income taxes (net of refunds)                                                $         153             $       1,415


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

                                                                     NINE MONTHS ENDED
                                                                    September 30, 1998
                                                                  -----------------------
                                                                  (in thousands, except
                                                                      per share data)
Revenues                                                           $         34,229
Income from continuing operations                                  $          1,285
Net income                                                         $          1,285
Net income per basic and diluted share                             $           0.40

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

                      ATRION CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         The Company's consolidated net income for the quarter ended September 30, 1999 was $654,000 or $.26 per basic and diluted share, compared with $226,000, or $.07 per basic and diluted share, for the third quarter of 1998. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,474,029 in 1999 and 3,201,645 in 1998. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,526,722 in 1999 and 3,201,645 in 1998.

         Consolidated revenues of $13.4 million for the third quarter of 1999 were $1.9 million or 16 percent higher than revenues for the third quarter of 1998. The increase in revenues in the third quarter of 1999 was a result of improved sales at all operations. Gross profit of $5.3 million in the third quarter of 1999 was $1.1 million or 27 percent higher than that in the comparable 1998 period. The previously mentioned increased revenues were the primary contributors to this increase. An increase in the gross profit percentage for the third quarter of 1999 to 39.1 percent from 35.8 percent in the same period of 1998 also contributed to this increase.

         The Company's third quarter 1999 operating expenses of $4.3 million were $387,000 higher than the operating expenses for the third quarter of 1998. This increase is primarily the result of increased costs associated with the development and marketing of the Company's Myocardial Protection System ("MPS") during the current year partially offset by lower spending at the parent company level in the 1999 period compared to the same period in 1998. Operating income in the third quarter of 1999 totaled $947,000 compared with $217,000 in the third quarter of 1998.

         Net interest expense for the third quarter of 1999 was $75,000 compared with net interest income of $124,000 for the same period in 1998. This change is primarily attributable to the Company's use of cash and cash equivalents in late 1998 to fund repurchases of outstanding common stock of the Company and in February 1999 to fund the purchase of its Allen, Texas facility and borrowings by the Company to fund its repurchases of outstanding common stock of the Company during the first nine months of 1999. Tax credits attributable to the Company's research and development activities resulted in a lower effective income tax rate in the third quarter of 1999 as compared to the same period in 1998.

         The Company believes that based on recent trends and certain standing orders, revenues, cost of goods sold, gross profit and operating income for the fourth quarter of 1999 will be higher than the comparable 1998 period. The Company also anticipates that its effective income tax rate for the fourth quarter of 1999 will be lower than in the comparable 1998 period and that 1999 earnings per share from continuing operations will significantly exceed the 1998 level.

         RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         The Company's consolidated net income for the nine-month period ended September 30, 1999 was $1.8 million, or $.69 per basic and $.68 per diluted share, compared with $1.3 million, or $.39 per basic and diluted share, for the first nine months of 1998. Income from continuing operations for the first nine months of 1999 was $1.7 million, or $.63 per basic and $.62 per diluted share, compared with $1.3 million, or $.39 per basic and diluted share for the comparable period in 1998. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,657,175 in 1999 and 3,212,448 in 1998. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,697,261 in 1999 and 3,216,205 in 1998.

         Consolidated revenues of $37.8 million for the nine months ended September 30, 1999 were $4.7 million or 14 percent higher than revenues for the nine months ended September 30, 1998. All operations realized increased revenues for the first nine months of 1999, compared with the same period in the prior year. Increased placements by the Company of its MPS units and higher sales of related disposables added to the 1999 revenue increase. The increase in revenues for the first nine months of 1999, compared to the same period in the prior year, was also a result of the inclusion of the operations of Quest Medical for nine full months in the current-year period compared with the inclusion of the Quest Medical operations in the prior year period for the eight months subsequent to its acquisition in January 1998.

         Gross profit of $15.1 million for the first nine months of 1999 was $2.6 million or 21 percent higher than that in the comparable period of 1998. This increase is the result of increased revenues at all operations and the inclusion of the operations of Quest Medical for a full nine-month period in 1999 compared to eight months in the 1998 period. The gross profit percentage for the first nine months of 1999 of 40.0 percent was higher than the gross profit percentage in the same period of 1998 of 37.8 percent due to the inclusion of Quest Medical for the full nine months in 1999 compared to eight months in the 1998 period. Quest Medical generally has a higher gross profit percentage than the Company's other operations.

         The Company's operating expenses of $12.6 million for the first nine months of 1999 were $1.6 million higher than operating expenses for the first nine months of 1998. This increase is the result of increased costs associated with the development and marketing of the MPS during the current year partially offset by reduced spending at the parent company level for the 1999 period compared to the same period in 1998. The increase in operating expenses for the first nine months of 1999, compared to the same period in the prior year, was also a result of the inclusion of the operations of Quest Medical for nine full months in the current year period compared with the inclusion of the Quest Medical operations in the prior year period for the eight months subsequent to its acquisition in late January 1998. Operating income in the nine months ended September 30,1999 totaled $2.5 million compared with $1.5 million in the same period of 1998.

         Net interest expense for the nine months ended September 30, 1999 was $147,000 compared with net interest income of $454,000 for the same period in 1998. This change is primarily attributable to the Company's use of cash and cash equivalents in late 1998 to fund repurchases of outstanding common stock of the Company and in February 1999 to fund the purchase of its Allen, Texas facility and borrowings by the Company to fund its repurchases of outstanding common stock of the Company. Tax credits attributable to the Company's research and development activities resulted in a lower effective income tax rate in the first nine months of 1999 as compared to the nine months ended September 30,1998.

         The Company recorded a gain on the disposal of discontinued operations relating to the 1997 sale of its natural gas operations of $165,000, after tax, or $.06 per basic and diluted share, for the nine months ended September 30,1999. There was no similar transaction during the same period of 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had cash and cash equivalents of $231,000 compared with $5.6 million at December 31, 1998. The decrease in cash and cash equivalents from December 31, 1998 to September 30, 1999 was primarily attributable to the Company's February 1, 1999 purchase of its Allen, Texas facility for $6.5 million. The Company had $6.0 million of long-term debt, borrowed under a $20 million revolving loan facility, at September 30, 1999 compared with no long-term debt at December 31, 1998. This increase in long-term debt from December 31, 1998 to September 30, 1999 was primarily attributable to the above mentioned facility purchase, repurchases of outstanding common stock of the Company and purchases of automation equipment. Since the end of the third quarter of 1999, the Company has replaced the $20 million revolving loan facility with a new $18.5 million credit facility with a regional bank. Under the $18.5 million credit facility, the Company, and certain of its subsidiaries, have a line of credit, which is secured by inventory, equipment and accounts receivable. At the Company's option, and subject to certain conditions, the amount that can be borrowed under the facility may be increased to $25.0 million upon the lender's determination that it has adequate security or upon the Company's grant of such additional security as the lender deems reasonably necessary. The term of the agreement expires November 11, 2002 and may be extended under certain circumstances. At any time during the agreement, the Company may convert any or all outstanding amounts under the facility to a term loan with a maturity of two years. The Company's ability to borrow funds from time to time under the facility is contingent on meeting certain covenants in the loan agreement.

         As previously reported to stockholders, the Company is continuing to develop a strategy to adapt certain of Quest Medical's technology to the delivery and control of protective drugs during the reperfusion of clotted arteries in cardiac catheterization laboratories. The Company believes that the adaptation of its technology for such a purpose would require significant upfront expenditures and is not currently planning to undertake the implementation of such a program unless it is able to structure a partnership or similar arrangement in which another party would bear all or a substantial part of the costs of adapting the technology. The Company is exploring the opportunities for such partnership or arrangement, but there is no assurance that the Company will enter into any such relationship. The Company is presently unable to determine whether Quest Medical's technology can be cost-effectively adapted to the delivery and control of protective drugs during clotted artery reperfusion, the terms of the partnership or arrangement, if any, under which such program would be conducted, or the cost to the Company of such a program, if undertaken.

         The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's revolving loan facility and other equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements, including any funding required for a partnership or arrangement discussed above, for at least the next two years.

         YEAR 2000 ISSUES

         In 1998, the Company began its assessment of its information systems, products, facilities and equipment to determine if they are Year 2000 ready. At that time, the Company's operating units were using several different information systems. As a part of the Company's ongoing efforts to achieve operating synergies, as well as to assure Year 2000 compliance, the Company has purchased and has installed new computer systems in one of its units and has taken steps to determine whether its new and existing computer systems are Year 2000 compliant. The Company has contacted its major suppliers, as well as certain other suppliers and utilities, to determine whether they are Year 2000 compliant. In addition, the Company has reviewed its products that process information that may be date sensitive and believes that those products are not Year 2000 sensitive products. The Company's facilities and equipment have also been examined to determine whether they are Year 2000 ready. The Company has substantially completed its assessment of its information systems, facilities and equipment and believes that they are Year 2000 compliant. The Company has no means of ensuring that all of its suppliers are or will be Year 2000 compliant. The failure of certain of these suppliers to be Year 2000 compliant could materially impact the Company. Additionally, the failure of communication, financial and transportation systems would have a material adverse impact on the Company, as would the failure of local utilities. As a result, where appropriate and feasible, the Company will consider new business relationships with alternate providers. The Company has incurred costs of approximately $140,000, including the cost and time for Company employees, to address Year 2000 issues, and believes that any additional costs of addressing its Year 2000 transition will not have a material adverse effect on the Company's financial condition or business operations. Given the uncertain consequences of failure to resolve significant Year 2000 issues, however, there is no assurance that any one or more of such failures would not have a material adverse impact on the Company. Plans have been developed at all locations to address failures that may occur; however, the Company does not believe that such contingency plans can adequately deal with major external system failures such as in communications, transportation or utilities.

         FORWARD-LOOKING STATEMENTS

         The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding revenues, cost of sales, gross profit, operating income and effective tax rate for the fourth quarter of 1999 and 1999 earnings per share from continuing operations, as well as future liquidity and capital resources and Year 2000 compliance and impact. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products, implementation of marketing strategies or new manufacturing processes or implementation of new information systems; changes in the prices of raw materials;

         changes in product mix; product recalls; the ability to attract and retain qualified personnel; market acceptance of the Company's products; Year 2000 problems; and the loss of any significant customer. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

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

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


              (a)    Exhibits
                     10a            Atrion Corporation Incentive Compensation Plan for Chief
                                    Executive Officer
                     10b            Atrion Corporation Incentive Compensation Plan for
                                    Chief Financial Officer
                     27             Financial Data Schedule (filed electronically only) (for SEC use only)

              (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Atrion Corporation
                                  (Registrant)


         Date:  November 15, 1999                 /s/ Emile A. Battat
                                                  ------------------------------
                                                  Emile A. Battat
                                                  Chairman, President and
                                                  Chief Executive Officer



         Date:  November 15, 1999                 /s/ Jeffery Strickland
                                                  ------------------------------
                                                  Jeffery Strickland
                                                  Vice President and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


         EXHIBIT NUMBER        DESCRIPTION                             PAGE
         --------------        -----------                             ----

         10a                   Atrion Corporation Incentive             16
                               Compensation Plan for Chief Executive
                               Officer

         10b                   Atrion Corporation Incentive             19
                               Compensation Plan for Chief Financial
                               Officer

         27                    Financial Data Schedule (filed           20
                               electronically only)(for SEC use only)