Form 10-K
period 1999-12-31
ATRION CORP
filed 2000-03-29
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    Form 10-K

|X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                         Commission File Number 0-10763

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

                          Common Stock, $.10 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X|                    NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant at March 1, 2000 was $20,368,639 based on the last reported sales price of the common stock on the Nasdaq National Market on such date. |X|

Number of shares of Common Stock outstanding at March 1, 2000:  2,100,593.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2000 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                    --------

                                TABLE OF CONTENTS

   ITEM                                                                     PAGE

PART I  .......................................................................1

ITEM 1. BUSINESS...............................................................1
ITEM 2. PROPERTIES.............................................................9
ITEM 3. LEGAL PROCEEDINGS.....................................................10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................10
Executive Officers of the Company.............................................10

PART II ......................................................................11

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS...................................................11
ITEM 6. SELECTED FINANCIAL DATA...............................................12
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...................................12
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............17
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................18
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE...................................36

PART III .....................................................................36

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................36
ITEM 11. EXECUTIVE COMPENSATION...............................................36
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...........................................................37
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................37

PART IV. .....................................................................38

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8--K.........................................................38

SIGNATURES....................................................................40

EXHIBIT INDEX.................................................................42

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     PART I

ITEM 1.   BUSINESS

General

Atrion Corporation ("Atrion" or the "Company") is a holding company which primarily designs, develops, manufactures, markets, sells and distributes medical products and components. The Company's current operations are conducted through three medical products subsidiaries, Atrion Medical Products, Inc. ("Atrion Medical Products"), Halkey-Roberts Corporation ("Halkey-Roberts") and Quest Medical, Inc. ("Quest Medical"). The Company also owns AlaTenn Pipeline Company, Inc. ("AlaTenn Pipeline") which operates a gaseous oxygen pipeline and Atrion Leasing Company, Inc. ("Atrion Leasing") which is engaged in leasing activities.

Atrion Medical Products' business, which is the design, development, manufacturing, marketing, sale and distribution of medical products, has been in operation for more than 30 years. Its products are used in ophthalmic, diagnostic and cardiovascular procedures and are sold primarily to major health care companies which market and distribute Atrion Medical Products' products, in conjunction with their name-brand products, to hospitals, clinics, surgical centers, physicians and other health care providers. While soft contact lens storage and disinfection systems are its more mature ophthalmic products, Atrion Medical Products continues to be a leading manufacturer and supplier of such products. A new and growing area of sales for Atrion Medical Products is its line of ophthalmic surgical procedure kits that are distributed for two of its major customers. Products sold to other healthcare companies by Atrion Medical Products include a line of inflation devices used primarily in percutaneous balloon angioplasty procedures and diagnostic devices used to test blood platelet function and to obtain blood samples for the measurement of blood sugar. Atrion Medical Products also markets a line of name-brand products, called LacriCATH(R), which is used in a less invasive surgical procedure for the treatment of epiphora, or excessive tearing of the eye. These products are sold through commissioned sales agents. Atrion Medical Products' design and engineering team is employed to assist its OEM customers in the development of products.

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

Quest Medical manufactures and sells several stable product lines, including cardiovascular products (such as pressure control valves, filters and surgical retracting tapes), specialized intravenous fluid delivery tubing sets and accessories and pressure monitoring kits used primarily in labor and delivery. Quest Medical also markets a line of name-brand aortic punches called CleanCut(TM), which was developed by Atrion Medical Products. These products are used in heart bypass surgeries to make a precision opening in the heart for attachment of the bypass vessels. Quest Medical also manufactures and sells the MPS(R) myocardial protection system ("MPS"), an innovative and sophisticated system for the delivery of solutions to the heart during open-heart surgery. The MPS integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible and cost-effective management of this process. The MPS employs advanced pump, temperature control and microprocessor technologies and includes a line of captive and noncaptive disposable products.

During 1999, the Company identified another application for the MPS. Cardiac surgeons have recently begun performing cardiac surgeries without interrupting the heart ("beating-heart surgery") and thus eliminating the need for a heart-lung machine. This less-invasive method of surgery is beneficial to the patient but more challenging to the surgeon who must rely on the heart to provide coronary and systemic circulation throughout surgery. The Company believes that the MPS offers a distinct safety advantage during beating-heart surgery by enhancing the coronary blood flow and infusing additives, as needed, directly to the heart during the surgery. Initial response to the use of MPS in beating-heart surgeries has been positive. The Company expects the number of beating-heart surgeries to increase over the next several years. While continuing to promote the use of the MPS in conventional open-heart surgeries, the Company intends to actively promote the use of the MPS for beating-heart surgeries.

AlaTenn Pipeline owns and operates a 22-mile high-pressure steel pipeline in north Alabama that transports gaseous oxygen from an industrial gas producer to two of its customers.

Marketing and Major Customers

Atrion Medical Products has historically used sales managers to market products to other manufacturers for use in their consumer products and uses commissioned sales agents for the marketing of LacriCATH products. Quest Medical is currently marketing the MPS and related disposables through a direct sales force using a sales team approach as well as through specialty distributors. Most of Quest Medical's other products are marketed through direct contact with hospitals, telemarketing, independent sales representatives, marketing arrangements with certain distributors and, to a lesser extent, through direct mail. In addition, the Company routinely attends and participates in trade shows throughout the United States and internationally.

During 1999, CIBA Vision, which accounted for 17 percent of the Company's revenues, was the only customer accounting for more than 10 percent of the Company's revenues from continuing operations. The loss of this customer would have a material adverse impact on the Company's business, financial condition and results of operations.

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

Atrion Medical Products, Halkey-Roberts and Quest Medical operate under the Good Manufacturing Practices of the Food and Drug Administration ("FDA") and are ISO 9001 certified. The Company's products are used throughout the world and, during 1999, more than 22 percent of sales were shipped to international markets.

Research and Development

The Company believes that a well-targeted research and development program is an essential part of the Company's activities and is currently engaged in a number of research and development projects. The objective of the Company's program is to develop new products in the areas that the Company is currently engaged, improve current products and develop new products in other areas. Recent major development projects include, but are not limited to, a needleless valve product designed to eliminate the use of needles by health care providers, a back-up system for the MPS and disposable sets for use by the MPS in beating-heart surgery. The Company expects to incur additional research and development expenses in 2000 for various projects including further development of the MPS. Atrion Medical Products is EN46001 certified.

The Company's consolidated research and development expenditures for the years ended December 31, 1999, 1998 and 1997 were $2,601,000, $2,750,000 and
$1,147,000 respectively.

Availability of Supplies and Raw Materials

The Company subcontracts with various suppliers to provide it with the quantity of component parts necessary to assemble its products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources that manufacture these components from the Company's toolings. The Company believes that there are alternative and satisfactory sources for single-sourced components, although a sudden disruption in supply from one of these suppliers could adversely affect the Company's ability to deliver the finished product on time. The Company owns its own molds for production of a majority of the components used in specialized tubing sets and cardiovascular products. Consequently, in the event of supply disruption, the Company would be able to fabricate its own components or subcontract with another supplier, albeit after a delay in the production process. Atrion Medical Products and Halkey-Roberts purchase various types of high-grade resins and other components for their manufacturing processes from various suppliers. The resins are readily available materials and, while the Company is selective in its choice of suppliers, it believes that there are no significant restrictions or limitations on supply. AlaTenn Pipeline is under no obligation to provide a gas supply to its customer.

Patents and License Agreements

The commercial success of the Company is dependent, in part, on its ability to continue to develop patentable products, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company currently has 149 active patents and 15 patent applications pending on products that are either being sold or are in development. The Company receives royalty payments on three patents that are licensed to outside parties. The Company has obtained licenses to the rights from outside parties to two patents relating to the LacriCATH product line and for one patent relating to Multiport(R). All of these patents and pending patents relate to current products being sold by the Company or to products still in evaluation stages.

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

Competition

Depending on the product and the nature of the project, the Company's medical products subsidiaries compete on the basis of their ability to provide engineering and design expertise, quality, service, product and price. As such, successful competitors must have technical strength, responsiveness and scale. The Company believes that its expertise and reputation for quality medical products have allowed it to compete favorably with respect to each such factor and to maintain long-term relationships with its customers. However, in many of the Company's markets, the Company competes with numerous other companies that have substantially greater financial resources and engage in substantially more research and development activities than the Company. Furthermore, innovations in surgical techniques or medical practices could have the effect of reducing or eliminating market demand for one or more of the Company's products.

Atrion Medical Products manufactures products for certain major health care companies and is dependent on several customers for the majority of its sales. Also, because its products are somewhat limited in number and normally are only a component of the ultimate product sold by its customers, Atrion Medical Products must continually be attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. Depending on the product and the nature of the project, Atrion Medical Products competes on the basis of its ability to provide engineering and design expertise as well as on the basis of product and price. Also, as Atrion Medical Products continues to expand its product lines, adding new products and customers, dependency on a limited number of customers will be reduced. The United States is the principal market for the LacriCATH product. There is no direct competition in the United States where both the product and surgical procedure are patent-protected. LacriCATH products are marketed directly to ophthalmologists through commissioned sales agents. Atrion Medical Products frequently designs products for a customer or potential customer prior to entering into long-term development and manufacturing agreements with that customer. While certain of Atrion Medical Products' customers may internally design and develop their own products or outsource certain aspects of the design and development processes, the Company is unaware of any other companies that directly compete on the same basis as Atrion Medical Products.

With respect to those products manufactured by Atrion Medical Products which are sold to customers for use as components, Atrion Medical Products is dependent on the ability of those customers to sell their products. Therefore, Atrion Medical Products seeks to choose highly successful companies with which to do business. This risk is somewhat minimized by Atrion

Medical Products' ability to obtain long-term, exclusive manufacturing rights while its customers have long-term marketing rights. Name-brand products, such as the LacriCATH line, are marketed to a much larger base of customers and are not dependent on a single customer.

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

The Company is aware of at least one cardioplegia delivery system currently being marketed that competes with the MPS. While this product represents improvements over cardioplegia delivery systems currently in use in that it has partially integrated some of the cardioplegia equipment components, the Company believes that the MPS offers a greater range of functionality, flexibility and ease-of-use.

Government Regulation

Products

The manufacture and sale of medical products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. The research and development, manufacturing, promotion, marketing and distribution of medical products in the United States are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder ("FDC Act and Regulations"). The Company and its medical device customers are subject to inspection by the FDA for compliance with such regulations and procedures. Atrion Medical Products' and Quest Medical's facilities are registered with the FDA.

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, total or partial suspension of production, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. The Company and its customers are subject to these inspections. The Company believes that it has met all FDA requirements, and it also believes that its medical device OEM customers are in compliance; however, if the Company or its OEM medical device customers should fail the FDA inspections, it could have an adverse impact on the Company's business, financial conditions and results of operations.

Under the FDA's requirements, if a manufacturer can establish that a newly-developed device is "substantially equivalent" to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established or if the FDA determines that the device requires a more rigorous review, the FDA will require that the manufacturer submit a premarket approval ("PMA") that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several or more years from the date of FDA submission. Both a 510(k) and a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. The Company believes that it and all of its current medical device OEM customers are in compliance with these rules; however, there is no assurance that the Company or its OEM customers are now, or will continue to be, in compliance with such rules. If the Company or its customers do not meet these standards, the Company's financial performance could be adversely affected. Furthermore, delays by the FDA in approving a product or a customer's product could delay the Company's expectations for future sales of certain products.

Certain products manufactured by Halkey-Roberts are also subject to regulation by the Coast Guard and the Federal Aviation Administration and similar organizations in foreign countries which regulate the safety of marine and aviation equipment. For international sales, the Company and its OEM customers are primarily responsible that the products meet the standards for the country in which the product is sold. This is true for both the medical and aviation/marine products of the Company.

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

Advisory Board

Several physicians and perfusionists with substantial expertise in the field of myocardial protection serve as Clinical Advisors for the Company. These Clinical Advisors have assisted in the identification of the market need for MPS and its subsequent design and development. Members of the Company's management and scientific and technical staff from time to time consult with these Clinical Advisors to better understand the technical and clinical requirements of the cardiovascular surgical team and product functionality needed to meet those requirements. The Company anticipates that these Clinical Advisors will play a similar role with respect to other products and may assist the Company in educating other physicians in the use of the MPS and related products.

Certain of the Clinical Advisors are employed by academic institutions and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to the Company. The Clinical Advisors may also serve as consultants to other medical device companies. The Clinical Advisors are not expected to devote more than a small portion of their time to the Company.

People

At February 29, 2000, the Company had 443 full-time employees. Employee relations are good and there has been no work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.

ITEM 2.       PROPERTIES

The headquarters of the Company are located in Allen, Texas in its Quest Medical facility. Atrion Medical Products owns three office buildings and a manufacturing facility in Arab, Alabama and leases office space in Birmingham, Alabama. Halkey-Roberts leases a manufacturing facility in St. Petersburg, Florida under a ten-year operating lease that commenced in May 1996.

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

On January 30, 1998, the Company executed a one-year lease on the facility occupied by Quest Medical in Allen, Texas. The Company also obtained an option to buy the facility for $6.5 million. On February 1, 1999, the Company purchased that facility pursuant to the option agreement (see Note 2 of the "Notes to Consolidated Financial Statements" in Item 8). During the lease term, and since the purchase was completed, the facility has been used by Quest Medical, and since June 1998, by the Company as its headquarters office. The facility consists of a 108,000-square-foot office, manufacturing and warehouse building situated on approximately 14.8 acres and 4.3 acres adjacent to such property, which are unimproved.

The Company also currently leases approximately 4,600 square feet of office and manufacturing space in Orange County, California on a yearly basis. The Company plans to discontinue manufacturing certain cardiovascular surgery products at this facility at lease expiration (during the second quarter of 2000) and transfer that manufacturing to the Allen, Texas operations.

AlaTenn Pipeline owns and operates a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

ITEM 3.       LEGAL PROCEEDINGS

There were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their property was the subject as of February 28, 2000.

Item 4.       Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Company

         Name                Age                            Title

Emile A. Battat               62    Chairman,  President and Chief  Executive  Officer of
                                    the  Company and  Chairman of the Board or  President
                                    of all subsidiaries

Jeffery Strickland            41    Vice   President   and   Chief   Financial   Officer,
                                    Secretary  and  Treasurer  of the  Company  and  Vice
                                    President or Secretary-Treasurer of all subsidiaries

Charles Gamble                59    President of Halkey-Roberts Corporation

The persons who are identified as executive officers of the Company currently serve as officers of the Company, or Halkey-Roberts or of both the Company and certain subsidiaries. The officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries will expire at the time such meetings of the Board of Directors of the Company and its subsidiaries are held, which is anticipated to be in April 2000.

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

Brief Account of the Business Experience During the Past Five Years

Mr. Battat has been a director of the Company since 1987 and has served as Chairman of the Board of the Company since January 1998. Mr. Battat has served as President and Chief Executive Officer of the Company and as Chairman or President of all subsidiaries since October 1998. From March 1994 to October 1998, Mr. Battat served as President and Chief Executive Officer of Piedmont Enterprises, Inc., a privately held consulting firm.

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

Mr. Gamble has served as President of Halkey-Roberts since May 1989.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

The  Company's  common  stock is traded on the Nasdaq  National  Market  (Symbol
ATRI). As of March 15, 2000, the Company had approximately 2,000 stockholders, including beneficial owners holding shares in "nominee" or "street" name. The high and low closing prices as reported by Nasdaq for each quarter of 1999 and 1998 are shown below.

    Year Ended

    December 31, 1998:                High                  Low
    ------------------                ----                  ---
    First Quarter                   $   13.75            $   10.88
    Second Quarter                  $   11.44            $    8.81
    Third Quarter                   $    9.44            $    7.63
    Fourth Quarter                  $    9.00            $    6.25

    Year Ended

    December 31, 1999:                High                  Low
    ------------------                ----                  ---
    First Quarter                   $    9.63            $    7.38
    Second Quarter                  $   10.13            $    8.81
    Third Quarter                   $   11.00            $    8.50
    Fourth Quarter                  $   11.94            $    8.75

No dividends were declared or paid during 1998 or 1999, and the Company presently has no plans to pay cash dividends. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.       SELECTED FINANCIAL DATA

Selected Financial Data
(In thousands, except per share amounts)

----------------------------------------- --------------- -------------- -------------- --------------- -------------
                                                   1999            1998           1997           1996            1995
----------------------------------------- --------------- -------------- -------------- --------------- -------------

Revenues                                    $   49,917      $   43,397     $   30,277     $   22,121      $   11,719

Income (loss) from continuing
     operations                                  2,128           1,478         (2,045)a          853             986

Net income                                       2,293           2,140         17,170a         6,476           5,340

Total assets                                    64,640          60,415         60,942         45,433          34,317

Long-term debt                                  10,417              --            203          6,313           1,609

Income (loss) from continuing
     operations, per basic share                  0.82            0.46          (0.63)          0.27            0.31

Net income per basic share                        0.88            0.67           5.33           2.03            1.68

Dividends per share                                 --              --           0.60           0.80            0.80

Average basic shares outstanding                 2,593           3,203          3,224          3,189           3,175

Book value per share                             20.30           16.66          15.42          10.71            9.43
----------------------------------------- --------------- -------------- -------------- --------------- -------------

a The 1997 amounts include an impairment loss of $3.0 million after tax and a charge for a product replacement program of $.7 million after tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

Atrion Corporation is a holding company primarily engaged in the design, development, manufacturing, marketing, sale and distribution of proprietary products and components for the medical and healthcare industry. The Company's operations are conducted primarily by Atrion Medical Products, Halkey-Roberts and Quest Medical, all of which are wholly owned subsidiaries of the Company. Atrion Medical Products and Quest Medical design, develop, manufacture, market, sell and distribute proprietary products for the medical and healthcare industry. Halkey-Roberts designs, develops, manufactures and sells proprietary medical device components and related components, all of which are used to control the flow of fluids and gases.

Results of Operations

The Company's 1999 income from continuing operations was $2.1 million or $.82 per basic and $.81 per diluted share compared to income from continuing operations in 1998 of $1.5 million or $.46 per basic and diluted share compared to a loss from continuing operations in 1997 of $2.0 million or $.63 per basic and diluted share. The loss in 1997 included an impairment loss on patents and goodwill of approximately $4.8 million before income taxes or $3.0 million or $.95 per basic and diluted share after taxes (see Note 3 in Notes to Consolidated Financial Statements). The loss in 1997 also included a charge related to a product replacement program of approximately $1.1 million before income taxes or $.7 million or $.21 per basic and diluted share after taxes. Income from continuing operations for 1997, excluding the adjustment for the impairment loss and the product replacement program charges, totaled $1.7 million or $.53 per basic and diluted share. Income from continuing operations in 1998 was less than 1997 income from continuing operations, excluding the 1997 one-time charges mentioned above, primarily because of the inclusion of Quest Medical operations for the 11 months subsequent to the January 1998 asset purchase, partially offset by improvements at Halkey-Roberts. Net income, including discontinued operations, for 1999 totaled $2.3 million or $.88 per basic and $.87 per diluted share compared with $2.1 million or $.67 per basic and diluted share in 1998 and $17.2 million or $5.33 per basic and diluted share in 1997.

Operating revenues were $49.9 million in 1999 compared with $43.4 million in 1998 and $30.3 million in 1997. The $6.5 million increase in revenues from 1998 to 1999 was the result of improved sales at all operations. The $13.1 million increase in revenues from 1997 to 1998 was attributable primarily to the inclusion of Quest Medical's sales for 11 months in 1998. This acquisition was recorded using the purchase method of accounting. Accordingly, only results from operations subsequent to the acquisition date are reflected in the Company's financial statements, and results for prior periods are not included.

The Company's cost of sales was $30.3 million in 1999 compared with $26.9 million in 1998 and $20.8 million in 1997. The increase in cost of sales for 1999 over 1998 was primarily related to the increased sales mentioned above. The increase in cost of sales from 1997 to 1998 was primarily related to the inclusion of Quest Medical for 11 months in 1998. The cost of sales in 1997 included a charge of $.8 million for the cost of replacing certain components that were manufactured and sold by the Company. These components were used in marine inflation devices and were replaced because of a potential reliability problem. The Company recorded a charge totaling $1.1 million in the fourth quarter of 1997 for this product replacement program with $.8 million being charged to cost of sales and $.3 million being charged to selling, general and administrative expenses.

Gross profits were $19.6 million in 1999 compared with $16.5 million in 1998 and $9.5 million in 1997. The increase in gross profit in 1999 over 1998 was primarily the result of the above mentioned revenue increases. The increase in gross profit from 1997 to 1998 was primarily the result of the inclusion in 1998 of 11 months of operations of Quest Medical and the inclusion in 1997 of the one-time charge mentioned above.

The Company's gross profit in 1999 was 39 percent of sales, which was higher than the gross profit percentage in 1998 of 38 percent and was significantly higher than the gross profit percentage of 31 percent in 1997. The increase in gross profit percentage in 1999 was primarily attributable to improved sales in certain higher margin products. The increase in gross profit percentage in 1998 over 1997 was partially attributable to the inclusion of 11 months of Quest Medical operations in 1998. Quest Medical generally has a higher gross profit percentage of sales than the Company's other operations. The additional gross profit percentage improvement in 1998 compared to 1997 was attributable to the inclusion in 1997 of Halkey-Roberts' one-time charges mentioned above.

Operating expenses were $16.5 million in 1999 compared with $14.9 million in 1998 and $13.9 million in 1997. The increase in operating expenses from 1998 to 1999 was primarily attributable to the expansion of marketing efforts and programs plus additional research and development activities associated with the MPS product line. The increase in operating expenses for 1999 over 1998 was also a result of the inclusion of the operations of Quest Medical for twelve months in the current year period compared with the inclusion of Quest Medical operations in the prior year period for the 11 months subsequent to its acquisition in late January 1998. With the inclusion of $6.5 million of Quest Medical's operating expenses for the 11 months in 1998, the increase in operating expenses from 1997 to 1998 would have been even larger than reported had there not been included in 1997 the $5.1 million in one-time charges discussed above.

The Company's operating income for 1999 was $3.1 million compared with $1.6 million in 1998 and an operating loss of $4.4 million in 1997. The 1997 operating loss included the charges for the impairment loss and the product replacement program. Excluding these charges, the Company had operating income in 1997 of $1.5 million.

Net interest expense in 1999 was $257,000 compared with net interest income of $577,000 in 1998 and net interest income in 1997 of $818,000. The change from 1998 to 1999 was primarily attributable to the Company's use of cash and cash equivalents in late 1998 to fund repurchases of outstanding common stock of the Company and in February 1999 to fund the purchase of its Allen, Texas facility and the Company's borrowings to fund its repurchases of outstanding common stock of the Company during 1999. Net interest income in 1998 was primarily attributable to interest earned on the proceeds of the sale of the Company's natural gas subsidiaries in May 1997 remaining after the late January 1998 purchase of the Quest Medical operation. Net interest income in the 1997 period reflects interest earned on the proceeds from the sale of the Company's natural gas subsidiaries in May 1997. The cash received on this sale was used to retire most of the Company's outstanding debt, and the balance was invested in money market accounts and other short-term government and corporate interest-bearing investments.

Income tax expense in 1999 totaled $741,000 compared with $735,000 in 1998 compared to income tax benefits in 1997 of $1.3 million. An increase in our foreign sales corporation benefit and an expected increase in the Company's research and development tax credit resulted in a lower effective income tax rate for 1999 compared with 1998. The 1997 tax benefits include $2.1 million related to the impairment loss and product replacement program charges described above. Excluding these adjustments, income tax expense was $.8 million in 1997. The differences between years reflect changes in pretax income between the respective years.

The Company believes that 2000 revenues at all operations will be higher than 1999 revenues at those operations and that the cost of goods sold, gross profit, operating income and income from continuing operations will be higher in 2000 than in 1999. The Company also anticipates that 2000 earnings per share from continuing operations will significantly exceed earnings per share from continuing operations for 1999.

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

The financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The financial statements also reflect an after-tax gain on disposal of discontinued operations of $.2 million or $.06 per basic and diluted share in 1999, $.7 million or $.21 per basic and diluted share in 1998 and $17.3 million or $5.36 per basic and diluted share in 1997 based upon the sale of the natural gas operations as described above.

The after-tax income from discontinued operations, excluding the gain on disposal mentioned above, totaled $1.9 million or $.60 per basic and diluted share in 1997. This amount reflects the operation of the major portion of these discontinued operations for only the first five months in 1997.

Liquidity and Capital Resources

The Company maintained a $20 million revolving loan facility with a regional bank during 1997, 1998, and through October 1999. In November of 1999, the
Company replaced the $20 million revolving loan facility with a new $18.5 million revolving credit facility (the "Credit Facility") with a different regional bank to be utilized for the funding of operations and for major capital projects or acquisitions subject to certain limitations and restrictions (see
Note 4 of Notes to Consolidated Financial Statements). Borrowings under the Credit Facility bear interest that is payable monthly at 30-day LIBOR plus one percent, 60-day LIBOR plus one percent or 90-day LIBOR plus one percent, at the Company's discretion. At December 31, 1999 the Company had $10.4 million of long-term debt under the Credit Facility. At the Company's option, and subject to certain conditions, the amount that can be borrowed under the Credit Facility may be increased to $25.0 million upon the lender's determination that it has adequate security or upon the Company's grant of such additional security as the lender deems reasonably necessary. The term of the Credit Facility expires November 11, 2002 and may be extended under certain circumstances. The Company had no indebtedness under the prior loan facility at December 31, 1998.

As of December 31, 1999, the Company had cash and cash equivalents of $70,000 compared with $5.6 million at December 31, 1998. The Company had long-term debt as of December 31, 1999 of $10.4 million compared with $.2 million as of December 31, 1998. The decrease in cash and cash equivalents from December 31, 1998 to December 31, 1999 was primarily attributable to the purchase of the Allen, Texas facility. The increase in long-term debt from December 31, 1998 to December 31, 1999 was primarily attributable to the above-mentioned facility purchase, repurchases of outstanding common stock of the Company and purchases of new machinery and equipment. Cash provided by continuing operations increased to $5.3 million in 1999 compared to $3.5 million in 1998 and $3.0 million in 1997. Capital expenditures for property, plant and equipment for continuing operations totaled $12.1 million in 1999 compared with $2.0 million in 1998 and $1.7 million in 1997. Included in the 1999 capital expenditure amount is $6.5 million for the purchase of the Allen, Texas facility.

The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's Credit Facility and other equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for at least the next two years.

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

New Accounting Pronouncements

See Note 1 in Notes to Consolidated Financial Statements.

Year 2000 Initiative

In 1998, the Company began its assessment of its information systems, products, facilities and equipment to determine if they were Year 2000 ready. As a part of its assessment of its internal information systems, the Company installed new computer systems in one of its units and took steps to determine whether its new and existing computer systems were Year 2000 compliant. The Company contacted its major suppliers, as well as certain other suppliers and utilities, to determine whether they were Year 2000 compliant. In addition, the Company reviewed its products that process information that may be date-sensitive and concluded that those products were not Year 2000 sensitive products. The Company's facilities and equipment were also examined to determine whether they were Year 2000 compliant. The Company completed its assessment of its information systems, facilities and equipment prior to the end of 1999 and concluded that they were Year 2000 compliant. However, the Company had no means of ensuring that all of its suppliers were Year 2000 compliant or that there would be no failure of communication, financial or transportation systems or local utilities. Since December 31, 1999, the Company has not experienced any significant disruption in business due to Year 2000 issues. Although the Company does not believe that it has continued Year 2000 exposure, there is no assurance that it will not detect unanticipated Year 2000 compliance issues in the future. To date, the Company has incurred costs of approximately $140,000, including the cost and time for Company employees, to address Year 2000 issues.

Forward-looking Statements

The statements in this Management's Discussion and Analysis and elsewhere in this Annual Report that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusions of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding future revenues, future cost of sales and gross profit, future expenses, future production, future earnings from continuing operations, future cash flows from operations, future borrowings available, liquidity, markets for our products and long-term profitability. Words such as "anticipates," "believes," "intends," "expects" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially, including, but not limited to, the following: changing economic, market and business conditions, the effects of governmental regulation, the impact of competition and new technologies, slower-than-anticipated introduction of new products or implementation of marketing strategies, implementation of new manufacturing processes or implementation of new information systems, changes in the prices of raw materials, changes in product mix, product recalls, the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company has an $18.5 million credit facility with a regional bank. Borrowings under the Credit Facility bear interest at 30-day LIBOR plus one percent, 60-day LIBOR plus one percent or 90-day LIBOR plus one percent, at the Company's discretion. The Company is subject to interest rate risk based on an adverse change in the 30-day LIBOR, 60-day LIBOR or the 90-day LIBOR. At December 31, 1999, the Company had borrowings under the Credit Facility of $10.4 million. A one percent increase in the market interest rate would reduce the Company's pretax income by approximately $100,000 at the current borrowing level.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Atrion Corporation:

We have audited the accompanying consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/Arthur Andersen LLP

Atlanta, Georgia
February 18, 2000

                        CONSOLIDATED STATEMENTS OF INCOME
             (For the years ended December 31, 1999, 1998 and 1997)


---------------------------------------------------------------------------------------------------------------------
                                                                                1999            1998           1997
---------------------------------------------------------------------------------------------------------------------
                                                                          (In thousands, except per share amounts)

Revenues                                                                  $   49,917     $   43,397      $   30,277
Cost of Goods Sold                                                            30,337         26,937          20,755
---------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                  19,580         16,460           9,522
---------------------------------------------------------------------------------------------------------------------

Operating Expenses:
      Selling                                                                  6,841          5,368           2,413
      General and administrative                                               7,022          6,763           5,552
      Research and development                                                 2,601          2,750           1,147
      Impairment loss (Note 3)                                                    --             --           4,797
---------------------------------------------------------------------------------------------------------------------
                                                                              16,464         14,881          13,909
---------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                                                        3,116          1,579          (4,387)

Interest (Expense) Income, net                                                  (257)           577             818
Other Income, net                                                                 10             57             241
---------------------------------------------------------------------------------------------------------------------
Income (Loss) From Continuing Operations Before Provision
  for Income Taxes                                                             2,869          2,213          (3,328)

Income Tax (Provision) Benefit (Note 5)                                         (741)          (735)          1,283
---------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                                       2,128          1,478          (2,045)

Income From Discontinued Operations, net of tax (Note 2)                          --             --           1,923
Gain on Disposal of Discontinued Operations,
  net of tax (Note 2)                                                            165            662          17,292
---------------------------------------------------------------------------------------------------------------------

Net Income                                                                $    2,293     $    2,140      $   17,170
=====================================================================================================================

Earnings (Loss) Per Basic Share:
      Continuing operations                                               $     0.82     $     0.46      $    (0.63)
      Discontinued operations                                                     --             --            0.60
      Gain on disposal of discontinued operations                               0.06           0.21            5.36
---------------------------------------------------------------------------------------------------------------------

Net Income Per Basic Share                                                $     0.88     $     0.67      $     5.33
=====================================================================================================================

Weighted Average Basic Shares Outstanding                                      2,593          3,203           3,224
=====================================================================================================================

Earnings (Loss) Per Diluted Share:
      Continuing Operations                                               $     0.81     $     0.46      $    (0.63)
      Discontinued Operations                                                     --             --            0.60
      Gain on disposal of discontinued operations                               0.06           0.21            5.36
---------------------------------------------------------------------------------------------------------------------

Net Income Per Diluted Share                                              $     0.87     $     0.67      $     5.33
=====================================================================================================================

Weighted Average Diluted Shares Outstanding                                    2,631          3,210           3,224
=====================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1999 and 1998

---------------------------------------------------------------------------------------------------------------------
Assets:                                                                                         1999            1998
---------------------------------------------------------------------------------------------------------------------
                                                                                              (In thousands)

Current Assets:
    Cash and cash equivalents                                                            $       70      $    5,635
    Accounts receivables, net                                                                 8,522           7,278
    Inventories, net (Note 1)                                                                 9,106           8,568
    Prepaid expenses                                                                          1,004           1,358
---------------------------------------------------------------------------------------------------------------------
                                                                                             18,702          22,839
---------------------------------------------------------------------------------------------------------------------


Property, Plant and Equipment:
    Original cost (Note 1)                                                                   34,417          22,315
    Less accumulated depreciation and amortization                                            7,999           4,921
---------------------------------------------------------------------------------------------------------------------
                                                                                             26,418          17,394
---------------------------------------------------------------------------------------------------------------------


Other Assets and Deferred Charges:
    Patents, net of accumulated amortization of $5,934 and $5,630 in
      1999 and 1998, respectively (Notes 1 and 3)                                             3,316           3,620
    Goodwill, net of accumulated amortization of $2,897 and $2,304 in
      1999 and 1998, respectively (Notes 1 and 3)                                            13,393          13,986
    Other                                                                                     2,811           2,576
---------------------------------------------------------------------------------------------------------------------
                                                                                             19,520          20,182
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                                                                                         $   64,640      $   60,415
=====================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1999 and 1998


---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:                                                           1999            1998
---------------------------------------------------------------------------------------------------------------------
                                                                                              (In thousands)

Current Liabilities:
    Current maturities of long-term debt (Note 4)                                        $       --      $      203
    Accounts payable and accrued liabilities                                                  3,936           3,925
    Accrued income and other taxes                                                               21               4
---------------------------------------------------------------------------------------------------------------------
                                                                                              3,957           4,132
---------------------------------------------------------------------------------------------------------------------


Long-term Debt, less current maturities (Note 4)                                             10,417              --
---------------------------------------------------------------------------------------------------------------------


Other Liabilities and Deferred Credits:
    Accumulated deferred income taxes (Note 5)                                                6,393           5,800
    Other                                                                                     1,300           1,114
---------------------------------------------------------------------------------------------------------------------
                                                                                              7,693           6,914
---------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 13)

Stockholders' Equity:
    Common stock, par value $0.10 per share, authorized
      10,000,000 shares, issued 3,419,953 shares in 1999 and 1998 (Note 1)                      342             342
    Paid-in capital                                                                           6,403           6,394
    Retained earnings (Note 9)                                                               49,114          46,821
    Treasury shares, 1,322,360 shares in 1999 and 457,400 shares
      in 1998, at cost (Note 6)                                                             (13,286)         (4,188)
---------------------------------------------------------------------------------------------------------------------
                                                                                             42,573          49,369
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                                                                                         $   64,640      $   60,415
=====================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             (For the years ended December 31, 1999, 1998 and 1997)


---------------------------------------------------------------------------------------------------------------------
                                                                                1999            1998            1997
---------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:

   Net income                                                             $    2,293     $    2,140      $   17,170
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Income from discontinued operations                                          --             --          (1,923)
     Gain on disposal of discontinued operations (Note 2)                       (165)          (662)        (17,292)
     Depreciation and amortization                                             3,975          3,304           1,948
     Deferred income taxes                                                       593          1,511          (1,928)
     Impairment loss (Note 3)                                                     --             --           4,797
     Other                                                                       (39)           154            (548)
---------------------------------------------------------------------------------------------------------------------
                                                                               6,657          6,447           2,224
   Changes in current assets and liabilities:

     (Increase) decrease in accounts receivable                               (1,244)        (2,337)            761
     (Increase) in other current assets                                         (184)        (1,690)            (34)
     (Decrease) increase in accounts payable                                     (35)           771            (205)
     Increase in other current liabilities                                        62            284             280
---------------------------------------------------------------------------------------------------------------------
   Net cash provided by continuing operations                                  5,256          3,475           3,026
   Net cash provided by (used in) discontinued
   operations
(Note 2)                                                                         165         (1,614)            310
---------------------------------------------------------------------------------------------------------------------
                                                                               5,421          1,861           3,336
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:

   Purchase of subsidiary companies (Note 2)                                      --        (23,198)             --
   Proceeds from disposal of discontinued operations                              --             --          38,448
   Property, plant and equipment additions                                   (12,102)        (1,998)         (1,695)
   Discontinued operations property, plant and
     equipment additions                                                          --             --             (78)
---------------------------------------------------------------------------------------------------------------------
                                                                             (12,102)       (25,196)         36,675
---------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:

   Net increase (decrease) in long-term indebtedness                          10,214           (453)         (6,341)
   Issuance of treasury stock                                                     --             20             424
   Purchase of treasury stock                                                 (9,098)        (2,769)           (126)
   Cash dividends paid                                                            --             --          (1,940)
---------------------------------------------------------------------------------------------------------------------
                                                                               1,116         (3,202)         (7,983)
---------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                       (5,565)       (26,537)         32,028

Cash and cash equivalents, beginning of year                                   5,635         32,172             144
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                    $       70     $    5,635      $   32,172
=====================================================================================================================

Cash paid for:

   Interest (net of capitalized amounts)                                  $      283     $       22      $      285
   Income taxes (net of refunds)                                                 186            340           2,938
---------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               Atrion Corporation
                   Notes to Consolidated Financial Statements


(1)   Summary of Significant Accounting Policies

      Atrion Corporation is a holding company that primarily designs, develops, manufactures and markets products for the medical and healthcare industry. As of December 31, 1999 the principal subsidiaries of the Company were Quest Medical, Inc., Atrion Medical Products, Inc. and Halkey-Roberts Corporation.

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

      Inventory
      Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                                     December 31,
                                            1999                  1998
--------------------------------------------------------------------------
Raw materials                          $   5,461              $   4,983
Finished goods                             3,138                  3,109
Work in process                            1,080                  1,022
Reserve for obsolescence                    (573)                  (546)
--------------------------------------------------------------------------
Net inventory                          $   9,106              $   8,568
--------------------------------------------------------------------------

      Property, Plant and Equipment

      Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to 30 years. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost as of December 31, 1999 and 1998 (in thousands):

                                                    December 31,
                                            1999                  1998
---------------------------------------------------------------------------
Land                                   $    1,759            $      413
Buildings                                  10,500                 3,056
Machinery and equipment                    22,158                18,846
---------------------------------------------------------------------------
Total property, plant and equipment    $   34,417            $   22,315
---------------------------------------------------------------------------

      Depreciation expense of $3,079,000, $2,446,000 and $1,223,000 was recorded for the years ended December 31, 1999, 1998 and 1997, respectively.

      Goodwill and Patents

      Goodwill represents the excess of cost over the fair market value of tangible and identifiable intangible net assets acquired. Values assigned to patents were agreed to at the time of the acquisition between selling and acquiring parties. Goodwill is being amortized over 25 years and patents are being amortized over the remaining lives of the individual patents, which are 7 to 19 years. Carrying values of patents and goodwill are periodically evaluated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121 (see Note 3).

      Research and Development Costs

      Research and development costs relating to the development of new products and improvements of existing products are expensed as incurred.

      Revenues

      For the majority of its products, the Company recognizes revenue from sales when products are shipped to customers. For certain other products, revenue is recognized based on usage or time under defined leasing agreements. Allowances are made for bad debts where appropriate and are reviewed periodically. The allowances for bad debts were not material for the periods presented.

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

      New Accounting Pronouncements

      In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for any period presented. The Company did not have any components of comprehensive income other than net income.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record all derivatives on the balance sheet at fair value and establish "special accounting" for the three different types of hedges. During 1999, SFAS No. 137 was issued which defers the effective date of SFAS No. 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. Currently, the Company has no derivative investments and does not expect SFAS No. 133 to have a significant impact on the Company's financial statements.

      In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition which includes certain criteria to be met in order to recognize revenues. This pronouncement is effective immediately. The recognition of the pronouncement did not impact the Company's financial statements for all periods presented.

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

(2)   Acquisitions and Dispositions of Assets and Subsidiaries

      Acquisition of Quest Medical, Inc.
      On January 30, 1998, the Company, through a wholly owned Texas subsidiary then known as "QMI Medical, Inc.," acquired the cardiovascular and intravenous fluid products division of Advanced Neuromodulation Systems, Inc. (formerly known as Quest Medical, Inc. and herein referred to as "ANS") and all rights to the name "Quest Medical, Inc." The Company paid $22,922,000 (after taking into account certain postclosing adjustments and excluding $276,000 of related acquisition costs) in cash for the net assets acquired from ANS. This acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets and liabilities acquired based on their estimated fair value at the date of acquisition. The excess of the consideration paid over the estimated fair value of the net assets acquired of $9.7 million was recorded as goodwill and is being amortized over 25 years. The Company changed the name of QMI Medical, Inc. to "Quest Medical, Inc." in June 1998, and that subsidiary is herein referred to as "Quest Medical." As part of the transaction, the Company also obtained a one-year lease on ANS's facility in Allen, Texas, along with an option to buy the facility. On February 1, 1999, the Company purchased the Allen, Texas facility for $6.5 million pursuant to this option.

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

                                                    Twelve months ended
                                                      December 31,
                                                 1998          1997
         ---------------------------------------------------------------------
                                                     (In thousands)
         Revenues                          $    44,531       $    44,583
         Income (loss) from continuing
         operations                        $     1,613       $    (4,222)
         Net income                        $     2,163       $    16,438
         Net income per basic share        $      0.68       $      5.10
         ---------------------------------------------------------------------

      Disposal of Natural Gas Operations
      During 1997, the Company disposed of all of its natural gas operations. During the second quarter of 1997, the Company sold all the issued and outstanding shares of common stock of Alabama-Tennessee Natural Gas Company, Tennessee River Intrastate Gas Company Inc. and AlaTenn Energy Marketing Company, Inc. to Midcoast Energy Resources, Inc. ("Midcoast") for $38,178,000 in cash. In addition, certain annual contingent deferred payments of up to $250,000 per year are to be paid by Midcoast to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by Midcoast from certain gas transportation contracts. The Company received a deferred payment of $250,000 from Midcoast in April 1999.

      During the fourth quarter of 1997, the Company also sold the assets of two other small natural gas subsidiaries, Central Gas Company and Tennessee River Development Company, to the City of Florence, Alabama for $470,000, consisting of $270,000 in cash and a note in the amount of $200,000. During 1997, Central Gas Company and Tennessee River Development Company, after the sale of their assets as described above, were merged into AlaTenn Pipeline Company, Inc., which was the surviving corporation (see
      Note 11).

      The consolidated financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. Income from discontinued operations was $1,923,000 for the year ended December 31, 1997, net of income tax expense of $1,099,000. The consolidated financial statements also reflect a gain on disposal of discontinued operations of $165,000, $662,000 and $17,292,000, net of income tax expense of $85,000, $340,000 and $7,340,000, in 1999, 1998 and
      1997, respectively, based upon the sale of the natural gas operations as described above.

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

(4)   Long-term Debt and Other Borrowings

      Long-term   debt  as  of  December  31  consisted  of  the  following  (in thousands):

                                           1999                 1998
-------------------------------------------------------------------------
Revolving credit facility                $10,417             $    --
Industrial revenue bonds                      --                 203
-------------------------------------------------------------------------
                                          10,417                 203
Less amounts due in one year                  --                 203
-------------------------------------------------------------------------
                                         $10,417             $    --
-------------------------------------------------------------------------

      The Company had a $20 million revolving credit agreement with a regional bank through October 1999. In November 1999, the Company replaced the $20 million revolving credit agreement with a new $18.5 million revolving credit facility ("Credit Facility") with a different regional bank. Under the Credit Facility, the Company and certain of its subsidiaries have a line of credit which is secured by inventory, equipment and accounts receivables of the Company. At the Company's option, and subject to certain conditions, the amount that can be borrowed under the Credit Facility may be increased to $25.0 million upon the lender's determination that it has adequate security or upon the Company's grant of such additional security as the lender deems reasonably necessary. Interest under the Credit Facility is assessed at 30-day LIBOR plus one percent, 60-day LIBOR plus one percent or 90-day LIBOR plus one percent, at the Company's discretion (7.16% at December 31, 1999) and is payable monthy. The term of the agreement expires November 11, 2002 and may be extended under certain circumstances. At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company's ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement. At December 31, 1999, the Company was in compliance with all covenants.

      The industrial revenue bonds were assumed with the acquisition of the Atrion Medical Products, Inc. ("Atrion Medical Products") facility in April 1994 and were payable in semiannual installments of $101,500. The last payment on these bonds was made in January 1999. In April 1994, Atrion Medical Products executed a promissory note for $1.0 million to the former owner of its business. The last payment on this note was made on April 1, 1998.

      On December 31, 1999, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt on the consolidated balance sheet. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to the Company for debt instruments with similar terms and remaining maturities.

(5)   Income Taxes

      The  items  comprising   income  tax  expense   (benefit)  for  continuing
      operations are as follows:

                                                       1999              1998             1997
                                                                  (In thousands)
----------------------------------------------- ----------------------------------------------------
Current  -- Federal                               $     181         $     (71)       $     (42)
         -- State                                        93                33                2
----------------------------------------------- ----------------- ---------------- -----------------
                                                        274               (38)             (40)

Deferred  -- Federal                                    424               673           (1,134)
          -- State                                       43               100             (109)
----------------------------------------------- ----------------- ---------------- -----------------
                                                        467               773           (1,243)
----------------------------------------------- ----------------- ---------------- -----------------

Total income tax expense (benefit)                $     741         $     735        $  (1,283)
----------------------------------------------- ----------------- ---------------- -----------------

      Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                     1999             1998
                                                        (In thousands)
-------------------------------------------------------------------------------
Deferred tax assets:
Benefit plans                                      $   516         $   476
Tax credits                                            131              --
Other, net                                           1,439           1,714
-------------------------------------------------------------------------------
     Subtotal                                        2,086           2,190
     Valuation allowance                              (131)             --
-------------------------------------------------------------------------------
     Total deferred tax assets                    $  1,955         $ 2,190
-------------------------------------------------------------------------------

Deferred tax liabilities:
Depreciation and property basis differences       $  1,973         $ 1,674
Pensions                                               418             440
Other, net                                           5,957           5,876
-------------------------------------------------------------------------------
     Total deferred tax liabilities               $  8,348         $ 7,990
-------------------------------------------------------------------------------

      Management believes that except as it relates to certain tax credits, a valuation allowance is not necessary based on the Company's earnings history, the projections for future taxable income and other relevant considerations over the periods during which the deferred tax assets become deductible.

      Total income tax expense (benefit) for continuing operations differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:

                                                           1999            1998              1997
                                                                     (In thousands)
----------------------------------------------------------------------------------------------------
Income tax expense (benefit) at the statutory
     federal income tax rate                          $     975       $     752       $    (1,132)
Increase (decrease) resulting from:
     State income taxes                                     136             133              (106)
     Tax exempt interest                                     --              (4)              (38)
     Research and development credit                       (101)            (50)               --
     Other, net                                            (269)            (96)               (7)
----------------------------------------------------------------------------------------------------
Total income tax expense (benefit)                    $     741       $     735       $    (1,283)
----------------------------------------------------------------------------------------------------

(6)   Common Stock

      The Company utilized 1,641 and 37,050 treasury shares in 1998 and 1997, respectively, to make distributions under its 1997 Stock Incentive Plan and its Restricted Shares Compensation Plan for Nonemployee Directors and in connection with the exercise of options under its 1994 Key Employee Stock Incentive Plan and 1990 Stock Option Plan (see Note 8). The Company made two tender offers during 1999 and one tender offer during 1998 purchasing a total of 883,152 shares of its common stock. Pursuant to these tender offers, the Company purchased 342,536 shares of its common stock at $12.00 per share in December 1999, 301,524 shares of its common stock at $10.00 per share in April 1999, and 239,092 shares of its common stock at $9.00 per share in December 1998. The Company also purchased 220,900 shares of its common stock in open market or negotiated transactions during 1999 at prices ranging from $7.75 per share to $10.00 per share. In 1998 and 1997, the Company purchased 42,000 and 9,700 shares, respectively, of its common stock in open market or negotiated transactions. All shares purchased in the tender offers and in the open market or negotiated transactions became treasury shares upon repurchase by the Company. On May 4, 1995, the Board of Directors of the Company authorized a stock repurchase program under which the Company may repurchase up to 150,000 shares of its common stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. Through December 31, 1999 a total of 87,100 shares of common stock had been repurchased pursuant to the stock repurchase program. At December 31, 1999 and 1998, there were 1,322,360 and 457,400 shares, respectively, of common stock being held in treasury. The cost of these shares is shown as a reduction in stockholders' equity in the consolidated balance sheets.

      The Company has a Common Share Purchase Rights Plan which is intended to protect the interests of stockholders in the event of a hostile attempt to take over the Company. The Rights, which are not presently exercisable and do not have any voting powers, represent the right of the Company's stockholders to purchase at a substantial discount, upon the occurrence of certain events, shares of common stock of the Company or of an acquiring company involved in a business combination with the Company. In January 2000 this plan was extended until February 2005.

(7)   Earnings Per Share

      The  following  is  a  reconciliation   of  the  weighted  average  shares
      outstanding used in calculating basic and diluted earnings (loss) per share as presented in the consolidated statements of income:

                                                          1999             1998           1997
                                                                     (In thousands)
-----------------------------------------------------------------------------------------------------
Weighted average basic shares outstanding                 2,593            3,203          3,224
Add:  Effect of dilutive securities (options)                38                7             --
-----------------------------------------------------------------------------------------------------
Weighted average diluted shares outstanding               2,631            3,210          3,224
-----------------------------------------------------------------------------------------------------

      For the year ended December 31, 1997, there was no difference between basic and diluted weighted average shares outstanding as potential shares of common stock would have had an antidilutive effect on the resulting net loss per share from continuing operations.

(8)   Stock Option Plans

      During 1998, the Company's stockholders approved the adoption of the Company's 1998 Outside Directors Stock Option Plan ("1998 Directors Option Plan"). The 1998 Directors Option Plan provides for the automatic grant on each of February 1, 1998, February 1, 1999 and February 1, 2000 of nonqualified stock options to purchase 10,000 shares of common stock to each director, other than the Chairman of the Board, who is not an employee of the Company or any subsidiary and of nonqualified stock options to purchase 20,000 shares of common stock to the Chairman of the Board if he is not an employee of the Company or any subsidiary. The aggregate number of shares of common stock reserved for grants under the 1998 Directors Option Plan is 270,000 shares. The purchase price of the shares of common stock on exercise of the options is the fair market value of such shares on the date of grant. The options become exercisable in four equal quarterly installments on the May 1, August 1, November 1 and February 1 next succeeding the date of grant and expire no later than 10 years after the date of grant. In 1999 the Board of Directors amended the 1998 Directors Option Plan to eliminate the grant of any options thereunder after February 1, 1999.

      During 1997, the stockholders of the Company approved the adoption of the Company's 1997 Stock Incentive Plan. The 1997 Stock Incentive Plan provides for the grant to key employees of incentive and nonqualified stock options, stock appreciation rights, restricted stock and performance shares. In addition, under the 1997 Stock Incentive Plan, outside directors (directors who are not employees of the Company or any subsidiary) receive automatic annual grants of nonqualified stock options to purchase 2,000 shares of common stock. In 1999, the Board of Directors suspended the grant of options to outside directors under the 1997 Stock Incentive Plan until the year 2000. The aggregate number of shares of common stock reserved for grants under the 1997 Stock Incentive Plan, after giving effect to the amendments approved by the Company's stockholders in 1998, is the sum of 500,000 shares and the number of shares reserved for issuance under prior plans in excess of the number of shares as to which options have been granted, including any shares subject to previously granted options that lapse, expire, terminate or are canceled. The purchase price of incentive options must be at least equal to the fair market value of such shares on the date of grant. The purchase price for nonqualified options and restricted and performance shares is fixed by the

      Compensation Committee. The options granted become exercisable as determined by the Compensation Committee and expire no later than 10 years after the date of grant. During 1994 and 1990, the stockholders of the Company approved the adoption of the Company's 1994 Key Employee Stock Incentive Plan and 1990 Stock Option Plan, respectively, which provided for the grant to key employees of incentive and nonqualified options to purchase shares of common stock of the Company.

      Option transactions for the years 1997, 1998 and 1999 are as follows:

                                                               Shares               Price Per Share
--------------------------------------------------------- ----------------- --------------------------------
Options outstanding at December 31, 1996                       225,750        $    6.75    --    17.00
     Granted in 1997                                           113,200        $   13.25    --    14.88
     Expired in 1997                                           (41,100)       $   11.67    --    15.17
     Exercised in 1997                                         (33,850)       $    6.75    --    15.17
--------------------------------------------------------- ----------------- --------------------------------
Options outstanding at December 31, 1997                       264,000        $    9.92    --    17.00
     Granted in 1998                                           422,100        $    6.88    --    13.25
     Expired in 1998                                           (21,800)       $   12.25    --    13.25
     Exercised in 1998                                              --        $    0.00    --     0.00
--------------------------------------------------------- ----------------- --------------------------------
Options outstanding at December 31, 1998                       664,300        $    6.88    --    17.00
     Granted in 1999                                            99,000        $    7.63    --     7.63
     Expired in 1999                                          (271,750)       $    6.88    --    17.00
     Exercised in 1999                                              --        $    0.00    --     0.00
--------------------------------------------------------- ----------------- --------------------------------
Options outstanding at December 31, 1999                       491,550        $    6.88    --    15.17
--------------------------------------------------------- ----------------- --------------------------------

      As of December 31, 1999, options for 274,550 of the above-listed shares were exercisable and there remained 367,884 shares for which options may be granted in the future under the 1997 Stock Incentive Plan.

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

      Pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997:

                                        1999         1998           1997
------------------------------------------------------------------------------
Risk-free interest rate                 4.9%          5.3%          6.7%
Dividend yield                          0.0%          0.0%          0.0%
Volatility factor                      30.0%         28.0%         25.0%
Weighted average expected life       7 years       7 years       7 years
------------------------------------------------------------------------------

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and earnings per basic share were as follows:

                                             1999        1998        1997
--------------------------------------------------------------------------------
Net income - as reported                    $2,293      $2,140     $17,170
Net income - pro forma                      $1,839      $1,487     $17,020
Earnings per basic share - as reported      $ 0.88      $ 0.67     $  5.33
Earnings per basic share - pro forma        $ 0.71      $ 0.46     $  5.28
Weighted average fair value of options
     granted during the year                $ 3.29      $ 4.64     $  6.10
--------------------------------------------------------------------------------

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the model used for the above disclosure does not necessarily provide a reliable single measure of the fair value of its employee stock options.

(9)   Retained Earnings

      The following is a recap of changes in consolidated retained earnings for the years ended December 31, 1999, 1998 and 1997:

                                                                      1999             1998             1997
                                                                                (In thousands)
------------------------------------------------------------- ----------------------------------------------------
Balance, beginning of year                                      $   46,821        $   44,681       $   29,451
Add:  Net income for the year                                        2,293             2,140           17,170
Deduct:  Cash dividends, $0.60 per share in
           1997                                                         --                --           (1,940)
------------------------------------------------------------- ----------------- ---------------- -----------------
Balance, end of year                                            $   49,114        $   46,821       $   44,681
------------------------------------------------------------- ----------------- ---------------- -----------------

(10)  Revenues From Major Customers

      In 1999, approximately $8.3 million (16.6 percent) of the Company's operating revenues were attributable to one customer.

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

      The Company operates in one reportable industry segment: designing, developing, manufacturing and marketing products for the medical and healthcare industry with no foreign operating subsidiaries. The Company recorded incidental revenues from its oxygen pipeline, which totaled $947,000 in each of the years 1999, 1998 and 1997. Pipeline net assets totaled $2,260,000 at December 31, 1999. Company revenues from sales outside the United States totaled approximately 22 percent, 22 percent and 21 percent of the Company's total revenues in 1999, 1998 and 1997, respectively. No Company assets are located outside the United States.

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

      SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," was implemented by the Company effective January 1, 1998. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. This revision requires additional information on changes in the benefit obligations and the fair value of plan assets.

      The changes in the plan's projected benefit obligation ("PBO") as of December 31, 1999 and 1998 are as follows (in thousands):

                                             1999                 1998
                                      ---------------     ----------------
Change in Benefit Obligation

Benefit obligation, January 1            $   3,297            $   2,806
Service cost                                   315                  297
Interest cost                                  226                  235
Plan amendments                                --                   175
Actuarial loss                                 255                   90
Benefits paid                                 (664)                (306)
----------------------------------------------------- --- ----------------
Benefit obligation, December 31          $   3,429            $   3,297
----------------------------------------------------- --- ----------------

      The changes in the fair value of plan assets, funded status of the plan and the status of the prepaid pension benefit recognized, which is included in the Company's balance sheets as of December 31, 1999 and 1998, are as follows (in thousands):

                                                   1999              1998
                                          ------------------ ------------------
Change in Plan Assets

Fair value of plan assets, January 1         $    5,696        $    5,499
Actual return on plan assets                        840               503
Benefits paid                                      (664)             (306)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Fair value of plan assets, December 31       $    5,872        $    5,696
------------------------------------------------------------------------------

Funded status of plan                        $    2,443        $    2,399
Unrecognized actuarial gain                      (1,046)             (888)
Unrecognized prior service cost                      96               102
Unrecognized net transition obligation             (263)             (307)
------------------------------------------------------------------------------
Net amount recognized                        $    1,230        $    1,306
------------------------------------------------------------------------------

      The components of net periodic pension benefit cost (income) for 1999, 1998 and 1997 were as follows (in thousands):

                                           1999          1998         1997
                                     -------------  ------------  ------------
Components of Net Periodic
     Benefit Cost

Service cost                           $    315     $    297     $    124
Interest cost                               226          235          248
Expected return on assets                  (421)        (430)        (423)
Prior service cost amortization               6            6            1
Actuarial (gain) loss                        (7)         (17)          --
Transition amount amortization              (43)         (49)         (55)
Curtailment gain                             --           --         (663)
Settlement gain                              --           --         (144)
------------------------------------------------------------------------------
Net periodic benefit cost (income)     $     76     $     42     $   (912)
------------------------------------------------------------------------------

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

      Actuarial assumptions used to determine the values of the PBO at December 31, 1999 and 1998 and the benefits cost for 1999, 1998 and 1997 included a discount rate of 7.75 percent for 1999 and a discount rate of 7.25 percent for 1998 and 1997, and an estimated long-term rate of return on plan assets of 8 percent and an estimated weighted average rate of compensation increase of 6 percent in all periods. As of December 31, 1999, the plan's assets were invested in mutual funds as follows: equity, 76 percent; fixed income, 22 percent; and money market, 2 percent.

      Effective  July 1, 1992, the Company  adopted a nonqualified  Supplemental
      Executive Retirement Plan ("SERP") which provides additional pension benefits to certain executive officers of the Company. The Company recognized income of $4,000 in connection with the SERP in 1998 and recorded expense of $100,000 in 1997. The SERP was terminated December 31, 1998.

      The Company also sponsors defined contribution plans for all employees. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plans. The Company's contribution under these plans was $250,000 in 1999, $264,000 in 1998 and $352,000 in 1997. Included in these amounts are contributions to the Company's Supplemental Executive Thrift Plan, which was terminated December 31, 1998.

      The Company previously provided certain postretirement health care and life insurance benefits to full-time employees of its natural gas operations. After the disposal of the natural gas operations in 1997, the Company no longer has any obligations for such postretirement benefits.

(13)  Commitments and Contingencies

      The Company is subject to legal proceedings and third-party claims which arise in the ordinary course of business. In the opinion of management, the amount of potential liability with respect to these actions will not materially affect the Company's financial position or results of operations.

      In May 1996, Halkey-Roberts Corporation ("Halkey-Roberts") began leasing the land, building and building improvements in St. Petersburg, Florida, which serve as Halkey-Roberts' headquarters and manufacturing facility, under a 10-year lease. The lease provides for monthly payments, including certain lease payment escalators, and provides for certain termination, sublease and assignment rights. The Company has guaranteed Halkey-Roberts' payment and performance obligations under the lease. The lease is being accounted for as an operating lease, and the rental expense for the years ended December 31, 1999, 1998 and 1997 was $351,000, $342,000 and $332,000
      respectively. Future minimum rental commitments under this lease are $337,000, $347,000 and $137,000, respectively, over each of the next three years.

(14)  Quarterly Financial Data (Unaudited)

      Quarterly financial data for 1999 and 1998 are as follows:

        Quarter                Operating              Operating                                Earnings Per Basic
         Ended                  Revenue                Income               Net Income               Share
------------------------ ---------------------- ---------------------- ---------------------- ---------------------
                                     (In thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------
          03/31/99            $    11,581             $     607             $      393              $   0.13
          06/30/99                 12,737                   914                    785                  0.30
          09/30/99                 13,441                   947                    654                  0.26
          12/31/99                 12,158                   648                    461                  0.19
------------------------ ---------------------- ---------------------- ---------------------- ---------------------

          03/31/98            $    10,162             $     579             $      498              $   0.15
          06/30/98                 11,375                   706                    537                  0.17
          09/30/98                 11,570                   217                    226                  0.07
          12/31/98                 10,290                    77                    879                  0.28
------------------------ ---------------------- ---------------------- ---------------------- ---------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information for this item relating to directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2000 annual meeting of stockholders.

Executive Officers

The information for this item relating to executive officers of the Company is set forth on pages 10 through 11 of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Company's definitive proxy statement for its 2000 annual meeting of stockholders.

ITEM 11.      EXECUTIVE COMPENSATION

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2000 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2000 annual meeting of stockholders.

Security Ownership of Management

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2000 annual meeting of stockholders.

Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change in control of the Company.

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

 3.      Exhibits: (Numbered in accordance with Item 601 of Regulation S-K)
         The exhibits listed below are filed as part of this 1999 Form 10-K Report. Those exhibits previously filed and incorporated herein by reference are identified by a note reference to the previous filing.

(b)      Reports on Form 8-K:
         None


Exhibit
Numbers                    Description

  2a Asset Purchase Agreement, dated March 19, 1997, between Atrion Corporation and Midcoast Energy Resources, Inc.(1)
  2b Asset Purchase Agreement, dated as of December 29, 1997, by and among Quest Medical, Inc., QMI Acquisition Corp. and
         Atrion Corporation(2)
  3a Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(3)
  3b     Bylaws of Atrion Corporation (4)
  4a Rights Agreement, dated as of February 1, 1990, between AlaTenn Resources, Inc. and American Stock Transfer & Trust Company which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B(5)

  4b     Second Amendment to Rights Agreement(6)
  10a*   1990 Stock Option Plan(7)
  10b*   Form of Incentive Stock Option Agreement(8)
  10c*   1994 Key Employee Stock Incentive Plan(9)
  10d*   Form of Incentive Stock Option Agreement(10)
  10e*   Atrion Corporation 1997 Stock Incentive Plan(11)
  10f*   Atrion Corporation 1998 Outside Directors Stock Option Plan(12)
  10g*   Form of Stock Option Agreement(13)
  10h* Atrion Corporation Incentive Compensation Plan for Chief Executive Officer(14)
  10i* Atrion Corporation Incentive Compensation Plan for Chief Financial Officer(15)
  10j    Option Agreement for the purchase and sale of real property(16)
  21     Subsidiaries of Atrion Corporation as of December 31, 1999
  23     Consent of Arthur Andersen LLP

  27     Financial Data Schedules (filed electronically only)

Notes

  (1) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997.

  (2) Incorporated by reference to Exhibit 2 to the Form 8-K of Atrion Corporation dated February 17, 1998.

  (3) Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.

  (4) Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Company dated January 10, 1997.

  (5) Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A of AlaTenn Resources, Inc. dated February 15, 1990.

  (6)   Filed herewith

  (7) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 6, 1990.

  (8) Incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-8 of AlaTenn Resources, Inc., filed May 17, 1991 (File No. 33-40639).

  (9) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated March 28, 1994.

  (10) Incorporated by reference to Exhibit 4(d) to the Form S-8 of AlaTenn Resources, Inc., filed July 26, 1995 (File No. 33-61309).

  (11) Incorporated by reference to Exhibit 10(j) to Form 10-K of Atrion Corporation dated March 31, 1998.

  (12) Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).

  (13) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).

  (14) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated November 15, 1999.

  (15)  Incorporated   by  reference  to  Exhibit 10b to  Form  10-Q  of  Atrion
        Corporation dated November 15, 1999.

  (16)  Filed herewith

* Management Contract or Compensatory Plan or Arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Atrion Corporation


                                       By: /s/Emile A. Battat
                                           ------------------------
                                       Emile A. Battat
                                       Chairman,
                                       President and Chief
                                       Executive Officer

Dated: March 29, 2000

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

                Signature                                  Title                                  Date
                ---------                                  -----                                  ----
 /s/Emile A. Battat                Chairman, President and Chief Executive                   March 29, 2000
 ---------------------------------
 Emile A. Battat                   Officer (Principal Executive Officer)



 /s/Jeffery Strickland             Vice President, Chief Financial Officer and               March 29, 2000
 ---------------------------------
 Jeffery Strickland                Secretary-Treasurer (Principal Financial
                                   and Accounting Officer)



 /s/Richard O. Jacobson                        Director                                      March 29, 2000
 ---------------------------------
 Richard O. Jacobson

 /s/John H. P. Maley                           Director                                      March 29, 2000
 ---------------------------------
 John H. P. Maley

                Signature                                  Title                                  Date


 /s/Jerome J. McGrath                          Director                                      March 29, 2000
 ---------------------------------
 Jerome J. McGrath

 /s/Hugh J. Morgan, Jr.                        Director                                      March 29, 2000
 ---------------------------------
 Hugh J. Morgan, Jr.



 /s/Roger F. Stebbing                          Director                                      March 29, 2000
 ---------------------------------
 Roger F. Stebbing

 /s/John P. Stupp, Jr.                         Director                                      March 29, 2000
 ---------------------------------
 John P. Stupp, Jr.

                                  EXHIBIT INDEX

Exhibit

Numbers                                          Description                Page

  2a Asset Purchase Agreement, dated March 19, 1997, between Atrion Corporation and Midcoast Energy Resources, Inc.(1)
  2b Asset Purchase Agreement, dated as of December 29, 1997, by and among Quest Medical, Inc., QMI Acquisition Corp. and
         Atrion Corporation(2)
  3a     Certificate of Incorporation of Atrion Corporation, dated
         December 30, 1996(3)
  3b     Bylaws of Atrion Corporation (4)
  4a Rights Agreement, dated as of February 1, 1990, between AlaTenn Resources, Inc. and American Stock Transfer & Trust Company which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B(5)

  4b     Second Amendment to Rights Agreement(6)                             44
  10a*   1990 Stock Option Plan(7)
  10b*   Form of Incentive Stock Option Agreement(8)
  10c*   1994 Key Employee Stock Incentive Plan(9)
  10d*   Form of Incentive Stock Option Agreement(10)
  10e*   Atrion Corporation 1997 Stock Incentive Plan(11)
  10f*   Atrion Corporation 1998 Outside Directors Stock Option Plan(12)
  10g*   Form of Stock Option Agreement(13)
  10h* Atrion Corporation Incentive Compensation Plan for Chief Executive Officer(14)
  10i* Atrion Corporation Incentive Compensation Plan for Chief Financial Officer(15)
  10j    Option Agreement for the purchase and sale of real property(16)      45
  21     Subsidiaries of Atrion Corporation as of December 31, 1998           52
  23     Consent of Arthur Andersen LLP                                       53
  27     Financial Data Schedules (filed electronically only)

Notes

  (1) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997. (

  (2) Incorporated by reference to Exhibit 2 to the Form 8-K of Atrion Corporation dated February 17, 1998.

  (3) Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.

  (4) Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Company dated January 10, 1997.

  (5) Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A of AlaTenn Resources, Inc. dated February 15, 1990. (6) Filed herewith

  (7) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 6, 1990.

  (8) Incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-8 of AlaTenn Resources, Inc., filed May 17, 1991 (File No. 33-40639).

  (9) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated March 28, 1994.

  (10) Incorporated by reference to Exhibit 4(d) to the Form S-8 of AlaTenn Resources, Inc., filed July 26, 1995 (File No. 33-61309).

  (11) Incorporated by reference to Exhibit 10(j) to Form 10-K of Atrion Corporation dated March 31, 1998.

  (12) Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).

  (13) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).

  (14) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated November 15, 1999.

  (15) Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated November 15, 1999.

  (16)  Filed herewith

*  Management Contract or Compensatory Plan or Arrangement