Form 10-Q
period 2000-03-31
ATRION CORP
filed 2000-05-12
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2000             COMMISSION FILE NUMBER 0-10763


                               ATRION CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                            63-0821819
------------------------------                         -------------------------
(State or Other Jurisdiction                               (I.R.S. Employer
     of Incorporation or                                  Identification No.)
        Organization)

                    ONE ALLENTOWN PARKWAY, ALLEN, TEXAS 75002
                    -----------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (972) 390-9800
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES     [X]                          NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             NUMBER OF SHARES OUTSTANDING AT
           TITLE OF EACH CLASS                         MAY 5, 2000
-------------------------------------------  ---------------------------------
  COMMON STOCK, PAR VALUE $0.10 PER SHARE               2,035,593

                       ATRION CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                               2

     ITEM 1. Financial Statements

                Consolidated Statements of Income (Unaudited)
                   For the Three Months Ended
                   March 31, 2000 and 1999                                   3


                Consolidated Balance Sheets (Unaudited)
                   March 31, 2000 and December 31, 1999                    4-5


                Consolidated Statements of Cash Flows (Unaudited)
                   For the Three Months Ended
                   March 31, 2000 and 1999                                   6


                Notes to Consolidated Financial Statements (Unaudited)       7

     ITEM 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                    8

PART II. OTHER INFORMATION                                                  10

     ITEM 6. Exhibits and Reports on
               Form 8-K                                                     10

SIGNATURES                                                                  11

EXHIBIT INDEX                                                               12

                                     PART I

                              FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                               ------------------------
                                                  2000        1999
                                               ------------------------
                                         (In thousands, except per share data)

Revenues                                        $  12,985   $  11,580
Cost of goods sold                                  8,005       6,956
                                                ---------   ---------
Gross profit                                        4,980       4,624
                                                ---------   ---------

Operating expenses:
  Selling expense                                   1,932       1,666
  General and administrative                        1,642       1,652
  Research and development                            542         700
                                                ---------   ---------
                                                    4,116       4,018
                                                ---------   ---------

Operating income                                      864         606
                                                ---------   ---------

Other income:
  Interest (expense) income, net                     (138)          6
  Other income                                          3          11
                                                ---------   ---------
                                                     (135)         17
                                                ---------   ---------

Income before provision for income taxes              729         623
Provision for income taxes                            197         229
                                                ---------   ---------


Net income                                      $     532   $     394
                                                =========   =========

Earnings per basic share                        $    0.25   $    0.13
                                                =========   =========

Weighted average basic shares
  outstanding                                       2,099       2,920
                                                =========   =========

Earnings per diluted share                      $    0.24   $    0.13
                                                =========   =========

Weighted average diluted shares
  outstanding                                       2,177       2,944
                                                =========   =========

The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       MARCH 31,        DECEMBER 31,
ASSETS                                                   2000               1999
------                                              ---------------    --------------
                                                              (In thousands)
Current assets:
  Cash and cash equivalents                            $     419          $      70
  Accounts receivable                                      9,393              8,522
  Inventories                                             10,102              9,106
  Prepaid expenses and other                               1,061              1,004
                                                       ---------          ---------
                                                          20,975             18,702
                                                       ---------          ---------

Property, plant and equipment:
  Original cost                                           35,313             34,417
  Less accumulated depreciation and amortization           8,815              7,999
                                                       ---------          ---------
                                                          26,498             26,418
                                                       ---------          ---------

Deferred charges:
  Patents                                                  3,240              3,316
  Goodwill                                                13,242             13,393
  Other                                                    2,883              2,811
                                                       ---------          ---------
                                                          19,365             19,520
                                                       ---------          ---------

                                                       $  66,838          $  64,640
                                                       =========          =========

                                                                (Continued)

The accompanying notes are an integral part of these Balance Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       MARCH 31,         DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2000                1999
------------------------------------                ---------------     --------------
                                                              (In thousands)
Current liabilities:
  Accounts payable                                     $   3,190          $   2,142
  Accrued liabilities                                      1,882              1,815
                                                       ---------          ---------
                                                           5,072              3,957
                                                       ---------          ---------

Long-term debt                                            10,887             10,417
                                                       ---------          ---------

Other noncurrent liabilities                               7,752              7,693
                                                       ---------          ---------

Stockholders' equity:
  Common shares, par value $0.10 per share;
    authorized 10,000,000 shares,
    issued 3,419,953 shares                                  342                342
  Paid-in capital                                          6,403              6,403
  Retained earnings                                       49,646             49,114
  Treasury shares, at cost                               (13,264)           (13,286)
                                                       ---------          ---------
     Total stockholders' equity                           43,127             42,573
                                                       ---------          ---------


                                                       $  66,838          $  64,640
                                                       =========          =========


The accompanying notes are an integral part of these Balance Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                   -------------------------------
                                                        2000              1999
                                                   --------------    -------------
                                                            (In thousands)
Cash flows from operating activities:
  Net income                                         $    532          $    394
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                      1,042               927
     Deferred income taxes                                 51                66
     Other                                                (65)             (252)
                                                     --------          --------
                                                        1,560             1,135

     Change in current assets and liabilities:
        Increase in accounts receivable                  (871)             (485)
        Increase in other current assets               (1,053)           (1,081)
        Increase in accounts payable                    1,048             1,384
        Increase (decrease) in other current
          liabilities                                      67               (88)
                                                     --------          --------

                                                          751               865
                                                     --------          --------

Cash flows from investing activities:
  Property, plant and equipment additions                (895)           (7,224)
                                                     --------          --------
                                                         (895)           (7,224)
                                                     --------          --------

Cash flows from financing activities:
  Increase in long-term indebtedness                      470             1,967
  Issuance of common stock                                 23                --
  Repurchase of common stock                               --            (1,062)
                                                     --------          --------
                                                          493               905
                                                     --------          --------

Net change in cash and cash equivalents                   349            (5,454)
Cash and cash equivalents at beginning of period           70             5,635
                                                     --------          --------
Cash and cash equivalents at end of period           $    419          $    181
                                                     ========          ========



Cash paid for:
  Interest (net of capitalization amounts)           $    175          $      1
  Income taxes (net of refunds)                      $    129          $     42

The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   BASIS OF PRESENTATION

      In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation (the "Company"). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-K.

                       ATRION CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000

      The Company's consolidated net income for the quarter ended March 31, 2000 was $532,000, or $.25 per basic and $.24 per diluted share, compared with $394,000, or $.13 per basic and diluted share, for the first quarter of 1999. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,099,274 in 2000 and 2,920,055 in 1999. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,176,735 in 2000 and 2,943,766 in 1999.

      Consolidated revenues of $13.0 million for the first quarter of 2000 were $1.4 million or 12% higher than revenues for the first quarter of 1999. The increase in revenues in the first quarter of 2000 was primarily a result of improved revenues at all operations.

      Gross profit of $5.0 million in the first quarter of 2000 was $356,000 or 8 percent higher than in the comparable 1999 period. The previously mentioned increase in revenues and improved manufacturing efficiencies offset by a slightly less profitable product mix were the primary contributors to this increase.

      The Company's first quarter 2000 operating expenses of $4.1 million were $98,000 higher than the operating expenses for the first quarter of 1999. This slight increase in operating expenses for the three months ended March 31, 2000, was the result of increased selling expenses offset by lower research and development costs and reductions in certain corporate expenses. Operating income in the first quarter of 2000 was $864,000 or 42% higher than the operating income in the first quarter of 1999.

      Net interest expense for the first quarter of 2000 was $138,000 compared to net interest income of $6,000 for the same period in the prior year. This change is primarily attributable to the Company's use of cash and cash equivalents in February 1999 to fund the purchase of its Allen, Texas facility and borrowings by the Company to fund its repurchases of outstanding common stock of the Company during 1999.

      Income tax expense for the first quarter of 2000 was $197,000 compared to income tax expense of $229,000 for the same period in the prior year. An increase in our foreign sales corporation benefit and an expected increase in the Company's research and development tax credit resulted in a lower effective tax rate for the first quarter of 2000 compared with the same period in 1999.

      The Company believes that revenues, cost of goods sold, gross profit, operating income from continuing operations, and earnings per share from continuing operations for the nine months ending December 31, 2000, will be higher than comparable 1999 period amounts.

      LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, the Company had cash and cash equivalents of $418,000 compared with $70,000 at December 31, 1999. The increase in cash and cash equivalents from December 31, 1999 to March 31, 2000 was primarily attributable to the Company's operational results. The Company had $10.9 million of long-tem debt, borrowed under its $18.5 million revolving loan facility, at March 31, 2000 compared with $10.4 million of long-term debt at December 31, 1999. This increase in long-term debt from December 31, 1999 to March 31, 2000 was primarily attributable to purchases of manufacturing equipment for the Company.

      In April 2000, the Company's Board of Directors authorized a program under which the Company may repurchase up to 200,000 shares of its common stock in open market or negotiated transactions at such times and at such prices as management may from time to time decide. To date, no common stock has been repurchased under this program.

      The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's revolving loan facility and other equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for the foreseeable future.

      IMPACT OF YEAR 2000

      The Company has experienced no significant disruptions in business due to Year 2000 issues and is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third party suppliers. The Company will continue to monitor its information systems, facilities and equipment to ensure that any latent Year 2000 matters that may arise are addressed promptly.

      FORWARD-LOOKING STATEMENTS

      The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding results of operations for the nine months ended December 31, 2000, as well as future liquidity and capital resources and Year 2000 compliance and impact. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, the effects of governmental regulation, the impact of competition and new technologies, slower-than-anticipated introduction of new products or implementation of marketing strategies, implementation of new manufacturing processes or implementation of new information systems, changes in the prices or availability of raw materials, changes in product mix, product recalls, the ability to attract and retain qualified personnel and the loss of any significant customer. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

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

         NONE

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10a      Atrion  Corporation  Amended  and  Restated  Incentive
               Compensation Plan for Chief Financial Officer

               10b      Severance Plan

               Exhibit 27--Financial Data Schedules (filed electronically only)

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                                     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ATRION CORPORATION
                                 ------------------
                                    (Registrant)


      Date:  May 12, 2000                             /s/ EMILE A. BATTAT
                                                      -----------------------
                                                      Emile A. Battat
                                                      Chairman, President and
                                                      Chief Executive Officer



      Date:  May 12, 2000                             /s/ JEFFERY STRICKLAND
                                                      -----------------------
                                                      Jeffery Strickland
                                                      Vice President and
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBERS                            DESCRIPTION                            PAGE

   10a    Atrion Corporation Amended and Restated Incentive
          Compensation Plan for Chief Financial Officer                    13
   10b    Severance Plan                                                   14
   27     Financial Data Schedules (filed electronically only)