Form 10-Q
period 2000-06-30
ATRION CORP
filed 2000-08-10
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2000                COMMISSION FILE NUMBER 0-10763


                               ATRION CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                 DELAWARE                             63-0821819
    -----------------------------------   -----------------------------------
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

                             YES X      NO
                                ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                NUMBER OF SHARES OUTSTANDING AT
           TITLE OF EACH CLASS                            AUGUST 5, 2000
-----------------------------------------       --------------------------------
COMMON STOCK, PAR VALUE $0.10 PER SHARE                    2,035,593

                       ATRION CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                            2

  ITEM 1.     Financial Statements

                   Consolidated Statements of Income (Unaudited)
                       For the Three and Six Months Ended
                       June 30, 2000 and 1999                                  3


                   Consolidated Balance Sheets (Unaudited)
                       June 30, 2000 and December 31, 1999                   4-5


                   Consolidated Statements of Cash Flows (Unaudited)
                       For the Six Months Ended
                       June 30, 2000 and 1999                                  6


                   Notes to Consolidated Financial Statements (Unaudited)      7

  ITEM 2.     Management's Discussion and Analysis of
                Financial Condition and Results of

                Operations                                                     8

PART II.      OTHER INFORMATION

  ITEM 4.     Submission of Matters to a Vote of Security Holders             11

  ITEM 6.     Exhibits and Reports on
                     Form 8-K                                                 12

SIGNATURES                                                                    13

                                     PART I

                              FINANCIAL INFORMATION

                            ATRION CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30                              JUNE 30
                                                       ----------------------------------   ----------------------------------
                                                             2000             1999                2000             1999
                                                     (In thousands, except per share data) (In thousands, except per share data)
                                                       ----------------- ----------------   ----------------- ----------------
Revenues                                                $       13,042    $       12,737     $       26,027    $       24,318
Cost of goods sold                                               7,903             7,527             15,907            14,483
                                                        --------------    --------------     --------------    --------------
Gross profit                                                     5,139             5,210             10,120             9,835
                                                        --------------    --------------     --------------    --------------

Operating expenses:
   Selling expense                                               1,901             1,822              3,833             3,489
   General and administrative                                    1,696             1,796              3,339             3,448
   Research and development                                        498               679              1,040             1,379
                                                        --------------    --------------     --------------    --------------
                                                                 4,095             4,297              8,212             8,316
                                                        --------------    --------------     --------------    --------------

Operating income                                                 1,044               913              1,908             1,519
                                                        --------------    --------------     --------------    --------------

Other income (expense):
   Interest expense, net                                          (185)              (78)              (323)              (72)
   Other (expense) income                                          (15)                -                (12)               10
                                                        --------------    --------------     --------------    --------------
                                                                  (200)              (78)              (335)              (62)
                                                        --------------    --------------     --------------    --------------

Income from continuing operations before
    provision for income taxes                                     844               835              1,573             1,457
Provision for income taxes                                         205               215                402               444
                                                        --------------    --------------     --------------    --------------

Income from continuing operations                                  639               620              1,171             1,013

Gain on disposal of discontinued operations,
    net of income taxes                                             99               165                 99               165
                                                        --------------    --------------     --------------    --------------

Net income                                              $          738    $          785     $        1,270    $        1,178
                                                        ==============    ==============     ==============    ==============

Earnings per basic share:
   Continuing operations                                $        0.31     $        0.24      $        0.57     $        0.37
   Gain on disposal of discontinued operations                   0.05              0.06               0.05              0.06
                                                        -------------     -------------      -------------     -------------
                                                        $        0.36     $        0.30      $        0.62     $        0.43
                                                        =============     =============      =============     =============

Weighted average basic shares outstanding                       2,044             2,582              2,072             2,750
                                                        =============     =============      =============     =============

Earnings per diluted share:
   Continuing operations                                $        0.30     $        0.23      $        0.53     $        0.36
   Gain on disposal of discontinued operations                   0.05              0.06               0.05              0.06
                                                        -------------     -------------      -------------     -------------
                                                        $        0.35     $        0.29      $        0.58     $        0.42
                                                        =============     =============      =============     =============

Weighted average diluted shares outstanding                     2,134             2,640              2,194             2,787
                                                        =============     =============      =============    ==============

The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            JUNE 30,                   DECEMBER 31,
ASSETS                                                        2000                         1999
------                                                ----------------------       ----------------------
Current assets:                                                            (In thousands)
   Cash and cash equivalents                               $           90               $           70
   Accounts receivable                                              8,684                        8,522
   Inventories                                                     10,233                        9,106
   Prepaid expenses and other                                       1,098                        1,004
                                                           --------------               --------------
                                                                   20,105                       18,702
                                                           --------------               --------------

Property, plant and equipment:
   Original cost                                                   35,874                       34,417
   Less accumulated depreciation and amortization                   9,539                        7,999
                                                           --------------               --------------
                                                                   26,335                       26,418
                                                           --------------               --------------

Deferred charges:
   Patents                                                          3,164                        3,316
   Goodwill                                                        13,092                       13,393
   Other                                                            2,820                        2,811
                                                           --------------               --------------
                                                                   19,076                       19,520
                                                           --------------               --------------

                                                           $       65,516               $       64,640
                                                           ==============               ==============

The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                               ATRION CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

                                                                                     JUNE 30,                DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   2000                     1999
------------------------------------                                          ---------------------     ---------------------
Current liabilities:
   Accounts payable and accrued liabilities                                      $        5,085            $        3,957
                                                                                 --------------            --------------
                                                                                          5,085                     3,957
                                                                                 --------------            --------------

Long-term debt, less current maturities                                                  10,047                    10,417
                                                                                 --------------            --------------

Other noncurrent liabilities                                                              7,327                     7,693
                                                                                 --------------            --------------

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000,000 shares, issued 3,419,953 shares                                            342                       342
   Paid-in capital                                                                        6,403                     6,403
   Retained earnings                                                                     50,384                    49,114
   Treasury shares, 1,384,360 shares in 2000 and
   1,322,360 shares in 1999, at cost                                                    (14,072)                  (13,286)
                                                                                 --------------            --------------
       Total stockholders' equity                                                        43,057                    42,573
                                                                                 --------------            --------------

                                                                                 $       65,516            $       64,640
                                                                                 ==============            ==============

The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                               ATRION CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30
                                                             ---------------------------------------------
                                                                    2000                      1999
                                                             -------------------       -------------------
Cash flows from operating activities:
   Net income                                                  $       1,270             $       1,178
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Gain on disposal of discontinued operations                      (99)                     (165)
        Depreciation and amortization                                  1,993                     1,869
        Deferred income taxes                                           (432)                      146
        Other                                                             56                      (235)
                                                               -------------            --------------
                                                                       2,788                     2,793

        Change in current assets and liabilities:

           (Increase) in accounts receivable                            (162)                   (1,367)
           (Increase) in other current assets                         (1,221)                   (1,220)
           Increase in accounts payable                                  661                     1,980
           Increase in other current liabilities                         467                       229
                                                               -------------             -------------
   Net cash provided by continuing operations                          2,533                     2,415
   Net cash provided by discontinued operations                           99                       165
                                                               -------------             -------------
                                                                       2,632                     2,580
                                                               -------------             -------------

Cash flows from investing activities:

  Property, plant and equipment additions                             (1,457)                   (9,523)
                                                               -------------             -------------
                                                                      (1,457)                   (9,523)
                                                               -------------             -------------

Cash flows from financing activities:

  (Decrease) increase in long-term indebtedness                         (370)                    6,022
  Issuance of common stock                                                23                         -
  Repurchase of common stock                                            (808)                   (4,613)
                                                               -------------             -------------
                                                                      (1,155)                    1,409
                                                               -------------             -------------

Net change in cash and cash equivalents                                   20                    (5,534)
Cash and cash equivalents at beginning of period                          70                     5,635
                                                               -------------             -------------
Cash and cash equivalents at end of period                     $          90             $         101
                                                               =============             =============

Cash paid for:
Interest (net of capitalized amounts)                          $         374             $          60
Income taxes (net of refunds)                                  $         162             $         132

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

                       ATRION CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000

         The Company's consolidated net income for the quarter ended June 30, 2000 was $738,000, or $.36 per basic and $.35 per diluted share, compared with $785,000, or $.30 per basic and $.29 per diluted share, for the second quarter of 1999. Income from continuing operations for the second quarter of 2000 was $639,000, or $.31 per basic and $.30 per diluted share, compared with $620,000, or $.24 per basic and $.23 per diluted share, for the second quarter of 1999. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,043,780 in 2000 and 2,582,342 in 1999. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,133,642 in 2000 and 2,639,815 in 1999.

         Consolidated revenues of $13.0 million for the second quarter of 2000 were $.3 million or 2 percent higher than revenues for the second quarter of 1999. Gross profit of $5.1 million in the second quarter of 2000 was $71,000 or 1 percent lower than that in the comparable 1999 period. The Company's gross profit for the second quarter of 2000 was 39 percent of sales, which was lower than the gross profit percentage for the same period in 1999 of 41 percent of sales. The lower gross profit percentage in 2000 is primarily the result of product mix and manufacturing inefficiencies at certain of the Company's operations.

         The Company's second quarter 2000 operating expenses of $4.1 million were $202,000 lower than the operating expenses for the second quarter of 1999. General and administrative (G&A) expenses for the second quarter of 2000 were $100,000 lower than G&A expenses for the same period in 1999 primarily as a result of lower spending on outside services. Research and development (R&D) expenses were $181,000 lower for the three months ended June 30, 2000 as compared with the same 1999 period. This reduction is primarily the result of decreased costs associated with the development of the Company's MPS during the current-year period. Selling expenses for the three months ended June 30, 2000 were $78,000 higher than in the comparable 1999 period. Operating income in the second quarter of 2000 totaled $1,044,000 compared with $913,000 in the second quarter of 1999.

         Net interest expense for the second quarter of 2000 was $185,000 compared with net interest expense of $78,000 for the same period in 1999. This change is primarily attributable to additional borrowings under the Company's revolving credit facility to fund its repurchases of outstanding common stock of the Company during 1999 and 2000.

         Under the terms of the Company's sale of its natural gas operations in 1997, certain annual contingent payments of up to $250,000 per year may be paid to the Company over an eight-year period that began in 1999. Pursuant to such arrangement, the Company received payments of $250,000 each in the second quarters of 2000 and 1999. During the three months ended June 30, 2000, the Company recorded a write-down of $100,000 related to certain natural gas properties held for sale. After taking that write-down into account, the Company recorded a gain on the disposal of discontinued operations of $99,000 after tax, or $.05 per basic and diluted share, for the three months ended June 30, 2000 compared with a gain of $165,000 after tax, or $.06 per basic and diluted share, for the three months ended June 30, 1999.

         The Company anticipates that earnings per share from continuing operations for the third and fourth quarters of 2000 will exceed the comparable 1999 periods. The Company also believes that 2000 earnings per share from continuing operations will exceed the 1999 level by at least 25%.

         RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000

         The Company's consolidated net income for the six-month period ended June 30, 2000 was $1.3 million, or $.62 per basic and $.58 per diluted share, compared with $1.2 million, or $.43 per basic and $.42 per diluted share, for the first six months of 1999. Income from continuing operations for the first six months of 2000 was $1.2 million, or $.57 per basic and $.53 per diluted share, compared with $1.0 million, or $.37 per basic and $.36 per diluted share. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,071,527 in 2000 and 2,750,266 in 1999. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,194,493 in 2000 and 2,787,270 in 1999.

         Consolidated revenues of $26.0 million for the six months ended June 30, 2000 were $1.7 million or 7 percent higher than revenues for the six months ended June 30, 1999. Gross profit of $10.1 million for the first six months of 2000 was $285,000 or 3 percent higher than that in the comparable period of 1999. The Company's gross profit for the six months ended June 30, 2000 was 39 percent of sales, which was lower than the gross profit percentage for the same period in 1999 of 40 percent of sales. The lower gross profit percentage in 2000 is primarily related to manufacturing inefficiencies at certain of the Company's operations.

         The Company's operating expenses of $8.2 million for the first six months of 2000 were $104,000 lower than operating expenses for the first six months of 1999. G&A expenses for the first six months of 2000 were $109,000 lower than G&A expenses for the same period in 1999. R&D expenses were $339,000 lower for the six months ended June 30, 2000 as compared with the same 1999 period primarily as a the result of decreased costs associated with the development of the Company's MPS during the current period. Selling expenses for the six months ended June 30, 2000 were $344,000 higher than the comparable 1999 period. This increase is primarily attributable to the expansion of marketing efforts associated with the Company's MPS product line. Operating income in the six months ended June 30, 2000 totaled $1.9 million compared with $1.5 million in the same period of 1999.

         Net interest expense for the six months ended June 30, 2000 was $323,000 compared with net interest expense of $72,000 for the same period in 1999. This change is primarily attributable to additional borrowings under the Company's revolving credit facility to fund its repurchases of outstanding common stock of the Company. Increases in benefits from the Company's foreign sales corporation and tax credits attributable to the Company's research and development activities resulted in a lower effective income tax rate, and contributed to improved earnings, in the first six months of 2000 as compared to the six months ended June 30,1999.

         As discussed above, the Company recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas operations of $99,000 after tax, or $.05 per basic and diluted share, for the six months ended June 30, 2000 compared with a gain of $165,000 after tax, or $.06 per basic and diluted share, for the six months ended June 30, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had cash and cash equivalents of $90,000 compared with $70,000 at December 31, 1999. The Company had long-tem debt of $10.1 million under its $18.5 million revolving credit facility at June 30, 2000 compared with long-term debt of $10.4 million at December 31, 1999. This reduction in long-term debt from December 31, 1999 to June 30, 2000 was primarily funded by net cash from operating activities remaining after capital expenditures and repurchases of outstanding common stock of the Company.

         In April 2000, the Company's Board of Directors authorized a program under which the Company may repurchase up to 200,000 shares of its common stock in open market or negotiated transactions at such times and at such prices as management may from time to time decide.

         The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's revolving credit facility and other equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for at least the foreseeable future.

         FORWARD-LOOKING STATEMENTS

         The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding earnings per share from continuing operations for the third and fourth quarters of 2000 and for the year 2000, as well as future liquidity and capital resources. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, market acceptance of the Company's products, the effects of governmental regulation, the impact of competition and new technologies, slower-than-anticipated introduction of new products or implementation of marketing strategies, changes in the prices or availability of raw materials, changes in product mix, product recalls, the ability to attract and retain qualified personnel and the loss of any significant customer. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

                                     PART II

                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company held its 2000 Annual Meeting of Stockholders on April 25, 2000 at its offices in Allen, Texas. At such meeting, the Company's stockholders ratified the Board of Director's appointment of Arthur Andersen LLP as independent accountants with 1,633,657 shares voted for ratification, 11,771 voted against and 4,910 abstentions. The voting with respect to the nominees for election as directors was as follows:

             NOMINEE                VOTES FOR             VOTES WITHHELD
             -------                ---------             --------------
        Richard O. Jacobson         1,613,507                 36,831
        Jerome J. McGrath           1,612,907                 37,431
        Hugh J. Morgan, Jr.         1,613,507                 36,831

              The terms of the following directors continued after the meeting:
              Roger F. Stebbing, John P. Stupp, Jr., Emile A. Battat and John
              H. P. Maley.


ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

                     27    Financial Data Schedules (filed electronically only)

              (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ATRION CORPORATION
                               ------------------
                                  (Registrant)


         Date:  August 10, 2000                          /S/ EMILE A. BATTAT
                                                         -------------------
                                                         Emile A. Battat
                                                         Chairman, President and
                                                         Chief Executive Officer



         Date:  August 10, 2000                          /S/ JEFFERY STRICKLAND
                                                         ----------------------
                                                         Jeffery Strickland
                                                         Vice President and
                                                         Chief Financial Officer