Form 10-Q
period 2000-09-30
ATRION CORP
filed 2000-11-13
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2000          COMMISSION FILE NUMBER 0-10763


                               ATRION CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                                   63-0821819
--------------------------------------      ------------------------------------
    State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

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

          YES         X                               NO
                  --------                                 ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               NUMBER OF SHARES OUTSTANDING AT
           TITLE OF EACH CLASS                        NOVEMBER 5, 2000
---------------------------------------        --------------------------------
COMMON STOCK, PAR VALUE $0.10 PER SHARE                  2,020,593

                       ATRION CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                               2

    ITEM 1.  Financial Statements

                  Consolidated Statements of Income (Unaudited)
                      For the Three and Nine Months Ended
                      September 30, 2000 and 1999                              3


                  Consolidated Balance Sheets
                      September 30, 2000 (Unaudited) and December 31, 1999   4-5


                  Consolidated Statements of Cash Flows (Unaudited)
                      For the Nine Months Ended
                      September 30, 2000 and 1999                              6


                  Notes to Consolidated Financial Statements (Unaudited)       7

    ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                      8

PART II.   OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on
                  Form 8-K                                                    11

SIGNATURES                                                                    12

                                     PART I


                              FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30                       SEPTEMBER 30
                                                     -------------------------------------- -------------------------------------
                                                               2000             1999              2000             1999
                                                      (In thousands, except per share data) (In thousands, except per share data)
                                                     --------------------- ---------------- ----------------- -------------------

Revenues                                                $       12,459    $       13,441   $       38,487    $       37,759
Cost of goods sold                                               7,695             8,180           23,603            22,662
                                                        --------------    --------------   --------------    --------------
Gross profit                                                     4,764             5,261           14,884            15,097
                                                        --------------    --------------   --------------    --------------

Operating expenses:
   Selling expense                                               1,649             1,650            5,482             5,139
   General and administrative                                    1,546             2,035            4,885             5,483
   Research and development                                        513               629            1,553             2,007
                                                        --------------    --------------   --------------    --------------
                                                                 3,708             4,314           11,920            12,629
                                                        --------------    --------------   --------------    --------------

Operating income                                                 1,056               947            2,964             2,468
                                                        --------------    --------------   --------------    --------------

Other income (expense):
   Interest expense, net                                          (173)              (75)            (496)             (147)
   Other income (expense)                                            2                 -              (10)               10
                                                        --------------    --------------   --------------    --------------
                                                                  (171)              (75)            (506)             (137)
                                                        --------------    --------------   --------------    --------------

Income from continuing operations before
    provision for income taxes                                     885               872            2,458             2,331
Provision for income taxes                                         187               218              589               663
                                                        --------------    --------------   --------------    --------------

Income from continuing operations                                  698               654            1,869             1,668

Gain on disposal of discontinued operations,
    net of income taxes                                             30                 -              129               165
                                                        --------------    --------------   --------------    --------------

Net income                                              $          728    $          654   $        1,998    $        1,833
                                                        ==============    ==============   ==============    ==============

Earnings per basic share:
   Continuing operations                                $        0.34     $        0.26    $        0.91     $        0.63
   Gain on disposal of discontinued operations                   0.02                  -            0.06              0.06
                                                        -------------     --------------   -------------     -------------
                                                        $        0.36     $        0.26    $        0.97     $        0.69
                                                        =============     =============    =============     =============

Weighted average basic shares outstanding                        2,033             2,474            2,059             2,657
                                                        ==============    ==============   ==============    ==============

Earnings per diluted share:
   Continuing operations                                $        0.33     $        0.26    $        0.87     $        0.62
   Gain on disposal of discontinued operations                   0.01                  -            0.06              0.06
                                                        -------------     --------------   -------------     -------------
                                                        $        0.34     $        0.26    $        0.93     $        0.68
                                                        =============     =============    =============     =============

Weighted average diluted shares outstanding                      2,128             2,527            2,144             2,697
                                                        ==============    ==============   ==============    ==============

The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 SEPTEMBER 30,                DECEMBER 31,
                                                                                    2000                          1999
ASSETS                                                                           (UNAUDITED)
------                                                                      ----------------------       ----------------------
Current assets:                                                                                (in thousands)
   Cash and cash equivalents                                                     $           85               $           70
   Accounts receivable                                                                    8,980                        8,522
   Inventories                                                                           10,417                        9,106
   Prepaid expenses and other                                                             1,005                        1,004
                                                                                 --------------               --------------
                                                                                         20,487                       18,702
                                                                                 --------------               --------------
Property, plant and equipment:
   Original cost                                                                         36,133                       34,417
   Less accumulated depreciation and amortization                                        10,460                        7,999
                                                                                 --------------               --------------
                                                                                         25,673                       26,418
                                                                                 --------------               --------------
Deferred charges:
   Patents                                                                                3,088                        3,316
   Goodwill                                                                              12,954                       13,393
   Other                                                                                  2,759                        2,811
                                                                                 --------------               --------------
                                                                                         18,801                       19,520
                                                                                 --------------               --------------

                                                                                 $       64,961               $       64,640
                                                                                 ==============               ==============

The accompanying notes are an integral part of these Consolidated Balance
Sheets.
                                                                     (continued)

                      ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 SEPTEMBER 30,              DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2000                      1999
------------------------------------                                             (UNAUDITED
                                                                             ----------------------     --------------------
Current liabilities:
   Accounts payable and accrued liabilities                                      $        5,167             $        3,957
                                                                                 --------------             --------------
                                                                                          5,167                      3,957
                                                                                 --------------             --------------

Long-term debt, less current maturities                                                   8,800                     10,417
                                                                                 --------------             --------------

Other noncurrent liabilities                                                              7,400                      7,693
                                                                                 --------------             --------------

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000,000 shares, issued 3,419,953 shares                                            342                        342
   Paid-in capital                                                                        6,403                      6,403
   Retained earnings                                                                     51,112                     49,114
   Treasury shares, 1,399,360 shares in 2000 and 1,322,360 shares in 1999,
      at cost                                                                           (14,263)                   (13,286)
                                                                                 --------------             --------------
       Total stockholders' equity                                                        43,594                     42,573
                                                                                 --------------             --------------


                                                                                 $       64,961             $       64,640
                                                                                 ==============             ==============


The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                           ---------------------------------------------
                                                                                  2000                      1999
                                                                           -------------------       -------------------
Cash flows from operating activities:
   Net income                                                                $       1,998             $      1,833
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Gain on disposal of discontinued operations                                   (129)                    (165)
        Depreciation and amortization                                                3,128                    2,914
        Deferred income taxes                                                         (396)                     131
        Other                                                                          154                       13
                                                                             -------------             ------------
                                                                                     4,755                    4,726

        Change in current assets and liabilities:
           (Increase) in accounts receivable                                          (458)                  (1,380)
           (Increase) in other current assets                                       (1,312)                    (653)
           Increase in accounts payable                                                488                      619
           Increase in other current liabilities                                       722                      669
                                                                             -------------             ------------
   Net cash provided by continuing operations                                        4,195                    3,981
   Net cash provided by discontinued operations                                        129                      165
                                                                             -------------             ------------
                                                                                     4,324                    4,146
                                                                             -------------             ------------

Cash flows from investing activities:
  Property, plant and equipment additions                                           (1,915)                 (10,714)
  Property, plant and equipment sales                                                  199                        -
                                                                             -------------            -------------
                                                                                    (1,716)                 (10,714)
                                                                             -------------            -------------

Cash flows from financing activities:
  (Decrease) increase in long-term indebtedness                                     (1,617)                   5,778
  Issuance of common stock                                                              23                        -
  Repurchase of common stock                                                          (999)                  (4,614)
                                                                             -------------            -------------
                                                                                    (2,593)                   1,164
                                                                             --------------           -------------

Net change in cash and cash equivalents                                                 15                   (5,404)
Cash and cash equivalents at beginning of period                                        70                    5,635
                                                                             -------------            -------------
Cash and cash equivalents at end of period                                   $          85            $         231
                                                                             =============            =============

Cash paid for:
Interest (net of capitalized amounts)                                        $         566            $         158
Income taxes (net of refunds)                                                $        (382)           $         153


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

                       ATRION CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         The Company's consolidated net income for the quarter ended September 30, 2000 was $728,000, or $.36 per basic and $.34 per diluted share, compared with $654,000, or $.26 per basic and diluted share, for the third quarter of 1999. Income from continuing operations for the third quarter of 2000 was $698,000, or $.34 per basic and $.33 per diluted share, compared with $654,000, or $.26 per basic and diluted share, for the third quarter of 1999. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,033,093 in 2000 and 2,474,029 in 1999. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,127,883 in 2000 and 2,526,722 in 1999.

         Consolidated revenues of $12.4 million for the third quarter of 2000 were $982,000 or 7 percent lower than revenues for the third quarter of 1999. Revenues for the third quarter of 1999 reflect an unusually high level of product shipments to two of the Company's largest OEM customers who were building up their inventory levels of our products at that time. Gross profit of $4.8 million in the third quarter of 2000 was $497,000 or 9 percent lower than that in the comparable 1999 period. The Company's gross profit for the third quarter of 2000 was 38 percent of sales, which was lower than the gross profit percentage for the same period in 1999 of 39 percent of sales. The lower gross profit percentage in the third quarter of 2000 is primarily the result of product mix and manufacturing inefficiencies at certain of the Company's operations.

         The Company's third quarter 2000 operating expenses of $3.7 million were $606,000 lower than the operating expenses for the third quarter of 1999. General and administrative (G&A) expenses for the second quarter of 2000 were $489,000 lower than G&A expenses for the same period in 1999 primarily as a result of lower spending on outside services, compensation and benefit programs. Research and development (R&D) expenses were $116,000 lower for the three months ended September 30, 2000 as compared with the same 1999 period. This reduction is primarily the result of decreased costs associated with the development of the Company's MPS product line during the current-year period. Operating income in the third quarter of 2000 totaled $1,056,000 compared with $947,000 in the third quarter of 1999.

         Net interest expense for the third quarter of 2000 was $173,000 compared with net interest expense of $75,000 for the same period in 1999. This change is primarily attributable to additional borrowings under the Company's revolving credit facility to fund its repurchases of outstanding common stock of the Company during 1999 and 2000.

         The Company recorded a gain of $30,000 after tax, or $.02 per basic and $.01 per diluted share for the third quarter of 2000, on the sale of certain natural gas properties related to discontinued operations. There were no transactions related to discontinued operations during the third quarter of 1999. Increases in benefits from the Company's foreign sales corporation and tax credits attributable to the Company's research and development activities resulted in a lower effective income tax rate, and contributed to improved earnings, in the third quarter of 2000 as compared to the third quarter of 1999.

         The Company anticipates that sales and earnings per share from continuing operations for the fourth quarter of 2000 will exceed the comparable 1999 period. The Company also believes that 2000 earnings per share from continuing operations will exceed the 1999 level by at least 30%.

         RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         The Company's consolidated net income for the nine-month period ended September 30, 2000 was $2.0 million, or $.97 per basic and $.93 per diluted share, compared with $1.8 million, or $.69 per basic and $.68 per diluted share, for the first nine months of 1999. Income from continuing operations for the first nine months of 2000 was $1.9 million, or $.91 per basic and $.87 per diluted share, compared with $1.7 million, or $.63 per basic and $.62 per diluted share, for the comparable period in 1999. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,058,622 in 2000 and 2,657,175 in 1999. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,143,606 in 2000 and 2,697,261 in 1999.

         Consolidated revenues of $38.5 million for the nine months ended September 30, 2000 were $728,000 or 2 percent higher than revenues for the nine months ended September 30, 1999. Gross profit of $14.9 million for the first nine months of 2000 was $212,000 or 1 percent lower than that in the comparable period of 1999. The Company's gross profit for the nine months ended September 30, 2000 was 39 percent of sales, which was lower than the gross profit percentage for the same period in 1999 of 40 percent of sales. The lower gross profit percentage in 2000 is primarily related to manufacturing inefficiencies at certain of the Company's operations.

         The Company's operating expenses of $11.9 million for the first nine months of 2000 were $709,000 lower than operating expenses for the first nine months of 1999. G&A expenses for the first nine months of 2000 were $598,000 lower than G&A expenses for the same period in 1999 primarily as a result of lower spending on outside services, compensation and benefit programs. R&D expenses were $454,000 lower for the nine months ended September 30, 2000 as compared with the same 1999 period primarily as a the result of decreased costs associated with the development of the Company's MPS during the current period. Selling expenses for the nine months ended September 30, 2000 were $343,000 higher than the comparable 1999 period. This increase is primarily attributable to the expansion of marketing efforts associated with the Company's MPS product line. Operating income in the nine months ended September 30, 2000 totaled $3.0 million compared with $2.5 million in the same period of 1999.

         Net interest expense for the nine months ended September 30, 2000 was $496,000 compared with net interest expense of $147,000 for the same period in 1999. This change is primarily attributable to additional borrowings under the Company's revolving credit facility to fund its repurchases of outstanding common stock of the Company. Increases in benefits from the Company's foreign sales corporation and tax credits attributable to the Company's research and development activities resulted in a lower effective income tax rate, and contributed to improved earnings, in the first nine months of 2000 as compared to the nine months ended September 30,1999.

         The Company recorded a gain on the disposal of discontinued operations of $129,000 after tax, or $.06 per basic and diluted share, for the nine months ended September 30, 2000 compared with a gain of $165,000 after tax, or $.06 per basic and diluted share, for the nine months ended September 30, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had cash and cash equivalents of $85,000 compared with $70,000 at December 31, 1999. The Company had long-tem debt of $8.8 million under its $18.5 million revolving credit facility at September 30, 2000 compared with long-term debt of $10.4 million at December 31, 1999. This reduction in long-term debt from December 31, 1999 to September 30, 2000 was primarily funded by net cash from operating activities remaining after capital expenditures and repurchases of outstanding common stock of the Company.

         In April 2000, the Company's Board of Directors authorized a program under which the Company may repurchase up to 200,000 shares of its common stock in open market or negotiated transactions at such times and at such prices as management may from time to time decide. To date, the Company has repurchased 15,000 shares of its common stock under this program.

         The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's revolving credit facility and other equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for at least the foreseeable future.


         FORWARD-LOOKING STATEMENTS

         The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding sales for the fourth quarter of 2000 and earnings per share from continuing operations for the fourth quarter of 2000 and for the year 2000, as well as future liquidity and capital resources. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, market acceptance of the Company's products, the effects of governmental regulation, the impact of competition and new technologies, slower-than-anticipated introduction of new products or implementation of marketing strategies, changes in the prices or availability of raw materials, changes in product mix, product recalls, the ability to attract and retain qualified personnel and the loss of any significant customer. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

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


ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits
                   27     Financial Data Schedules (filed electronically only)

              (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               ATRION CORPORATION
                               ------------------
                                  (Registrant)


         Date:  November 13, 2000           /s/ EMILE A. BATTAT
                                            -----------------------------------
                                            Emile A. Battat
                                            Chairman, President and
                                            Chief Executive Officer



         Date:  November 13, 2000           /s/ JEFFERY STRICKLAND
                                            -----------------------------------
                                            Jeffery Strickland
                                            Vice President and
                                            Chief Financial Officer