Form 10-K
period 2000-12-31
ATRION CORP
filed 2001-04-02
CIK 701288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    Form 10-K

             /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                         Commission File Number 0-10763

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

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                  Name of Each Exchange on Which
          Title of Each Class                                Registered
          -------------------                                ----------
                 NONE                                          NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                                 Title of Class
                                 --------------
                          Common Stock, $.10 Par Value

                             -----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant at March 1, 2001 was $23,630,903 based on the last reported sales price of the common stock on the Nasdaq National Market on such date.

Number of shares of Common Stock outstanding at March 1, 2001: 1,995,493.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2001 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

================================================================================

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                    --------

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
                                                                            ----
PART I.........................................................................1

   ITEM 1.  BUSINESS...........................................................1
   ITEM 2.  PROPERTIES.........................................................9
   ITEM 3.  LEGAL PROCEEDINGS..................................................9
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................9
   EXECUTIVE OFFICERS OF THE COMPANY..........................................10

PART II.......................................................................11

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...............................................11
   ITEM 6.  SELECTED FINANCIAL DATA...........................................12
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............................12
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.......................................................16
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................17
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE............................33

PART III......................................................................34

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................34
   ITEM 11. EXECUTIVE COMPENSATION............................................34
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....34
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................34

PART IV.......................................................................35

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8--K.........................................................35

SIGNATURES....................................................................37

EXHIBIT INDEX.................................................................39

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                     PART I

ITEM 1. BUSINESS

General

Atrion Corporation ("Atrion" or the "Company") is a holding company that primarily designs, develops, manufactures, markets, sells and distributes medical products and components. The Company's current operations are conducted through three medical products subsidiaries, Atrion Medical Products, Inc. ("Atrion Medical Products"), Halkey-Roberts Corporation ("Halkey-Roberts") and Quest Medical, Inc. ("Quest Medical"). The Company also owns AlaTenn Pipeline Company, Inc. ("AlaTenn Pipeline") which operates a gaseous oxygen pipeline and Atrion Leasing Company, Inc. ("Atrion Leasing") which is engaged in leasing activities. These non-medical activities are small and incidental to the overall operations of the Company.

Atrion Medical Products' business, which is the design, development, manufacturing, marketing, sale and distribution of medical products, has been in operation for more than 30 years. Its products are used in ophthalmic, diagnostic and cardiovascular procedures and are sold primarily to major health care companies which market and distribute Atrion Medical Products' products, in conjunction with their name-brand products, to hospitals, clinics, surgical centers, physicians and other health care providers. While soft contact lens storage and disinfection systems are its more mature ophthalmic products, Atrion Medical Products continues to be a leading manufacturer and supplier of such products. A growing area of sales for Atrion Medical Products is its line of ophthalmic surgical procedure kits that are distributed for several of its major customers. Products sold to other healthcare companies by Atrion Medical Products include a line of inflation devices used primarily in percutaneous balloon angioplasty procedures and diagnostic devices used to test blood platelet function and to obtain blood samples for the measurement of blood sugar. Atrion Medical Products also markets a line of name-brand products, called LacriCATH(R), which is used in a less invasive surgical procedure for the treatment of epiphora, or excessive tearing of the eye. These products are sold through commissioned sales agents. Atrion Medical Products' design and engineering team is employed to assist its OEM customers in the development of products.

Halkey-Roberts, which has been in operation for 57 years, designs, develops, manufactures and sells proprietary medical device components used to control the flow of fluids and gases. Its valves and clamps are used in a wide variety of hospital and outpatient care products, such as Foley catheters, pressure cuffs, dialysis and blood collection sets and drug delivery systems. Within the past several years, Halkey-Roberts has introduced a line of needleless valves designed to eliminate the use of needles by health care providers in many routine procedures. These products use a patented design and proprietary assembly technology. Halkey-Roberts' fluid control technology has also been applied to inflation valves used in marine and aviation safety products. Working closely with its customers, Halkey-Roberts has developed an innovative line of products and is a leader in each of its major markets.

Quest Medical manufactures and sells several stable product lines, including cardiovascular products (such as pressure control valves, filters and surgical retracting tapes), specialized intravenous fluid delivery tubing sets and accessories and pressure monitoring kits used primarily in labor and delivery. Quest Medical also markets a line of name-brand aortic punches called CleanCut(TM). These products are used in heart bypass surgeries to make a precision opening in the heart for attachment of the bypass vessels. Quest Medical also manufactures and sells the MPS(R) myocardial protection system ("MPS"), an innovative and sophisticated system for the delivery of solutions to the heart during open-heart surgery. The MPS integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible and cost-effective management of this process. The MPS employs advanced pump, temperature control and microprocessor technologies and includes a line of captive and noncaptive disposable products.

During mid-year 2000, the Company received Food and Drug Administration ("FDA") approval for the use of the MPS in cardiac surgeries in which the beating of the heart is not interrupted ("beating-heart surgery") and no heart-lung machine is needed. This less-invasive method of surgery is beneficial to the patient but more challenging to the surgeon who must rely on the heart to provide coronary and systemic circulation throughout surgery. The Company believes that the use of the MPS offers a distinct safety advantage during beating-heart surgery by enhancing the coronary blood flow and infusing additives, as needed, directly to the heart during the surgery. To date, response to the use of MPS in beating-heart surgeries has been positive. The Company expects the conversion of conventional open-heart surgeries to beating-heart surgeries to increase over the next several years. While continuing to promote the use of the MPS in conventional open-heart surgeries, the Company intends to actively promote the use of the MPS for beating-heart surgeries.

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

During 2000, Novartis, which accounted for 17 percent of the Company's revenues, was the only customer accounting for more than 10 percent of the Company's revenues. The loss of this customer would have a material adverse impact on the Company's business, financial condition and results of operations.

Manufacturing

The Company's medical products are produced at plants in Arab, Alabama, St. Petersburg, Florida and Allen, Texas. The plants in Arab and St. Petersburg both utilize plastic injection molding and specialized assembly as their primary manufacturing processes. The Company's other manufacturing processes consist of the assembly of standard and custom component parts and the testing of completed products.

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

Atrion Medical Products, Halkey-Roberts and Quest Medical operate under the Good Manufacturing Practices of the FDA and are ISO 9001 certified. The Company's products are used throughout the world and, during 2000, approximately 22 percent of sales were shipped to international markets.

Research and Development

The Company believes that a well-targeted research and development program is an essential part of the Company's activities and is currently engaged in a number of research and development projects. The objective of the Company's program is to develop new products in the areas that the Company is currently engaged, improve current products and develop new products in other areas. Recent major development projects include, but are not limited to, a needleless valve product designed to eliminate the use of needles by health care providers, a back-up system for the MPS and disposable sets for use by the MPS in beating-heart surgery. The Company expects to incur additional research and development expenses in 2001 for various projects including further development of the MPS. Atrion Medical Products is EN46001 certified.

The Company's consolidated research and development expenditures for the years ended December 31, 2000, 1999 and 1998 were $2,054,000, $2,601,000 and
$2,750,000 respectively.

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

Atrion Medical Products manufactures products for certain major health care companies and is dependent on several customers for the majority of its sales. Also, because its products are somewhat limited in number and normally are only a component of the ultimate product sold by its customers, Atrion Medical Products must continually be attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. Depending on the product and the nature of the project, Atrion Medical Products competes on the basis of its ability to provide engineering and design expertise as well as on the basis of product and price. Also, as Atrion Medical Products continues to expand its product lines, adding new products and customers, dependency on a limited number of customers will be reduced. The United States is the principal market for the LacriCATH product. There is no direct competition in the United States where both the product and surgical procedure are patent-protected. LacriCATH products are marketed directly to ophthalmologists through commissioned sales agents. Atrion Medical Products frequently designs products for a customer or potential customer prior to entering into long-term development and manufacturing agreements with that customer. Atrion Medical Products competes with a number of contract manufacturers of medical products. Most of these competitors are small companies that do not offer the breadth of services offered by Atrion Medical Products to its customers.

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

Numerous companies compete with Quest Medical in the sale of cardiovascular products, specialized tubing sets and pressure monitoring kits. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than Quest Medical. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of Quest Medical's competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, HMOs and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. In addition, Quest Medical's competitors may use price reductions to preserve market share in their product markets. The Company is not aware of any cardioplegia delivery system currently being marketed that competes with the MPS.

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

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, total or partial suspension of production, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. The Company and its customers are subject to these inspections. The Company believes that it has met all FDA requirements, and it also believes that its medical device OEM customers are in compliance; however, if the Company or its OEM medical device customers should fail the FDA inspections, it could have a material adverse impact on the Company's business, financial conditions and results of operations.

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

Third-Party Reimbursement and Cost Containment

In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company is dependent, in part, upon the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's products are used. Third-party payors may deny reimbursement if they determine that a prescribed product has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate.

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

Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals may seek to use less costly methods in treating Medicare and Medicaid patients. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been and may in the future be reduced, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Third party payors may challenge the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application.

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

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to continue demanding reduced costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on its business.

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

People

At February 28, 2001, the Company had 441 full-time employees. Employee relations are good and there has been no work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.

ITEM 2. PROPERTIES

The headquarters of the Company are located in Allen, Texas in a Company-owned facility. Quest Medical's office, manufacturing and warehouse activities are located at the Company's headquarters facility in Allen, Texas. Atrion Medical Products owns three office buildings and a manufacturing facility in Arab, Alabama and leases office space in Birmingham, Alabama. Halkey-Roberts leases a manufacturing facility in St. Petersburg, Florida under a ten-year operating lease that commenced in May 1996.

Atrion Medical Products' three office buildings and manufacturing facilities are located on a 67-acre site in Arab, Alabama. The three office buildings house administrative, engineering and design operations, and the manufacturing facility contains approximately 112,000 square feet of manufacturing space. Halkey-Roberts has a long-term lease on a manufacturing and administrative facility located on a 7-acre site in St. Petersburg, Florida. The facility consists of approximately 72,000 total square feet. Quest Medical's facility consists of a 108,000-square-foot office, manufacturing and warehouse building situated on approximately 14.8 acres and 4.3 acres adjacent to such property which are unimproved.

AlaTenn Pipeline owns and operates a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their property was the subject as of February 28, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Company


     Name               Age                        Title
     ----               ---                        -----
Emile A. Battat          63             Chairman, President and Chief Executive
                                        Officer of the Company and Chairman of
                                        the Board or President of all
                                        subsidiaries

Jeffery Strickland       42             Vice President and Chief Financial
                                        Officer, Secretary and Treasurer of the
                                        Company and Vice President or
                                        Secretary-Treasurer of all subsidiaries

Charles Gamble           60             President of Halkey-Roberts Corporation

Vandy Cruise             49             President of Atrion Medical Products


The persons who are identified as executive officers of the Company currently serve as officers of the Company, Atrion Medical Products or Halkey-Roberts or of both the Company and certain subsidiaries. The officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries will expire at the time such meetings of the Board of Directors of the Company and its subsidiaries are held, which is anticipated to be in May 2001.

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

Mr. Gamble has served as President of Halkey-Roberts since May 1989.

Mr. Cruise has served as President of Atrion Medical Products since November 2000. From April 1994 to November 2000, Mr. Cruise served as Vice President of Operations for Atrion Medical Products.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market (Symbol
ATRI). As of March 7, 2001, the Company had approximately 1,700 stockholders, including beneficial owners holding shares in "nominee" or "street" name. The high and low closing prices as reported by Nasdaq for each quarter of 1999 and 2000 are shown below.


                 Year Ended
                 December 31, 1999:               High                Low
                 ------------------               ----                ---
                 First Quarter                   $  9.63            $  7.38
                 Second Quarter                  $ 10.13            $  8.81
                 Third Quarter                   $ 11.00            $  8.50
                 Fourth Quarter                  $ 11.94            $  8.75


                 Year Ended
                 December 31, 2000:               High                Low
                 ------------------               ----                ---
                 First Quarter                   $ 12.38            $ 10.00
                 Second Quarter                  $ 12.94            $ 10.75
                 Third Quarter                   $ 12.94            $ 12.06
                 Fourth Quarter                  $ 15.00            $ 10.63

No dividends were declared or paid during 2000, and the Company presently has no plans to pay cash dividends. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data
(In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                2000            1999           1998           1997          1996
----------------------------------------------------------------------------------------------------------------
Revenues                                    $ 51,447      $   49,917     $   43,397     $   30,277      $ 22,121

Income (loss) from continuing
     operations                                2,663           2,128          1,478         (2,045)(a)       853

Net income                                     2,792           2,293          2,140         17,170(a)      6,476

Total assets                                  63,690          64,640         60,415         60,942        45,433

Long-term debt                                 7,400          10,417             --            203         6,313

Income (loss) from continuing
     operations, per basic share                1.30            0.82           0.46          (0.63)         0.27

Net income per basic share                      1.36            0.88           0.67           5.33          2.03

Dividends per share                               --              --             --           0.60          0.80

Average basic shares outstanding               2,047           2,593          3,203          3,224         3,189

Book value per share                           22.10           20.30          16.66          15.42         10.71
----------------------------------------------------------------------------------------------------------------

(a) The 1997 amounts include an impairment loss of $3.0 million after tax and a charge for a product replacement program of $.7 million after tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Atrion Corporation is a holding company primarily engaged in the design, development, manufacturing, marketing, sale and distribution of proprietary products and components for the medical and healthcare industry. The Company's operations are conducted primarily by Atrion Medical Products, Halkey-Roberts and Quest Medical, all of which are wholly owned subsidiaries of the Company. Atrion Medical Products and Quest Medical design, develop, manufacture, market, sell and distribute proprietary products for the medical and healthcare industry. Halkey-Roberts designs, develops, manufactures and sells proprietary medical device components and related components, all of which are used to control the flow of fluids and gases. The Company also owns two other subsidiaries which are small and incidental to the Company's overall operations.

Results of Operations

The Company's 2000 income from continuing operations was $2.7 million or $1.30 per basic and $1.25 per diluted share compared to income from continuing operations in 1999 of $2.1 million or $.82 per basic and $.81 per diluted share and $1.5 million or $.46 per basic and diluted share in 1998. Net income, including discontinued operations, for 2000 totaled $2.8 million or $1.36 per basic and $1.31 per diluted share compared with $2.3 million or $.88 per basic and $.87 per diluted share in 1999 and $2.1 million or $.67 per basic and diluted share in 1998.

Operating revenues were $51.4 million in 2000 compared with $49.9 million in 1999 and $43.4 million in 1998. Revenues increased in 2000 at all operations with one exception where unusually large product shipments in 1999 to a significant customer that was building up its inventory levels of our products impacted 2000 revenues. The $6.5 million increase in revenues from 1998 to 1999 was the result of improved sales at all operations and the inclusion of revenues of Quest Medical for twelve months in 1999 compared with the inclusion of Quest Medical revenues in 1998 for the eleven months subsequent to its acquisition in late January 1998.

The Company's cost of sales was $31.6 million in 2000 compared with $30.3 million in 1999 and $26.9 million in 1998. The increase in cost of sales for 2000 over 1999 and for 1999 over 1998 was primarily related to the increased sales mentioned above and the impact of manufacturing volumes.

Gross profits were $19.9 million in 2000 compared with $19.6 million in 1999 and $16.5 million in 1998. The increase in gross profit in 1999 over 1998 was primarily the result of the above mentioned revenue increases. The Company's gross profit in 2000 was 39 percent of revenues compared with 39 percent of revenues in 1999 and 38 percent of revenues in 1998. The increase in gross profit percentage in 1999 was primarily attributable to improved sales in certain higher margin products.

Operating expenses were $15.6 million in 2000 compared with $16.5 million in 1999 and $14.9 million in 1998. The decrease in operating expenses from 1999 to 2000 was primarily attributable to reduced General and Administrative (G&A) expenses and reduced Research and Development (R&D) expenses. G&A expenses for 2000 were $446,000 lower than G&A expenses for 1999 primarily as a result of lower spending on outside services, compensation and benefit programs. R&D expenses were $547,000 lower for 2000 as compared with 1999. This reduction is primarily the result of the Company's reduced R&D efforts on non-core products with limited market potential. The increase in operating expenses from 1998 to 1999 was primarily attributable to the expansion of marketing efforts associated with the MPS product line. The increase in operating expenses for 1999 over 1998 was also the result of the inclusion of the operation of Quest Medical for twelve months in 1999 compared with the inclusion of the Quest Medical operation in 1998 for the eleven months subsequent to its acquisition in late January 1998.

The Company's operating income for 2000 was $4.2 million compared with $3.1 million in 1999 and $1.6 million in 1998. Revenue growth during the three-year period and cost containment and cost reduction activities, primarily in 2000, contributed to the operating income improvements during the three-year period.

Net interest expense in 2000 was $654,000 compared with net interest expense of $257,000 in 1999 and net interest income in 1998 of $577,000. The change from 1999 to 2000 was primarily attributable to additional borrowings under the Company's revolving credit facility to fund its repurchases of outstanding common stock of the Company during 1999 and 2000. The change from 1998 to 1999 was primarily attributable to the Company's use of cash and cash equivalents in late 1998 to fund repurchases of outstanding common stock of the Company and in February 1999 to fund the purchase of its Allen, Texas facility and an increase in the Company's borrowings to fund its repurchases of outstanding common stock of the Company during 1999. Net interest income in 1998 was primarily attributable to interest earned on the proceeds of the sale of the Company's natural gas subsidiaries in May 1997 remaining after the late January

1998 purchase of the Quest Medical operation.

Income tax expense in 2000 totaled $923,000 compared with $741,000 in 1999 and $735,000 in 1998. An increase in the Company's foreign sales corporation benefit and an increase in the Company's research and development tax credit resulted in a lower effective income tax rate for 2000 and 1999 compared with 1998. Otherwise, the difference between years reflect changes in pretax income between the respective years.

The Company believes that 2001 revenues at all operations will be higher than 2000 revenues at those operations and that the cost of goods sold, gross profit, operating income and income from continuing operations will be higher in 2001 than in 2000. The Company is optimistic that its earnings per share from continuing operations will grow more than 15% per year for the next three years.

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

The financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The financial statements also reflect an after-tax gain on disposal of discontinued operations of $.1 million or $.06 per basic and diluted share in 2000, $.2 million or .06 per basic and diluted share in 1999 and $.7 million or $.21 per basic and diluted share in 1998 based upon the sale of the natural gas operations as described above.

Liquidity and Capital Resources

The Company has an $18.5 million revolving credit facility (the "Credit Facility") with a regional bank to be utilized for the funding of operations and for major capital projects or acquisitions subject to certain limitations and restrictions (see Note 3 of Notes to Consolidated Financial Statements). Borrowings under the Credit Facility bear interest that is payable monthly at 30-day LIBOR, 60-day LIBOR or 90-day LIBOR, as selected by the Company, plus one percent. At December 31, 2000 the Company had $7.4 million of outstanding borrowings under the Credit Facility. At the Company's option, and subject to certain conditions, the amount that can be borrowed under the Credit Facility may be increased to $25.0 million upon the lender's determination that it has adequate security or upon the Company's grant of such additional security as the lender deems reasonably necessary. The term of the Credit Facility expires November 11, 2002 and may be extended under certain circumstances.

As of December 31, 2000, the Company had cash and cash equivalents of $159,000 compared with $70,000 at December 31, 1999. The Company had long-term debt as of December 31, 2000 of $7.4 million compared with $10.4 million as of December 31, 1999. The increase in cash and cash equivalents from December 31, 1999 to December 31, 2000 and the decrease in long-term debt from December 31, 1999 to December 31, 2000 was primarily funded by net cash from operating activities remaining after repurchases of outstanding common stock of the Company and purchases of new machinery and equipment. Cash provided by continuing operations increased to $7.2 million in 2000 compared to $5.3 million in 1999 and $3.5 million in 1998. Capital expenditures for property, plant and equipment for continuing operations totaled $3.1 million in 2000 compared with $12.1 million in 1999 and $2.0 million in 1998. Included in the 1999 capital expenditure amount is $6.5 million for the purchase of the Allen, Texas facility.

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

New Accounting Pronouncements

See Note 1 in Notes to Consolidated Financial Statements.

Forward-looking Statements

The statements in this Management's Discussion and Analysis and elsewhere in this Annual Report that are forward looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding future revenues, cost of sales, gross profit, operating income, income from continuing operations, earnings per share from continuing operations, cash flows from operations, and availability of equity and debt financing. Words such as "anticipates," "believes," "intends," "expects" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially, including, but not limited to, the following: changing economic, market and business conditions, the effects of governmental regulation, the impact of competition and new technologies, slower-than-anticipated introduction of new products or implementation of marketing strategies, implementation of new manufacturing processes or implementation of new information systems, changes in the prices of raw materials, changes in product mix, product recalls, the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company has an $18.5 million credit facility with a regional bank. Borrowings under the Credit Facility bear interest at 30-day LIBOR, 60-day LIBOR or 90-day LIBOR, as selected by the Company, plus one percent. The Company is subject to interest rate risk based on an adverse change in the 30-day LIBOR, 60-day LIBOR or the 90-day LIBOR. At December 31, 2000, the Company had borrowings under the Credit Facility of $7.4 million. A one percent increase in the market interest rate would reduce the Company's annual pretax income by approximately $74,000 at the current borrowing level.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Atrion Corporation:

We have audited the accompanying consolidated balance sheets of Atrion Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/Arthur Andersen LLP

Atlanta, Georgia
February 16, 2001

                        CONSOLIDATED STATEMENTS OF INCOME
             (For the years ended December 31, 2000, 1999 and 1998)

-------------------------------------------------------------------------------------------------------------
                                                                               2000         1999         1998
-------------------------------------------------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)
Revenues                                                                   $ 51,447     $ 49,917     $ 43,397
Cost of Goods Sold                                                           31,561       30,337       26,937
-------------------------------------------------------------------------------------------------------------
Gross Profit                                                                 19,886       19,580       16,460
-------------------------------------------------------------------------------------------------------------

Operating Expenses:
      Selling                                                                 7,010        6,841        5,368
      General and administrative                                              6,576        7,022        6,763
      Research and development                                                2,054        2,601        2,750
-------------------------------------------------------------------------------------------------------------
                                                                             15,640       16,464       14,881
-------------------------------------------------------------------------------------------------------------

Operating Income                                                              4,246        3,116        1,579

Interest (Expense) Income, net                                                 (654)        (257)         577
Other (Expense) Income, net                                                      (6)          10           57
-------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Provision
  for Income Taxes                                                            3,586        2,869        2,213

Income Tax Provision (Note 4)                                                  (923)        (741)        (735)
-------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                             2,663        2,128        1,478

Gain on Disposal of Discontinued Operations,
  net of tax (Note 2)                                                           129          165          662
-------------------------------------------------------------------------------------------------------------

Net Income                                                                 $  2,792     $  2,293     $  2,140
=============================================================================================================

Earnings Per Basic Share:
      Continuing operations                                                $   1.30     $   0.82     $   0.46
      Gain on disposal of discontinued operations                              0.06         0.06         0.21
-------------------------------------------------------------------------------------------------------------

Net Income Per Basic Share                                                 $   1.36     $   0.88     $   0.67
=============================================================================================================

Weighted Average Basic Shares Outstanding                                     2,047        2,593        3,203
=============================================================================================================

Earnings Per Diluted Share:
      Continuing Operations                                                $   1.25     $   0.81     $   0.46
      Gain on disposal of discontinued operations                              0.06         0.06         0.21
-------------------------------------------------------------------------------------------------------------

Net Income Per Diluted Share                                               $   1.31     $   0.87     $   0.67
=============================================================================================================

Weighted Average Diluted Shares Outstanding                                   2,135        2,631        3,210
=============================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2000 and 1999

------------------------------------------------------------------------------------------------
Assets:                                                                        2000         1999
------------------------------------------------------------------------------------------------
                                                                             (In thousands)
Current Assets:
    Cash and cash equivalents                                            $      159   $       70
    Accounts receivables, net                                                 7,175        7,767
    Inventories, net (Note 1)                                                10,110        9,106
    Prepaid expenses                                                            752        1,004
------------------------------------------------------------------------------------------------
                                                                             18,196       17,947
------------------------------------------------------------------------------------------------

Property, Plant and Equipment:
    Original cost (Note 1)                                                   37,295       34,417
    Less accumulated depreciation and amortization                           11,225        7,999
------------------------------------------------------------------------------------------------
                                                                             26,070       26,418
------------------------------------------------------------------------------------------------

Other Assets and Deferred Charges:
    Patents, net of accumulated amortization of $6,238 and $5,934 in
      2000 and 1999, respectively (Note 1)                                    3,012        3,316
    Goodwill, net of accumulated amortization of $3,511 and $2,909 in
      2000 and 1999, respectively (Note 1)                                   12,803       13,393
    Other                                                                     3,609        3,566
------------------------------------------------------------------------------------------------
                                                                             19,424       20,275
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                                                         $   63,690   $   64,640
================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2000 and 1999

--------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:                                             2000       1999
--------------------------------------------------------------------------------------------------
                                                                                (In thousands)
Current Liabilities:
    Accounts payable and accrued liabilities                                $    4,518      3,936
    Accrued income and other taxes                                                 187         21
-------------------------------------------------------------------------------------------------
                                                                                 4,705      3,957
-------------------------------------------------------------------------------------------------

Long-term Debt (Note 3)                                                          7,400     10,417
-------------------------------------------------------------------------------------------------

Other Liabilities and Deferred Credits:
    Accumulated deferred income taxes (Note 4)                                   6,470      6,393
    Other                                                                        1,101      1,300
-------------------------------------------------------------------------------------------------
                                                                                 7,571      7,693
-------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 12)

Stockholders' Equity:
    Common stock, par value $0.10 per share, authorized
      10,000,000 shares, issued 3,419,953 shares in 2000 and 1999 (Note 5)         342        342
    Paid-in capital                                                              6,419      6,403
    Retained earnings (Note 8)                                                  51,906     49,114
    Treasury shares, 1,427,660 shares in 2000 and 1,322,360 shares
      in 1999, at cost (Note 5)                                                (14,653)   (13,286)
-------------------------------------------------------------------------------------------------
                                                                                44,014     42,573
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                                                            $   63,690   $ 64,640
==================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (For the years ended December 31, 2000, 1999 and 1998)

-------------------------------------------------------------------------------------------------------------
                                                                               2000         1999         1998
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                                              $  2,792     $  2,293     $  2,140
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain on disposal of discontinued operations (Note 2)                      (129)        (165)        (662)
     Depreciation and amortization                                            4,119        3,975        3,304
     Deferred income taxes                                                       77          593        1,511
     Other                                                                     (242)        (744)         154
-------------------------------------------------------------------------------------------------------------
                                                                              6,617        5,952        6,447
   Changes in current assets and liabilities:
     Decrease (increase) in accounts receivable                                 592         (489)      (2,337)
     Increase in other current assets                                          (752)        (184)      (1,690)
     Increase (decrease) in accounts payable                                    170          (35)         771
     Increase in other current liabilities                                      578           13          284
-------------------------------------------------------------------------------------------------------------
   Net cash provided by continuing operations                                 7,205        5,257        3,475
   Net cash provided by (used in) discontinued operations
      (Note 2)                                                                  165          165       (1,614)
-------------------------------------------------------------------------------------------------------------
                                                                              7,370        5,422        1,861
-------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Purchase of subsidiary companies (Note 2)                                     --           --      (23,198)
   Proceeds from disposal of discontinued operations                            199           --           --
   Property, plant and equipment additions, net                              (3,112)     (12,102)      (1,998)
-------------------------------------------------------------------------------------------------------------
                                                                             (2,913)     (12,102)     (25,196)
-------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
   Net increase (decrease) in long-term indebtedness                         (3,017)      10,214         (453)
   Issuance of treasury stock                                                    85           --           20
   Purchase of treasury stock                                                (1,436)      (9,099)      (2,769)
-------------------------------------------------------------------------------------------------------------
                                                                             (4,368)       1,115       (3,202)
-------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                          89       (5,565)     (26,537)

Cash and cash equivalents, beginning of year                                     70        5,635       32,172
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                     $    159     $     70     $  5,635
=============================================================================================================

Cash paid for:
   Interest (net of capitalized amounts)                                   $    746     $    283     $     22
   Income taxes (net of refunds)                                                  4          186          340
-------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

(1)   Summary of Significant Accounting Policies

      Atrion Corporation is a holding company whose subsidiaries design, develop, manufacture and market products for the medical and healthcare industry. As of December 31, 2000 the principal subsidiaries of the Company were Quest Medical, Inc., Atrion Medical Products, Inc. and Halkey-Roberts Corporation.

      Principles of Consolidation The consolidated financial statements include the accounts of Atrion Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

      Cash and Cash Equivalents Cash equivalents are securities with original maturities of 90 days or less.

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):


                                                     December 31,
                                                  2000           1999
         ----------------------------------------------------------------
         Raw materials                          $  5,483       $ 5,461
         Finished goods                            3,778         3,138
         Work in process                             980         1,080
         Reserve for obsolescence                   (131)         (573)
         ----------------------------------------------------------------
         Net inventory                          $ 10,110       $ 9,106
         ================================================================

      Property, Plant and Equipment

      Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to 30 years. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost as of December 31, 2000 and 1999 (in thousands):

                                                     December 31,
                                                  2000           1999
         ---------------------------------------------------------------
         Land                                    $ 1,506       $ 1,759
         Buildings                                10,578        10,500
         Machinery and equipment                  25,211        22,158
         ---------------------------------------------------------------
         Total property, plant and equipment     $37,295       $34,417
         ===============================================================

      Depreciation expense of $3,225,000, $3,079,000 and $2,446,000 was recorded for the years ended December 31, 2000, 1999 and 1998, respectively.

      Goodwill and Patents

      Goodwill represents the excess of cost over the fair market value of tangible and identifiable intangible net assets acquired. Values assigned to patents were agreed to at

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)


      the time of the acquisition between selling and acquiring parties. Goodwill is being amortized over 25 years and patents are being amortized over the remaining lives of the individual patents, which are 6 to 19 years. Goodwill and patents, as well as other long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as determined based on the undiscounted cash flows of the operations acquired over the remaining amortization period. Management of the Company will continue to evaluate the realizability of its intangible and other long-lived assets as changes in the medical and healthcare industry take place.

      Research and Development Costs

      Research and development costs relating to the development of new products and improvements of existing products are expensed as incurred.

      Revenues

      For the majority of its products, the Company recognizes revenue from sales when products are shipped to customers. For certain other products revenue is recognized based on usage or time under defined leasing agreements. Revenue is recognized only when all of the following criteria are met: 1) persuasive evidence that an arrangement exists, 2) delivery and performance, 3) fixed or determinable sales price and 4) collectibility is reasonably assured. Allowances are made for bad debts where appropriate and are reviewed periodically. The allowances for bad debts were not material for the periods presented.

      Income Taxes

      The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The asset and liability approach used under SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company's other assets and liabilities (see Note 4).

      New Accounting Pronouncements

      In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for any period presented. The Company did not have any components of comprehensive income other than net income for all periods presented.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record all derivatives on the balance sheet at fair value and establish "special accounting" for the three different types of hedges. During 1999, SFAS No. 137 was issued which deferred the effective date of SFAS No. 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. Currently, the Company has no derivative investments.

      In December 1999, the staff of the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      recognition, which includes certain criteria to be met in order to recognize revenues. This pronouncement did not impact the Company's financial statements for any period presented.

      In April 2000, the FASB issued Interpretation No. (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation seeks to better interpret and clarify certain accounting issues related to executive compensation arrangements and employee stock ownership plans and modifications to the terms of the awards (options) granted to executives, employees and directors of the Company. This interpretation became effective on a prospective basis on July 1, 2000. The recognition of this interpretation did not impact the Company's financial statements for the year ended December 31, 2000.

      Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)


                                                       Twelve months ended
                                                        December 31, 1998
                                                          (In thousands)
              -------------------------------------------------------------
              Revenues                                       $ 44,531
              Income from continuing operations              $  1,613
              Net income                                     $  2,163
              Net income per basic share                     $   0.68
              -------------------------------------------------------------

      Disposal of Natural Gas Operations

      During 1997, the Company disposed of all of its natural gas operations. In addition to the consideration received in 1997, certain annual contingent deferred payments of up to $250,000 per year are to be paid to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by the purchaser from certain gas transportation contracts. The Company received deferred payments of $250,000 from the purchaser in April 1999 and in April 2000.

      The consolidated financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The consolidated financial statements reflect a gain on disposal of discontinued operations of $129,000, $165,000 and $662,000, net of income tax expense of $67,000, $85,000, $340,000, in 2000, 1999 and
      1998, respectively, based upon the sale of the natural gas operations as described above. The 2000 gain reflected above is net of a $36,000 loss related to the sale of certain residual properties of the Company's natural gas operations.

(3)   Long-term Debt and Other Borrowings

      Long-term debt as of December 31, 2000 and 1999 consisted of the following (in thousands):


                                                     2000           1999
              -------------------------------------------------------------
              Revolving credit facility            $ 7,400        $10,417
              Less amounts due in one year              --             --
              =============================================================
                                                   $ 7,400        $10,417
              =============================================================

      The Company has an $18.5 million revolving credit facility ("Credit Facility") with a regional bank. Under the Credit Facility, the Company and certain of its subsidiaries have a line of credit, which is secured by inventory, equipment and accounts receivable of the Company. At the Company's option, and subject to certain conditions, the amount that can be borrowed under the Credit Facility may be increased to $25.0 million upon the lender's determination that it has adequate security or upon the Company's grant of such additional security as the lender deems reasonably necessary. Interest under the Credit Facility is assessed at 30-day LIBOR, 60-day LIBOR or 90-day LIBOR, as selected by the Company, plus one percent (7.63% at December 31, 2000) and is payable monthly. The term of the Credit Facility expires November 11, 2002 and may be extended under certain circumstances. At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company's ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement. At December 31, 2000, the Company was in compliance with all financial covenants.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      On December 31, 2000, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt on the consolidated balance sheet. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to the Company for debt instruments with similar terms and remaining maturities.

(4)   Income Taxes

      The items comprising income tax expense for continuing operations are as follows:


                                        2000         1999        1998
                                                 (In thousands)
      -----------------------------------------------------------------
      Current  -- Federal              $   579      $   181    $   (71)
               -- State                     85           93         33
      -----------------------------------------------------------------
                                           664          274        (38)

      Deferred  -- Federal                 225          424        673
                -- State                    34           43        100
      -----------------------------------------------------------------
                                           259          467        773
      -----------------------------------------------------------------

      Total income tax expense         $   923      $   741    $   735
      =================================================================

      Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:


                                                         2000         1999
                                                          (In thousands)
         ------------------------------------------------------------------
         Deferred tax assets:
         Benefit plans                                  $   569     $   516
         Tax credits                                        934         510
         Other, net                                       1,159       1,439
         ------------------------------------------------------------------
              Subtotal                                    2,662       2,465
              Valuation allowance                           (68)       (131)
         ------------------------------------------------------------------
              Total deferred tax assets                 $ 2,594     $ 2,334
         ==================================================================

         Deferred tax liabilities:
         Depreciation and property basis differences    $ 2,516     $ 1,973
         Pensions                                           384         418
         Other, net                                       6,164       6,336
         ------------------------------------------------------------------
              Total deferred tax liabilities            $ 9,064     $ 8,727
         ==================================================================

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      The deferred tax assets as of December 31, 2000 reflected in the table above include alternative minimum tax credit carryforwards of $532,000 and research and development tax credit carryforwards of $402,000. Management believes that, except as it relates to certain tax credits, a valuation allowance is not necessary based on the Company's earnings history, the projections for future taxable income and other relevant considerations over the periods during which the deferred tax assets become deductible.

      Total income tax expense for continuing operations differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:


                                                  2000        1999        1998
                                                         (In thousands)
--------------------------------------------------------------------------------
Income tax expense at the statutory
     federal income tax rate                    $ 1,219       $ 975       $ 752
Increase (decrease) resulting from:
     State income taxes                             141         136         133
     Decrease in valuation allowance                (63)         --          --
     Research and development credit               (130)       (101)        (50)
     FSC benefit                                   (265)       (269)       (100)
     Other, net                                      21          --          --
--------------------------------------------------------------------------------
Total income tax expense                        $   923       $ 741       $ 735
================================================================================

(5)   Common Stock

      The Board of Directors of the Company has at various times authorized repurchases of Company stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. The Company has effected a number of open-market or negotiated transactions to purchase its stock during the past three years. These repurchases totaled 114,500, 220,900 and 42,000 shares during the years 2000, 1999 and 1998, respectively at per share prices ranging from $7.77 to $13.52. As of December 31, 2000, there remained authorization for the repurchase of 150,500 additional shares. The Company made two tender offers during 1999 and one tender offer during 1998 purchasing a total of 883,152 shares of its common stock. Pursuant to these tender offers, the Company purchased 342,536 shares of its common stock at $12.00 per share in December 1999, 301,524 shares of its common stock at $10.00 per share in April 1999, and 239,092 shares of its common stock at $9.00 per share in December 1998. All shares purchased in the tender offers and in the open-market or negotiated transactions became treasury shares upon repurchase by the Company. The Company utilized 9,200 treasury shares in 2000 in connection with the exercise of options under its 1997 Stock Incentive Plan and its 1998 Outside Directors Stock Option Plan (see Note
      7). At December 31, 2000 and 1999, there were 1,427,660 and 1,322,360 shares, respectively, of common stock being held in treasury. The cost of these shares is shown as a reduction in stockholders' equity in the consolidated balance sheets.

      The Company has a Common Share Purchase Rights Plan, which is intended to protect the interests of stockholders in the event of a hostile attempt to take over the Company. The rights, which are not presently exercisable and do not have any voting powers, represent the right of the Company's stockholders to purchase at a substantial discount,

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      upon the occurrence of certain events, shares of common stock of the Company or of an acquiring company involved in a business combination with the Company. In January 2000 this plan, which was adopted in February 1990, was extended until February 2005.

(6)   Earnings Per Share

      The following is a reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings per share as presented in the consolidated statements of income:


                                                          2000     1999     1998
                                                              (In thousands)
--------------------------------------------------------------------------------
Weighted average basic shares outstanding                2,047    2,593    3,203
Add:  Effect of dilutive securities (options)               88       38        7
--------------------------------------------------------------------------------
Weighted average diluted shares outstanding              2,135    2,631    3,210
================================================================================

(7)   Stock Option Plans

      The Company's 1997 Stock Incentive Plan provides for the grant to key employees of incentive and nonqualified stock options, stock appreciation rights, restricted stock and performance shares. In addition, under the 1997 Stock Incentive Plan, outside directors (directors who are not employees of the Company or any subsidiary) receive automatic annual grants of nonqualified stock options to purchase 2,000 shares of common stock. The aggregate number of shares of common stock reserved for grants under the 1997 Stock Incentive Plan is the sum of 500,000 shares and the number of shares reserved for issuance under prior plans in excess of the number of shares as to which options have been granted, including any shares subject to previously granted options that lapse, expire, terminate or are canceled. The purchase price of shares issued on the exercise of incentive options must be at least equal to the fair market value of such shares on the date of grant. The purchase price for shares issued on the exercise of nonqualified options and restricted and performance shares is fixed by the Compensation Committee. The options granted become exercisable as determined by the Compensation Committee and expire no later than 10 years after the date of grant. During 1990 and 1994, the stockholders of the Company approved the adoption of the Company's 1990 Stock Option Plan and 1994 Key Employee Stock Incentive Plan, respectively, which provided for the grant to key employees of incentive and nonqualified options to purchase shares of common stock of the Company. During 1998, the Company's stockholders approved the adoption of the Company's 1998 Outside Directors Stock Option Plan which, as amended, provided for the automatic grant on February 1, 1998 and February 1, 1999 of nonqualified stock options to the Company's outside directors. Although no additional options may be granted under the 1990 Stock Option Plan, the 1994 Key Employee Stock Incentive Plan or the 1998 Outside Directors Stock Option Plan, all outstanding options under those plans continue to be governed by the terms and conditions of those plans and the existing option agreements for those grants.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      Option transactions for the years 1998, 1999 and 2000 are as follows:


                                               Shares         Price Per Share
--------------------------------------------------------------------------------
Options outstanding at December 31, 1997       264,000    $  9.92    --    17.00
     Granted in 1998                           422,100    $  6.88    --    13.25
     Expired in 1998                           (21,800)   $ 12.25    --    13.25
     Exercised in 1998                              --    $  0.00    --     0.00
--------------------------------------------------------------------------------
Options outstanding at December 31, 1998       664,300    $  6.88    --    17.00
     Granted in 1999                            99,000    $  7.63    --     7.63
     Expired in 1999                          (271,750)   $  6.88    --    17.00
     Exercised in 1999                              --    $  0.00    --     0.00
--------------------------------------------------------------------------------
Options outstanding at December 31, 1999       491,550    $  6.88    --    15.17
     Granted in 2000                            48,300    $ 11.56    --    12.31
     Expired in 2000                           (38,300)   $  6.88    --    12.25
     Exercised in 2000                          (9,200)   $  6.88    --     9.00
--------------------------------------------------------------------------------
Options outstanding at December 31, 2000       492,350    $  6.88    --    15.17
================================================================================

      As of December 31, 2000, options for 356,100 of the above-listed shares were exercisable and there remained 347,884 shares for which options may be granted in the future under the 1997 Stock Incentive Plan.

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

      Pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998:


                                                  2000       1999        1998
      --------------------------------------------------------------------------
      Risk-free interest rate                       6.6%       4.9%       5.3%
      Dividend yield                                0.0%       0.0%       0.0%
      Volatility factor                            30.0%      30.0%      28.0%
      Weighted average expected life            7 years    7 years    7 years
      --------------------------------------------------------------------------

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net income and earnings per basic share were as follows:


                                                        2000      1999      1998
--------------------------------------------------------------------------------
Net income - as reported                              $2,792    $2,293    $2,140
Net income - pro forma                                $2,274    $1,839    $1,487
Earnings per basic share - as reported                $ 1.36    $ 0.88    $ 0.67
Earnings per basic share - pro forma                  $ 1.11    $ 0.71    $ 0.46
Weighted average fair value of options
     granted during the year                          $ 5.57    $ 3.29    $ 4.64
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

(8)   Retained Earnings

      The following table reflects changes in consolidated retained earnings for the years ended December 31, 2000, 1999 and 1998:


                                                2000          1999          1998
                                                        (In thousands)
--------------------------------------------------------------------------------
Balance, beginning of year                   $49,114       $46,821       $44,681
Add:  Net income for the year                  2,792         2,293         2,140
--------------------------------------------------------------------------------
Balance, end of year                         $51,906       $49,114       $46,821
================================================================================

(9)   Revenues From Major Customers

      The Company had one major customer which represented approximately $8.9 million (17.3 percent), $8.3 million (16.6 percent), and $5.3 million (12.2 percent) of the Company's operating revenues during the years 2000, 1999 and 1998, respectively.

(10)  Industry Segment and Geographic Information

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

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      The Company operates in one reportable industry segment: designing, developing, manufacturing and marketing products for the medical and healthcare industry with no foreign operating subsidiaries. The Company recorded incidental revenues from its oxygen pipeline, which totaled approximately $950,000 in each of the years of 2000, 1999 and 1998. Pipeline net assets totaled $2,867,000 at December 31, 2000. Company revenues from sales outside the United States totaled approximately 22 percent of the Company's total revenues in 2000, 1999 and 1998. No Company assets are located outside the United States.

(11)  Employee Retirement and Benefit Plans

      A noncontributory defined benefit retirement plan is maintained for all regular employees of the Company except those of Quest Medical. This plan was amended effective January 1, 1998 to become a cash balance pension plan. The Company's funding policy is to make the annual contributions required by applicable regulations and recommended by its actuary.

      The changes in the plan's projected benefit obligation ("PBO") as of December 31, 2000 and 1999 are as follows (in thousands):


                                                             2000        1999
                                                           -------     -------
         Change in Benefit Obligation
         Benefit obligation, January 1                     $ 3,429     $ 3,297
         Service cost                                          383         315
         Interest cost                                         271         226
         Actuarial loss                                        522         255
         Benefits paid                                        (337)       (664)
         ---------------------------------------------------------------------
         Benefit obligation, December 31                   $ 4,268     $ 3,429
         =====================================================================

      The changes in the fair value of plan assets, funded status of the plan and the status of the prepaid pension benefit recognized, which is included in the Company's balance sheets as of December 31, 2000 and 1999, are as follows (in thousands):


                                                            2000        1999
                                                           -------     -------
         Change in Plan Assets
         Fair value of plan assets, January 1              $ 5,872     $ 5,696
         Actual return on plan assets                          (38)        840
         Benefits paid                                        (337)       (664)
         ---------------------------------------------------------------------
         Fair value of plan assets, December 31            $ 5,497     $ 5,872
         ======================================================================

         Funded status of plan                             $ 1,229     $ 2,443
         Unrecognized actuarial loss (gain)                     28      (1,046)
         Unrecognized prior service cost                        89          96
         Unrecognized net transition obligation               (219)       (263)
         ---------------------------------------------------------------------
         Net amount recognized                             $ 1,127     $ 1,230
         ======================================================================

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      The components of net periodic pension benefit cost for 2000, 1999 and 1998 were as follows (in thousands):


                                                     2000      1999       1998
                                                     -----     -----     -----
         Components of Net Periodic
              Benefit Cost
         Service cost                                $ 383     $ 315     $ 297
         Interest cost                                 271       226       235
         Expected return on assets                    (506)     (421)     (430)
         Prior service cost amortization                 6         6         6
         Actuarial gain                                 (9)       (7)      (17)
         Transition amount amortization                (44)      (43)      (49)
         ---------------------------------------------------------------------
         Net periodic benefit cost                   $ 101     $  76     $  42
         =====================================================================

      Actuarial assumptions used to determine the values of the PBO at December 31, 2000 and 1999 and the benefits cost for 2000, 1999 and 1998 included the following: a discount rate of 7.25 percent for 2000, a discount rate of 7.75 percent for 1999, and a discount rate of 7.25 percent for 1998; an estimated long-term rate of return on plan assets of 9 percent in 2000 and 8 percent in 1999 and 1998; and an estimated weighted average rate of compensation increase of 5 percent in 2000, and 6 percent in 1999 and 1998. As of December 31, 2000, the plan's assets were invested in mutual funds as follows: equity, 77 percent; fixed income, 22 percent; and money market, 1 percent.

      The Company also sponsors defined contribution plans for all employees. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plans. The Company's contribution under these plans was $272,000 in 2000, $250,000 in 1999, and $264,000 in 1998. The 1998 amount includes contributions to the Company's Supplemental Executive Thrift Plan, which was terminated December 31, 1998.

      The Company previously provided certain postretirement health care and life insurance benefits to full-time employees of its natural gas operations. After the disposal of its natural gas operations in 1997, the Company no longer has any obligations for such postretirement benefits.

(12)  Commitments and Contingencies

      The Company is subject to legal proceedings, third-party claims and other contingencies related to product liability, regulatory and other matters that arise in the ordinary course of business. In the opinion of management, the amount of potential liability with respect to these actions will not materially affect the Company's financial position, results of operations or liquidity.

      In May 1996, Halkey-Roberts Corporation ("Halkey-Roberts") began leasing the land, building and building improvements in St. Petersburg, Florida, which serve as Halkey-Roberts' headquarters and manufacturing facility, under a 10-year lease. The lease provides for monthly payments, including certain lease payment escalators, and provides for certain sublease and assignment rights. The lease also provides the right of either the

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      landlord or Halkey-Roberts to terminate the lease on 12 months notice effective at any time after May 21, 2002. The Company has guaranteed Halkey-Roberts' payment and performance obligations under the lease. The lease is being accounted for as an operating lease, and the rental expense for the years ended December 31, 2000, 1999 and 1998 was $361,000, $351,000 and $342,000 respectively. Future minimum rental commitments under this lease are $347,000 in 2001and $137,000 in 2002.

(13)  Quarterly Financial Data (Unaudited)

      Quarterly financial data for 2000 and 1999 are as follows:


         Quarter     Operating    Operating                   Earnings Per Basic
          Ended       Revenue      Income      Net Income           Share
--------------------------------------------------------------------------------
                     (In thousands, except per share amounts)
--------------------------------------------------------------------------------
        03/31/00     $  12,985    $     864    $    532          $   0.25
        06/30/00        13,042        1,044         738              0.36
        09/30/00        12,459        1,056         728              0.36
        12/31/00        12,961        1,282         794              0.39
--------------------------------------------------------------------------------

        03/31/99     $  11,581    $     607    $    393          $   0.13
        06/30/99        12,737          914         785              0.30
        09/30/99        13,441          947         654              0.26
        12/31/99        12,158          648         461              0.19
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information for this item relating to directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2001 annual meeting of stockholders.

Executive Officers

The information for this item relating to executive officers of the Company is set forth on pages 10 through 11 of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Company's definitive proxy statement for its 2001 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2001 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2001 annual meeting of stockholders.

Security Ownership of Management

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2001 annual meeting of stockholders.

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

3. Exhibits: (Numbered in accordance with Item 601 of Regulation S-K) The exhibits listed below are filed as part of this 2001 Form 10-K Report. Those exhibits previously filed and incorporated herein by reference are identified by a note reference to the previous filing.

(b)    Reports on Form 8-K:

       None


Exhibit
Numbers                            Description
-------                            -----------
  2a      Asset Purchase Agreement, dated March 19, 1997, between Atrion
          Corporation and Midcoast Energy Resources, Inc. (1)
  2b      Asset Purchase Agreement, dated as of December 29, 1997, by and among
          Quest Medical, Inc., QMI Acquisition Corp. and Atrion Corporation (2)
  3a      Certificate of Incorporation of Atrion Corporation, dated December 30,
          1996(3)
  3b      Bylaws of Atrion Corporation (4)
  4a      Rights Agreement, dated as of February 1, 1990, between AlaTenn
          Resources, Inc. and American Stock Transfer & Trust Company which includes the form of Right Certificate as Exhibit A and the Summary of
          Rights to Purchase Common Shares as Exhibit B (5)
  4b      Second Amendment to Rights Agreement (6)
  10a*    1990 Stock Option Plan (7)
  10b*    Form of Incentive Stock Option Agreement (8)
  10c*    1994 Key Employee Stock Incentive Plan (9)
  10d*    Form of Incentive Stock Option Agreement (10)
  10e*    Atrion Corporation 1997 Stock Incentive Plan (11)
  10f*    Atrion Corporation 1998 Outside Directors Stock Option Plan (12)
  10g*    Form of Stock Option Agreement (13)
  10h*    Atrion Corporation Incentive Compensation Plan for Chief Executive
          Officer ( 14)
  10i*    Atrion Corporation Incentive Compensation Plan for Chief Financial
          Officer (15)
  10j*    Severance Plan for Chief Financial Officer (16)
  10k*    Atrion Corporation Incentive Compensation Plan for Chief Financial
          Officer (17)



  21      Subsidiaries of Atrion Corporation as of December 31, 2000
  23      Consent of Arthur Andersen LLP


Notes
-----
  (1) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997.
  (2) Incorporated by reference to Exhibit 2 to the Form 8-K of Atrion Corporation dated February 17, 1998.
  (3) Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.
  (4) Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Company dated January 10, 1997.
  (5) Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A of AlaTenn Resources, Inc. dated February 15, 1990.
  (6) Incorporated by reference to Exhibit 4(b) to Form 10-K of Atrion Corporation dated March 29, 2000.
  (7) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 6, 1990.
  (8) Incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-8 of AlaTenn Resources, Inc., filed May 17, 1991 (File No. 33-40639).
  (9) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated March 28, 1994.
  (10) Incorporated by reference to Exhibit 4(d) to the Form S-8 of AlaTenn Resources, Inc., filed July 26, 1995 (File No. 33-61309).
  (11) Incorporated by reference to Exhibit 10j to Form 10-K of Atrion Corporation dated March 31, 1998.
  (12) Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
  (13) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
  (14) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated November 15, 1999.
  (15) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated May 12, 2000.
  (16) Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.
  (17)  Filed herewith

* Management Contract or Compensatory Plan or Arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Atrion Corporation


                                       By:      /s/Emile A. Battat
                                          --------------------------------------
                                                Emile A. Battat
                                                Chairman,
                                                President and Chief
                                                Executive Officer

Dated: March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                         Title                        Date
        ---------                         -----                        ----

/s/Emile A. Battat            Chairman, President and             March 30, 2001
-------------------------     Chief Executive Officer
Emile A. Battat               (Principal Executive Officer)


/s/Jeffery Strickland         Vice President, Chief Financial     March 30, 2001
-------------------------     Officer and Secretary-Treasurer
Jeffery Strickland            (Principal Financial and
                              Accounting Officer)


/s/Richard O. Jacobson                Director                    March 30, 2001
-------------------------
Richard O. Jacobson


/s/John H. P. Maley                   Director                    March 30, 2001
-------------------------
John H. P. Maley

        Signature                         Title                        Date
        ---------                         -----                        ----

/s/Jerome J. McGrath                  Director                    March 30, 2001
-------------------------
Jerome J. McGrath


/s/Hugh J. Morgan, Jr.                Director                    March 30, 2001
-------------------------
Hugh J. Morgan, Jr.


/s/Roger F. Stebbing                  Director                    March 30, 2001
-------------------------
Roger F. Stebbing


/s/John P. Stupp, Jr.                 Director                    March 30, 2001
-------------------------
John P. Stupp, Jr.

                                  EXHIBIT INDEX


Exhibit
Numbers                         Description                              Page
-------                         -----------                              ----
  2a      Asset Purchase Agreement, dated March 19, 1997,
          between Atrion Corporation and Midcoast Energy
          Resources, Inc. (1)
  2b      Asset Purchase Agreement, dated as of December 29,
          1997, by and among Quest Medical, Inc., QMI
          Acquisition Corp. and Atrion Corporation (2)
  3a      Certificate of Incorporation of Atrion
          Corporation, dated December 30, 1996(3)
  3b      Bylaws of Atrion Corporation (4)
  4a      Rights Agreement, dated as of February 1, 1990,
          between AlaTenn Resources, Inc. and American Stock
          Transfer & Trust Company which includes the form
          of Right Certificate as Exhibit A and the Summary
          of Rights to Purchase Common Shares as Exhibit B
          (5)
  4b      Second Amendment to Rights Agreement (6)
  10a*    1990 Stock Option Plan (7)
  10b*    Form of Incentive Stock Option Agreement (8)
  10c*    1994 Key Employee Stock Incentive Plan (9)
  10d*    Form of Incentive Stock Option Agreement (10)
  10e*    Atrion Corporation 1997 Stock Incentive Plan (11)
  10f*    Atrion Corporation 1998 Outside Directors Stock
          Option Plan (12)
  10g*    Form of Stock Option Agreement (13)
  10h*    Atrion Corporation Incentive Compensation Plan for
          Chief Executive Officer ( 14)
  10i*    Atrion Corporation Incentive Compensation Plan for
          Chief Financial Officer (15)
  10j*    Severance Plan for Chief Financial Officer (16)
  10k*    Atrion Corporation Incentive Compensation Plan for
          Chief Financial Officer (17)                                    41
  21      Subsidiaries of Atrion Corporation as of December
          31, 2000                                                        42
  23      Consent of Arthur Andersen LLP                                  43


Notes
-----

  (1) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997.
  (2) Incorporated by reference to Exhibit 2 to the Form 8-K of Atrion Corporation dated February 17, 1998.
  (3) Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.
  (4) Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Company dated January 10, 1997.
  (5) Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A of AlaTenn Resources, Inc. dated February 15, 1990.
  (6) Incorporated by reference to Exhibit 4(b) to Form 10-K of Atrion Corporation dated March 29, 2000.
  (7) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 6, 1990.

  (8) Incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-8 of AlaTenn Resources, Inc., filed May 17, 1991 (File No. 33-40639).
  (9) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated March 28, 1994.
 (10) Incorporated by reference to Exhibit 4(d) to the Form S-8 of AlaTenn Resources, Inc., filed July 26, 1995 (File No. 33-61309).
 (11) Incorporated by reference to Exhibit 10j to Form 10-K of Atrion Corporation dated March 31, 1998.
 (12) Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
 (13) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
 (14) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated November 15, 1999.
 (15) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated May 12, 2000.
 (16) Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.
 (17)     Filed herewith

* Management Contract or Compensatory Plan or Arrangement