Form 10-Q
period 2001-03-31
ATRION CORP
filed 2001-05-11
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Period Ended March 31, 2001               Commission File Number 0-10763


                               Atrion Corporation
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                          63-0821819
(State or Other Jurisdiction of              I.R.S. Employer Identification No.)
 Incorporation or Organization)

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

             YES    X                           NO
                 -------                           -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding
        Title of Each Class                          at  May 2, 2001
Common stock, Par Value $0.10 per share                2,024,993

                       ATRION CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS




PART I.       Financial Information                                                  2

       Item 1.     Financial Statements

                        Consolidated Statements of Income (Unaudited)
                            For the Three Months Ended
                            March 31, 2001 and 2000                                  3


                        Consolidated Balance Sheets
                            March 31, 2001 (Unaudited) and December 31, 2000       4-5


                        Consolidated Statements of Cash Flows (Unaudited)
                            For the Three Months Ended
                            March 31, 2001 and 2000                                  6


                        Notes to Consolidated Financial Statements (Unaudited)       7

       Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                      8

PART II.      Other Information                                                     10

       Item 6.     Exhibits and Reports on
                     Form 8-K                                                       10

SIGNATURES                                                                          11

                                     PART I


                              FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31
                                                                     -------------------------------------
                                                                           2001                  2000
                                                                     -----------------    ----------------
                                                                     (In thousands, except per share data)

Revenues                                                                $ 14,803                  $ 12,985
Cost of goods sold                                                         9,130                     8,005
                                                                        --------                  --------
Gross profit                                                               5,673                     4,980
                                                                        --------                  --------

Operating expenses:
   Selling expense                                                         1,778                     1,932
   General and administrative                                              1,964                     1,642
   Research and development                                                  518                       542
                                                                        --------                  --------
                                                                           4,260                     4,116
                                                                        --------                  --------

Operating income                                                           1,413                       864
                                                                        --------                  --------

Other income:
   Interest (expense) income, net                                           (115)                     (138)
   Other income                                                                2                         3
                                                                        --------                  --------
                                                                            (113)                     (135)
                                                                        --------                  --------

Income before provision for income taxes                                   1,300                       729
Provision for income taxes                                                   395                       197
                                                                        --------                  --------


Net income                                                              $    905                  $    532
                                                                        ========                  ========

Earnings per basic share                                                $   0.45                  $   0.25
                                                                        ========                  ========

Weighted average basic shares outstanding                                  1,995                     2,099
                                                                        ========                  ========

Earnings per diluted share                                              $   0.42                  $   0.24
                                                                        ========                  ========

Weighted average diluted shares outstanding                                2,130                     2,177
                                                                        ========                  ========


The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31,             December 31,
                                                                                 2001                   2000
                                                                             (Unaudited)
                                                                             ------------           ------------
Assets                                                                                 (In thousands)
------
Current assets:
   Cash and cash equivalents                                                  $   310                 $   159
   Accounts receivable                                                          9,174                   7,175
   Inventories                                                                 10,467                  10,110
   Prepaid expenses and other                                                     836                     752
                                                                              -------                 -------
                                                                               20,787                  18,196
                                                                              -------                 -------

Property, plant and equipment:
   Original cost                                                               37,910                  37,295
   Less accumulated depreciation and amortization                              12,182                  11,225
                                                                              -------                 -------
                                                                               25,728                  26,070
                                                                              -------                 -------

Deferred charges:
   Patents                                                                      2,935                   3,012
   Goodwill                                                                    12,653                  12,803
   Other                                                                        3,517                   3,609
                                                                              -------                 -------
                                                                               19,105                  19,424
                                                                              -------                 -------

                                                                              $65,620                 $63,690
                                                                              =======                 =======


The accompanying notes to consolidated financial statements are an integral part of these Balance Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                               March 31,             December 31,
                                                                                 2001                   2000
                                                                              (Unaudited)
                                                                         ---------------------    --------------------
Liabilities and Stockholders' Equity                                                    (in thousands)
------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities                                   $  5,689               $  4,518
   Accrued income and other taxes                                                  359                    187
                                                                              --------               --------
                                                                                 6,048                  4,705
                                                                              --------               --------

Long-term debt                                                                   7,061                  7,400
                                                                              --------               --------

Other noncurrent liabilities                                                     7,591                  7,571
                                                                              --------               --------

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000,000 shares, issued 3,419,953 shares in
      2001 and 2000                                                                342                    342
   Paid-in capital                                                               6,423                  6,419
   Retained earnings                                                            52,811                 51,906
   Treasury shares,1,418,460 in 2001 and 1,427,660
      in 2000, at cost                                                         (14,656)               (14,653)
                                                                              --------               --------
       Total stockholders' equity                                               44,920                 44,014
                                                                              --------               --------


                                                                              $ 65,620               $ 63,690
                                                                              ========               ========


The accompanying notes to consolidated financial statements are an integral part of these Balance Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31
                                                                           ------------------- ----- -------------------
                                                                                  2001                      2000
                                                                           -------------------       -------------------
                                                                                          (In thousands)
Cash flows from operating activities:
   Net income                                                                    $   905                $   532
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                              1,184                  1,042
        Deferred income taxes                                                         27                     51
        Other                                                                         85                    (65)
                                                                                 -------                -------
                                                                                   2,201                  1,560

    Change in current assets and liabilities:
        Increase in accounts receivable                                           (1,999)                  (871)
        Increase in other current assets                                            (441)                (1,053)
        Increase in accounts payable                                               1,424                  1,048
        (Decrease) increase in other current liabilities                             (81)                    67
                                                                                 -------                -------
                                                                                   1,104                    751
                                                                                 -------                -------

Cash flows from investing activities:
  Property, plant and equipment additions                                           (615)                  (895)
                                                                                 -------                -------
                                                                                    (615)                  (895)
                                                                                 -------                -------

Cash flows from financing activities:
  (Decrease) increase in long-term indebtedness                                     (339)                   470
  Issuance of common stock                                                            99                     23
  Repurchase of common stock                                                         (98)                    --
                                                                                 -------                -------
                                                                                    (338)                   493
                                                                                 -------                -------

Net change in cash and cash equivalents                                              151                    349
Cash and cash equivalents at beginning of period                                     159                     70
                                                                                 -------                -------
Cash and cash equivalents at end of period                                       $   310                $   419
                                                                                 =======                =======



Cash paid for:
  Interest (net of capitalization amounts)                                       $   138                $   175
  Income taxes (net of refunds)                                                  $   192                $   129


The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis  of  Presentation

     In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation (the "Company"). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report on Form 10-K.

                       ATRION CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the three months ended March 31, 2001

The Company's consolidated net income for the quarter ended March 31, 2001 was $905,000, or $.45 per basic and $.42 per diluted share, compared with $532,000, or $.25 per basic and $.24 per diluted share, for the first quarter of 2000. The earnings per basic share computations are based on weighted average basic shares outstanding of 1,995,100 in 2001 and 2,099,274 in 2000. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,130,249 in 2001 and 2,176,735 in 2000.

Consolidated revenues of $14.8 million for the first quarter of 2001 were $1.8 million, or 14 percent, higher than revenues for the first quarter of 2000. The increase in revenues in the first quarter of 2000 was a result of improved revenues at all operations.

Gross profit of $5.7 million in the first quarter of 2001 was $693,000, or 14 percent, higher than in the comparable 2000 period. The previously mentioned increase in revenues was the primary contributor to this increase.

The Company's first quarter 2001 operating expenses of $4.3 million were $144,000 higher than the operating expenses for the first quarter of 2000. This increase was the result of increased general and administrative (G&A) expenses offset by reductions in selling expenses and research and development (R&D) expenses in the current three-month period. G&A expenses for the first quarter of 2001 were $322,000 higher than G&A expenses for the same period in 2000 primarily as a result increased spending on outside services, compensation and benefit programs. Selling expenses for the first quarter of 2001 were $154,000 lower than selling expenses for the first quarter of 2000 due to a partial reorganization of the sales team to optimize sales, resulting in reduced compensation, travel and entertainment and advertising expenses. Operating income of $1.4 million in the first quarter of 2001 was $549,000, or 64 percent, higher than the operating income in the first quarter of 2000.

Net interest expense for the first quarter of 2001 was $115,000 compared to net interest expense of $138,000 for the same period in the prior year. This decrease is primarily attributable to the Company's reduction of its level of borrowings.

Income tax expense for the first quarter of 2001 was $395,000 compared to income tax expense of $197,000 for the same period in the prior year reflecting the increased income level in the first quarter of 2001.

The first quarter of 2001 was the eighth consecutive quarter in which the Company's earnings per share from continuing operations exceeded those of the same period in the prior year. The Company anticipates that this trend will continue for the remainder of 2001 and that diluted earnings per share from continuing operations will exceed the 2000 level by approximately 25%.

Liquidity and Capital Resources

At March  31,  2001,  the  Company  had cash and cash  equivalents  of  $310,000 compared with $159,000 at December 31, 2000. The increase in cash and cash equivalents from December 31, 2000 to March 31, 2001 was primarily attributable to the Company's operating results. The Company had $7.1 million of long-term debt borrowed under its $18.5 million revolving credit facility at March 31, 2001 compared with $7.4 million of long-term debt at December 31, 2000. This decrease in long-term debt from December 31, 2000 to March 31, 2001 was attributable the Company's use of cash flow from continuing operations to reduce its borrowing level.

The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's credit facility and debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for at least the foreseeable future.


Forward-Looking Statements

The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding the trend in earnings per share from continuing operations for the remainder of 2001 and regarding diluted earnings per share from continuing operations for the year 2001, as well as future liquidity and capital resources. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, market acceptance of the Company's products, the effects of governmental regulation, the impact of competition and new technologies, slower-than-anticipated introduction of new products or implementation of marketing strategies, changes in the prices or availability of raw materials, changes in product mix, product recalls, the ability to attract and retain qualified personnel and the loss of any significant customer. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

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

           NONE

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits
                  None

           (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Atrion Corporation
                               ------------------
                                  (Registrant)


Date:  May 11, 2001                              /s/ Emile A. Battat
                                                 -------------------------------
                                                 Emile A. Battat
                                                 Chairman, President and
                                                 Chief Executive Officer



Date:  May 11, 2001                              /s/ Jeffery Strickland
                                                 -------------------------------
                                                 Jeffery Strickland
                                                 Vice President and
                                                 Chief Financial Officer