Form 10-Q
period 2001-06-30
ATRION CORP
filed 2001-08-13
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2001                Commission File Number 0-10763

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

                            YES |X|           NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding at
         Title of Each Class                            August 3, 2001

Common stock, Par Value $0.10 per share                   2,046,900

                       ATRION CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.       Financial Information                                           2

   Item 1.     Financial Statements

                  Consolidated Statements of Income (Unaudited)
                      For the Three Months and Six Months Ended
                      June 30, 2001 and 2000                                  3

                  Consolidated Balance Sheets
                      June 30, 2001 (Unaudited) and December 31, 2000       4-5

                  Consolidated Statements of Cash Flows (Unaudited)
                      For the Six Months Ended
                      June 30, 2001 and 2000                                  6

                  Notes to Consolidated Financial Statements (Unaudited)      7

   Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                   8

PART II.      Other Information                                              12

   Item 4.     Submission of Matters to a Vote
                 of Security Holders                                         12

   Item 6.     Exhibits and Reports on
                 Form 8-K                                                    13

SIGNATURES                                                                   14

                                     PART I

                              FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended              Six Months Ended
                                                              June 30                        June 30
                                                     ------------------------        ------------------------
                                                       2001            2000            2001            2000
                                                     (In thousands, except per       (In thousands, except per
                                                            share data)                     share data)
                                                     --------        --------        --------        --------
Revenues                                             $ 14,776        $ 13,042        $ 29,579        $ 26,027
Cost of goods sold                                      9,156           7,903          18,286          15,907
                                                     --------        --------        --------        --------
Gross profit                                            5,620           5,139          11,293          10,120
                                                     --------        --------        --------        --------

Operating expenses:
   Selling expense                                      1,706           1,901           3,484           3,833
   General and administrative                           1,923           1,696           3,887           3,339
   Research and development                               478             498             996           1,040
                                                     --------        --------        --------        --------
                                                        4,107           4,095           8,367           8,212
                                                     --------        --------        --------        --------
Operating income                                        1,513           1,044           2,926           1,908
                                                     --------        --------        --------        --------
Other income (expense):
   Interest expense, net                                  (76)           (185)           (192)           (323)
   Other income (expense)                                 430             (15)            432             (12)
                                                     --------        --------        --------        --------
                                                         (354)           (200)           (240)           (335)
                                                     --------        --------        --------        --------
Income from continuing operations before
    provision for income taxes                          1,867             844           3,166           1,573
Provision for income taxes                                599             205             994             402
                                                     --------        --------        --------        --------

Income from continuing operations                       1,268             639           2,172           1,171

Gain on disposal of discontinued operations,
    net of income taxes                                   165              99             165              99
                                                     --------        --------        --------        --------
Net income                                           $  1,433        $    738        $  2,337        $  1,270
                                                     ========        ========        ========        ========
Earnings per basic share:
   Continuing operations                             $   0.63        $   0.31        $   1.08        $   0.57
   Gain on disposal of discontinued operations           0.08            0.05            0.08            0.05
                                                     --------        --------        --------        --------
                                                     $   0.71        $   0.36        $   1.16        $   0.62
                                                     ========        ========        ========        ========
Weighted average basic shares outstanding               2,023           2,044           2,009           2,072
                                                     ========        ========        ========        ========
Earnings per diluted share:
   Continuing operations                             $   0.56        $   0.30        $   0.97        $   0.53
   Gain on disposal of discontinued operations           0.07            0.05            0.07            0.05
                                                     --------        --------        --------        --------
                                                     $   0.63        $   0.35        $   1.04        $   0.58
                                                     ========        ========        ========        ========
Weighted average diluted shares outstanding             2,277           2,134           2,239           2,194
                                                     ========        ========        ========        ========

The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         June 30,   December 31,
                                                           2001        2000
Assets                                                 (unaudited)
------                                                 -----------  ------------
Current assets:                                             (In thousands)
   Cash and cash equivalents                             $   140      $   159
   Accounts receivable                                     9,927        7,175
   Inventories                                            11,015       10,110
   Prepaid expenses and other                                748          752
                                                         -------      -------
                                                          21,830       18,196
                                                         -------      -------

Property, plant and equipment:
   Original cost                                          38,401       37,295
   Less accumulated depreciation and amortization         13,042       11,225
                                                         -------      -------
                                                          25,359       26,070
                                                         -------      -------

Deferred charges:
   Patents                                                 2,860        3,012
   Goodwill                                               12,502       12,803
   Other                                                   3,497        3,609
                                                         -------      -------
                                                          18,859       19,424
                                                         -------      -------

                                                         $66,048      $63,690
                                                         =======     =======
                                                             (Continued)


The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               June 30,   December 31,
                                                                 2001         2000
Liabilities and Stockholders' Equity                         (unaudited)
------------------------------------                         -----------  -----------
                                                                  (In thousands)
     Current liabilities:
        Accounts payable and accrued liabilities               $  5,607    $  4,518
        Accrued income and other taxes                              558         187
                                                               --------    --------
                                                                  6,165       4,705
                                                               --------    --------
     Long-term debt                                               5,520       7,400
                                                               --------    --------
     Other noncurrent liabilities                                 7,853       7,571
                                                               --------    --------
     Stockholders' equity:
        Common shares, par value $0.10 per share; authorized
           10,000,000 shares, issued 3,419,953 shares in
           2001 and 2000                                            342         342
        Paid-in capital                                           6,457       6,419
        Retained earnings                                        54,244      51,906
        Treasury shares,1,381,053 in 2001 and 1,427,660
           in 2000, at cost                                     (14,533)    (14,653)
                                                               --------    --------
            Total stockholders' equity                           46,510      44,014
                                                               --------    --------
                                                               $ 66,048    $ 63,690
                                                               ========    ========

The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30
                                                           ------------------
                                                              2001       2000
                                                           -------    -------
                                                             (in thousands)
Cash flows from operating activities:
   Net income                                              $ 2,337    $ 1,270
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Gain on disposal of discontinued operations           (165)       (99)
        Depreciation and amortization                        2,271      1,993
        Deferred income taxes                                   61       (432)
        Other                                                  (94)        56
                                                           -------    -------
                                                             4,410      2,788

        Change in current assets and liabilities:
           (Increase) in accounts receivable                (2,752)      (162)
           (Increase) in other current assets                 (901)    (1,221)
           Increase in accounts payable                      1,207        661
           Increase in other current liabilities               253        467
                                                           -------    -------
   Net cash provided by continuing operations                2,217      2,533
   Net cash provided by discontinued operations                165         99
                                                           -------    -------
                                                             2,382      2,632
                                                           -------    -------

Cash flows from investing activities:
  Property, plant and equipment additions                   (1,283)    (1,457)
  Property, plant and equipment sales                          176       --
  Patent sale                                                  428       --
                                                           -------    -------
                                                              (679)    (1,457)
                                                           -------    -------

Cash flows from financing activities:
  Decrease in long-term indebtedness                        (1,880)      (370)
  Issuance of common stock                                     256         23
  Repurchase of common stock                                   (98)      (808)
                                                           -------    -------
                                                            (1,722)    (1,155)
                                                           -------    -------

Net change in cash and cash equivalents                        (19)        20
Cash and cash equivalents at beginning of period               159         70
                                                           -------    -------
Cash and cash equivalents at end of period                 $   140    $    90
                                                           =======    =======

Cash paid for:
   Interest                                                $   252    $   374
   Income taxes (net of refunds)                           $   694    $   162

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

(2)  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142,
     "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

                       ATRION CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Results for the three months ended June 30, 2001

     The Company's consolidated net income for the quarter ended June 30, 2001 was $1,433,000, or $.71 per basic and $.63 per diluted share, compared with $738,000, or $.36 per basic and $.35 per diluted share, for the second quarter of 2000. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,022,515 in 2001 and 2,043,780 in 2000. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,276,570 in 2001 and 2,133,642 in 2000.

     Consolidated revenues of $14.8 million for the second quarter of 2001 were $1.7 million, or 13 percent, higher than revenues for the second quarter of 2000. Gross profit of $5.6 million in the second quarter of 2001 was $481,000, or 9 percent, higher than in the comparable 2000 period.

     The Company's second quarter 2001 operating expenses of $4.1 million were $12,000 higher than the operating expenses for the second quarter of 2000. This increase was the result of increased general and administrative (G&A) expenses offset by reductions in selling expenses and research and development (R&D) expenses in the current three-month period. G&A expenses for the second quarter of 2001 were $227,000 higher than G&A expenses for the same period in 2000 primarily as a result of increased spending on compensation and benefit programs. Selling expenses for the second quarter of 2001 were $195,000 lower than selling expenses for the second quarter of 2000 due to a partial reorganization of the sales team to optimize sales. Operating income of $1.5 million in the second quarter of 2001 was $469,000, or 45 percent, higher than the operating income in the second quarter of 2000.

     Net  interest  expense of $76,000 for the three  months ended June 30, 2001 was $109,000 lower than net interest expense for the comparable 2000 period. This reduction was primarily related to the Company's reduction of its level of borrowings. Other income for the second quarter of 2001 was $430,000 compared to other expense of $15,000 for the same period in the prior year. This increase is primarily attributable to the Company's one-time gain of $428,000 on the sale of a patent in the second quarter of 2001.

     Income tax expense for the second quarter of 2001 was $599,000 compared to income tax expense of $205,000 for the same period in the prior year reflecting the increased operating income level in the second quarter of 2001 and the one-time gain on the sale of a patent.

     The Company recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas operations of $165,000 after tax, or $.08 per basic and $.07 per diluted share, for the second quarter of 2001 compared with a gain of $99,000 after tax, or $.05 per basic and diluted share, for the second quarter of 2000.

     The second quarter of 2001 was the ninth consecutive quarter in which the Company's earnings per share from continuing operations exceeded those of the same period in the prior year. The Company anticipates that this trend will continue for the remainder of 2001 and that diluted earnings per share from continuing operations will comfortably exceed the 2000 level by more than 25%.

     Results for the six months ended June 30, 2001

     The Company's consolidated net income for the six months ended June 30, 2001 was $2,337,000, or $1.16 per basic and $1.04 per diluted share, compared with $1,270,000, or $.62 per basic and $.58 per diluted share, for the same period of 2000. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,008,883 in 2001 and 2,071,527 in 2000. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,238,622 in 2001 and 2,194,493 in 2000.

     Consolidated revenues of $29.6 million for the first six months of 2001 were $3.6 million, or 14 percent, higher than revenues for the same period of 2000. The increase in revenues for the six-months ended June 30, 2000 was a result of improved revenues at all operations.

     Gross profit of $11.3 million for the six-months ended June 30, 2001 was $1.2 million, or 12 percent, higher than in the comparable 2000 period. The previously mentioned increase in revenues was the primary contributor to this increase.

     The Company's operating expenses of $8.4 million for the first six months of 2001 were $155,000 higher than the operating expenses for the same period of 2000. This increase was the result of increased G&A expenses offset by reductions in selling expenses and R&D expenses in the current six-month period. G&A expenses for the first six months of 2001 were $548,000 higher than G&A expenses for the same period in 2000 primarily as a result of increased spending on outside services, compensation and benefit programs. Selling expenses for the six-months ended June 30, 2001 were $349,000 lower than selling expenses for the comparable period of 2000 due to a partial reorganization of the sales team to optimize sales. Operating income of $2.9 million in the first six months of 2001 was $1.0 million, or 53 percent, higher than the operating income in the comparable period of 2000.

     Net interest expense of $192,000 for the six months ended June 30, 2001 was $131,000 lower than net interest expense for the comparable 2000 period. This reduction was primarily related to the Company's reduction of its level of borrowings. Other income for the six-month period ended June 30, 2001 was $432,000 compared to other expense of $12,000 for the same period in the prior year. This increase is primarily attributable to the Company's one-time gain on the sale of a patent in the second quarter of 2001.

     Income tax expense for the six-month period ended June 30, 2001 was $994,000 compared to income tax expense of $402,000 for the same period in the prior year reflecting the increased operating income level for the first six months of 2001 and the one-time gain on the sale of a patent in 2001.

     As discussed above, the Company recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas operations of $165,000 after tax, or $.08 per basic and $.07 per diluted share, for the six months ended June 30, 2001 compared with a gain of $99,000 after tax, or $.05 per basic and diluted share, for the six months ended June 30, 2000.

     Liquidity and Capital Resources

     At June 30, 2001, the Company had cash and cash equivalents of $140,000 compared with $159,000 at December 31, 2000. The Company had $5.5 million of long-tem debt borrowed under its $18.5 million revolving credit facility at June 30, 2001 compared with $7.4 million of long-term debt at December 31, 2000. This decrease in long-term debt from December 31, 2000 to June 30, 2001 was attributable the Company's use of cash flow from continuing operations to reduce its borrowing level.

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

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its 2001 Annual Meeting of Stockholders on May 15,2001 at its offices in Allen, Texas. At such meeting, the Company's stockholders ratified the Board of Director's appointment of Arthur Andersen LLP as independent accountants with 1,709,263 shares voted for ratification, 12,946 voted against and 3,185 abstentions. The voting with respect to the nominees for election as directors was as follows:

           Nominee                     Votes For             Votes Withheld
           -------                     ---------             --------------
          John P. Stupp, Jr.           1,698,077                 27,317
          Roger F. Stebbing            1,698,077                 27,317

          The terms of the  following  directors  continued  after the  meeting:
          Richard O. Jacobson, Jerome J. McGrath, Hugh J. Morgan, Jr., Emile A. Battat and John H. P. Maley.

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None

          (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Atrion Corporation
                               ------------------
                                  (Registrant)


         Date:  August 13, 2001                  /s/ Emile A. Battat
                                                 -----------------------------
                                                 Emile A. Battat
                                                 Chairman, President and
                                                 Chief Executive Officer


         Date:  August 13, 2001                  /s/ Jeffery Strickland
                                                 -----------------------------
                                                 Jeffery Strickland
                                                 Vice President and
                                                 Chief Financial Officer