Form 10-Q
period 2001-09-30
ATRION CORP
filed 2001-11-13
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2001           Commission File Number 0-10763


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

                               YES _X_     NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Number of Shares Outstanding at
          Title of Each Class                          November 9, 2001
---------------------------------------          -------------------------------
Common stock, Par Value $0.10 per share                   2,079,050

                       ATRION CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I. Financial Information                                                  2

    Item 1. Financial Statements

                 Consolidated Statements of Income (Unaudited)
                     For the Three Months and Nine Months Ended
                     September 30, 2001 and 2000                               3

                 Consolidated Balance Sheets
                     September 30, 2001 (Unaudited) and December 31, 2000    4-5

                 Consolidated Statements of Cash Flows (Unaudited)
                     For the Nine Months Ended
                     September 30, 2001 and 2000                               6

                 Notes to Consolidated Financial Statements (Unaudited)        7

    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                       8

PART II.    Other Information                                                 12

    Item 6. Exhibits and Reports on
              Form 8-K                                                        12

SIGNATURES                                                                    13

                                     PART I


                              FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            Three Months Ended                       Nine Months Ended
                                                               September 30                             September 30
                                                   -------------------------------------    -------------------------------------
                                                            2001          2000                      2001          2000
                                                   (In thousands, except per share data)    (In thousands, except per share data)
                                                          --------      --------                  --------      --------
Revenues                                                  $ 15,418      $ 12,459                  $ 44,998      $ 38,487
Cost of goods sold                                           9,577         7,695                    27,864        23,603
                                                          --------      --------                  --------      --------
Gross profit                                                 5,841         4,764                    17,134        14,884
                                                          --------      --------                  --------      --------

Operating expenses:
   Selling expense                                           1,543         1,649                     5,027         5,482
   General and administrative                                2,082         1,546                     5,970         4,885
   Research and development                                    483           513                     1,479         1,553
                                                          --------      --------                  --------      --------
                                                             4,108         3,708                    12,476        11,920
                                                          --------      --------                  --------      --------

Operating income                                             1,733         1,056                     4,658         2,964
                                                          --------      --------                  --------      --------

Other income (expense):
   Interest expense, net                                       (25)         (173)                     (217)         (496)
   Other income (expense)                                        4             2                       437           (10)
                                                          --------      --------                  --------      --------
                                                               (21)         (171)                      220          (506)
                                                          --------      --------                  --------      --------

Income from continuing operations before
    provision for income taxes                               1,712           885                     4,878         2,458
Provision for income taxes                                     535           187                     1,529           589
                                                          --------      --------                  --------      --------

Income from continuing operations                            1,177           698                     3,349         1,869

Gain on disposal of discontinued operations,
    net of income taxes                                      5,326            30                     5,492           129
                                                          --------      --------                  --------      --------

Net income                                                $  6,503      $    728                  $  8,841      $  1,998
                                                          ========      ========                  ========      ========

Earnings per basic share:
   Continuing operations                                  $   0.57      $   0.34                  $   1.66      $   0.91
   Gain on disposal of discontinued operations                2.60          0.02                      2.72          0.06
                                                          --------      --------                  --------      --------
                                                          $   3.17      $   0.36                  $   4.38      $   0.97
                                                          ========      ========                  ========      ========

Weighted average basic shares outstanding                    2,048         2,033                     2,022         2,059
                                                          ========      ========                  ========      ========

Earnings per diluted share:
   Continuing operations                                  $   0.51      $   0.33                  $   1.50      $   0.87
   Gain on disposal of discontinued operations                2.33          0.01                      2.46          0.06
                                                          --------      --------                  --------      --------
                                                          $   2.84      $   0.34                  $   3.96      $   0.93
                                                          ========      ========                  ========      ========

Weighted average diluted shares outstanding                  2,290         2,128                     2,234         2,144
                                                          ========      ========                  ========      ========


The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                   September 30,    December 31,
                                                       2001             2000
Assets                                             (unaudited)
------                                             -----------      -----------
                                                          (In thousands)
Current assets:
   Cash and cash equivalents                         $   346          $   159
   Accounts receivable, net                            9,124            7,175
   Inventories                                        10,404           10,110
   Prepaid expenses and other                            633              752
                                                     -------          -------
                                                      20,507           18,196
                                                     -------          -------

Property, plant and equipment:
   Original cost                                      38,773           37,295
   Less accumulated depreciation and amortization     13,576           11,225
                                                     -------          -------
                                                      25,197           26,070
                                                     -------          -------

Deferred charges:
   Patents, net                                        2,784            3,012
   Goodwill, net                                      12,367           12,803
   Other                                               3,373            3,609
                                                     -------          -------
                                                      18,524           19,424
                                                     -------          -------

                                                     $64,228          $63,690
                                                     =======          =======


The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            September 30,    December 31,
                                                               2001             2000
Liabilities and Stockholders' Equity                        (unaudited)
------------------------------------                        ------------     ------------
                                                                    (In thousands)
Current liabilities:
   Accounts payable and accrued liabilities                   $  5,055         $  4,518
   Accrued income and other taxes                                  817              187
                                                              --------         --------
                                                                 5,872            4,705
                                                              --------         --------

Long-term debt                                                   2,387            7,400
                                                              --------         --------

Other noncurrent liabilities                                     2,825            7,571
                                                              --------         --------

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000,000 shares, issued 3,419,953 shares in
      2001 and 2000                                                342              342
   Paid-in capital                                               6,501            6,419
   Retained earnings                                            60,747           51,906
   Treasury shares,1,363,353 in 2001 and 1,427,660
      in 2000, at cost                                         (14,446)         (14,653)
                                                              --------         --------
       Total stockholders' equity                               53,144           44,014
                                                              --------         --------


                                                              $ 64,228         $ 63,690
                                                              ========         ========


The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Nine Months Ended
                                                                     September 30
                                                            -------------------------------
                                                                 2001             2000
                                                            --------------   --------------
                                                                    (In thousands)
Cash flows from operating activities:
   Net income                                                  $ 8,841          $ 1,998
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Gain on disposal of discontinued operations             (5,492)            (129)
        Depreciation and amortization                            3,429            3,128
        Deferred income taxes                                      203             (396)
        Other                                                       69              154
                                                               -------          -------
                                                                 7,050            4,755

        Change in current assets and liabilities:
           (Increase) in accounts receivable                    (1,949)            (458)
           (Increase) in other current assets                     (175)          (1,312)
           Increase in accounts payable                            277              488
           Increase in other current liabilities                 1,006              722
                                                               -------          -------
   Net cash provided by continuing operations                    6,209            4,195
   Net cash provided by discontinued operations                    165              129
                                                               -------          -------
                                                                 6,374            4,324
                                                               -------          -------

Cash flows from investing activities:
  Property, plant and equipment additions                       (2,068)          (1,915)
  Property, plant and equipment sales                              176              199
  Patent sale                                                      428             --
                                                               -------          -------
                                                                (1,464)          (1,716)
                                                               -------          -------

Cash flows from financing activities:
  Decrease in long-term indebtedness                            (5,013)          (1,617)
  Issuance of common stock                                         459               23
  Repurchase of common stock                                      (169)            (999)
                                                               -------          -------
                                                                (4,723)          (2,593)
                                                               -------          -------

Net change in cash and cash equivalents                            187               15
Cash and cash equivalents at beginning of period                   159               70
                                                               -------          -------
Cash and cash equivalents at end of period                     $   346          $    85
                                                               =======          =======

Cash paid for:
   Interest                                                    $   314          $   566
   Income taxes (net of refunds)                               $   895          $  (382)


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

(2)  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142,
     "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 establishes accounting and reporting standards  for  intangible  assets  acquired at  acquisition.  SFAS No. 142 specifies that goodwill will be evaluated for impairment and that amortization of goodwill will cease. Additionally, upon adoption of SFAS No. 142, the Company will be required to complete an initial assessment of goodwill impairment by June 30, 2002 with any impairment loss being recognized as the cumulative effect of a change in accounting principle, restating first quarter 2002 results, if necessary. As of September 30, 2001, the Company had goodwill of $12,367,000 and anticipates that goodwill amortization expense for 2001 will be approximately $600,000, or $400,000 after tax. Any impairment of goodwill could have a material impact on the Company's financial position or results of operations. The Company has not determined the impact of initial adoption of SFAS No. 142 on the Company's financial position or results of operations.

                       ATRION CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results for the three months ended September 30, 2001

     The Company's consolidated income from continuing operations for the quarter ended September 30, 2001 was $1,177,000, or $.57 per basic and $.51 per diluted share, compared with $698,000, or $.34 per basic and $.33 per diluted share, for the third quarter of 2000. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,047,535 in 2001 and 2,033,093 in 2000. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,289,880 in 2001 and 2,127,883 in 2000.

     Consolidated revenues of $15.4 million for the third quarter of 2001 were $3.0 million, or 24 percent, higher than revenues for the third quarter of 2000. This improvement is primarily attributable to increased demand for the Company's products, particularly when measured against the third quarter of 2000 which was the Company's weakest quarterly period that year. The Company expects revenue growth in the next several quarters to revert to more normal levels reflecting conditions in our industry. Gross profit of $5.8 million in the third quarter of 2001 was $1.1 million, or 23 percent, higher than in the comparable 2000 period. This increase in gross profit is primarily attributable to the previously mentioned revenue increase in the third quarter of 2001 over the third quarter of 2000.

     The Company's third quarter 2001 operating expenses of $4.1 million were $400,000 higher than the operating expenses for the third quarter of 2000. This increase was primarily the result of higher general and administrative (G&A) expenses partially offset by reductions in selling expenses in the current year period. G&A expenses for the third quarter of 2001 were $536,000 higher than G&A expenses for the same period in 2000 primarily as a result of increased spending on outside services, compensation and benefit programs. Selling expenses for the third quarter of 2001 were $106,000 lower than selling expenses for the third quarter of 2000 due to a partial reorganization of the sales team after September 30, 2000. Operating income of $1.7 million in the third quarter of 2001 was $677,000, or 64 percent, higher than operating income in the third quarter of 2000.

     Net interest expense of $25,000 for the three months ended September 30, 2001 was $148,000 lower than net interest expense for the comparable 2000 period. This reduction was primarily related to the Company's reduction of its level of borrowings and lower interest rates in 2001.

     Income tax expense for the third quarter of 2001 was $535,000 compared to income tax expense of $187,000 for the same period in the prior year. The increase in pretax income in the third quarter of 2001 was the primary contributor to the increase in income tax expense in that period.

     The Company recorded a non-cash gain from discontinued operations of $5,326,000 after tax, or $2.60 per basic and $2.33 per diluted share, for the third quarter of 2001 compared with a gain of $30,000 after tax, or $.02 per basic and $.01 per diluted share, for the third quarter of 2000. The third quarter 2001 gain resulted from the reversal of a reserve established when the Company disposed of its natural gas operations in 1997. The reversal followed the resolution of an outstanding contingency related to the sale of those assets.

     The third quarter of 2001 was the tenth consecutive quarter in which the Company's earnings per share from continuing operations exceeded those of the same period in the prior year. The Company anticipates that diluted earnings per share from continuing operations for 2001 will exceed the 2000 level by more than 50%.


     Results for the nine months ended September 30, 2001

     The Company's consolidated income from continuing operations for the nine months ended September 30, 2001 was $3.3 million, or $1.66 per basic and $1.50 per diluted share, compared with $1.9 million, or $.91 per basic and $.87 per diluted share, for the same period of 2000. The earnings per basic share computations are based on weighted average basic shares outstanding of 2,021,908 in 2001 and 2,058,622 in 2000. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 2,233,723 in 2001 and 2,143,606 in 2000.

     Consolidated revenues of $45.0 million for the first nine months of 2001 were $6.5 million, or 17 percent, higher than revenues for the same period of 2000. The increase in revenues for the nine-months ended September 30, 2001 was a result of improved revenues at all operations.

     Gross profit of $17.1 million for the nine-months ended September 30, 2001 was $2.3 million, or 15 percent, higher than in the comparable 2000 period. The previously mentioned increase in revenues was the primary contributor to this increase.

     The Company's operating expenses of $12.5 million for the first nine months of 2001 were $556,000 higher than the operating expenses for the same period of 2000. This increase was the result of increased G&A expenses partially offset by reductions in selling and other expenses in the current year period. G&A expenses for the first nine months of 2001 were $1.1 million higher than G&A expenses for the same period in 2000 primarily as a result of increased spending on outside services, compensation and benefit programs. Selling expenses for the nine-months ended September 30, 2001 were $455,000 lower than selling expenses for the comparable period of 2000 due to a partial reorganization of the sales team after September 30, 2000. Operating income of $4.7 million in the first nine months of 2001 was $1.7 million, or 57 percent, higher than the operating income in the comparable period of 2000.

     Net interest expense of $217,000 for the nine months ended September 30, 2001 was $279,000 lower than net interest expense for the comparable 2000 period. This reduction was primarily related to the Company's reduction of its level of borrowings and lower interest rates in 2001. Other income for the nine-month period ended September 30, 2001 was $437,000 compared to other expense of $10,000 for the same period in the prior year. This increase is primarily attributable to a one-time gain of $428,000 resulting from the sale of a patent that was recorded in the second quarter of 2001.

     Income tax expense for the nine-month period ended September 30, 2001 was $1.5 million compared to income tax expense of $589,000 for the same period in the prior year. The increase in pretax income in the nine-month period ended September 30, 2001 was the primary contributor to the increase in income tax expense in that period.

     The Company recorded a gain from discontinued operations relating to the sale of its natural gas operations of $5.5 million after tax, or $2.72 per basic and $2.46 per diluted share, for the nine months ended September 30, 2001 compared with a gain of $129,000 after tax, or $.06 per basic and diluted share, for the nine months ended September 30, 2000. The reversal in 2001 of a reserve established when the Company disposed of its natural gas operations in 1997, as reported above, is the primary contributor to the 2001 gain.


     Liquidity and Capital Resources

     At September 30, 2001, the Company had cash and cash equivalents of $346,000 compared with $159,000 at December 31, 2000. The Company had $2.4 million of long-tem debt under its $18.5 million revolving credit facility at September 30, 2001 compared with $7.4 million of long-term debt at December 31, 2000. This decrease in long-term debt from December 31, 2000 to September 30, 2001 resulted from the Company's use of cash flow from continuing operations to reduce its borrowing level. The term of the revolving credit facility was extended two years during the third quarter of 2002 and expires on November 11, 2004.

     As previously discussed, the Company recorded a non-cash gain from discontinued operations during the third quarter of 2001. The gain had no affect on the Company's cash position or the balance of its outstanding indebtedness and, as a result, it will not have any impact on earnings from continuing operations in future periods.

     The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's credit facility and debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for at least the foreseeable future.


     Forward-Looking Statements

     The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding revenue in the next several quarters, regarding diluted earnings per share from continuing operations for the year 2001, as well as future liquidity and capital resources.

     Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially including, but not limited to, the following: changing economic, market and business conditions, the uncertainties resulting from the events of September 11, 2001, acts of war or terrorism, market acceptance of the Company's products, the effects of governmental regulation, the impact of competition and new technologies, slower-than-anticipated introduction of new products or implementation of marketing strategies, changes in the prices or availability of raw materials, changes in product mix, product recalls, the ability to attract and retain qualified personnel and the loss of any significant customer. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             None

        (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Atrion Corporation
                               ------------------
                                  (Registrant)


     Date:  November 13, 2001                        /s/ Emile A. Battat
                                                     ---------------------------
                                                     Emile A. Battat
                                                     Chairman, President and
                                                     Chief Executive Officer



     Date:  November 13, 2001                        /s/ Jeffery Strickland
                                                     ---------------------------
                                                     Jeffery Strickland
                                                     Vice President and
                                                     Chief Financial Officer