Form 10-K
period 2001-12-31
ATRION CORP
filed 2002-03-26
CIK 701288

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
                         Commission File Number 0-10763

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

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                           Name of Each Exchange
Title of Each Class                                         on Which Registered
-------------------                                        ---------------------
       NONE                                                         NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                                 Title of Class
                          Common Stock, $.10 Par Value

                             -----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES__X__        NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant at March 1, 2002 was $45,135,272 based on the last reported sales price of the common stock on the Nasdaq National Market on such date.

Number of shares of Common Stock outstanding at March 1, 2002: 1,695,271.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2002 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.


================================================================================

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                   ----------

                                TABLE OF CONTENTS

   ITEM                                                                     PAGE
   ----                                                                     ----
PART I.....................................................................  1

   ITEM 1.   BUSINESS......................................................  1
   ITEM 2.   PROPERTIES....................................................  9
   ITEM 3.   LEGAL PROCEEDINGS.............................................  9
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  9
   EXECUTIVE OFFICERS OF THE COMPANY....................................... 10

PART II.................................................................... 11

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS........................................... 11
   ITEM 6.   SELECTED FINANCIAL DATA....................................... 11
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................... 12
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK................................................... 16
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 17
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE........................ 33

PART III................................................................... 34

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 34
   ITEM 11.  EXECUTIVE COMPENSATION........................................ 34
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................... 34
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 34

PART IV.................................................................... 35

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K...................................................... 35

SIGNATURES................................................................. 37

EXHIBIT INDEX.............................................................. 39

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                     PART I

ITEM 1.       BUSINESS

General

Atrion Corporation ("Atrion" or the "Company") designs, develops, manufactures, markets, sells and distributes products and components, primarily for the medical and healthcare industry. The Company's current operations are conducted through three subsidiaries, Atrion Medical Products, Inc. ("Atrion Medical Products"), Halkey-Roberts Corporation ("Halkey-Roberts") and Quest Medical, Inc. ("Quest Medical"). The Company also owns AlaTenn Pipeline Company LLC ("AlaTenn Pipeline") which owns and operates a gaseous oxygen pipeline and Atrion Leasing Company LLC ("Atrion Leasing") which is engaged in leasing activities. These two non-medical activities are small and incidental to the overall operations of the Company. Halkey-Roberts also has a line of non-medical components that are sold for use in aviation and marine safety products.

Atrion Medical Products' business, which is the design, development, manufacturing, marketing, sale and distribution of medical products, has been in operation for more than 30 years. Its products are used in ophthalmic, diagnostic and cardiovascular procedures and are sold primarily to major health care companies which market and distribute Atrion Medical Products' products, in conjunction with their name-brand products, to hospitals, clinics, surgical centers, physicians and other health care providers. While soft contact lens storage and disinfection systems are its more mature ophthalmic products, Atrion Medical Products continues to be a leading manufacturer and supplier of such products. Soft lens storage and disinfection systems accounted for 18.7%, 16.4% and 15.0% of the Company's total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. A growing area of sales for Atrion Medical Products is its line of ophthalmic surgical procedure kits that are assembled and distributed for several of its major customers. Products sold to other healthcare companies by Atrion Medical Products include a line of inflation devices used primarily in percutaneous balloon angioplasty procedures and diagnostic devices used to test blood platelet function and to obtain blood samples for the measurement of blood sugar. Atrion Medical Products also markets a line of name-brand products, called LacriCATH(R), which is used in a less invasive surgical procedure for the treatment of epiphora, or excessive tearing of the eye. These products are sold through commissioned sales agents. Atrion Medical Products' design and engineering team assists its OEM customers in the development of products.

Halkey-Roberts, which has been in operation for 58 years, designs, develops, manufactures and sells proprietary medical device components used to control the flow of fluids and gases. Its valves and clamps are used in a wide variety of hospital and outpatient care products, such as Foley catheters, pressure cuffs, dialysis and blood collection sets and drug delivery systems. Within the past several years, Halkey-Roberts has introduced a line of needleless valves designed to eliminate the use of needles by health care providers in many routine procedures. These products use a patented design and proprietary assembly technology. Halkey-Robertshas also applied its fluid control technology to inflation valves used in marine and aviation safety products. These components are used primarily in inflatable life vests and rafts. Working closely with its customers, Halkey-Roberts has developed an innovative line of products and is a leader in each of its major markets.

Quest Medical manufactures and sells several medical product lines, including cardiovascular products (such as pressure control valves, filters and surgical retracting tapes, aortic punches and catheters), specialized intravenous fluid delivery tubing sets and accessories and pressure monitoring kits used primarily in labor and delivery. Quest Medical also manufactures and sells the MPS(R) myocardial protection system ("MPS"), an innovative and sophisticated system for the delivery of solutions to the heart during open-heart surgery. The MPS integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible management of this process indicating improved patient outcomes. The MPS employs advanced pump, temperature control and microprocessor technologies and includes a line of disposable products.

The Company has Food and Drug Administration ("FDA") approval for the use of the MPS in cardiac surgeries in which the beating of the heart is not interrupted ("beating-heart surgery") and no heart-lung machine is needed. This less-invasive method of surgery is beneficial to the patient but more challenging to the surgeon who must rely on the heart to provide coronary and systemic circulation throughout surgery. The Company believes that the use of the MPS offers a distinct safety advantage during beating-heart surgery by enhancing the coronary blood flow and infusing additives, as needed, directly to the heart during the surgery. To date, response to the use of MPS in beating-heart surgery has been positive. The Company expects an increasing use of beating-heart surgery in the place of conventional open-heart surgery over the next several years. While continuing to promote the use of the MPS in conventional open-heart surgery, the Company is actively promoting the use of the MPS for beating-heart surgery.

AlaTenn Pipeline owns and operates a 22-mile high-pressure steel pipeline in north Alabama that transports gaseous oxygen from an industrial gas producer to one of its customers.

Marketing and Major Customers

Atrion Medical Products and Halkey-Roberts utilize sales managers to market their products to other manufacturers for use as components in their consumer products. Atrion Medical Products also uses commissioned sales agents for the marketing of LacriCATH products. Quest Medical is currently marketing the MPS and related disposables through a direct sales force as well as through specialty distributors. Most of Quest Medical's other products are marketed directly by telemarketing, independent sales representatives, marketing arrangements with certain distributors and, to a lesser extent, through direct mail. The Company periodically advertises its products in trade journals. In addition, the Company routinely attends and participates in trade shows throughout the United States and internationally.

During 2001, various products sold to several divisions of Novartis accounted for approximately 19% of the Company's revenues, and Novartis was the only customer accounting for more than 10 percent of the Company's revenues. The loss of this customer would have a material adverse impact on the Company's business, financial condition and results of operations.

Manufacturing

The Company's medical products and other components are produced at plants in Arab, Alabama, St. Petersburg, Florida and Allen, Texas. The plants in Arab and St. Petersburg both utilize plastic injection molding and specialized assembly as their primary manufacturing processes. The Company's other manufacturing processes consist of the assembly of standard and custom component parts and the testing of completed products.

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

The Company's medical device operations are ISO9001 and EN46001 certified and are subject to FDA jurisdiction. The Company's products are used throughout the world and, during 2001, approximately 33 percent of the Company's total revenues were from sales to parties outside the United States.

Research and Development

The Company believes that a well-targeted research and development program is an essential part of the Company's activities, and the Company is currently engaged in a number of research and development projects. The objective of the Company's program is to develop new products in the Company's current product lines, improve current products and develop new product lines. Recent major development projects include, but are not limited to, a needleless injection site product designed to eliminate the use of needles by health care providers, a product designed for safe needle disposal and an automatic inflation device for use on life vests in the marine recreation industry. The Company expects to incur additional research and development expenses in 2002 for various projects, including further development of the MPS.

The Company's consolidated research and development expenditures for the years ended December 31, 2001, 2000 and 1999 were $1,911,000, $2,054,000, and
$2,601,000 respectively.

Availability of Supplies and Raw Materials

The Company subcontracts with various suppliers to provide it with the quantity of component parts necessary to assemble its products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources that manufacture these components from the Company's toolings. The Company believes that there are satisfactory alternative sources for single-sourced components, although a sudden disruption in supply from one of these suppliers could adversely affect the Company's ability to deliver finished products on time. The Company owns the molds used for production of a majority of the components used in specialized tubing sets and cardiovascular products. Consequently, in the event of supply disruption, the Company would be able to fabricate its own components or subcontract with another supplier, albeit after a delay in the production process. Atrion Medical Products and Halkey-Roberts purchase various types of high-grade resins and other components for their manufacturing processes from various suppliers. The resins are readily available materials and, while the Company is selective in its choice of suppliers, it believes that there are no significant restrictions or limitations on supply. AlaTenn Pipeline is under no obligation to provide a gas supply to its customer.

Patents and License Agreements

The commercial success of the Company is dependent, in part, on its ability to continue to develop patentable products, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company currently has 184 active patents and 23 patent applications pending on products that are either being sold or are in development. The Company receives royalty payments on three patents that are licensed to outside parties. The Company has obtained licenses to the rights from outside parties to two patents relating to the LacriCATH product line. All of these patents and pending patents relate to current products being sold by the Company or to products in evaluation stages.

Others may challenge the validity of any patents issued to the Company, and the Company could encounter legal and financial difficulties in enforcing its patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render the Company's patents less valuable or obsolete. With the possible exception of the patent relating to one of the Company's more mature products, the loss of any one patent would not have a material adverse effect on the Company's current revenue base. Although the Company does not believe that patents are the sole determinant in the commercial success of its products, the loss of a significant percentage of its patents or its patents relating to a specific product line, particularly the MPS product line, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The medical device industry is characterized by extensive intellectual property litigation, and companies in the medical products industry sometimes use intellectual property litigation to gain a competitive advantage. Intellectual property litigation, regardless of outcome, is often complex and expensive, and the outcome of this litigation is generally difficult to predict. While the Company is not currently involved in any significant litigation, an adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Atrion Medical Products manufactures products for certain major health care companies and is dependent on several customers for the majority of its sales. Because its products are somewhat limited in number and normally are only a component of the ultimate product sold by its customers, Atrion Medical Products is dependent on its ability to meet the requirements of those major healthcare companies and must continually be attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. This risk is somewhat minimized by Atrion Medical Products' ability to obtain long-term, exclusive manufacturing rights while its customers have long-term marketing rights. Atrion Medical Products depends on the sales and marketing efforts of those customers to sell their products. Therefore, Atrion Medical Products seeks highly successful companies with which to do business.

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

The United States is the principal market for the LacriCATH product. There is no direct competition in the United States where both the product and surgical procedure are patent-protected. LacriCATH products are marketed directly to ophthalmologists through commissioned sales agents. The LacriCATH line is marketed to a large base of customers and is not dependent on a single customer.

Halkey-Roberts competes in the medical products market and in the market for inflation devices used in marine and aviation equipment. In the medical products market, Halkey-Roberts is a leading provider of check valves and medical clamps and has only one major competitor for each of those products. In the inflation device market, Halkey-Roberts is the dominant provider in its market areas. With the exception of one large company, Halkey-Roberts' competitors in both of these markets generate less than $50 million annually in revenues.

Numerous companies compete with Quest Medical in the sale of cardiovascular products, specialized tubing sets and pressure monitoring kits. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than Quest Medical. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of Quest Medical's competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, HMOs and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. In addition, Quest Medical's competitors may use price reductions to preserve market share in their product markets. The Company is not aware of any [integrated] cardioplegia delivery system currently being marketed that competes with the MPS.

Government Regulation

Products

The manufacture and sale of medical products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. The research and development, manufacturing, promotion, marketing and distribution of medical products in the United States are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder ("FDC Act and Regulations"). The Company's medical product subsidiaries and certain of their customers are subject to inspection by the FDA for compliance with such regulations and procedures. Atrion Medical Products' and Quest Medical's facilities are registered with the FDA.

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, total or partial suspension of production, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. The Company's medical products subsidiaries and certain of their customers are subject to these inspections. The Company believes that it has met all FDA requirements [, and it also believes that its medical device OEM customers are in compliance]; however, if the Company or its OEM medical device customers should fail the FDA inspections, it could have a material adverse impact on the Company's business, financial condition and results of operations.

Under the FDA's requirements, if a manufacturer can establish that a newly-developed device is "substantially equivalent" to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established or if the FDA determines that the device requires a more rigorous review, the FDA will require that the manufacturer submit a premarket approval ("PMA") that must be reviewed and approved by the FDA prior to marketing and sale of the device in the United States. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several or more years from the date of FDA submission. Both a 510(k) and a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. The Company believes that it [and all of its current medical device OEM customers] is in compliance with these rules; however, there is no assurance that the Company or its OEM customers are now, or will continue to be, in compliance with such rules. If the Company or its customers do not meet these standards, the Company's financial performance could be adversely affected. Furthermore, delays by the FDA in approving a product or a customer's product could delay the Company's expectations for future sales of certain products.

Certain products manufactured by Halkey-Roberts are also subject to regulation by the Coast Guard and the Federal Aviation Administration and similar organizations in foreign countries which regulate the safety of marine and aviation equipment.

Third-Party Reimbursement and Cost Containment

In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. Accordingly, the Company is dependent, in part, upon the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's products are used. Third-party payors may deny reimbursement if they determine that a prescribed product has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate.

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

Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

Political, economic and regulatory influences are continuing to subject the health care industry in the United States to fundamental change. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to continue demanding reduced costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on its business.

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

Certain of the Clinical Advisors are employed by academic institutions and may have commitments to, or consulting or advisory agreements with, other entities that may limit their availability to the Company. The Clinical Advisors may also serve as consultants to other medical device companies. The Clinical Advisors are not expected to devote more than a small portion of their time to the Company.

People

At February 28, 2002, the Company had 443 full-time employees. Employee relations are good and there has been no work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.

ITEM 2. PROPERTIES

The headquarters of the Company are located in Allen, Texas in a Company-owned facility. Quest Medical's office, manufacturing and warehouse activities are located at the Company's headquarters facility in Allen, Texas. This facility consists of a 108,000-square-foot office, manufacturing and warehouse building situated on approximately 14.8 acres and 4.3 acres adjacent to such property which are unimproved. Atrion Medical Products owns three office buildings and a manufacturing facility that are located on a 67-acre site in Arab, Alabama. The three office buildings house administrative, engineering and design operations, and the manufacturing facility contains approximately 112,000 square feet of manufacturing space. Halkey-Roberts has a ten-year operating lease that commenced in May 1996 on a manufacturing and administrative facility located on a 7-acre site in St. Petersburg, Florida. The facility consists of approximately 72,000 square feet.

AlaTenn Pipeline owns and operates a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their property was the subject as of February 28, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Executive Officers of the Company

         Name              Age                            Title
         ----              ---                            -----
Emile A. Battat            64           Chairman,  President and Chief Executive
                                        Officer of the Company and Chairman or President of all subsidiaries

Jeffery Strickland         43           Vice   President  and  Chief   Financial
                                        Officer,  Secretary and Treasurer of the
                                        Company    and   Vice    President    or
                                        Secretary-Treasurer of all subsidiaries

The persons who are identified as executive officers of the Company currently serve as officers of the Company and all subsidiaries. The officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries will expire at the time such meetings of the Board of Directors of the Company and its subsidiaries are held, which is anticipated to be in May 2002.

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

Brief Account of Business Experience During the Past Five Years

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The  Company's  common  stock is traded on the Nasdaq  National  Market  (Symbol
ATRI). As of March 7, 2002, the Company had approximately 1,500 stockholders, including beneficial owners holding shares in "nominee" or "street" name. The high and low closing prices as reported by Nasdaq for each quarter of 2000 and 2001 are shown below.

    Year Ended
    December 31, 2000:                             High               Low
    ------------------                             ----               ---
    First Quarter                                $ 12.38            $ 10.00
    Second Quarter                               $ 12.94            $ 10.75
    Third Quarter                                $ 12.94            $ 12.06
    Fourth Quarter                               $ 15.00            $ 10.63

    Year Ended
    December 31, 2001:                             High               Low
    ------------------                             ----               ---
    First Quarter                                $ 15.88            $ 13.75
    Second Quarter                               $ 25.74            $ 15.19
    Third Quarter                                $ 25.70            $ 19.51
    Fourth Quarter                               $ 38.05            $ 23.39

No dividends were declared or paid during 2001, and the Company presently has no plans to pay cash dividends. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data
(In thousands, except per share amounts)

---------------------------------------------------------------------------------------------------------------------
                                          2001            2000           1999             1998            1997
---------------------------------------------------------------------------------------------------------------------
Revenues                                $57,605         $51,447         $49,917         $43,397          $30,277

Income (loss) from continuing
     operations                           4,262           2,663           2,128           1,478           (2,045)(a)

Net income                                9,754(b)        2,792           2,293           2,140           17,170(a)

Total assets                             64,287          63,690          64,640          60,415           60,942

Long-term debt                           17,125           7,400          10,417              --              203

Income (loss) from continuing
     operations, per basic share           2.10            1.30            0.82            0.46            (0.63)

Net income per basic share                 4.80(b)         1.36            0.88            0.67             5.33

Dividends per share                          --              --              --              --             0.60

Average basic shares outstanding          2,033           2,047           2,593           3,203            3,224
---------------------------------------------------------------------------------------------------------------------

a The 1997 amounts include an impairment loss of $3.0 million after tax and a charge for a product replacement program of $.7 million after tax.

b Includes a $5.5 million after-tax gain ($ 2.70 per share) from discontinued operations (See Note 2)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's income from continuing operations was $4.3 million or $2.10 per basic and $1.88 per diluted share in 2001 compared to income from continuing operations of $2.7 million or $1.30 per basic and $1.25 per diluted share in 2000 and $2.1 million or $.82 per basic and $.81 per diluted share in 1999. Net income, including discontinued operations, totaled $9.8 million or $4.80 per basic and $4.30 per diluted share in 2001 compared with $2.8 million or $1.36 per basic and $1.31 per diluted share in 2000 and $2.3 million or $.88 per basic and $.87 per diluted share in 1999.

Operating revenues were $57.6 million in 2001 compared with $51.4 million in 2000 and $49.9 million in 1999. The 12% revenue increase in 2001 over the prior year reflected increases in revenues in most of the Company's major product lines. The areas which realized the greatest percentage increases included the Company's ophthalmology products, kitting operations and the MPS product line. The 3% revenue growth experienced in 2000 was led by these same product lines. However, unusually large product shipments in late 1999 to some of the Company's significant customers that were building up inventory levels of some of its other products negatively impacted 2000 revenues and significantly reduced revenue growth between those years.

The Company's cost of sales was $35.8 million in 2001 compared with $31.6 million in 2000 and $30.3 million in 1999. The increase in cost of sales for 2001 over 2000 and for 2000 over 1999 was primarily related to the increased sales mentioned above and the impact of increased manufacturing volumes.

Gross profits were $21.8 million in 2001 compared with $19.9 million in 2000 and $19.6 million in 1999. The increase in gross profit in 2001 over 2000 and in 2000 over 1999 was primarily the result of the above mentioned revenue increases. The Company's gross profit in 2001 was 38 percent of revenues compared with 39 percent of revenues in 2000 and in 1999. The decline in gross profit percentage in 2001 from the prior years was primarily due to increased costs of a specialty resin used in one of the Company's major products. This increase was caused by a temporary shortage of supply of the resin caused by an explosion at the supplier's plant. This problem was resolved at the end of 2001 and prices for this resin have since returned to normal.

Operating expenses were $16.0 million in 2001 compared with $15.6 million in 2000 and $16.5 million in 1999. The increase in operating expenses from 2000 to 2001 was primarily attributable to increased General and Administrative (G&A) expenses offset partially by reductions of Selling expenses and, to a lesser extent, Research and Development (R&D) expenses. G&A expenses for 2001 were $1.3 million higher than G&A expenses for 2000 primarily as a result of higher spending on outside services, compensation and benefit programs. The decrease in Selling expenses in 2001 from 2000 of $762,000 was primarily related to reductions in compensation and benefit programs and travel-related expenses. R&D expenses were $143,000 lower for 2001 compared with 2000 primarily as a result of reduced spending on outside services and qualification materials. The decrease in operating expenses from 1999 to 2000 was primarily attributable to reduced G&A expenses and reduced R&D expenses partially offset by increased Selling expenses. G&A expenses for 2000 were $446,000 less than the prior year primarily as a result of reduced spending on outside services and compensation and benefit programs. R&D expenses were $547,000 lower for 2000 as compared with 1999. This reduction resulted primarily from the Company's reduced R&D efforts on non-core products with limited market potential.

The Company's operating income for 2001 was $5.8 million compared with $4.2 million in 2000 and $3.1 million in 1999. Revenue growth, cost containment and cost reduction activities were the major contributors to the operating income improvements during the three-year period.

Net interest expense was $223,000 in 2001 compared to $654,000 in 2000 and $257,000 in 1999. The reduction in 2001 from 2000 was primarily related to lower interest rates and the Company's lower average borrowing level in 2001. The Company's borrowing of funds under its revolving credit facility in late December 2001 in connection with its repurchase of outstanding common stock of the Company under a tender offer is expected to result in increased interest expense in 2002. The increase in interest expense from 1999 to 2000 was primarily attributable to the higher average borrowing level in 2000 caused by additional borrowings under the Company's revolving credit facility to fund its repurchases of outstanding common stock of the Company during 1999 and 2000. The increase in other income in 2001 is primarily related to the Company's one-time pre-tax gain of $428,000 on the sale of a patent.

Income tax expense in 2001 totaled $1,803,000 compared with $923,000 in 2000 and $741,000 in 1999. The differences between years reflect changes in pre-tax income between the respective years.

The Company believes that 2002 revenues at all operations will be higher than 2001 revenues at those operations and that the cost of goods sold, gross profit, operating income, net interest expense and income from continuing operations will each be higher in 2002 than in 2001.


Discontinued Operations

During 1997, the Company sold all of its natural gas operations. The financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The financial statements also reflect an after-tax gain on disposal of these discontinued operations of $5.5 million or $2.70 per basic and $2.42 per diluted share in 2001, $.1 million or $.06 per basic and diluted share in 2000 and $.2 million or $.06 per basic and diluted share in 1999.

In addition to the initial consideration received in 1997 upon the sale of the natural gas operations, certain annual contingent deferred payments of up to $250,000 per year were to be paid to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by the purchaser from certain gas transportation contracts. The Company received deferred payments of $250,000 each, before tax from the purchaser in April 1999, 2000 and 2001 which are reflected in each year as a gain from discontinued operations of $165,000, net of tax. The 2001 gain also includes a $5,326,000 non-cash gain from reversal of a reserve established when the Company disposed of its natural gas operations in 1997. This reversal in the third quarter of 2001 followed the resolution of an outstanding contingency related to the sale of those assets. The 2000 gain reflected above is net of a $36,000 loss related to the sale of certain residual properties associated with the Company's natural gas operations.

Liquidity and Capital Resources

The Company has a $25 million revolving credit facility (the "Credit Facility") with a regional bank to be utilized for the funding of operations and for major capital projects or acquisitions subject to certain limitations and restrictions (see Note 3 of Notes to Consolidated Financial Statements). Borrowings under the Credit Facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. At December 31, 2001 the Company had outstanding borrowings of $17.1 million under the Credit Facility. The Credit Facility, which expires November 12, 2004 and may be extended under certain circumstances, contains various restrictive covenants none of which is expected to impact the Company's liquidity or capital resources.

As of December 31, 2001, the Company had cash and cash equivalents of $542,000 compared with $159,000 at December 31, 2000. The Company had long-term debt as of December 31, 2001 of $17.1 million compared with $7.4 million as of December 31, 2000. The increase in cash and cash equivalents from December 31, 2000 to December 31, 2001 was primarily funded by net cash from operating activities and borrowings under the Company's Credit Facility remaining after repurchases of outstanding common stock of the Company and purchases of new machinery. The increase in long-term debt from December 31, 2000 to December 31, 2001 was primarily related to a $17.4 million repurchase of outstanding common stock of the Company under a tender offer in December 2001. Cash provided by continuing operations increased to $8.7 million in 2001 compared to $7.4 million in 2000 and $5.3 million in 1999. Capital expenditures for property, plant and equipment for continuing operations totaled $2.8 million in 2001 compared with $3.3 million in 2000 and $12.1 million in 1999. Included in the 1999 capital expenditure amount was $6.5 million for the purchase of the Company's Allen, Texas facility.

As previously discussed, the Company recorded a non-cash gain from discontinued operations during 2001. The gain had no effect on the Company's cash position or the balance of its outstanding indebtedness and it will not have any impact on earnings from continuing operations in future periods.

The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's Credit Facility, supplemented, if necessary, with equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for at least the foreseeable future.

Companies sometimes establish legal entities for a specific business transaction or activity in the form of a Special Purpose Entity (SPE). SPEs may be used to facilitate off-balance sheet financing, acquiring financial assets, raising cash from owned assets and similar transactions. The Company has no SPEs, no off-balance sheet financing arrangements or any derivative financial instruments.

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

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No.144. The impact to the Company for these items is described in Note 1 of our Notes to Consolidated Financial Statements.

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions.

Inventories are stated at the lower of cost or market value. The Company records provisions for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuations.

The Company assesses the impairment of long-lived assets, identifiable intangibles and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This review is based upon projections of anticipated future cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows or future changes in the Company's business plan could materially affect its evaluations. No such changes are anticipated at this time.

Forward-looking Statements

The statements in this Management's Discussion and Analysis and elsewhere in this Annual Report that are forward looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding future revenues, cost of sales, gross profit, operating income, net interest expense, income from continuing operations, cash flows from operations, and availability of equity and debt financing. Words such as "anticipates," "believes," "intends," "expects" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company's ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; product liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company has an $25.0 million credit facility with a regional bank. Borrowings under the Credit Facility bear interest at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. The Company is subject to interest rate risk based on an adverse change in the 30-day, 60-day or the 90-day LIBOR. At December 31, 2001, the Company had borrowings under the Credit Facility of $17.1 million. A one percent increase in the market interest rate would reduce the Company's annual pretax income by approximately $171,000 at the current borrowing level.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Atrion Corporation:

We have audited the accompanying consolidated balance sheets of Atrion Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/Arthur Andersen LLP

Atlanta, Georgia
February 25, 2002

                        CONSOLIDATED STATEMENTS OF INCOME
             (For the years ended December 31, 2001, 2000 and 1999)

-------------------------------------------------------------------------------------------------------------
                                                               2001                2000                1999
-------------------------------------------------------------------------------------------------------------
                                                               (In thousands, except per share amounts)
Revenues                                                     $ 57,605            $ 51,447            $ 49,917
Cost of Goods Sold                                             35,777              31,561              30,337
-------------------------------------------------------------------------------------------------------------
Gross Profit                                                   21,828              19,886              19,580
-------------------------------------------------------------------------------------------------------------

Operating Expenses:
      Selling                                                   6,248               7,010               6,841
      General and administrative                                7,849               6,576               7,022
      Research and development                                  1,911               2,054               2,601
-------------------------------------------------------------------------------------------------------------
                                                               16,008              15,640              16,464
-------------------------------------------------------------------------------------------------------------

Operating Income                                                5,820               4,246               3,116

Interest Expense, net                                            (223)               (654)               (257)

Other Income (Expense), net                                       468                  (6)                 10
-------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Provision
  for Income Taxes                                              6,065               3,586               2,869

Income Tax Provision (Note 4)                                  (1,803)               (923)               (741)
-------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                               4,262               2,663               2,128

Gain on Disposal of Discontinued Operations,
  net of tax (Note 2)                                           5,492                 129                 165
-------------------------------------------------------------------------------------------------------------

Net Income                                                   $  9,754            $  2,792            $  2,293
=============================================================================================================

Earnings Per Basic Share:
      Continuing operations                                  $   2.10            $   1.30            $   0.82
      Discontinued operations                                    2.70                0.06                0.06
-------------------------------------------------------------------------------------------------------------

Net Income Per Basic Share                                   $   4.80            $   1.36            $   0.88
=============================================================================================================

Weighted Average Basic Shares Outstanding                       2,033               2,047               2,593
=============================================================================================================

Earnings Per Diluted Share:
      Continuing Operations                                  $   1.88            $   1.25            $   0.81
      Discontinued operations                                    2.42                0.06                0.06
-------------------------------------------------------------------------------------------------------------

Net Income Per Diluted Share                                 $   4.30            $   1.31            $   0.87
=============================================================================================================

Weighted Average Diluted Shares Outstanding                     2,272               2,135               2,631
=============================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2001 and 2000

--------------------------------------------------------------------------------------------------
Assets:                                                                           2001      2000
--------------------------------------------------------------------------------------------------
                                                                                   (In thousands)
Current Assets:
    Cash and cash equivalents                                                    $   542   $   159
    Accounts receivable, net                                                       7,559     7,175
    Inventories, net (Note 1)                                                     11,114    10,110
    Prepaid expenses                                                               1,463       575
--------------------------------------------------------------------------------------------------
                                                                                  20,678    18,019
--------------------------------------------------------------------------------------------------

Property, Plant and Equipment:
    Original cost (Note 1)                                                        39,866    37,472
    Less accumulated depreciation and amortization                                14,488    11,225
--------------------------------------------------------------------------------------------------
                                                                                  25,378    26,247
--------------------------------------------------------------------------------------------------

Other Assets and Deferred Charges:
    Patents, net of accumulated amortization of $6,543 and $6,238 in
      2001 and 2000, respectively (Note 1)                                         2,707     3,012
    Goodwill, net of accumulated amortization of $4,114 and $3,511 in
      2001 and 2000, respectively (Note 1)                                        12,216    12,803
    Other                                                                          3,308     3,609
--------------------------------------------------------------------------------------------------
                                                                                  18,231    19,424
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                                                                 $64,287   $63,690
==================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:                                              2001        2000
------------------------------------------------------------------------------------------------------
                                                                                    (In thousands)
Current Liabilities:
    Accounts payable and accrued liabilities                                     $  5,337    $  4,518
    Accrued income and other taxes                                                    109         187
------------------------------------------------------------------------------------------------------
                                                                                    5,446       4,705
------------------------------------------------------------------------------------------------------

Long-term Debt (Note 3)                                                            17,125       7,400
------------------------------------------------------------------------------------------------------

Other Liabilities and Deferred Credits:
    Deferred income taxes (Note 4)                                                  1,576       6,470
    Other                                                                             965       1,101
------------------------------------------------------------------------------------------------------
                                                                                    2,541       7,571
------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 12)

Stockholders' Equity:
    Common stock, par value $0.10 per share, authorized
      10,000,000 shares, issued 3,419,953 shares in 2001 and 2000 (Note 5)            342         342
    Paid-in capital                                                                 7,991       6,419
    Retained earnings (Note 8)                                                     61,660      51,906
    Treasury shares, 1,732,032 shares in 2001 and 1,427,660 shares
      in 2000, at cost (Note 5)                                                   (30,818)    (14,653)
------------------------------------------------------------------------------------------------------
                                                                                   39,175      44,014
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
                                                                                 $ 64,287    $ 63,690
======================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (For the years ended December 31, 2001, 2000 and 1999)

---------------------------------------------------------------------------------------------------------------
                                                                     2001             2000             1999
---------------------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
Cash Flows From Operating Activities:
   Net income                                                     $  9,754          $  2,792          $  2,293
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain on disposal of discontinued operations (Note 2)           (5,492)             (129)             (165)
     Depreciation and amortization                                   4,569             4,119             3,975
     Deferred income taxes                                             316                77               593
     Tax benefit related to stock plans                              1,238                --                --
     Other                                                            (262)             (242)             (744)
---------------------------------------------------------------------------------------------------------------
                                                                    10,123             6,617             5,952
---------------------------------------------------------------------------------------------------------------
   Changes in current assets and liabilities:
     Decrease (increase) in accounts receivable                       (384)              592              (489)
     Increase in other current assets                               (1,893)             (575)             (184)
     Increase (decrease) in accounts payable                           253               170               (35)
     Increase in other current liabilities                             605               578                13
---------------------------------------------------------------------------------------------------------------
   Net cash provided by continuing operations                        8,704             7,382             5,257

   Net cash provided by discontinued operations
       (Note 2)                                                        165               165               165
---------------------------------------------------------------------------------------------------------------
                                                                     8,869             7,547             5,422
---------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Property, plant and equipment additions, net                     (2,808)           (3,289)          (12,102)
   Patent Sale                                                         428                --                --
   Proceeds from disposal of discontinued operations                    --               199                --
---------------------------------------------------------------------------------------------------------------
                                                                    (2,380)           (3,090)          (12,102)
---------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
   Net increase (decrease) in long-term indebtedness                 9,725            (3,017)           10,214
   Issuance of treasury stock                                        1,778                85                --
   Purchase of treasury stock                                      (17,609)           (1,436)           (9,099)
---------------------------------------------------------------------------------------------------------------
                                                                    (6,106)           (4,368)            1,115
---------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                383                89            (5,565)

Cash and cash equivalents, beginning of year                           159                70             5,635
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                            $    542          $    159          $     70
===============================================================================================================

Cash paid for:
   Interest (net of capitalized amounts)                          $    272          $    746          $    283

   Income taxes (net of refunds)                                     1,217                 4               186
---------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               Atrion Corporation
                   Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

      Atrion Corporation designs, develops, manufactures and markets products primarily for the medical and healthcare industry. As of December 31, 2001 the principal subsidiaries of the Company through which it conducted its operations were Quest Medical, Inc., Atrion Medical Products, Inc. and Halkey-Roberts Corporation.

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

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                                     December 31,
                                               2001               2000
            --------------------------------------------------------------
            Raw materials                   $   6,188         $   5,483
            Finished goods                      4,189             3,778
            Work in process                       888               980
            Reserve for obsolescence             (151)             (131)
            --------------------------------------------------------------
            Net inventory                   $  11,114         $  10,110
            ==============================================================

      Property, Plant and Equipment

      Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to 30 years. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost as of December 31, 2001 and 2000 (in thousands):

                                                           December 31,
                                                         2001       2000
            ---------------------------------------------------------------
            Land                                      $  1,506    $  1,506
            Buildings                                   10,834      10,578
            Machinery and equipment                     27,526      25,388
            ---------------------------------------------------------------
            Total property, plant and equipment       $ 39,866    $ 37,472
            ===============================================================

      Depreciation expense of $3,743,000, $3,225,000 and $3,079,000 was recorded for the years ended December 31, 2001, 2000 and 1999, respectively.

      Goodwill and Patents

      Goodwill represents the excess of cost over the fair market value of tangible and identifiable intangible net assets acquired. Values assigned to patents were agreed to at

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      the time of the acquisition between selling and acquiring parties. Through December 31, 2001, goodwill was being amortized over 25 years. Patents are being amortized over the remaining lives of the individual patents, which are 5 to 15 years. Goodwill and patents, as well as other long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as determined based on the undiscounted cash flows of the operations acquired over the remaining amortization period. There were no impairments recorded in the periods presented. Management of the Company will continue to evaluate the realizability of its intangible and other long-lived assets as changes in the medical and healthcare industry take place.

      Research and Development Costs

      Research and development costs relating to the development of new products and improvements of existing products are expensed as incurred.

      Revenues

      For the majority of its products, the Company recognizes revenue from sales when products are shipped to customers. For certain other products revenue is recognized based on usage or time under defined leasing agreements. Revenue is recognized only when all of the following criteria are met: 1) persuasive evidence that an arrangement exists, 2) delivery and performance, 3) fixed or determinable sales price and 4) collectibility is reasonably assured. Provisions are made for bad debts where appropriate and are reviewed periodically. The allowance for bad
      debts  was   $113,000   and  $44,000  at  December   31,  2001  and  2000,
      respectively.

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

      New Accounting Pronouncements

      In July 2001, the FASB issued Statement No. 141 ("SFAS 141"), "Business Combinations," and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 eliminates pooling of interest accounting and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach. As of December 31, 2001, the Company had not recorded any identifiable intangible assets that have an indefinite useful life.

      The Company adopted SFAS 142 effective January 1, 2002. As a result, the amortization of existing goodwill ceased on December 31, 2001, which will result in a decrease in amortization expense from the 2001 level of approximately $603,000 before tax, $428,000 after tax, in 2002. However, the Company will be required to test its goodwill for impairment under the new standard effective for the first quarter of 2002,

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      which could have an adverse effect on the Company's future results of operations if these assets are deemed impaired. The Company has not determined if a goodwill asset write-down will occur upon adoption. The Company plans to engage an independent firm to assist in the evaluation of its major goodwill assets. The remaining goodwill asset balance totaled $12.2 million at December 31, 2001.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for the fiscal year beginning January 1, 2003. The Company does not anticipate that the adoption of this statement will have an impact on the Company's results of operations or financial position.

      In July 2001, the FASB issued SFAS No. 144 "Impairment or Disposal of Long-Lived Assets," which is effective for the fiscal year that began January 1, 2002. The provisions of this statement provide a single accounting model for impairment of long-lived assets, including discontinued operations. The Company does not anticipate that the adoption of this statement will have an impact on the Company's results of operations or financial position.

      Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Financial Presentation

      Certain   prior-year  amounts  have  been  reclassified  to  conform  with current-year presentation.

(2)   Discontinued Operations

      During 1997, the Company sold all of its natural gas operations. The consolidated financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The consolidated financial statements reflect a gain on disposal of these discontinued operations of $5,492,000, $129,000 and $165,000 in 2001, 2000 and 1999, respectively. These amounts include an income tax benefit of $5,126,000 in 2001 and are net of income tax expense of $67,000 and $85,000 in 2000 and 1999, respectively.

      In addition to the initial consideration received in 1997 upon the sale of the natural gas operations, certain annual contingent deferred payments of up to $250,000 per year were to be paid to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by the purchaser from certain gas transportation contracts. The Company received deferred payments of $250,000 each, before tax from the purchaser in April 1999, 2000 and 2001 which are reflected in each year as a gain from discontinued operations of $165,000, net of tax. The 2001 gain also includes a $5,326,000 non-cash gain from reversal of a reserve established when the Company disposed of its natural gas operations in 1997. This

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      reversal in the third quarter of 2001 followed the resolution of an outstanding contingency related to the sale of those assets. The 2000 gain reflected above is net of a $36,000 loss related to the sale of certain residual properties associated with the Company's natural gas operations.

(3)   Long-term Debt and Other Borrowings

      Long-term debt as of December 31, 2001 and 2000 consisted of the following (in thousands):

                                                2001           2000
        ----------------------------------------------------------------
        Revolving credit facility             $17,125        $ 7,400
        Less amounts due in one year               --             --
        ----------------------------------------------------------------
                                              $17,125        $ 7,400
        ================================================================

      The Company has a revolving credit facility ("Credit Facility") with a regional bank. In December 2001 the Credit Facility arrangement was amended to increase the credit line under the Credit Facility from $18.5 million to $25.0 million. Under the Credit Facility, the Company and certain of its subsidiaries have a line of credit which is secured by substantially all inventory, equipment and accounts receivable of the Company. Interest under the Credit Facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent (3.081% at December 31, 2001) and is payable monthly. The term of the Credit Facility expires November 12, 2004 and may be extended under certain circumstances. At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company's ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2001, the Company was in compliance with all financial covenants.

      On December 31, 2001, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt on the consolidated balance sheet. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to the Company for debt instruments with similar terms and remaining maturities.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

(4)   Income Taxes

      The items comprising income tax expense for continuing operations are as follows:

                                          2001       2000      1999
                                                (In thousands)
      ------------------------------------------------------------------
      Current  -- Federal               $ 1,520      $ 579     $ 181
               -- State                     188         85        93
      ------------------------------------------------------------------
                                          1,708        664       274

      Deferred  -- Federal                   74        225       424
                -- State                     21         34        43
      ------------------------------------------------------------------
                                             95        259       467
      ------------------------------------------------------------------

      Total income tax expense          $ 1,803      $ 923     $ 741
      ==================================================================

      Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                 2001           2000
                                                    (In thousands)
      -------------------------------------------------------------------
      Deferred tax assets:
      Benefit plans                            $   603        $  569
      Tax credits                                  816           934
      Other, net                                   922         1,159
      -------------------------------------------------------------------
           Subtotal                              2,341         2,662
           Valuation allowance                      --           (68)
      -------------------------------------------------------------------
           Total deferred tax assets            $2,341        $2,594
      ===================================================================

      Deferred tax liabilities:

      Depreciation and property basis
      differences                               $2,654        $2,516
      Pensions                                     333           384
      Other, net                                   930         6,164
      -------------------------------------------------------------------
           Total deferred tax liabilities       $3,917        $9,064
      ===================================================================

      The deferred tax assets as of December 31, 2001 reflected in the table above include alternative minimum tax credit carryforwards of $423,000 and research and development (R&D) tax credit carryforwards of $393,000. The R&D tax credit carryforwards expire from 2018 to 2021. Management believes that a valuation allowance is not necessary based on the Company's earnings history, the projections for future taxable income and other relevant considerations over the periods during which the deferred tax assets become deductible.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      Total income tax expense for continuing operations differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:
                                                    2001       2000     1999
                                                          (In thousands)
--------------------------------------------------------------------------------
Income tax expense at the statutory
     federal income tax rate                      $ 2,062    $ 1,219    $ 975
Increase (decrease) resulting from:
     State income taxes                               220        141      136
     Decrease in valuation allowance                  (68)       (63)      --
     Research and development credit                  (52)      (130)    (101)
     Foreign Sales Corporation benefit               (352)      (265)    (269)
     Other, net                                        (7)        21       --
--------------------------------------------------------------------------------
Total income tax expense                          $ 1,803    $   923    $ 741
================================================================================

(5)   Common Stock

      The Board of Directors of the Company has at various times authorized repurchases of Company stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. The Company has effected a number of open-market or negotiated transactions to purchase its stock during the past three years. These repurchases totaled 10,300, 114,500 and 220,900 shares during the years 2001, 2000 and 1999, respectively, at per share prices ranging from $7.77 to $21.75. As of December 31, 2001, there remained authorization for the repurchase of 140,200 additional shares. The Company made one tender offer during 2001 and two tender offers during 1999 purchasing a total of 1,146,289 shares of its common stock. Pursuant to these tender offers, the Company purchased 502,229 shares of its common stock at $34.50 per share in December 2001, 342,536 shares of its common stock at $12.00 per share in December 1999, and 301,524 shares of its common stock at $10.00 per share in April 1999. All shares purchased in the tender offers and in the open-market or negotiated transactions became treasury shares upon repurchase by the Company. The Company utilized 234,900 treasury shares in 2001 in connection with the exercise of options under its various stock option plans (see note 9). Employees tendered to the Company 26,743 shares of common stock in connection with the exercise of these stock options which also became treasury shares. At December 31, 2001 and 2000, there were 1,732,032 and 1,427,660 shares, respectively, of common stock held in treasury. The cost of these shares is shown as a reduction in stockholders' equity in the consolidated balance sheets.

      The Company has a Common Share Purchase Rights Plan, which is intended to protect the interests of stockholders in the event of a hostile attempt to take over the Company. The rights, which are not presently exercisable and do not have any voting powers, represent the right of the Company's stockholders to purchase at a substantial discount, upon the occurrence of certain events, shares of common stock of the Company or of an acquiring company involved in a business combination with the Company. In January 2000, this plan, which was adopted in February 1990, was extended until February 2005.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

(6)   Earnings Per Share

      The following is the computation for basic and diluted earnings per share from continuing operations:

                                                         2001     2000      1999
                                                          (In thousands, except
                                                            per share amounts)
--------------------------------------------------------------------------------
Income from continuing operations                       $4,262   $2,663   $2,128

Weighted average basic shares outstanding                2,033    2,047    2,593
Add: Effect of dilutive securities (options)               239       88       38
--------------------------------------------------------------------------------
Weighted average diluted shares outstanding              2,272    2,135    2,631
================================================================================

Earnings per share from continuing operations:
         Basic                                          $ 2.10   $ 1.30   $ 0.82
         Diluted                                        $ 1.88   $ 1.25   $ 0.81
================================================================================

(7)   Stock Option Plans

      The Company's 1997 Stock Incentive Plan provides for the grant to key employees of incentive and nonqualified stock options, stock appreciation rights, restricted stock and performance shares. In addition, under the 1997 Stock Incentive Plan, outside directors (directors who are not employees of the Company or any subsidiary) receive automatic annual grants of nonqualified stock options to purchase 2,000 shares of common stock. The aggregate number of shares of common stock reserved for grants under the 1997 Stock Incentive Plan is the sum of 500,000 shares and the number of shares reserved for issuance under prior plans in excess of the number of shares as to which options have been granted, including any shares subject to previously granted options that lapse, expire, terminate or are canceled. The purchase price of shares issued on the exercise of incentive options must be at least equal to the fair market value of such shares on the date of grant. The purchase price for shares issued on the exercise of nonqualified options and restricted and performance shares is fixed by the Compensation Committee of the Board of Directors. The options granted become exercisable as determined by the Compensation Committee and expire no later than 10 years after the date of grant.

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

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      Option transactions for the years 1999, 2000 and 2001 are as follows:

                                                     Shares               Price Per Share
------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1998             664,300         $  6.88    --    17.00
     Granted in 1999                                  99,000         $  7.63    --     7.63
     Expired in 1999                                (271,750)        $  6.88    --    17.00
     Exercised in 1999                                    --         $  0.00    --     0.00
------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1999             491,550         $  6.88    --    15.17
     Granted in 2000                                  48,300         $ 11.56    --    12.31
     Expired in 2000                                 (38,300)        $  6.88    --    12.25
     Exercised in 2000                                (9,200)        $  6.88    --     9.00
------------------------------------------------------------------------------------------------
Options outstanding at December 31, 2000             492,350         $  6.88    --    15.17
     Granted in 2001                                  81,000         $ 14.06    --    22.50
     Expired in 2001                                 (13,600)        $  6.88    --    12.25
     Exercised in 2001                              (234,900)        $  6.88    --    22.50
------------------------------------------------------------------------------------------------
Options outstanding at December 31, 2001             324,850         $  6.88    --    22.50
================================================================================================

      As of December 31, 2001, options for 174,350 of the above-listed shares were exercisable and there remained 280,484 shares for which options may be granted in the future under the 1997 Stock Incentive Plan. For the 324,850 options outstanding at December 31, 2001, the weighted average exercise price was $11.62 and the weighted average remaining life was 7.2 years.

      The Company accounts for stock options under Accounting Principles Board ("APB") Opinion No. 25, which requires compensation costs to be recognized only when the option exercise price is below the market price at the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," allows a company to follow APB Opinion No. 25 with an additional disclosure that shows what the company's pro forma net income would have been using SFAS No. 123.

      Pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999:

                                                2001        2000        1999
      --------------------------------------------------------------------------
      Risk-free interest rate                    5.2%         6.6%       4.9%
      Dividend yield                             0.0%         0.0%       0.0%
      Volatility factor                         33.0%        30.0%      30.0%
      Weighted average expected life          7 years      7 years    7 years
      ==========================================================================

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net income and earnings per basic share were as follows:

                                          2001            2000          1999
                                        (In thousands except per share amounts)
--------------------------------------------------------------------------------
Net income - as reported                 $9,754          $2,792        $2,293
Net income - pro forma                   $9,479          $2,274        $1,839
Earnings per basic share - as reported    $4.80           $1.36         $0.88
Earnings per basic share - pro forma      $4.66           $1.11         $0.71
Weighted average fair value of options
     granted during the year              $7.06           $5.57         $3.29
================================================================================

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the model used for the above disclosure does not provide a reliable measure of the fair value of its stock options.

(8)   Retained Earnings

      The following table reflects changes in consolidated retained earnings for the years ended December 31, 2001, 2000 and 1999:

                                            2001            2000        1999
                                                      (In thousands)
--------------------------------------------------------------------------------
Balance, beginning of year                $ 51,906       $ 49,114    $ 46,821
Add:  Net income for the year                9,754          2,792       2,293
--------------------------------------------------------------------------------
Balance, end of year                      $ 61,660       $ 51,906    $ 49,114
================================================================================

(9)   Revenues From Major Customers

      The Company had one major customer which represented approximately $11.0 million (19.1 percent), $8.9 million (17.3 percent), and $8.3 million (16.6 percent) of the Company's operating revenues during the years 2001, 2000 and 1999, respectively.

(10)  Industry Segment and Geographic Information

      SFAS No. 131,  "Disclosures  About  Segments of an Enterprise  and Related
      Information" establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one reportable industry segment: designing, developing, manufacturing and marketing products for the medical and healthcare industry and has no foreign operating subsidiaries. The Company's product lines include pressure relief valves and inflation

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      systems which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of the medical products segment. The Company recorded incidental revenues from its oxygen pipeline, which totaled approximately $950,000 in each of the years of 2001, 2000 and 1999. Pipeline net assets totaled $2,737,000 at December 31, 2001. Company revenues from sales to parties outside the United States totaled approximately 33 percent of the Company's total revenues in 2001 and 22 percent of the Company's total revenues in 2000 and 1999. No Company assets are located outside the United States.

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

      The changes in the plan's projected benefit obligation ("PBO") as of December 31, 2001 and 2000 are as follows (in thousands):

                                                           2001        2000
                                                           ----        ----
      Change in Benefit Obligation
      Benefit obligation, January 1                    $ 4,268      $ 3,429
      Service cost                                         369          383
      Interest cost                                        296          271
      Actuarial loss                                        12          522
      Benefits paid                                       (346)        (337)
      ------------------------------------------------------------------------
      Benefit obligation, December 31                  $ 4,599      $ 4,268
      ========================================================================

      The changes in the fair value of plan assets, funded status of the plan and the status of the prepaid pension benefit recognized, which is included in the Company's balance sheets as of December 31, 2001 and 2000, are as follows (in thousands):

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

                                                          2001          2000
                                                          ----          ----
Change in Plan Assets
Fair value of plan assets, January 1                    $ 5,497       $ 5,872
Actual return on plan assets                               (601)          (38)
Benefits paid                                              (346)         (337)
--------------------------------------------------------------------------------
Fair value of plan assets, December 31                  $ 4,550       $ 5,497
================================================================================

Funded status of plan                                   $   (49)      $ 1,229
Unrecognized actuarial loss                               1,118            28
Unrecognized prior service cost                              84            89
Unrecognized net transition obligation                     (175)         (219)
--------------------------------------------------------------------------------
Net amount recognized as other assets                   $   978       $ 1,127
================================================================================

      The components of net periodic pension cost for 2001, 2000 and 1999 were as follows (in thousands):

                                                      2001     2000     1999
                                                      ----     ----     ----
      Components of Net Periodic
           Pension Cost
      Service cost                                  $  369    $  383   $  315
      Interest cost                                    296       271      226
      Expected return on assets                       (477)     (506)    (421)
      Prior service cost amortization                    6         6        6
      Actuarial gain                                    --        (9)      (7)
      Transition amount amortization                   (44)      (44)     (43)
      --------------------------------------------------------------------------
      Net periodic pension cost                     $  150    $  101   $   76
      ==========================================================================

      Actuarial assumptions used to determine the values of the PBO at December 31, 2001 and 2000 and the benefits cost for 2001, 2000 and 1999 included the following: a discount rate of 7.25 percent for 2001 and 2000, and a discount rate of 7.75 percent for 1999; an estimated long-term rate of return on plan assets of 9 percent in 2001 and 2000, and 8 percent in 1999; and an estimated weighted average rate of compensation increase of 5 percent in 2001 and 2000, and 6 percent in 1999. As of December 31, 2001, the plan's assets were invested in mutual funds as follows: equity, 76 percent; fixed income, 22 percent; and money market, 2 percent.

      The Company also sponsors a defined contribution plan for all employees. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plan. The Company's contribution under this plan was $258,000 in 2001, $272,000 in 2000, and $250,000 in 1999.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

(12)  Commitments and Contingencies

      The Company is subject to legal proceedings, third-party claims and other contingencies related to product liability, regulatory, employee and other matters that arise in the ordinary course of business. In the opinion of management, the amount of potential liability with respect to these actions will not materially affect the Company's financial position, results of operations or liquidity.

      The Company has arrangements with its executive officers (the "Executives") pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to the Executives. Termination under such circumstances in 2002 could result in payments aggregating $4.9 million, excluding any excise tax that may be reimbursable by the Company.

      In May 1996, Halkey-Roberts Corporation ("Halkey-Roberts") began leasing the land, building and building improvements in St. Petersburg, Florida, which serve as Halkey-Roberts' headquarters and manufacturing facility, under a 10-year lease. The lease provides for monthly payments, including certain lease payment escalators, and provides for certain sublease and assignment rights. The lease also provides the right of either the landlord or Halkey-Roberts to terminate the lease on 12 months notice effective at any time after May 21, 2002. The Company has guaranteed Halkey-Roberts' payment and performance obligations under the lease. The lease is being accounted for as an operating lease, and the rental expense for the years ended December 31, 2001, 2000 and 1999 was $372,000, $361,000 and $351,000 respectively. Future minimum rental commitment under this lease is $384,000 in 2002.


 (13) Quarterly Financial Data (Unaudited)

      Quarterly financial data for 2001 and 2000 are as follows:

        Quarter                Operating              Operating                                Earnings Per Basic
         Ended                  Revenue                Income               Net Income               Share
-----------------------------------------------------------------------------------------------------------------
                                   (In thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------
          03/31/01          $    14,803             $   1,413             $      905              $   0.45
          06/30/01               14,776                 1,513                  1,433                  0.71
          09/30/01               15,418                 1,733                  6,503 (a)              3.17 (a)
          12/31/01               12,608                 1,161                    913                  0.44
-----------------------------------------------------------------------------------------------------------------

          03/31/00          $    12,985             $     864             $      532              $   0.25
          06/30/00               13,042                 1,044                    738                  0.36
          09/30/00               12,459                 1,056                    728                  0.36
          12/31/00               12,961                 1,282                    794                  0.39
-----------------------------------------------------------------------------------------------------------------

(a) Includes a $5.3 million after-tax gain ($ 2.60 per share) from discontinued operations (See Note 2)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information for this item relating to directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of stockholders.

Executive Officers

The information for this item relating to executive officers of the Company is set forth on pages 10 through 11 of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of stockholders.

Security Ownership of Management

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of stockholders.

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

  3b      Amended and Restated Bylaws of Atrion Corporation (18)

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

  10h* Atrion Corporation Incentive Compensation Plan for Chief Executive Officer (14)

  10i* Atrion Corporation Incentive Compensation Plan for Chief Financial Officer (15)

  10j*    Severance Plan for Chief Financial Officer (16)

  10k* Atrion Corporation Incentive Compensation Plan for Chief Financial Officer (17)

  10l* Agreement regarding the nullification of Incentive Compensation Plan for Chief Executive Officer (18)

  10m*    Chief Executive Officer Employment Agreement (18)

  21      Subsidiaries of Atrion Corporation as of December 31, 2001(18)

  23      Consent of Arthur Andersen LLP(18)

  99.1    Auditor Assurance Letter(18)

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

  (13) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).

  (14) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated November 15, 1999.

  (15) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated May 12, 2000.

  (16) Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.

  (17) Incorporated by reference to Exhibit 10k to Form 10-K of Atrion Corporation dated March 30, 2001.

  (18)    Filed herewith

*    Management Contract or Compensatory Plan or Arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Atrion Corporation



                                                By:  /s/Emile A. Battat
                                                   -----------------------------
                                                     Emile A. Battat
                                                     Chairman,
                                                     President and Chief
                                                     Executive Officer

Dated: March 26, 2002

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

          Signature                                    Title                                         Date
          ---------                                    -----                                         ----
 /s/Emile A. Battat                   Chairman, President and Chief Executive                   March 26, 2002
 ----------------------------         Officer (Principal Executive Officer)
 Emile A. Battat



 /s/Jeffery Strickland                Vice President, Chief Financial Officer and               March 26, 2002
 ----------------------------         Secretary-Treasurer (Principal Financial
 Jeffery Strickland                   and Accounting Officer)




 /s/Richard O. Jacobson               Director                                                  March 26, 2002
 ----------------------------
 Richard O. Jacobson



 /s/John H. P. Maley                  Director                                                  March 26, 2002
 ----------------------------
 John H. P. Maley

          Signature                                    Title                                         Date
          ---------                                    -----                                         ----
 /s/Jerome J. McGrath                 Director                                                  March 26, 2002
 ----------------------------
 Jerome J. McGrath



 /s/Hugh J. Morgan, Jr.               Director                                                  March 26, 2002
 ----------------------------
 Hugh J. Morgan, Jr.



 /s/Roger F. Stebbing                 Director                                                  March 26, 2002
 ----------------------------
 Roger F. Stebbing



 /s/John P. Stupp, Jr.                Director                                                  March 26, 2002
 ----------------------------
 John P. Stupp, Jr.

                                  EXHIBIT INDEX
Exhibit
Numbers                           Description                               Page
-------                           -----------                               ----

  2a Asset Purchase Agreement, dated March 19, 1997, between Atrion Corporation and Midcoast Energy Resources, Inc. (1)

  2b Asset Purchase Agreement, dated as of December 29, 1997, by and among Quest Medical, Inc., QMI Acquisition Corp. and Atrion Corporation (2)

  3a Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(3)

  3b      Amended and Restated Bylaws of Atrion Corporation (18)              41

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

  10h* Atrion Corporation Incentive Compensation Plan for Chief Executive Officer (14)

  10i* Atrion Corporation Incentive Compensation Plan for Chief Financial Officer (15)

  10j*    Severance Plan for Chief Financial Officer (16)

  10k* Atrion Corporation Incentive Compensation Plan for Chief Financial Officer (17)

  10l*    Agreement   regarding   the   nullification   of   Incentive
          Compensation Plan for Chief Executive Officer (18)                  58

  10m*    Chief Executive Officer Employment Agreement (18)                   60

  21      Subsidiaries  of Atrion  Corporation as of December 31, 2002
          (18)                                                                72

  23      Consent of Arthur Andersen LLP (18)                                 73

  99.1    Auditor Assurance Letter (18)                                       74

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

  (13) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).

  (14) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated November 15, 1999.

  (15) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated May 12, 2000.

  (16) Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.

  (17) Incorporated by reference to Exhibit 10k to Form 10-K of Atrion Corporation dated March 30, 2001.

  (18)    Filed herewith

*    Management Contract or Compensatory Plan or Arrangement