Form 10-Q
period 2002-03-31
ATRION CORP
filed 2002-05-13
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the Period                                  Commission File
   Ended March 31, 2002                                Number 0-10763

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

                                 YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding at
           Title of Each Class                             May 2, 2002
Common stock, Par Value $0.10 per share                     1,719,421

                       ATRION CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.     Financial Information                                            2

    Item 1.   Financial Statements

                  Consolidated Statements of Income (Unaudited)
                      For the Three Months Ended
                      March 31, 2002 and 2001                                3

                  Consolidated Balance Sheets
                      March 31, 2002 (Unaudited) and December 31, 2001     4-5

                  Consolidated Statements of Cash Flows (Unaudited)
                      For the Three Months Ended
                      March 31, 2002 and 2001                                6

                  Notes to Consolidated Financial Statements (Unaudited)     7

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                  10

PART II.    Other Information                                               12

    Item 6.   Exhibits and Reports on
                Form 8-K                                                    12

SIGNATURES                                                                  13

                                     PART I

                              FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
                                                    (In thousands, except per share data)
Revenues                                                   $ 14,825    $ 14,803
Cost of goods sold                                            9,437       9,130
                                                           --------    --------
Gross profit                                                  5,388       5,673
                                                           --------    --------

Operating expenses:
   Selling expense                                            1,403       1,778
   General and administrative                                 1,890       1,964
   Research and development                                     541         518
                                                           --------    --------
                                                              3,834       4,260
                                                           --------    --------

Operating income                                              1,554       1,413
                                                           --------    --------

Other income:
   Interest expense, net                                       (111)       (115)
   Other income                                                   1           2
                                                           --------    --------
                                                               (110)       (113)
                                                           --------    --------

Income before provision for income taxes                      1,444       1,300
Provision for income taxes                                      437         395
                                                           --------    --------

Income before cumulative effect of change
   in accounting principle                                    1,007         905

Cumulative effect of change in accounting principle,
   net of income taxes of $845                               (1,641)         --
                                                           --------    --------

Net (loss) income                                          $   (634)   $    905
                                                           ========    ========

Earnings (loss) per basic share:
   Income before cumulative effect of change in
     accounting principle                                  $   0.59    $   0.45
   Cumulative effect of change in accounting
     principle                                                (0.96)         --
                                                           --------    --------
                                                           $  (0.37)   $   0.45
                                                           ========    ========

Weighted average basic shares outstanding                     1,696       1,995
                                                           ========    ========
Earnings (loss) per diluted share:
   Income before cumulative effect of change in
     accounting principle                                  $   0.53    $   0.42
   Cumulative effect of change in accounting
     principle                                                (0.86)         --
                                                           --------    --------
                                                           $  (0.33)   $   0.42
                                                           ========    ========

Weighted average diluted shares outstanding                   1,898       2,130
                                                           ========    ========

The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                        2002           2001
Assets                                               (unaudited)
                                                     -----------   ------------
                                                            (In thousands)

Current assets:
   Cash and cash equivalents                            $   386      $   542
   Accounts receivable                                    9,539        7,559
   Inventories                                           11,195       11,114
   Prepaid expenses and other                             1,030        1,463
                                                        -------      -------
                                                         22,150       20,678
                                                        -------      -------

Property, plant and equipment:
   Original cost                                         40,340       39,866
   Less accumulated depreciation and amortization        15,499       14,488
                                                        -------      -------
                                                         24,841       25,378
                                                        -------      -------

Deferred charges:
   Patents                                                2,631        2,707
   Goodwill                                               9,730       12,216
   Other                                                  3,129        3,308
                                                        -------      -------
                                                         15,490       18,231
                                                        -------      -------
                                                        $62,481      $64,287
                                                        =======      =======

                                                                     (continued)

The accompanying notes to consolidated financial statements are an integral part of these Balance Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                        2002           2001
Liabilities and Stockholders' Equity                 (unaudited)
                                                     -----------   ------------
                                                            (In thousands)
Current liabilities:
   Accounts payable and accrued liabilities            $  4,813      $  5,337
   Accrued income and other taxes                            80           109
                                                       --------      --------
                                                          4,893         5,446
                                                       --------      --------

Long-term debt                                           17,122        17,125
                                                       --------      --------

Other noncurrent liabilities                              1,678         2,541
                                                       --------      --------

Stockholders' equity:
   Common shares, par value $0.10 per share;
      authorized 10,000,000 shares, issued
      3,419,953 shares                                      342           342
   Paid-in capital                                        7,991         7,991
   Retained earnings                                     61,026        61,660
   Treasury shares,1,705,832 in 2002 and 1,732,032
      in 2001, at cost                                  (30,571)      (30,818)
                                                       --------      --------
       Total stockholders' equity                        38,788        39,175
                                                       --------      --------

                                                       $ 62,481      $ 64,287
                                                       ========      ========

The accompanying notes to consolidated financial statements are an integral part of these Balance Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                            -------------------
                                                              2002        2001
                                                            -------     -------
                                                               (In thousands)
Cash flows from operating activities:
   Net (loss) income                                        $  (634)    $   905
   Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
        Goodwill impairment, net of income taxes              1,641          --
        Depreciation and amortization                         1,087       1,184
        Deferred income taxes                                    44          27
        Other                                                   117          85
                                                            -------     -------
                                                              2,255       2,201

    Change in current assets and liabilities:
        Increase in accounts receivable                      (1,980)     (1,999)
        Decrease (increase) in other current assets             352        (441)
        Increase in accounts payable                            358       1,424
        Decrease in other current liabilities                  (911)        (81)
                                                            -------     -------
                                                                 74       1,104
                                                            -------     -------

Cash flows from investing activities:
  Property, plant and equipment additions                      (474)       (615)
                                                            -------     -------
                                                               (474)       (615)
                                                            -------     -------

Cash flows from financing activities:
  Decrease in long-term indebtedness                             (3)       (339)
  Issuance of common stock                                      247          99
  Repurchase of common stock                                     --         (98)
                                                            -------     -------
                                                                244        (338)
                                                            -------     -------

Net change in cash and cash equivalents                        (156)        151
Cash and cash equivalents at beginning of period                542         159
                                                            -------     -------
Cash and cash equivalents at end of period                  $   386     $   310
                                                            =======     =======

Cash paid for:
  Interest                                                  $    93     $   138
  Income taxes                                              $   144     $   192

The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   Basis of Presentation

      In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation (the "Company"). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report on Form 10-K.

(2)   Intangible Assets

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill is no longer subject to amortization, but is now subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS 142 became effective for the Company on January 1, 2002. Goodwill amortization, which approximated $603,000 annually, ceased effective January 1, 2002. The Company has completed the process of performing an impairment analysis as required by SFAS 142, resulting in a write-down of goodwill of $1.6 million, net of income tax. The charge reflected a reduction in the goodwill resulting from the acquisition of Quest Medical in February 1998. The impairment loss was recorded as the cumulative effect of a change in accounting principle. Net income before cumulative effect of change in accounting principle for the three months ended March 31, 2002 and net income for the three months ended March 31, 2001 adjusted as though the non-amortization provisions of SFAS 142 had been in effect for that period are as follows:

                                                                            Three Months ended
                                                                                 March 31,
                                                                             2002        2001
                                                                          ---------------------
                                                                              (in thousands)
      Income before cumulative effect of change in
        accounting principle                                              $   1,007   $     905
      Add back: Goodwill amortization, net of tax                                --         106
                                                                          ---------------------
      Adjusted net income                                                 $   1,007   $   1,011
                                                                          =====================

                                                                            Three Months ended
                                                                                 March 31,
                                                                             2002        2001
                                                                          ---------------------
      Basic net income per share:

      Income before cumulative effect of change in accounting principle   $    0.59   $    0.45
      Add back: Goodwill amortization, net of tax                                --        0.06
                                                                          ---------------------
       Adjusted basic net income per share                                $    0.59   $    0.51
                                                                          =====================
      Diluted net income per share:

      Income before cumulative effect of change in accounting principle   $    0.53   $    0.42
      Add back: Goodwill amortization, net of tax                                --        0.05
                                                                          ---------------------
      Adjusted diluted net income per share                               $    0.53   $    0.47
                                                                          =====================

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Intangible assets consist of the following (in thousands, except average life):

                                                                  March 31, 2002              December 31, 2001
                                                            ---------------------------------------------------------
                                                Average         Gross                      Gross
                                                 Life         Carrying     Accumulated    Carrying     Accumulated
                                                (years)        Amount      Amortization    Amount      Amortization
                                             -------------- -------------- ------------- ------------ ---------------
         Amortized intangible assets:
               Patents                         12.85          $   9,250      $  6,619      $   9,250   $    6,543

         Intangible assets not
            subject to amortization:
               Goodwill                        25             $  16,330      $  6,600      $  16,330   $    4,114

      Aggregate amortization expense for the three months ended March 31, 2002 was $76,000.

      Estimated amortization expense for each of the years ended December 31, is as follows (in thousands):

                          2002                     $304
                          2003                     $304
                          2004                     $304
                          2005                     $271
                          2006                     $169

      The change in the carrying amounts of goodwill for the three-month period ended March 31, 2002 is as follows (in thousands):

      Balance as of January 1, 2002                                $12,216
      Impairment loss                                                2,486
                                                                   -------
      Balance as of March 31, 2002                                 $ 9,730
                                                                   =======

(3)   New accounting pronouncements

      In August 2001, FASB issued SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. SFAS 143 will be effective for the Company's fiscal year beginning January 1, 2003. The Company has not yet determined the impact of adoption of the pronouncement.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)   Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                           March 31,              December 31,
                                              2002                   2001
      -------------------------------------------------------------------------
      Raw materials                         $ 5,831                 $ 6,037
      Finished goods                          3,867                   4,189
      Work in process                         1,497                     888
      -------------------------------------------------------------------------
      Net inventory                         $11,195                 $11,114
      =========================================================================

(5)   Earnings per share

      The following is the computation for basic and diluted earnings per share before cumulative effect of change in accounting principle:

                                                   March 31, 2002        March 31, 2001
                                                 ----------------------------------------
                                                 (in thousands, except per share amounts)
      Income before cumulative effect of change in
          accounting principle                         $1,007                $  905
                                                       ============================
      Weighted average basic shares outstanding         1,696                 1,995
      Add: Effect of dilutive securities (options)        202                   135
                                                       ----------------------------
      Weighted average diluted shares outstanding       1,898                 2,130
                                                       ----------------------------

      Earnings per share before cumulative effect of
          change in accounting principle:
          Basic                                        $ 0.59                $ 0.45
                                                       ============================
          Diluted                                      $ 0.53                $ 0.42
                                                       ============================

                       ATRION CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the three months ended March 31, 2002

The Company's consolidated income before cumulative effect of change in accounting principle for the quarter ended March 31, 2002 was $1,007,000, or $.59 per basic and $.53 per diluted share, compared with income before cumulative effect of change in accounting principle of $905,000, or $.45 per basic and $.42 per diluted share, for the first quarter of 2001. As previously mentioned, the Company adopted SFAS 142 effective January 1, 2002. The required adoption of SFAS 142 is considered a change in accounting principle and the cumulative effect of adopting this standard resulted in a $1.64 million, or $0.96 per basic and $0.86 per diluted share, non-cash, after tax charge in the first quarter of 2002. Consolidated net loss, including the cumulative effect of change in accounting principle, totaled $634,000, or $0.37 per basic and $0.33 per diluted share in the first quarter of 2002. This is compared with consolidated net income of $905,000, or $0.45 per basic and $0.42 per diluted share, in the first quarter of 2001. The earnings per basic share computations are based on weighted average basic shares outstanding of 1,695,618 in the 2002 period and 1,995,100 in the 2001 period. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 1,898,120 in the 2002 period and 2,130,249 in the 2001 period.

Consolidated revenues of $14.83 million for the first quarter of 2002 were slightly higher than revenues of $14.80 million for the first quarter of 2001. Cost of goods sold of $9.4 million for the first quarter of 2002 were 3 percent higher than in the comparable 2001 period. The increase in cost of good sold is primarily related to a shift in product mix to higher cost products.

Gross profit of $5.4 million in the first quarter of 2002 was $285,000, or 5 percent, lower than in the comparable 2001 period. The Company's gross profit percentage in the first quarter of 2002 was 36.3 percent of revenues compared with 38.3 percent of revenues in the first quarter of 2001. This decrease is primarily related to the previously mentioned shift in product mix.

The Company's first quarter 2002 operating expenses of $3.8 million were $426,000 lower than the operating expenses for the first quarter of 2001. This decrease was the result of decreased general and administrative (G&A) expenses and decreased selling expenses partially offset by an increase in research and development (R&D) expenses in the current three-month period. Selling expenses for the first quarter of 2002 were $375,000 lower than selling expenses for the first quarter of 2001 primarily related to spending controls. G&A expenses for the first quarter of 2002 were $74,000 lower than G&A expenses for the same period in 2001 primarily as a result of a $151,000 reduction in goodwill amortization in the current year period due to the adoption of SFAS 142 as mentioned above, partially offset by increased outside services during the first quarter of 2002. Operating income of $1.6 million in the first quarter of 2002 was $141,000, or 10 percent, higher than the operating income in the first quarter of 2001.

Net interest expense for the first quarter of 2002 was $111,000 compared to net interest expense of $115,000 for the same period in the prior year. This slight decrease in net interest expense is primarily related to a significant reduction in interest rates for the 2002 period offset by higher average borrowings for the first quarter of 2002 as compared with the first quarter of 2001.

Income tax expense for the first quarter of 2002 was $437,000 compared to income tax expense of $395,000 for the same period in the prior year reflecting the increased income level in the first quarter of 2002.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash and cash equivalents of $386,000 compared with $542,000 at December 31, 2001. The Company had borrowings of $17.1 million under its $25 million revolving credit facility at March 31, 2002 and at December 31, 2001. The term of the Credit Facility expires November 12, 2004 and may be extended under certain circumstances. At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company's ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At March 31, 2002, the Company was in compliance with all financial covenants.

Cash flows from net income adjusted for non-cash activity provided $2.3 million for the three months ended March 31, 2002. A $2.2 million increase in net working capital during the period absorbed most of this cash flow. The increased working capital was primarily due to increases in accounts receivable and reductions of current liabilities.

The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's credit facility, supplemented, if necessary, with equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for at least the foreseeable future.

Forward-Looking Statements

The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding future liquidity and capital resources. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those expressed in or underlying the Company's forward-looking statements: changing economic, market and business conditions; market acceptance of the Company's products; the effects of governmental regulation; acts of war or terrorism; competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; changes in the prices or availability of raw materials; changes in product mix; product liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customer. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None

      (b) The Company filed a current report on Form 8-K, dated April 5, 2002, reporting pursuant to Item 4. "Changes in Registrants Certifying Accountants", that on April 5, 2002, the Board of Directors of the Company, on the recommendation of its Audit Committee, appointed Grant Thornton LLP to serve as the Company's independent public accountants for the year ending December 31, 2002, replacing Arthur Andersen LLP. The Company will be seeking stockholder ratification of the appointment of Grant Thornton LLP at the annual meeting of its stockholders to be held on May 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Atrion Corporation
                                  (Registrant)

         Date:  May 13, 2002                  /s/ Emile A. Battat
                                              -----------------------
                                              Emile A. Battat
                                              Chairman, President and
                                              Chief Executive Officer


         Date:  May 13, 2002                  /s/ Jeffery Strickland
                                              -----------------------
                                              Jeffery Strickland
                                              Vice President and
                                              Chief Financial Officer