Form 10-Q
period 2002-06-30
ATRION CORP
filed 2002-08-14
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2002                Commission File Number 0-10763

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

                              YES |X|       NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding at
          Title of Each Class                             August 9, 2002
---------------------------------------          -------------------------------
Common stock, Par Value $0.10 per share                      1,722,921

                       ATRION CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.  Financial Information                                                 2

   Item 1. Financial Statements

            Consolidated Statements of Income (Unaudited)
                For the Three and Six Months Ended
                June 30, 2002 and 2001                                         3

            Consolidated Balance Sheets
                June 30, 2002 (Unaudited) and December 31, 2001                4

            Consolidated Statements of Cash Flows (Unaudited)
                For the Six Months Ended
                June 30, 2002 and 2001                                         5

            Notes to Consolidated Financial Statements (Unaudited)             6

   Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                       10

PART II. Other Information                                                    14
   Item 4. Submission of Matters to a Vote of Security Holders                14

   Item 6. Exhibits and Reports on
           Form 8-K                                                           14

SIGNATURES                                                                    15

                                     PART I

                              FINANCIAL INFORMATION

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Three Months Ended           Six Months Ended
                                                            June 30                      June 30
                                                     ----------------------      ----------------------
                                                       2002          2001          2002          2001
                                                     --------      --------      --------      --------
                                                            (In thousands, except per share data)
Revenues                                             $ 14,775      $ 14,776      $ 29,600      $ 29,579
Cost of goods sold                                      9,648         9,156        19,085        18,286
                                                     --------      --------      --------      --------
Gross profit                                            5,127         5,620        10,515        11,293
                                                     --------      --------      --------      --------

Operating expenses:
   Selling expense                                      1,433         1,706         2,836         3,484
   General and administrative                           1,777         1,923         3,667         3,887
   Research and development                               516           478         1,057           996
                                                     --------      --------      --------      --------
                                                        3,726         4,107         7,560         8,367
                                                     --------      --------      --------      --------
Operating income                                        1,401         1,513         2,955         2,926
                                                     --------      --------      --------      --------

Other income (expense):
   Interest expense, net                                  (88)          (76)         (199)         (192)
   Other income                                             1           430             2           432
                                                     --------      --------      --------      --------
                                                          (87)          354          (197)          240
                                                     --------      --------      --------      --------

Income from continuing operations before
    provision for income taxes                          1,314         1,867         2,758         3,166
Provision for income taxes                                384           599           821           994
                                                     --------      --------      --------      --------

Income from continuing operations                         930         1,268         1,937         2,172

Gain on disposal of discontinued operations, net
    of income taxes                                       165           165           165           165
                                                     --------      --------      --------      --------
Income before cumulative effect of change in
    accounting principle                                1,095         1,433         2,102         2,337

Cumulative effect of change in accounting
   principle, net of income taxes                          --            --        (1,641)           --
                                                     --------      --------      --------      --------

Net income                                           $  1,095      $  1,433      $    461      $  2,337
                                                     ========      ========      ========      ========

Earnings (loss) per basic share:
   Income from continuing operations                 $   0.54      $   0.63      $   1.13      $   1.08

   Gain on disposal of discontinued operations           0.10          0.08          0.10          0.08
   Cumulative effect of change in accounting
     principle                                             --            --         (0.96)           --
                                                     --------      --------      --------      --------
                                                     $   0.64      $   0.71      $   0.27      $   1.16
                                                     ========      ========      ========      ========

Weighted average basic shares outstanding               1,719         2,023         1,707         2,009
                                                     ========      ========      ========      ========
Earnings (loss) per diluted share:
   Income from continuing operations                 $   0.49      $   0.56      $   1.02      $   0.97

   Gain on disposal of discontinued operations           0.09          0.07          0.09          0.07
   Cumulative effect of change in accounting
     principle                                             --            --         (0.87)           --
                                                     --------      --------      --------      --------
                                                     $   0.58      $   0.63      $   0.24      $   1.04
                                                     ========      ========      ========      ========

Weighted average diluted shares outstanding             1,890         2,277         1,894         2,239
                                                     ========      ========      ========      ========

The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            June 30,    December 31,
Assets                                                       2002           2001
                                                          -----------   ------------
                                                          (unaudited)
                                                               (In thousands)
Current assets:
   Cash and cash equivalents                                $    592      $    542
   Accounts receivable                                         8,536         7,559
   Inventories                                                11,156        11,114
   Prepaid expenses and other                                  1,485         1,463
                                                            --------      --------
                                                              21,769        20,678
                                                            --------      --------

Property, plant and equipment:
   Original cost                                              40,712        39,866
   Less accumulated depreciation and amortization             16,322        14,488
                                                            --------      --------
                                                              24,390        25,378
                                                            --------      --------

Other assets:
   Patents                                                     2,555         2,707
   Goodwill                                                    9,730        12,216
   Other                                                       2,798         3,308
                                                            --------      --------
                                                              15,083        18,231
                                                            --------      --------

                                                            $ 61,242      $ 64,287
                                                            ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities                 $  4,896      $  5,337
   Accrued income and other taxes                                141           109
                                                            --------      --------
                                                               5,037         5,446
                                                            --------      --------

Long-term debt                                                14,480        17,125
                                                            --------      --------

Other noncurrent liabilities                                   1,705         2,541
                                                            --------      --------

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000,000 shares, issued 3,419,953 shares                 342           342
   Paid-in capital                                             8,125         7,991
   Retained earnings                                          62,121        61,660
   Treasury shares,1,699,032 in 2002 and 1,732,032
      in 2001, at cost                                       (30,568)      (30,818)
                                                            --------      --------
       Total stockholders' equity                             40,020        39,175
                                                            --------      --------

                                                            $ 61,242      $ 64,287
                                                            ========      ========

The accompanying notes to consolidated financial statements are an integral part of these Balance Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended
                                                                  June 30
                                                           --------------------
                                                             2002         2001
                                                           -------      -------
                                                              (In thousands)
Cash flows from operating activities:
   Net income                                              $   461      $ 2,337
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Goodwill impairment, net of income taxes             1,641           --
        Gain on disposal of discontinued operations           (165)        (165)
        Depreciation and amortization                        2,142        2,271
        Deferred income taxes                                  119           61
        Other                                                  453          (94)
                                                           -------      -------
                                                             4,651        4,410

    Change in current assets and liabilities:
        Increase in accounts receivable                       (977)      (2,752)
        Increase in other current assets                       (64)        (901)
        Increase in accounts payable                           250        1,207
        (Decrease) increase in other current liabilities      (659)         253
                                                           -------      -------

Net cash provided by continuing operations                   3,201        2,217
Net cash provided by discontinued operations                   165          165
                                                           -------      -------
                                                             3,366        2,382

Cash flows from investing activities:
  Property, plant and equipment additions                   (1,002)      (1,283)
  Property, plant and equipment sales                           --          176
  Patent sale                                                   --          428
                                                           -------      -------
                                                            (1,002)        (679)
                                                           -------      -------

Cash flows from financing activities:
  Decrease in long-term indebtedness                        (2,645)      (1,880)
  Issuance of common stock                                     331          256
  Repurchase of common stock                                    --          (98)
                                                           -------      -------
                                                            (2,314)      (1,722)
                                                           -------      -------

Net change in cash and cash equivalents                         50          (19)
Cash and cash equivalents at beginning of period               542          159
                                                           -------      -------
Cash and cash equivalents at end of period                 $   592      $   140
                                                           =======      =======

Cash paid for:
  Interest                                                 $   215      $   252
  Income taxes                                             $   191      $   694

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

(2)   Intangible Assets

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer subject to amortization, but is now subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS 142 became effective for the Company on January 1, 2002. Goodwill amortization, which approximated $603,000 annually, ceased effective January 1, 2002. The Company has completed the process of performing an impairment analysis as required by SFAS 142, resulting in a write-down of goodwill in the first quarter of 2002 of $1.6 million, net of income tax. The charge reflected a reduction in the goodwill resulting from the acquisition of Quest Medical in February 1998. The impairment loss was recorded as the cumulative effect of a change in accounting principle. Net income before cumulative effect of change in accounting principle for the three and six months ended June 30, 2002 and net income for the three and six months ended June 30, 2001 adjusted as though the non-amortization provisions of SFAS 142 had been in effect for that period are as follows:

                                                    Three Months ended            Six Months ended
                                                          June 30,                    June 30,
                                                    2002           2001          2002          2001
                                                  -----------------------     -----------------------
                                                       (in thousands)              (in thousands)
      Income before cumulative effect of
          change in accounting principle          $   1,095     $   1,433a    $   2,102     $   2,337a
      Add back: Goodwill amortization, net of
          tax                                            --           106            --           213
                                                  -----------------------     -----------------------
      Adjusted net income                         $   1,095     $   1,539     $   2,102     $   2,550
                                                  =======================     =======================

                                                    Three Months ended            Six Months ended
                                                          June 30,                    June 30,
                                                    2002           2001          2002          2001
                                                  -----------------------     -----------------------
      Basic net income per share:
      Income before cumulative effect of
        change in accounting principle            $    0.64     $    0.71b    $    1.23     $    1.16b
      Add back: Goodwill amortization, net of
        tax                                              --          0.05            --          0.11
                                                  -----------------------     -----------------------
      Adjusted basic net income per share         $    0.64     $    0.76     $    1.23     $    1.27
                                                  =======================     =======================

a - includes $273,000, net of tax, one-time gain on a patent sale

b - includes $0.13 per share from a one-time gain on a patent sale

                       ATRION CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                 Three Months ended    Six Months ended
                                                     June 30,              June 30,
                                                  2002      2001        2002      2001
      Diluted net income per share:
      Income before cumulative effect of
          change in accounting principle          $0.58     $0.63c      $1.11     $1.04c
      Add back: Goodwill amortization, net of
          tax                                        --      0.05          --      0.10
                                                  ---------------       ---------------
      Adjusted diluted net income per share       $0.58     $0.68       $1.11     $1.14
                                                  ===============       ===============

c - includes $0.12 per share from a one-time gain on a patent sale

      Intangible assets consist of the following (in thousands, except average life):

                                                           June 30, 2002           December 31, 2001
                                                      --------------------------------------------------
                                         Average       Gross                      Gross
                                          Life        Carrying   Accumulated     Carrying   Accumulated
                                         (years)       Amount    Amortization     Amount    Amortization
                                         ---------------------------------------------------------------
      Amortized intangible assets:
            Patents                       12.85       $ 9,250       $6,695       $ 9,250       $6,543

      Intangible assets not subject
         to amortization:
            Goodwill                         25       $16,330       $6,600       $16,330       $4,114

      Aggregate amortization expense for the six months ended June 30, 2002 was $152,000.

      Estimated amortization expense for each of the years ended December 31, is as follows (in thousands):

                                         2002                      $304
                                         2003                      $304
                                         2004                      $304
                                         2005                      $271
                                         2006                      $169

      The change in the carrying amounts of goodwill for the six-month period ended June 30, 2002 is as follows (in thousands):

      Balance as of January 1, 2002                                $12,216
      Impairment loss                                                2,486
                                                                   -------
      Balance as of June 30, 2002                                  $ 9,730
                                                                   =======

                       ATRION CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(3)   New accounting pronouncements

      In August 2001, FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. SFAS 143 will be effective for the Company's fiscal year beginning January 1, 2003. The Company has not yet determined the impact of adoption of the pronouncement.

(4)   Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                                June 30,         December 31,
                                                  2002               2001
      -----------------------------------------------------------------------
      Raw materials                             $ 6,101            $ 6,037
      Finished goods                              2,836              4,189
      Work in process                             2,219                888
      -----------------------------------------------------------------------
      Net inventory                             $11,156            $11,114
      =======================================================================

(5)   Earnings per share

      The following is the computation for basic and diluted earnings per share before cumulative effect of change in accounting principle:

                                                       Three months ended    Six months ended June
                                                            June 30,                  30,
                                                        2002        2001        2002        2001
                                                       ------------------    ---------------------
                                                        (in thousands, except per share amounts)
      Income from continuing operations                $  930      $1,268a     $1,937      $2,172a

      Gain on disposal of discontinued operations         165         165         165         165
                                                       ------------------    ---------------------
      Income before cumulative effect of change
          in accounting principle                      $1,095      $1,433      $2,102      $2,337
                                                       ==================      ==================

       Weighted average basic shares outstanding        1,719       2,023       1,707       2,009
       Add: Effect of dilutive securities
          (options)                                       171         254         187         230
                                                       ------------------    ---------------------
       Weighted average diluted shares
          outstanding                                   1,890       2,277       1,894       2,239
                                                       ==================      ==================

a - includes $273,000, net of tax, one-time gain on a patent sale

                       ATRION CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                  Three months ended June      Six months ended June
                                                            30,                         30,
                                                    2002          2001          2002          2001
                                                  -----------------------     ----------------------
                                                        (in thousands, except per share amounts)
      Earnings per basic share:
        Income from continuing operations         $   0.54      $   0.63b     $   1.13      $   1.08b
        Gain on disposal of discontinued
          operations                                  0.10          0.08          0.10          0.08
                                                  ----------------------      ----------------------
        Earnings before cumulative effect of
          change in accounting principle          $   0.64      $   0.71      $   1.23      $   1.16
                                                  ======================      ======================
      Earnings per diluted share:
        Income from continuing operations         $   0.49      $   0.56c     $   1.02      $   0.97c
        Gain on disposal of discontinued
          operations                                  0.09          0.07          0.09          0.07
                                                  ----------------------      ----------------------
        Earnings before cumulative effect of
          change in accounting principle          $   0.58      $   0.63      $   1.11      $   1.04
                                                  ======================      ======================

b - includes $0.13 per share from a one-time gain on a patent sale

c - includes $0.12 per share from a one-time gain on a patent sale

      Outstanding options that were not included in the diluted earnings per share calculation because their effect would be anti-dilutive totaled 29,500 for each of the three and six-month periods ended June 30, 2002.

                       ATRION CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results for the three months ended June 30, 2002

      The Company's consolidated net income for the quarter ended June 30, 2002 was $1.1 million, or $0.64 per basic and $0.58 per diluted share, compared with consolidated net income of $1.4 million, or $0.71 per basic and $0.63 per diluted share, for the second quarter of 2001. Net income for the second quarter of 2001 included a one-time gain of $428,000 ($273,000 net of tax, or $0.13 per basic and $0.12 per diluted share) attributable to the sale of a patent. The earnings per basic share computations are based on weighted average basic shares outstanding of 1,718,881 in the 2002 period and 2,022,515 in the 2001 period. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 1,889,949 in the 2002 period and 2,276,570 in the 2001 period.

      Consolidated revenues of $14.8 million for the second quarter of 2002 were flat compared with revenues of $14.8 million for the second quarter of 2001. A decline in sales of certain products that the Company's customers distribute through retail outlets was offset by growth in sales of products used by hospitals and surgeons. Cost of goods sold of $9.6 million for the second quarter of 2002 was 5 percent higher than in the comparable 2001 period. The increase in cost of goods sold is primarily related to a shift in product mix to products with lower gross profit margins.

      Gross profit of $5.1 million in the second quarter of 2002 was $493,000, or 9 percent, lower than in the comparable 2001 period. The Company's gross profit percentage in the second quarter of 2002 was 34.7 percent of revenues compared with 38.0 percent of revenues in the second quarter of 2001. This decrease is primarily related to the previously mentioned shift in product mix.

      The Company's second quarter 2002 operating expenses of $3.7 million were $381,000 lower than the operating expenses for the second quarter of 2001. This decrease was the result of decreased general and administrative (G&A) expenses and decreased selling expenses partially offset by an 8 percent increase in research and development (R&D) expenses in the current year period. Selling expenses for the second quarter of 2002 were $273,000 lower than selling expenses for the second quarter of 2001 primarily related to spending controls. G&A expenses for the second quarter of 2002 were $146,000 lower than G&A expenses for the same period in 2001 primarily as a result of a $151,000 reduction in goodwill amortization in the current year period due to the adoption of SFAS 142 as discussed in
      Note 2 to the Company's Consolidated Financial Statements (unaudited) included herein. Additionally, G&A expense savings from restructuring certain of the Company's operations partially offset increases in insurance, wages and benefits. Operating income of $1.4 million in the second quarter of 2002 was $112,000, or 7 percent, lower than the operating income in the second quarter of 2001.

      Net interest expense for the second quarter of 2002 was $88,000 compared to net interest expense of $76,000 for the same period in the prior year. This slight increase in net interest expense is primarily related to a significant reduction in interest rates for the 2002 period offset by higher average borrowings for the second quarter of 2002 as compared with the second quarter of 2001. Other income for the second quarter of 2002 was $1,000 compared to other income of $430,000 for the same period in the prior year.

      This decrease is primarily attributable to the Company's one-time gain of $428,000 on the sale of a patent in the second quarter of 2001.

      Income tax expense for the second quarter of 2002 was $384,000 compared to income tax expense of $599,000 for the same period in the prior year. The effective tax rates for the three months ended June 30, 2002 and 2001 were
      29.2 percent and 32.1 percent, respectively.

      The Company recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas operations of $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for the second quarter of 2002 compared with a gain of $165,000 after tax, or $0.08 per basic and $0.07 per diluted share, for the second quarter of 2001.

      Results for the six months ended June 30, 2002

      The Company's consolidated income before cumulative effect of change in accounting principle for the six months ended June 30, 2002 was $2.1 million, or $1.23 per basic and $1.11 per diluted share, compared with income before cumulative effect of change in accounting principle of $2.3 million, or $1.16 per basic and $1.04 per diluted share, for the same period of 2001. Consolidated net income before cumulative effect of change in accounting principle for the six months ended June 30, 2001 included a one-time gain of $428,000 ($273,000 net of tax, or $0.13 per basic and $0.12 per diluted share) attributable to the sale of a patent. As previously mentioned, the Company adopted SFAS 142 effective January 1, 2002. The required adoption of SFAS 142 is considered a change in accounting principle and the cumulative effect of adopting this standard resulted in a $1.64 million, or $0.96 per basic and $0.87 per diluted share, non-cash, after tax charge in the first quarter of 2002. Consolidated net income, including the cumulative effect of change in accounting principle, totaled $461,000, or $0.27 per basic and $0.24 per diluted share, in the first six months of 2002. This is compared with consolidated net income of $2.3 million, or $1.16 per basic and $1.04 per diluted share, in the first six months of 2001. The earnings per basic share computations are based on weighted average basic shares outstanding of 1,707,314 in the 2002 period and 2,008,883 in the 2001 period. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 1,894,034 in the 2002 period and 2,238,622 in the 2001 period.

      Consolidated revenues of $29.6 million for the six months ended June 30, 2002 were flat compared to revenues for the same period of 2001. Growth in sales of products used by hospitals and surgeons was primarily offset by a decline in sales of certain products that the Company's customers distribute through retail outlets. Cost of goods sold of $19.1 million for the first six months of 2002 was 4 percent higher than in the comparable 2001 period. The increase in cost of goods sold is primarily related to a shift in product mix to products with lower gross profit margins.

      Gross profit of $10.5 million in the first six months of 2002 was $778,000, or 7 percent, lower than in the comparable 2001 period. The Company's gross profit percentage for the six months ended June 30, 2002 was 35.5 percent of revenues compared with 38.2 percent of revenues in the six months ended June 30, 2001. This decrease is primarily related to the previously mentioned shift in product mix.

      The Company's operating expenses for the first six months of 2002 of $7.6 million were $807,000 lower than the operating expenses for the comparable 2001 period. This decrease was the result of decreased G&A expenses and decreased selling expenses partially offset by a 6 percent increase in R&D expenses in the current six-month period. Selling expenses for the six months ended June 30, 2002 were $648,000 lower than selling expenses for the first six months of 2001 primarily related to spending controls. G&A expenses for the first six months of 2002 were $220,000 lower than G&A expenses for the same period in 2001 primarily as a result of a $301,000 reduction in goodwill amortization in the current year period due to the adoption of SFAS 142 as mentioned above. Savings realized from restructuring certain of the Company's operations partially offset increases in insurance, outside services, wages and benefits during the six months ended June 30, 2002. Operating income of $3.0 million in the first six months of 2002 was $29,000, or 1 percent, higher than the operating income in the comparable 2001 period.

      Net interest expense for the six months ended June 30, 2002 was $199,000 compared to net interest expense of $192,000 for the same period in the prior year. This slight increase in net interest expense is primarily related to a significant reduction in interest rates for the 2002 period offset by higher average borrowings for the first six months of 2002 as compared with the first six months of 2001. Other income for the six months ended June 30, 2002 was $2,000 compared to other income of $432,000 for the same period in 2001. This decrease is primarily attributable to the Company's one-time gain of $428,000 on the sale of a patent in the six months ended June 30, 2001.

      Income tax expense for the six months ended June 30, 2002 was $821,000 compared to income tax expense of $994,000 for the same period in the prior year. The effective tax rates for the six months ended June 30, 2002 and 2001 were 29.8 percent and 31.4 percent, respectively. The lower effective tax rate in 2002 is primarily due to the impact of tax credits on lower income levels.

      The Company recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas operations of $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for the first six months of 2002 compared with a gain of $165,000 after tax, or $0.08 per basic and $0.07 per diluted share, for the first six months of 2001.

      Liquidity and Capital Resources

      At June 30, 2002, the Company had cash and cash equivalents of $592,000 compared with $542,000 at December 31, 2001. The Company had borrowings of $14.5 million under its $25 million revolving credit facility (Credit Facility) at June 30, 2002 and borrowings of $17.1 million under its Credit Facility at December 31, 2001. The decrease in long-term debt from December 31, 2001 to June 30, 2002 is primarily attributable to the Company's use of cash flows from continuing operations to reduce its borrowing level. The term of the Credit Facility expires November 12, 2004 and may be extended under certain circumstances. At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company's ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement. At June 30, 2002, the Company was in compliance with all financial covenants.

      Cash flows from continuing operations contributed $3.2 million for the first six months of 2002. The Company used $1.0 million for the purchase of equipment and machinery during the six months ended June 30, 2002. As mentioned above, the level of borrowing under the Company's Credit Facility was reduced by $2.6 million during the first six months of 2002.

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

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its 2002 Annual Meeting of Stockholders on May 30, 2002 at its offices in Allen, Texas. At such meeting, the Company's stockholders ratified the Board of Director's appointment of Grant Thornton LLP as independent accountants with 1,582,497 shares voted for ratification, 4,297 voted against and 410 abstentions. The voting with respect to the nominees for election as directors was as follows:

             Nominee                     Votes For             Votes Withheld
             -------                     ---------             --------------
         Emile A. Battat                 1,572,801                 14,403
         John H. P. Maley                1,572,846                 14,358

      The terms of the following directors continued after the meeting: Richard
      O. Jacobson, Jerome J. McGrath, Hugh J. Morgan, Jr., John P. Stupp, Jr. and Roger F. Stebbing.

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes - Oxley Act Of 2002

            99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes - Oxley Act Of 2002

      (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Atrion Corporation
                               ------------------
                                  (Registrant)


Date: August 14, 2002                   /s/ Emile A. Battat
                                        ----------------------------------------
                                        Emile A. Battat
                                        Chairman, President and
                                        Chief Executive Officer


Date: August 14, 2002                   /s/ Jeffery Strickland
                                        ----------------------------------------
                                        Jeffery Strickland
                                        Vice President and
                                        Chief Financial Officer