Form 10-Q
period 2002-09-30
ATRION CORP
filed 2002-11-13
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2002           Commission File Number 0-10763

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

                                 YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding at
         Title of Each Class                            November 9, 2002
---------------------------------------          -------------------------------
Common stock, Par Value $0.10 per share                     1,707,921

                       ATRION CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. Financial Information                                                  2

      Item 1. Financial Statements

                 Consolidated Statements of Income (Unaudited)
                     For the Three and Nine Months Ended
                     September 30, 2002 and 2001                               3

                 Consolidated Balance Sheets
                     September 30, 2002 (Unaudited) and December 31, 2001      4

                 Consolidated Statements of Cash Flows (Unaudited)
                     For the Nine Months Ended
                     September 30, 2002 and 2001                               5

                 Notes to Consolidated Financial Statements (Unaudited)        6

      Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 10

      Item 4. Controls and Procedures                                         14

PART II. Other Information                                                    15

      Item 6. Exhibits and Reports on
                 Form 8-K                                                     15

SIGNATURES                                                                    16

Certifications                                                                16

                                     PART I

                              FINANCIAL INFORMATION

Item 1.       Financial Statements

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended      Nine Months Ended
                                                        September 30           September 30
                                                   --------------------------------------------
                                                     2002        2001        2002        2001
                                                   --------------------------------------------
Revenues                                           $ 14,662    $ 15,418    $ 44,262    $ 44,998
Cost of goods sold                                    9,620       9,577      28,705      27,864
                                                   --------    --------    --------    --------
Gross profit                                          5,042       5,841      15,557      17,134
                                                   --------    --------    --------    --------

Operating expenses:
   Selling                                            1,306       1,543       4,142       5,027
   General and administrative                         1,708       2,082       5,375       5,970
   Research and development                             643         483       1,700       1,479
                                                   --------    --------    --------    --------
                                                      3,657       4,108      11,217      12,476
                                                   --------    --------    --------    --------
Operating income                                      1,385       1,733       4,340       4,658
                                                   --------    --------    --------    --------

Other income (expense):
   Interest expense, net                                (88)        (25)       (287)       (217)
   Other (expense) income                               (19)          4         (17)        437
                                                   --------    --------    --------    --------
                                                       (107)        (21)       (304)        220
                                                   --------    --------    --------    --------
Income from continuing operations before
    provision for income taxes                        1,278       1,712       4,036       4,878
Provision for income taxes                              181         535       1,002       1,529
                                                   --------    --------    --------    --------

Income from continuing operations                     1,097       1,177       3,034       3,349

Gain on disposal of discontinued operations, net
    of income taxes                                      --       5,326         165       5,492
                                                   --------    --------    --------    --------
Income before cumulative effect of change in
    accounting principle                              1,097       6,503       3,199       8,841

Cumulative effect of change in accounting
   principle, net of income taxes                        --          --      (1,641)         --
                                                   --------    --------    --------    --------

Net income                                         $  1,097    $  6,503    $  1,558    $  8,841
                                                   ========    ========    ========    ========

Earnings (loss) per basic share:
   Income from continuing operations               $   0.64    $   0.57    $   1.77    $   1.66
   Gain on disposal of discontinued operations           --        2.60        0.10        2.72
   Cumulative effect of change in accounting
     principle                                           --          --       (0.96)         --
                                                   --------    --------    --------    --------
                                                   $   0.64    $   3.17    $   0.91    $   4.38
                                                   ========    ========    ========    ========

Weighted average basic shares outstanding             1,720       2,048       1,712       2,022
                                                   ========    ========    ========    ========
Earnings (loss) per diluted share:
   Income from continuing operations               $   0.59    $   0.51    $   1.61    $   1.50
   Gain on disposal of discontinued operations           --        2.33        0.09        2.46
   Cumulative effect of change in accounting
     principle                                           --          --       (0.87)         --
                                                   --------    --------    --------    --------
                                                   $   0.59    $   2.84    $   0.83    $   3.96
                                                   ========    ========    ========    ========

Weighted average diluted shares outstanding           1,849       2,290       1,879       2,234
                                                   ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        September 30,    December 31,
                                                            2002             2001
                                                        -------------    ------------
                                                        (unaudited)
                                                                (in thousands)
Assets

Current assets:
   Cash and cash equivalents                               $    549        $    542
   Accounts receivable                                       10,356           7,559
   Inventories                                               11,501          11,114
   Prepaid expenses and other                                 1,463           1,463
                                                           --------        --------
                                                             23,869          20,678
                                                           --------        --------

Property, plant and equipment:
   Original cost                                             41,978          39,866
   Less accumulated depreciation and amortization            17,139          14,488
                                                           --------        --------
                                                             24,839          25,378
                                                           --------        --------

Other assets:
   Patents                                                    2,479           2,707
   Goodwill                                                   9,730          12,216
   Other                                                      2,582           3,308
                                                           --------        --------
                                                             14,791          18,231
                                                           --------        --------

                                                           $ 63,499        $ 64,287
                                                           ========        ========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                $  5,593        $  5,337
   Accrued income and other taxes                               818             109
                                                           --------        --------
                                                              6,411           5,446
                                                           --------        --------

Long-term debt                                               14,937          17,125
                                                           --------        --------

Other noncurrent liabilities                                  1,325           2,541
                                                           --------        --------

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000,000 shares, issued 3,419,953 shares                342             342
   Paid-in capital                                            8,123           7,991
   Retained earnings                                         63,218          61,660
   Treasury shares,1,712,032 in 2002 and 1,732,032
      in 2001, at cost                                      (30,857)        (30,818)
                                                           --------        --------
       Total stockholders' equity                            40,826          39,175
                                                           --------        --------

                                                           $ 63,499        $ 64,287
                                                           ========        ========

The accompanying notes to consolidated financial statements are an integral part of these Balance Sheets.

                       ATRION CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Nine Months Ended
                                                                  September 30
                                                           ------------------------
                                                              2002          2001
                                                           ----------    ----------
Cash flows from operating activities:
   Net income                                              $    1,558    $    8,841
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Goodwill impairment, net of income taxes                1,641            --
        Gain on disposal of discontinued operations              (165)       (5,492)
        Depreciation and amortization                           3,237         3,429
        Deferred income taxes                                    (189)          203
        Other                                                     183          (428)
                                                           ----------    ----------
                                                                6,265         6,553

    Change in operating assets and liabilities:
        Accounts receivable                                    (2,798)       (1,949)
        Other current assets                                     (387)         (175)
        Accounts payable and accrued liabilities                  256           652
        Accrued income and other taxes                            709           630
        Other non-current assets and liabilities                  544           498
                                                           ----------    ----------

Net cash provided by continuing operations                      4,589         6,209
Net cash provided by discontinued operations                      165           165
                                                           ----------    ----------
                                                                4,754         6,374

Cash flows from investing activities:
  Property, plant and equipment additions                      (2,611)       (2,068)
  Property, plant and equipment sales                              15           176
  Patent sale                                                      --           428
                                                           ----------    ----------
                                                               (2,596)       (1,464)
                                                           ----------    ----------

Cash flows from financing activities:
  Decrease in long-term indebtedness                           (2,188)       (5,013)
  Issuance of common stock                                        345           459
  Repurchase of common stock                                     (308)         (169)
                                                           ----------    ----------
                                                               (2,151)       (4,723)
                                                           ----------    ----------

Net change in cash and cash equivalents                             7           187
Cash and cash equivalents at beginning of period                  542           159
                                                           ----------    ----------
Cash and cash equivalents at end of period                 $      549    $      346
                                                           ==========    ==========

Cash paid for:
  Interest                                                 $      320    $      314
  Income taxes                                             $      190    $      895

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

(2)   Intangible Assets

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer subject to amortization, but is now subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS 142 became effective for the Company on January 1, 2002. Goodwill amortization, which was $603,000 in 2001, ceased effective January 1, 2002. The Company has completed the process of performing an impairment analysis as required by SFAS 142, resulting in a write-down of goodwill in the first quarter of 2002 of $1.6 million, net of income tax. The charge reflected a reduction in the goodwill resulting from the acquisition of Quest Medical in February 1998. The impairment loss was recorded as the cumulative effect of a change in accounting principle. Net income before cumulative effect of change in accounting principle for the three and nine months ended September 30, 2002 and net income for the three and nine months ended September 30, 2001 adjusted as though the non-amortization provisions of SFAS 142 had been in effect for that period are as follows:

                                             Three Months ended         Nine Months ended
                                                September 30,             September 30,
                                              2002         2001         2002         2001
                                           -------------------------------------------------
                                               (in thousands)            (in thousands)
Income from continuing operations          $    1,097   $    1,177   $    3,034    $   3,349(a)
Add back: Goodwill amortization,  net of
    tax                                            --          106           --          319
                                           -------------------------------------------------
Adjusted income from continuing
    operations                             $    1,097   $    1,283   $    3,034   $    3,668
                                           =================================================

                                             Three Months ended        Nine Months ended
                                                September 30,             September 30,
                                              2002         2001         2002         2001
                                           -------------------------------------------------
Adjusted income per basic share:
Income from continuing operations          $     0.64   $     0.57   $     1.77    $    1.66(b)
Add back: Goodwill amortization,  net of
  tax                                              --         0.05           --         0.15
                                           -------------------------------------------------
Adjusted income from continuing
    operations                             $     0.64   $     0.62   $     1.77   $     1.81
                                           =================================================

(a) - includes $273,000, net of tax, one-time gain on a patent sale

(b) - includes $0.13 per share from a one-time gain on a patent sale

                       ATRION CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                             Three Months ended        Nine Months ended
                                                September 30,             September 30,
                                             2002         2001          2002        2001
                                           -------------------------------------------------
Adjusted income per diluted share:

Income from continuing operations          $     0.59   $     0.51   $     1.61   $     1.50(c)
Add back: Goodwill amortization,  net of
    tax                                            --         0.05           --         0.14
                                           -------------------------------------------------
Adjusted income from continuing
    operations                             $     0.59   $     0.56   $     1.61   $     1.64
                                           =================================================

(c) - includes $ 0.12 per share from a one-time gain on a patent sale

      Intangible assets consist of the following (in thousands, except average life):

                                                                        September 30, 2002             December 31, 2001
                                                                 -------------------------------------------------------------
                                                   Average           Gross                          Gross
                                                     Life           Carrying      Accumulated      Carrying      Accumulated
                                                   (years)           Amount       Amortization      Amount       Amortization
                                                 -------------   -------------   -------------   -------------   -------------
Amortizable intangible assets:
      Patents                                            12.85   $       9,250   $       6,771   $   9,250       $       6,543

Intangible assets not subject to amortization:
      Goodwill                                                   $      16,330   $       6,600   $  16,330       $       4,114

      Aggregate amortization expense for the three and nine months ended September 30, 2002 was $76,000 and $228,000, respectively. Aggregate amortization expense for the three and nine months ended September 30, 2001 was $227,000 and $680,000, respectively.

      Estimated amortization expense for each of the years ending December 31, is as follows (in thousands):

      2002                      $304
      2003                      $304
      2004                      $304
      2005                      $271
      2006                      $169

      The change in the carrying amounts of goodwill for the nine-month period ended September 30, 2002 is as follows (in thousands):

      Balance as of January 1, 2002                                $12,216
      Impairment loss                                                2,486
                                                                   -------
      Balance as of September 30, 2002                             $ 9,730
                                                                   =======

                       ATRION CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(3)   Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                              September 30,    December 31,
                                                  2002             2001
      --------------------------------------------------------------------
      Raw materials                            $    6,099       $    6,037
      Finished goods                                3,625            4,189
      Work in process                               1,777              888
      --------------------------------------------------------------------
                                               $   11,501       $   11,114
      --------------------------------------------------------------------

(4)   Earnings per share

      The following is the computation for basic and diluted earnings per share before cumulative effect of change in accounting principle:

                                                      Three months ended         Nine months ended
                                                         September 30,             September 30,
                                                       2002         2001         2002         2001
                                                    -------------------------------------------------
                                                         (in thousands, except per share amounts)
      Income from continuing operations             $    1,097   $    1,177   $    3,034   $    3,349(a)

      Gain on disposal of discontinued operations           --        5,326          165        5,492
                                                    -------------------------------------------------
      Income before cumulative effect of change
          in accounting principle                   $    1,097   $    6,503   $    3,199   $    8,841
                                                    =================================================

       Weighted average basic shares outstanding         1,720        2,048        1,712        2,022
       Add:  Effect of dilutive securities
          (options)                                        129          242          167          212
                                                    -------------------------------------------------
       Weighted average diluted shares
          outstanding                                    1,849        2,290        1,879        2,234
                                                    =================================================

(a) - includes $273,000, net of tax, one-time gain on a patent sale

                       ATRION CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                 Three months ended         Nine months ended
                                                    September 30,             September 30,
                                                  2002         2001         2002         2001
                                               -------------------------------------------------
                                                    (in thousands, except per share amounts)
        Earnings per basic share:

        Income from continuing operations      $     0.64   $     0.57   $     1.77   $     1.66(b)

        Gain on disposal of discontinued
          operations                                   --         2.60         0.10         2.72
                                               -------------------------------------------------
        Earnings before cumulative effect of
          change in accounting principle       $     0.64   $     3.17   $     1.87   $     4.38
                                               =================================================
      Earnings per diluted share:

        Income from continuing operations      $     0.59   $     0.51   $     1.61       $1.50(c)

        Gain on disposal of discontinued
          operations                                   --         2.33         0.09         2.46
                                               -------------------------------------------------
        Earnings before cumulative effect of
          change in accounting principle       $     0.59   $     2.84   $     1.70   $     3.96
                                               =================================================

(b) - includes $ 0.13 per share from a one-time gain on a patent sale

(c) - includes $ 0.12 per share from a one-time gain on a patent sale

      Outstanding options that were not included in the diluted earnings per share calculation because their effect would be anti-dilutive totaled 61,500 and 33,667 for the three and nine-month periods ended September 30, 2002, respectively, and 12,000 and 11,067 for the three and nine-month periods ended September 30, 2001, respectively.

                       ATRION CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results for the three months ended September 30, 2002

      The Company's consolidated income from continuing operations for the quarter ended September 30, 2002 was $1.1 million, or $0.64 per basic and $0.59 per diluted share, compared with consolidated income from continuing operations of $1.2 million, or $0.57 per basic and $0.51 per diluted share, for the third quarter of 2001. The earnings per basic share computations are based on weighted average basic shares outstanding of 1,719,791 in the 2002 period and 2,047,535 in the 2001 period. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 1,848,858 in the 2002 period and 2,289,880 in the 2001 period.

      Consolidated revenues of $14.7 million for the third quarter of 2002 were lower than revenues of $15.4 million for the third quarter of 2001. Sales of contact lens disinfection cases that the Company's customers distribute through retail outlets were lower than similar product sales in the third quarter of 2001. Shipments of these products reached peak levels during the 2001 period as customers increased their orders to build up inventories and launch their marketing programs. This decrease in sales was partially offset by an increase in sales of products used by physicians and hospitals during the three months ended September 30, 2002. The Company anticipates favorable quarterly revenue comparisons of contact lens disinfection cases starting with the fourth quarter of 2002 as compared to the fourth quarter of 2001. Cost of goods sold of $9.6 million for the third quarter of 2002 was flat as compared with the comparable 2001 period. The increase in cost of goods sold as a percentage of revenues is primarily related to a shift in product mix to products with lower gross profit margins.

      Gross profit of $5.0 million in the third quarter of 2002 was $799,000, or
      13.7 percent, lower than in the comparable 2001 period. The Company's gross profit percentage in the third quarter of 2002 was 34.4 percent of revenues compared with 37.9 percent of revenues in the third quarter of 2001. This decrease is primarily related to the previously mentioned shift in product mix.

      The Company's third quarter 2002 operating expenses of $3.7 million were $451,000, or 11.0 percent, lower than the operating expenses for the third quarter of 2001. This decrease was the result of decreased general and administrative (G&A) expenses and decreased selling expenses partially offset by a $160,000 increase in research and development (R&D) expenses in the current year period. The increase is primarily related to a $108,000 write-off of assets related to a discontinued project during the third quarter of 2002. Selling expenses for the third quarter of 2002 were $237,000 lower than selling expenses for the third quarter of 2001 primarily related to spending controls. G&A expenses for the third quarter of 2002 were $374,000 lower than G&A expenses for the same period in 2001 primarily as a result of a $151,000 reduction in goodwill amortization in the current year period due to the adoption of SFAS 142 as discussed in
      Note 2 to the Company's Consolidated Financial Statements (unaudited) included herein. Additionally, G&A expense savings from restructuring certain of the Company's operations and reduced compensation and outside services were partially offset by increases in insurance costs. Operating income of $1.4 million in the third quarter of 2002 was $348,000, or 20 percent, lower than the operating income in the third quarter of 2001.

      Net interest expense for the third quarter of 2002 was $88,000 compared to net interest expense of $25,000 for the same period in the prior year. This increase in net interest expense is primarily related to higher average borrowings for the third quarter of 2002 as compared with the third quarter of 2001 partially offset by a significant reduction in interest rates for the 2002 period. Other expense for the third quarter of 2002 was $19,000 compared to other income of $4,000 for the same period in the prior year. This shift is primarily related to a $21,000 loss on the disposal of certain manufacturing equipment in 2002.

      Income tax expense for the third quarter of 2002 was $181,000 compared to income tax expense of $535,000 for the same period in the prior year. The effective tax rates for the three months ended September 30, 2002 and 2001 were 14.2 percent and 31.3 percent, respectively. The lower effective tax rate in 2002 is primarily related to higher benefits from tax incentives for exports and R&D expenditures and the utilization of capital loss carryovers.

      In the third quarter of 2001, the Company recorded a non-cash gain from discontinued operations of $5,326,000 after tax, or $2.60 per basic and $2.33 per diluted share. The third quarter 2001 gain resulted from the reversal of a reserve established when the Company disposed of its natural gas operations in 1997. The reversal followed a resolution of an outstanding contingency related to the sale of those assets. During the third quarter of 2002, the Company had no transactions related to discontinued operations, and no remaining assets from discontinued operations.

      Results for the nine months ended September 30, 2002

      The Company's consolidated income from continuing operations for the nine months ended September 30, 2002 was $3.0 million, or $1.77 per basic and $1.61 per diluted share, compared with income from continuing operations of $3.3 million, or $1.66 per basic and $1.50 per diluted share, for the same period of 2001. Consolidated income from continuing operations for the nine months ended September 30, 2001 included a one-time gain of $428,000 ($273,000 net of tax, or $0.13 per basic and $0.12 per diluted share) attributable to the sale of a patent. The Company's consolidated income before cumulative effect of change in accounting principle for the nine months ended September 30, 2002 was $2.9 million, or $1.87 per basic and $1.70 per diluted share, compared with income before cumulative effect of change in accounting principle of $8.8 million, or $4.38 per basic and $3.96 per diluted share, for the same period of 2001. As previously mentioned, the Company adopted SFAS 142 effective January 1, 2002. The required adoption of SFAS 142 is considered a change in accounting principle and the cumulative effect of adopting this standard resulted in a $1.64 million, or $0.96 per basic and $0.87 per diluted share, non-cash, after tax charge in the first quarter of 2002. Consolidated net income, including the cumulative effect of change in accounting principle, totaled $1.6 million, or $0.91 per basic and $0.83 per diluted share, in the first nine months of 2002. This is compared with consolidated net income of $8.8 million, or $4.38 per basic and $3.96 per diluted share, in the first nine months of 2001. The earnings per basic share computations are based on weighted average basic shares outstanding of 1,711,519 in the 2002 period and 2,021,908 in the 2001 period. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 1,878,976 in the 2002 period and 2,233,723 in the 2001 period.

      Consolidated revenues of $44.3 million for the nine months ended September 30, 2002 were 1.6% lower than revenues for the same period of 2001. Growth in sales of products used by hospitals and surgeons was more than offset by a decline in sales of contact lens disinfection cases that the Company's customers distribute through retail outlets. Cost of goods sold of $28.7 million for the first nine months of 2002 was 3.0 percent higher than in the comparable 2001 period. The increase in cost of goods sold is primarily related to a shift in product mix to products with lower gross profit margins.

      Gross profit of $15.6 million in the first nine months of 2002 was $1.6 million, or 9.2 percent, lower than in the comparable 2001 period. The Company's gross profit percentage for the nine months ended September 30, 2002 was 35.1 percent of revenues compared with 38.1 percent of revenues in the nine months ended September 30, 2001. This decrease is primarily related to the previously mentioned shift in product mix.

      The Company's operating expenses for the first nine months of 2002 of $11.2 million were $1.3 million, or 10.1 percent lower than the operating expenses for the comparable 2001 period. This decrease was the result of decreased G&A expenses and decreased selling expenses partially offset by a $221,000 increase in R&D expenses in the current nine-month period. The increase is primarily related to a $108,000 write-off of assets related to a discontinued project during the third quarter of 2002. Selling expenses for the nine months ended September 30, 2002 were $885,000 lower than selling expenses for the first nine months of 2001 primarily related to spending controls. G&A expenses for the first nine months of 2002 were $595,000 lower than G&A expenses for the same period in 2001 primarily as a result of a $451,000 reduction in goodwill amortization in the current year period due to the adoption of SFAS 142 as mentioned above. Additionally, savings realized from restructuring certain of the Company's operations and reduced compensation expense were partially offset by increases in insurance costs during the nine months ended September 30, 2002. Operating income of $4.3 million in the first nine months of 2002 was $318,000 lower than operating income in the comparable 2001 period.

      Net interest expense for the nine months ended September 30, 2002 was $287,000 compared to net interest expense of $217,000 for the same period in the prior year. This increase in net interest expense is primarily related to higher average borrowings for the first nine months of 2002 as compared with the first nine months of 2001 partially offset by a significant reduction in interest rates for the 2002 period. Other expense for the nine months ended September 30, 2002 was $17,000 compared to other income of $437,000 for the same period in 2001. This change is primarily attributable to the Company's one-time gain of $428,000 on the sale of a patent in the nine months ended September 30, 2001.

      Income tax expense for the nine months ended September 30, 2002 was $1.0 million compared to income tax expense of $1.5 million for the same period in the prior year. The effective tax rates for the nine months ended September 30, 2002 and 2001 were 24.8 percent and 31.3 percent, respectively. The lower effective tax rate in 2002 is primarily related to higher benefits from tax incentives for exports and R&D expenditures and the utilization of capital loss carryovers.

      The Company recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas operations of $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for the first nine months of 2002 compared with a gain from discontinued operations relating to the sale of its natural gas operations of $5.5 million after tax, or $2.72 per basic and $2.46 per diluted share, for the nine months ended September 30, 2001. As previously discussed, the reversal in 2001 of a reserve established when the Company disposed of its natural gas operations in 1997 is the primary contributor to the gain in 2001.

      Liquidity and Capital Resources

      At September 30, 2002, the Company had cash and cash equivalents of $549,000 compared with $542,000 at December 31, 2001. During the nine months ended September 30, 2002, accounts receivable increased $2.8 million primarily as a result of increased sales during the third quarter of 2002 as compared with the fourth quarter of 2001. Additionally, a delay in payment by two large customers of approximately $1.0 million contributed to the increase during 2002. These payments were received in early October 2002. The Company had borrowings of $14.9 million under its $25 million revolving credit facility (Credit Facility) at September 30, 2002 and borrowings of $17.1 million under its Credit Facility at December 31, 2001. The decrease in long-term debt from December 31, 2001 to September 30, 2002 is primarily attributable to the Company's use of cash flows from continuing operations to reduce its borrowing level. The term of the Credit Facility expires November 12, 2004 and may be extended under certain circumstances. At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company's ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain financial covenants in the loan agreement. At September 30, 2002, the Company was in compliance with all financial covenants.

      Net cash flow provided by continuing operations for the first nine months of 2002 was $4.6 million compared with $6.2 million for the first nine months of 2001. The previously mentioned increase in accounts receivable was the primary contributor to the decrease in cash flow provided by continuing operations for the first nine months of 2002. Cash flows used in investing activities during the nine months ended September 30, 2002 of $2.6 million were utilized to purchase equipment and machinery in the 2002 period. Cash flows used in financing activities for the nine months ended September 30, 2002 of $2.1 million were utilized primarily to reduce the Company's borrowing level under its Credit Facility.

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

Item 4. Controls and Procedures

      With the participation of management, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing of this quarterly report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports that the Company files with the Securities and Exchange Commission.

      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

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

      (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Atrion Corporation
                                  (Registrant)

Date:  November 13, 2002                         /s/ Emile A. Battat
                                                 ------------------------
                                                 Emile A. Battat
                                                 Chairman, President and
                                                 Chief Executive Officer


Date:  November 13, 2002                         /s/ Jeffery Strickland
                                                 ------------------------
                                                 Jeffery Strickland
                                                 Vice President and
                                                 Chief Financial Officer
Chief Executive Officer Certification

I, Emile A Battat, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Atrion Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Emile A. Battat
-------------------
Emile A. Battat
Chairman, President and
Chief Executive Officer

Chief Financial Officer Certification

I, Jeffery Strickland, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Atrion Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Jeffery Strickland
----------------------
Jeffery Strickland
Vice President and
Chief Financial Officer