Form 10-K
period 2002-12-31
ATRION CORP
filed 2003-03-13
CIK 701288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    Form 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002
                         Commission File Number 0-10763

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant at March 3, 2003 was $32,886,105 based on the last reported sales price of the common stock on the Nasdaq National Market on such date.

Number of shares of Common Stock outstanding at March 3, 2003: 1,833,571.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2003 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

================================================================================

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                    --------

                                TABLE OF CONTENTS
  ITEM                                                                      PAGE
  ----                                                                      ----

PART I.........................................................................1

   ITEM 1.     BUSINESS........................................................1
   ITEM 2.     PROPERTIES......................................................9
   ITEM 3.     LEGAL PROCEEDINGS...............................................9
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............9
   EXECUTIVE OFFICERS OF THE COMPANY...........................................9

PART II.......................................................................10

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS............................................10
   ITEM 6.     SELECTED FINANCIAL DATA........................................12
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................12
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK....................................................17
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................18
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................40

PART III......................................................................40

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............40
   ITEM 11.    EXECUTIVE COMPENSATION.........................................40
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.................................................40
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................41
   ITEM 14.    CONTROLS AND PROCEDURES........................................41

PART IV.......................................................................41

   ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8--K......................................................41

SIGNATURES....................................................................45

EXHIBIT INDEX.................................................................49

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                     PART I

ITEM 1. BUSINESS

General

Atrion Corporation ("Atrion" or the "Company") designs, develops, manufactures, markets, sells and distributes products and components, primarily for the medical and health care industry. The Company's products and services range from ophthalmology and cardiovascular products to fluid delivery devices, contract manufacturing and kitting services. The Company has a line of non-medical components that are sold for use in aviation and marine safety products. The Company also owns and maintains a gaseous oxygen pipeline and is engaged in leasing activities. The pipeline and leasing activities are small and incidental to the overall operations of the Company.

The Company's ophthalmic products accounted for 29 percent, 31 percent and 26 percent of net revenues for 2002, 2001 and 2000, respectively. Atrion is a leading manufacturer of soft contact lens storage and disinfection cases. Atrion produces a complete line of products which are compatible with all solutions for use with soft or rigid gas permeable lenses. The Company also works with customers to provide customized distribution of products. As a registered pharmaceutical reseller, Atrion provides custom packaging, including component purchasing as well as labeling. Warehousing as well as inventory management is included in Atrion's complete kitting services. The Company also designs, manufactures and markets the LacriCATH(R) product line, a line of balloon catheters that is used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora (chronic tearing). Children and adults affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of the nasolacrimal blockage. LacriCATH balloon catheters are the only balloon catheters with Food and Drug Administration ("FDA") approval for use in this application.

The Company's cardiovascular products accounted for 22 percent, 20 percent and 22 percent of net revenues for 2002, 2001 and 2000, respectively. At the heart of the Company's cardiovascular products is the MPS(R) Myocardial Protection System ("MPS"), a proprietary technology that delivers essential fluids and medications to the heart during open-heart surgery. The MPS integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible management of this process indicating improved patient outcomes. The MPS is the only device used in open-heart surgery that allows for the mixing of drugs into the bloodstream without diluting the blood. The MPS employs advanced pump, temperature control and microprocessor technologies and includes a line of disposable products. The Company also develops, manufactures and markets other cardiovascular products which consist principally of the following: cardiac surgery vacuum relief valves; Retract-O-Tape(R) silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; and Clean-Cut(R) rotating aortic punch, used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

The Company's fluid delivery products accounted for 24 percent, 24 percent and 25 percent of net revenues for 2002, 2001 and 2000, respectively. The Company develops, manufactures and markets several specialized intravenous fluid delivery tubing sets and accessories. The intravenous fluid delivery line includes more than 50 distinct models used for complex therapy procedures employed in anesthesia administration, intravenous feeding, intensive care and cancer therapy. The Company is an industry leader in the manufacturing of medical tubing clamps. These products include clamps offering such features as six match-to-fit sizes with compatibility to all grades of medical tubing, molding in a variety of materials, and compatibility with different sterilization processes. The Company has developed a wide variety of luer syringe check valves and one-way valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, catheter and other applications. The Company's swabbable luer valve was developed as a substitute for needle ports in IV applications. These valves provide an economical replacement for needle access ports in drug delivery and IV applications.

The Company's other medical and non-medical products and services accounted for 25 percent, 25 percent and 27 percent of net revenues for 2002, 2001 and 2000, respectively. Atrion is the leading manufacturer of valves and inflation devices used in marine and aviation safety products. The Company manufactures valves, tubing flanges, right angle connectors, and closures for life vests, life rafts, inflatable boats, inflatable toys, survival equipment, and other inflatable structures. Atrion also produces many one-way and two-way "Breather" valves for use on electronics cases, munitions cases, pressure vessels, lift bags, space suits, mattresses, escape slides, and any other application requiring pressure relief. Atrion provides contract manufacturing services for other major original equipment manufacturers of medical devices. The Company has the ability to take a product from concept through design, development and prototype all the way to full-scale production manufacturing. Core competencies include engineering product design & development, prototyping, assembly, insert & injection molding, automation, RF-welding, ultrasonic & heat sealing, and sterile packaging.

The Company designs, manufactures and markets a line of pressure monitoring kits for use in labor and delivery procedures and various critical care applications. The Company's intrauterine pressure monitoring devices are used to determine pressure within the mother's uterus primarily during high risk labor and delivery. The Company's ACTester product line consists of instrumentation and associated disposables used to measure the activated clotting time of blood.

The Company owns and maintains a 22-mile high-pressure steel pipeline in north Alabama that is leased to an industrial gas producer that transports gaseous oxygen to one of its customers.

Marketing and Major Customers

The Company markets components to other equipment manufacturers for incorporation in their products and sells finished devices to physicians, hospitals, clinics and other treatment centers. Sales managers working with a direct sales force, commissioned sales agents, and distributors handle these sales. The Company's sales managers work closely with major customers in designing and developing products to meet customer requirements. The Company sponsors scientific symposia as a means of disseminating product information and participates in industry trade shows.

During 2002, approximately 25 percent of the Company's total revenues were from sales to parties outside the United States. These sales are marketed primarily by distributors in over fifty countries outside the United States.

The Company offers customer service, training and education, and technical support such as field service, spare parts, maintenance and repair for certain of its products. The Company periodically advertises its products in trade journals. The Company routinely attends and participates in trade shows throughout the United States and internationally. The Company provides supportive literature on the benefits of its business products.

During 2002, Novartis was the Company's only customer accounting for more than 10 percent of the Company's revenues, with various products sold to several divisions of Novartis accounting for approximately 12 percent of the Company's revenues. The loss of this customer would have a material adverse impact on the Company's business, financial condition and results of operations.

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

The Company devotes significant attention to quality assurance. Its quality assurance measures begin with the suppliers which participate in the Company's supplier quality assurance program. It continues at the manufacturing level where many components are assembled in a "clean room" environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Most finished products are then shipped to outside processors for sterilization by radiation or ethylene oxide gas. After sterilization, the products are quarantined and tested before they are shipped to customers.

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

Research and Development

The Company believes that a well-targeted research and development program is an essential part of the Company's activities, and the Company is currently engaged in a number of research and development projects. The objective of the Company's program is to develop new products in the Company's current product lines, improve current products and develop new product lines. Recent major development projects include, but are not limited to, a needleless injection site product designed to eliminate the use of needles by health care providers, a product designed for safe needle containment, a balloon catheter for use during balloon incisional dacryocystorhinosotomy surgery, a new inflator system for use with recreational and commercial life vests, an anti-retrograde flow check valve for medical infusion and fluid delivery applications and a silicone vessel loop for retracting and occluding vessels with improved securement capabilities. The Company expects to incur additional research and development expenses in 2003 for various projects, including further development of features and functionality of the MPS.

The Company's consolidated research and development expenditures for the years ended December 31, 2002, 2001 and 2000 were $2,180,000, $1,911,000, and
$2,054,000 respectively.

Availability of Supplies and Raw Materials

The Company subcontracts with various suppliers to provide it with the quantity of component parts necessary to assemble its products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources that manufacture these components from the Company's toolings. The Company believes that there are satisfactory alternative sources for single-sourced components, although a sudden disruption in supply from one of these suppliers could adversely affect the Company's ability to deliver finished products on time. The Company owns the molds used for production of a majority of its components. Consequently, in the event of supply disruption, the Company would be able to fabricate its own components or subcontract with another supplier, albeit after a delay in the production process. The Company purchases various types of high-grade resins and other components for its manufacturing processes from various suppliers. The resins are readily available materials and, while the Company is selective in its choice of suppliers, it believes that there are no significant restrictions or limitations on supply.

Patents and License Agreements

The commercial success of the Company is dependent, in part, on its ability to continue to develop patentable products, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company currently has 186 active patents and patent applications pending on products that are either being sold or are in development. The Company receives royalty payments on three patents that are licensed to outside parties. The Company pays royalties to outside parties for two patents. All of these patents and patents pending relate to current products being sold by the Company or to products in evaluation stages.

Others may challenge the validity of any patents issued to the Company, and the Company could encounter legal and financial difficulties in enforcing its patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render the Company's patents less valuable or obsolete. Although the Company does not believe that patents are the sole determinant in the commercial success of its products, the loss of a significant percentage of its patents or of its patents relating to a specific major product line could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has developed technical knowledge which, although non-patentable, is considered by the Company to be significant in enabling it to compete. However, the proprietary nature of such knowledge may be difficult to protect. The Company has entered into agreements with key employees prohibiting them from disclosing any confidential information or trade secrets of the Company. In addition, these agreements also provide that any inventions or discoveries relating to the business of the Company by these individuals will be assigned to the Company and become the Company's sole property.

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

Competition

Depending on the product and the nature of the project, the Company competes on the basis of its ability to provide engineering and design expertise, quality, service, product and price. As such, successful competitors must have technical strength, responsiveness and scale. The Company believes that its expertise and reputation for quality medical products have allowed it to compete favorably with respect to each such factor and to maintain long-term relationships with its customers. However, in many of the Company's markets, the Company competes with numerous other companies that have substantially greater financial resources and engage in substantially more research and development activities than the Company. Furthermore, innovations in surgical techniques or medical practices could have the effect of reducing or eliminating market demand for one or more of the Company's products.

Numerous companies compete with the Company in the sale of health care products. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of the Company's cardiovascular and fluid delivery competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, HMOs and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. In addition, the Company's competitors may use price reductions to preserve market share in their product markets.

Depending on the product and the nature of the project, the Company competes in contract manufacturing on the basis of its ability to provide engineering and design expertise as well as on the basis of product and price. The Company frequently designs products for a customer or potential customer prior to entering into long-term development and manufacturing agreements with that customer. Because these products are somewhat limited in number and normally are only a component of the ultimate product sold by its customers, the Company is dependent on its ability to meet the requirements of those major health care companies and must continually be attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. The Company competes with a number of contract manufacturers of medical products. Most of these competitors are small companies that do not offer the breadth of services offered by the Company to its customers.

The Company competes in the market for inflation devices used in marine and aviation equipment. The Company is the dominant provider in this market area.

Government Regulation

Products

The manufacture and sale of medical products are subject to regulation by numerous governmental authorities, principally the FDA, and corresponding foreign agencies. The research and development, manufacturing, promotion, marketing and distribution of medical products in the United States are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder ("FDC Act and Regulations"). The Company's medical product subsidiaries and certain of their customers are subject to inspection by the FDA for compliance with such regulations and procedures. The Company's medical products manufacturing facilities are subject to regulation by the FDA.

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

Certain aviation and marine safety products are also subject to regulation by the Coast Guard and the Federal Aviation Administration and similar organizations in foreign countries which regulate the safety of marine and aviation equipment.

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

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government-managed systems. Market acceptance of the Company's products in international markets depends, in part, on the availability and level of reimbursement. Implementation of health care reforms in these markets may limit the price of, or the level at which reimbursement is provided for, the Company's products.

Medicare and Medicaid reimbursement for hospitals is generally based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals may seek to use less costly methods in treating Medicare and Medicaid patients. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been and may in the future be reduced, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Third-party payors may challenge the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application.

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

Product Liability and Insurance

The design, manufacture and marketing of products of the types the Company produces entail an inherent risk of product liability claims. A problem with one of the Company's products could result in product liability claims or a recall of, or safety alert or advisory notice relating to, the product. While the amount of product liability insurance the Company maintains has been adequate in the past, the Company cannot assure that the amount of insurance will be adequate to satisfy future claims or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

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

People

At February 28, 2003, the Company had 420 full-time employees. Employee relations are good and there has been no work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.

ITEM 2. PROPERTIES

The headquarters of the Company are located in Allen, Texas. The Company maintains office, manufacturing and warehousing facilities in Texas, Alabama and Florida. The Company-owned Texas facility consists of a 108,000-square-foot office, manufacturing and warehouse building situated on approximately 14.8 acres in Allen, Texas, and 4.3 acres adjacent to such property which are unimproved. The Company-owned Alabama facilities consist of three office buildings and a manufacturing facility that are located on a 67-acre site in Arab, Alabama. The three office buildings house administrative, engineering and design operations, and the manufacturing facility contains approximately 112,000 square feet of manufacturing space. The Florida facility has a ten-year operating lease that commenced in May 1996. This manufacturing and administrative facility consists of approximately 72,000 square feet and is located on a 7-acre site in St. Petersburg, Florida.

The Company owns and maintains a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their property was the subject as of February 28, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2002, no matters were submitted to a vote of security holders.

Executive Officers of the Company

     Name               Age                 Title
     ----               ---                 -----

Emile A. Battat         65    Chairman, President and Chief Executive Officer of
                              the Company and Chairman or President of all subsidiaries



Jeffery Strickland      44    Vice President and Chief Financial Officer,
                              Secretary and Treasurer of the Company and Vice
                              President or Secretary-Treasurer of all
                              subsidiaries

The persons who are identified as executive officers of the Company currently serve as officers of the Company and all subsidiaries. The officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries will expire at the time such meetings of the Board of Directors of the Company and its subsidiaries are held, which is anticipated to be in May 2003.

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

Mr. Strickland has served as Vice President and Chief Financial Officer, Secretary and Treasurer of the Company since February 1, 1997 and has served as Vice President or Secretary-Treasurer for all the Company's subsidiaries since January 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market (Symbol
ATRI). As of March 3, 2003, the Company had approximately 1,400 stockholders, including beneficial owners holding shares in "nominee" or "street" name. The high and low closing prices as reported by Nasdaq for each quarter of 2001 and 2002 are shown below.

Year Ended
December 31, 2001:                High             Low
------------------                ----             ---
First Quarter                   $ 15.88          $ 13.75
Second Quarter                  $ 25.74          $ 15.19
Third Quarter                   $ 25.70          $ 19.51
Fourth Quarter                  $ 38.05          $ 23.39

Year Ended
December 31, 2002:                High             Low
------------------                ----             ---
First Quarter                   $ 38.14          $ 26.91
Second Quarter                  $ 32.51          $ 26.82
Third Quarter                   $ 28.09          $ 18.31
Fourth Quarter                  $ 23.90          $ 17.31

No dividends were declared or paid during 2002, and the Company presently has no plans to pay cash dividends. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following table provides certain information about securities authorized for issuance under the Company's equity compensation plan as of December 31, 2002:

                                                                            Number of securities
                                  Number of                                remaining available for
                              securities to be                              future issuance under
                                 issued upon          Weighted-average             equity
                                 exercise of          exercise price of       compensation plans
                            outstanding options,    outstanding options,     (excluding securities
                             warrants and rights     warrants and rights    reflected in column (a))
        Plan Category                (a)                     (b)                     (c)
----------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                   452,050                  $15.94                81,984(1)

Equity compensation
plans not approved
by security holders                 15,300(2)               $12.25                   --
                            ------------------------------------------------------------------------

Total                              467,350                  $15.82                81,984
                            ------------------------------------------------------------------------

(1) Consists of shares of the Company's common stock authorized for issuance under the Company's 1997 Stock Incentive Plan, which provides for the grant of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock and Performance Shares. The number of shares available for issuance under the 1997 Stock Incentive Plan increases by the number of shares subject to options granted under the Company's 1990 Stock Option Plan and 1994 Key Employee Stock Incentive Plan that lapse, expire, terminate or are canceled. The number of shares available for issuance under the 1997 Stock Incentive Plan is also subject to equitable adjustment by the Compensation Committee of the Board of Directors in the event of any change in the Company's capitalization, including, without limitation, a stock dividend or stock split.


(2) Consists of shares of the Company's common stock authorized for issuance upon exercise of nonqualified options granted to certain of the Company's clinical advisors on February 10, 1998. Such options vest as follows: one-third one year from the grant date, one-third three years from the grant date, and one-third five years from the grant date. All options so granted expire ten years from the grant date. The exercise price of the options is the closing price on the Nasdaq National Market of the Company's common stock on the grant date.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data
(In thousands, except per share amounts)

--------------------------------------------------------------------------------------------------
                                       2002          2001          2000         1999         1998
--------------------------------------------------------------------------------------------------
Revenues                             $59,533       $57,605       $51,447      $49,917      $43,397

Income from continuing
     operations                        4,065         4,262         2,663        2,128        1,478

Net income                             2,589 (a)     9,754 (b)     2,792        2,293        2,140

Total assets                          60,807        65,555        63,690       64,640       60,415

Long-term debt                        10,337        17,125         7,400       10,417           --

Income from continuing
   operations, per basic share          2.37          2.10          1.30          .82          .46

Net income per basic share              1.51 (a)      4.80 (b)      1.36          .88          .67

Dividends per share                       --            --            --           --           --

Average basic shares outstanding       1,711         2,033         2,047        2,593        3,203
--------------------------------------------------------------------------------------------------

(a) Includes a $1.6 million after-tax goodwill impairment charge ($ .96 per share) (see Note 2)

(b) Includes a $5.5 million after-tax gain ($ 2.70 per share) from discontinued operations (See Note 3)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's income from continuing operations was $4.1 million, or $2.37 per basic and $2.18 per diluted share, in 2002, compared to income from continuing operations of $4.3 million, or $2.10 per basic and $1.88 per diluted share, in 2001 and $2.7 million, or $1.30 per basic and $1.25 per diluted share, in 2000. Net income, including discontinued operations and cumulative effect of accounting change, totaled $2.6 million, or $1.51 per basic and $1.39 per diluted share, in 2002, compared with $9.8 million, or $4.80 per basic and $4.30 per diluted share, in 2001 and $2.8 million, or $1.36 per basic and $1.31 per diluted share, in 2000. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 effective January 1, 2002. The required adoption of SFAS No. 142 as discussed in Note 2 to the Company's Consolidated Financial Statements included herein is considered a change in accounting principle and the cumulative effect of adopting this standard resulted in a $1.6 million, or $0.96 per basic and $0.88 per diluted share, non-cash, after-tax charge in 2002.

Operating revenues were $59.5 million in 2002, compared with $57.6 million in 2001 and $51.4 million in 2000. The 3 percent revenue increase in 2002 over the prior year reflected increases in revenues primarily in products used by hospitals and surgeons partially offset by a decline in sales of contact lens disinfection cases that the Company's customers distribute through retail outlets. The areas which realized the greatest percentage increases in 2002 were the

Company's fluid delivery products, kitting operations and cardiovascular products. The 12 percent revenue increase in 2001 over 2000 reflected increases in revenues in most of the Company's major product lines. The areas which realized the greatest percentage increases during 2001 were the Company's ophthalmology products, kitting operations and cardiovascular products.

The Company's cost of goods sold was $39.2 million in 2002, compared with $35.8 million in 2001 and $31.6 million in 2000. The increase in cost of goods sold for 2002 over 2001 was primarily related to a shift in product mix to products with lower gross margins and the increase in revenues discussed above. The increase in cost of goods sold for 2001 over 2000 was primarily related to the increased sales mentioned above and increased costs of a specialty resin used in one of the Company's major products. This increase was caused by a temporary shortage of supply of the resin caused by an explosion at the supplier's plant. This problem was resolved at the end of 2001 and prices for this resin have since returned to normal.

Gross profit was $20.3 million in 2002, compared with $21.8 million in 2001 and $19.9 million in 2000. The decrease in gross profit in 2002 from 2001 was primarily due to the above-mentioned shift in product mix to products with lower gross margins. The increase in gross profit in 2001 over 2000 was primarily related to increased revenues. The Company's gross profit in 2002 was 34 percent of revenues compared with 38 percent of revenues in 2001 and 39 percent of revenues in 2000. The decline in gross profit percentage in 2002 from the prior year was primarily due to the above-mentioned shift in product mix. The decline in gross profit percentage in 2001 from the prior year was primarily due to increased costs of a specialty resin used in one of the Company's major products mentioned above.

Operating expenses were $14.5 million in 2002, compared with $16.0 million in 2001 and $15.6 million in 2000. The decrease in operating expenses in 2002 from 2001 was primarily attributable to decreased general and administrative ("G&A") and selling ("Selling") expenses partially offset by increased research and development ("R&D") expenses. G&A expenses for 2002 were $857,000 lower than G&A expenses for 2001, primarily due to a decrease in amortization expense as a result of a reduction in goodwill amortization in 2002 due to the adoption of SFAS No. 142 as discussed in Note 2 to the Company's Consolidated Financial Statements included herein. In 2002, G&A expense savings from restructuring certain of the Company's operations and reduced compensation and outside services were partially offset by increases in insurance costs. The decrease in Selling expenses of $905,000 in 2002 from 2001 was primarily related to the full-year impact of restructuring the sales force which began in 2001, and continuing cost reduction efforts. R&D expenses were $269,000 higher for 2002 compared with 2001. This increase was primarily related to increased product development activities. The increase in operating expenses in 2001 from 2000 was primarily attributable to increased G&A expenses offset partially by reductions in Selling expenses and, to a lesser extent, R&D expenses. G&A expenses for 2001 were $1.3 million higher than the prior year primarily as a result of higher spending on outside services, compensation and benefit programs. The decrease in Selling expenses of $762,000 in 2001 from 2000 was primarily related to restructuring of the sales force and reduced travel-related expenses. R&D expenses were $143,000 lower for 2001 compared with 2000, primarily as a result of reduced spending on outside services and qualification materials.

The Company's operating income for 2002 was $5.8 million, compared with $5.8 million in 2001 and $4.2 million in 2000. Revenue growth, cost containment and cost reduction activities during 2002 were offset by lower gross margins, which combined to cause relatively flat operating results. Revenue growth, cost containment and cost reduction activities were the major contributors to the operating income improvements during 2001.

Interest expense was $432,000 in 2002, compared to $300,000 in 2001 and $748,000 in 2000. The increase in 2002 is primarily related to higher average borrowings during 2002 as compared with 2001 partially offset by a significant reduction in interest rates in 2002. The higher average borrowing during 2002 is primarily related to borrowing of funds under the Company's revolving credit facility in late December 2001 in connection with its repurchase of outstanding common stock of the Company under a tender offer. The reduction in 2001 from 2000 was primarily related to lower interest rates and the Company's lower average borrowing level in 2001. The other income in 2001 was primarily related to the Company's one-time pre-tax gain of $428,000 on the sale of a patent.

Income tax expense in 2002 totaled $1,403,000, compared with $1,803,000 in 2001 and $923,000 in 2000. The effective tax rates for 2002, 2001 and 2000 were 25.7 percent, 29.7 percent and 25.7 percent, respectively. Benefits from tax incentives for exports and R&D expenditures totaled $408,000 in 2002, $404,000 in 2001 and $395,000 in 2000. The lower effective tax rate in 2002 is primarily a result of benefits from tax incentives for exports and R&D expenditures being a larger percentage of taxable income in 2002 than in 2001 and the utilization of capital loss carryforwards in 2002. The higher effective tax rate in 2001 is primarily a result of benefits from tax incentives for exports and R&D expenditures being a lesser percentage of taxable income in 2001 than in 2000.

The Company believes that 2003 revenues will be higher than 2002 revenues and that the cost of goods sold, gross profit, operating income and income from continuing operations will each be higher in 2003 than in 2002. The Company further believes that it will have continuing growth in most of its product lines in 2003, complemented by the introduction of new products, and that it will have annual growth in earnings per share from continuing operations of 15 percent or more for at least the next several years.

Discontinued Operations

During 1997, the Company sold all of its natural gas operations. The financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The financial statements also reflect an after-tax gain on disposal of these discontinued operations of $.2 million, or $.10 per basic and $.09 per diluted share, in 2002; $5.5 million, or $2.70 per basic and $2.42 per diluted share, in 2001; and $.1 million, or $.06 per basic and diluted share, in 2000.

In addition to the initial consideration received in 1997 upon the sale of the natural gas operations, certain annual contingent deferred payments of up to $250,000 per year were to be paid to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by the purchaser from certain gas transportation contracts. The Company received deferred payments of $250,000 each, before tax, from the purchaser in April 2002, 2001 and 2000 which are reflected in each year as a gain from discontinued operations of $165,000, net of tax. The 2001 gain also includes a $5,327,000 non-cash gain from reversal of a reserve established when the Company disposed of its natural gas operations in 1997. This reversal in the third quarter of 2001 followed the resolution of an outstanding contingency related to the sale of those assets. The 2000 gain reflected above is net of a $36,000 loss, net of tax, related to the sale of certain residual properties associated with the Company's natural gas operations.

Liquidity and Capital Resources

The Company has a $25 million revolving credit facility (the "Credit Facility") with a regional bank to be utilized for the funding of operations and for major capital projects or acquisitions subject to certain limitations and restrictions (see Note 4 of Notes to Consolidated Financial Statements). Borrowings under the Credit Facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. At December 31, 2002, the Company had outstanding borrowings of $10.3 million under the Credit Facility. The Credit Facility, which expires November 12, 2004, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources.

As of December 31, 2002, the Company had cash and cash equivalents of $353,000, compared with $542,000 at December 31, 2001. The Company had long-term debt as of December 31, 2002, of $10.3 million compared with $17.1 million as of December 31, 2001. The decrease in long-term debt in 2002 from 2001 is primarily attributable to the Company's use of cash flows from continuing operations to reduce its borrowing level. The long-term debt at December 31, 2001, was primarily related to a $17.4 million repurchase by the Company of outstanding common stock of the Company under a tender offer in December 2001. Cash provided by continuing operations increased to $9.9 million in 2002, compared to $8.7 million in 2001 and $7.4 million in 2000. Capital expenditures for property, plant and equipment for continuing operations totaled $3.3 million in 2002, compared with $2.8 million in 2001 and $3.3 million in 2000.

The table below summarizes debt, lease and other minimum contractual obligations outstanding at December 31, 2002:

                                            Payments due by year
                             -------------------------------------------------
Contractual Obligations       Total       2003      2004      2005       2006
                             -------------------------------------------------
                                               (in thousands)

  Credit Facility            $10,337        --      $ 75      $916      $9,346

  Operating Leases           $ 1,393      $396      $409      $422      $  166

The payment schedule for the Credit Facility assumes at maturity, November 2004, the Company would convert this outstanding debt to a two year term note as allowed by the terms of the agreement.

The Company adopted SFAS No. 142 effective January 1, 2002. The required adoption of SFAS No. 142 is considered a change in accounting principle and the cumulative effect of adopting this standard resulted in a $1.6 million non-cash, after-tax charge in 2002. This charge had no effect on the Company's cash position or the balance of its outstanding indebtedness, and it did not have any impact on earnings from continuing operations in 2002. As previously discussed, the Company recorded a non-cash gain from discontinued operations during 2001 related to the reversal of a reserve established when the Company disposed of its natural gas operations in 1997. This gain had no effect on the Company's cash position or the balance of its outstanding indebtedness, and it did not have any impact on earnings from continuing operations in 2001.

The Company believes that its existing cash and cash equivalents, cash flows from operations and borrowings available under the Company's Credit Facility, supplemented, if necessary, with equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for at least the foreseeable future.

Companies sometimes establish legal entities for a specific business transaction or activity in the form of a Special Purpose Entity ("SPE"). SPEs may be used to facilitate off-balance sheet financing, acquiring financial assets, raising cash from owned assets and similar transactions. The Company has no SPEs, no off-balance sheet financing arrangements or any derivative financial instruments.

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

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued SFAS No.148. The impact to the Company for this item is described in Note 1 of Notes to Consolidated Financial Statements.

Critical Accounting Policies

In the ordinary course of business, the Company has made estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company believes the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions.

The Company assesses the impairment of its long-lived identifiable assets, excluding goodwill which is tested for impairment pursuant to SFAS No. 142 as explained below, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This review is based upon projections of anticipated future cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows or future changes in the Company's business plan could materially affect its evaluations. No such changes are anticipated at this time.

The Company assesses goodwill for impairment pursuant to SFAS No. 142 which requires that the goodwill be assessed whenever events or changes in circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis by applying a fair value test.

Forward-looking Statements

The statements in this Management's Discussion and Analysis and elsewhere in this Annual Report that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding future revenues, cost of goods sold, gross profit, operating income, income from continuing operations, cash flows from operations, growth in product lines, annual growth in earnings per share from continuing operations, and availability of equity and debt financing. Words such as "anticipates," "believes," "intends," "expects" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company's ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; product liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company has a $25.0 million credit facility with a regional bank. Borrowings under the Credit Facility bear interest at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. The Company is subject to interest rate risk based on an adverse change in the 30-day, 60-day or the 90-day LIBOR. At December 31, 2002, the Company had borrowings under the Credit Facility of $10.3 million. A one percent increase in the market interest rate would reduce the Company's annual pretax income by approximately $103,000 at the current borrowing level.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Atrion Corporation:

We have audited the accompanying consolidated balance sheet of Atrion Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Atrion Corporation and Subsidiaries as of and for each of the two years in the period ended December 31, 2001, were audited by Arthur Andersen LLP who has ceased operations. Arthur Andersen LLP expressed an unqualified opinion on those financial statements in their report dated February 25, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atrion Corporation and Subsidiaries as of December 31, 2002 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of Atrion Corporation and Subsidiaries as of December 31, 2001, and for the two years in the period then ended were audited by Arthur Andersen LLP who has ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards
(SFAS) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management. We also tested the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related income-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.


/s/ Grant Thornton LLP

Dallas, Texas
February 7, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Atrion Corporation and Subsidiaries Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The consolidated balance sheet as of December 31, 2000 and the consolidated statements of income and cash flows for the year ended December 31, 1999 referred to in this report have not been included in the accompanying financial statements.

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


Arthur Andersen LLP

Atlanta, Georgia
February 25, 2002

                        CONSOLIDATED STATEMENTS OF INCOME
             (For the years ended December 31, 2002, 2001 and 2000)

----------------------------------------------------------------------------------------------
                                                           2002           2001          2000
----------------------------------------------------------------------------------------------
                                                      (In thousands, except per share amounts)

Revenues                                                $ 59,533       $ 57,605       $ 51,447
Cost of Goods Sold                                        39,236         35,777         31,561
----------------------------------------------------------------------------------------------
Gross Profit                                              20,297         21,828         19,886
----------------------------------------------------------------------------------------------
Operating Expenses:
      Selling                                              5,343          6,248          7,010
      General and administrative                           6,992          7,849          6,576
      Research and development                             2,180          1,911          2,054
----------------------------------------------------------------------------------------------
                                                          14,515         16,008         15,640
----------------------------------------------------------------------------------------------

Operating Income                                           5,782          5,820          4,246

Interest Income                                               78             77             94
Interest Expense                                            (432)          (300)          (748)
Other Income (Expense), net                                   40            468             (6)
----------------------------------------------------------------------------------------------
Income from Continuing Operations before Provision
  for Income Taxes                                         5,468          6,065          3,586

Income Tax Provision                                      (1,403)        (1,803)          (923)
----------------------------------------------------------------------------------------------

Income from Continuing Operations                          4,065          4,262          2,663

Gain on Disposal of Discontinued Operations,
  net of tax                                                 165          5,492            129

Cumulative Effect of Accounting Change, net of tax        (1,641)            --             --
----------------------------------------------------------------------------------------------

Net Income                                              $  2,589       $  9,754       $  2,792
==============================================================================================

Income Per Basic Share:
      Continuing operations                             $   2.37       $   2.10       $   1.30
      Discontinued operations                                .10           2.70            .06
      Cumulative effect of accounting change                (.96)            --             --
----------------------------------------------------------------------------------------------

Net Income Per Basic Share                              $   1.51       $   4.80       $   1.36
==============================================================================================

Weighted Average Basic Shares Outstanding                  1,711          2,033          2,047
==============================================================================================

Income Per Diluted Share:
      Continuing operations                             $   2.18       $   1.88       $   1.25
      Discontinued operations                                .09           2.42            .06
      Cumulative effect of accounting change                (.88)            --             --
----------------------------------------------------------------------------------------------

Net Income Per Diluted Share                            $   1.39       $   4.30       $   1.31
==============================================================================================

Weighted Average Diluted Shares Outstanding                1,863          2,272          2,135
==============================================================================================

The accompanying notes are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2002 and 2001

--------------------------------------------------------------------------------
Assets:                                                           2002     2001
--------------------------------------------------------------------------------
                                                                  (In thousands)

Current Assets:
    Cash and cash equivalents                                   $   353  $   542
    Accounts receivable, net of allowance for doubtful
      accounts of $151 and $113 in 2002 and 2001, respectively    6,721    7,559
    Inventories                                                  10,311   11,114
    Prepaid expenses                                              2,273    1,463
    Deferred income taxes                                         1,018    1,268
--------------------------------------------------------------------------------
                                                                 20,676   21,946
--------------------------------------------------------------------------------

Property, Plant and Equipment                                    42,661   39,866
Less accumulated depreciation and amortization                   18,211   14,488
--------------------------------------------------------------------------------
                                                                 24,450   25,378
--------------------------------------------------------------------------------

Other Assets and Deferred Charges:
    Patents, net of accumulated amortization of $6,847 and
      $6,543 in 2002 and 2001, respectively                       2,403    2,707
    Goodwill, net of accumulated amortization of $6,600 and
      $4,114 in 2002 and 2001, respectively                       9,730   12,216
      Other                                                       3,548    3,308
--------------------------------------------------------------------------------
                                                                 15,681   18,231
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                $60,807  $65,555
================================================================================

The accompanying notes are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2002 and 2001

-------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:                          2002       2001
-------------------------------------------------------------------------------
                                                                (In thousands)

Current Liabilities:
    Accounts payable and accrued liabilities                $  5,030   $  5,337
    Accrued income and other taxes                               859        109
-------------------------------------------------------------------------------
                                                               5,889      5,446
-------------------------------------------------------------------------------

Line of Credit                                                10,337     17,125
-------------------------------------------------------------------------------

Other Liabilities and Deferred Credits:
    Deferred income taxes                                      2,115      2,844
    Other                                                        775        965
-------------------------------------------------------------------------------
                                                               2,890      3,809
-------------------------------------------------------------------------------

Commitments and Contingencies                                     --         --

Stockholders' Equity:
    Common stock, par value $0.10 per share, authorized
      10,000 shares, issued 3,420 shares                         342        342
    Additional paid-in capital                                 8,222      7,991
    Retained earnings                                         64,249     61,660
    Treasury shares, 1,714 shares in 2002 and 1,732 shares
      in 2001, at cost                                       (31,122)   (30,818)
-------------------------------------------------------------------------------
                                                              41,691     39,175
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                            $ 60,807   $ 65,555
===============================================================================

The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (For the years ended December 31, 2002, 2001 and 2000)

------------------------------------------------------------------------------------------
                                                              2002        2001       2000
------------------------------------------------------------------------------------------
                                                                     (In thousands)
Cash Flows From Operating Activities:
   Net income                                              $  2,589    $  9,754    $ 2,792
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Cumulative effect of accounting change, net of tax      1,641          --         --
      Gain on disposal of discontinued operations              (165)     (5,492)      (129)
      Depreciation and amortization                           4,384       4,569      4,119
      Deferred income taxes                                     366         316         77
      Tax benefit related to stock plans                         82       1,238         13
      Other                                                     127        (428)       164
------------------------------------------------------------------------------------------
                                                              9,024       9,957      7,036
------------------------------------------------------------------------------------------
   Changes in operating assets and liabilities:
     Accounts receivable                                        838        (384)       592
     Inventories                                                803      (1,004)    (1,004)
     Prepaid expenses                                          (810)       (888)       252
     Other non-current assets                                  (240)        301        (43)
     Accounts payable and current liabilities                  (307)        934        582
     Accrued income and other taxes                             750         (78)       166
     Other non-current liabilities                             (190)       (135)      (199)
------------------------------------------------------------------------------------------
   Net cash provided by continuing operations                 9,868       8,703      7,382
   Net cash provided by discontinued operations                 165         165        165
------------------------------------------------------------------------------------------
                                                             10,033       8,868      7,547
------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Property, plant and equipment additions                   (3,279)     (2,808)    (3,289)
   Patent sale                                                   --         428         --
   Proceeds from disposal of discontinued operations             --          --        199
------------------------------------------------------------------------------------------
                                                             (3,279)     (2,380)    (3,090)
------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
   Net change in line of credit                              (6,788)      9,725     (3,017)
   Issuance of treasury stock                                   409       1,778         85
   Purchase of treasury stock                                  (564)    (17,608)    (1,436)
------------------------------------------------------------------------------------------
                                                             (6,943)     (6,105)    (4,368)
------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                        (189)        383         89

Cash and cash equivalents, beginning of year                    542         159         70
------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                     $    353    $    542    $   159
==========================================================================================

Cash paid for:
   Interest                                                $    418    $    272    $   746
   Income taxes (net of refunds)                               (340)      1,217          4
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.


                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       (For the years ended December 31, 2002, 2001 and 2000)
                                                           (in thousands)

---------------------------------------------------------------------------------------------------------------------------
                                           Common Stock           Treasury Stock
------------------------------------------------------------------------------------     Additional
                                        Shares                                            Paid-in     Retained
                                      Outstanding   Amount     Shares        Amount       Capital     Earnings       Total
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                 2,098      $  342      1,322      $ (13,287)     $ 6,403     $ 49,114     $ 42,572

   Net income                                                                                            2,792        2,792
   Tax benefit from exercise of
     stock options                                                                             13                        13
   Exercise of stock options                 9                     (9)            70            2                        72
   Purchase of treasury stock             (115)                   115         (1,436)                                (1,436)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000               1,992         342      1,428        (14,653)       6,418       51,906       44,013

   Net income                                                                                            9,754        9,754
   Tax benefit from exercise of
     stock options                                                                          1,238                     1,238
   Exercise of stock options               235                   (235)         2,077          335                     2,412
   Shares surrendered in option
     exercises                             (27)                    27           (634)                                  (634)
   Purchase of treasury stock             (512)                   512        (17,608)                               (17,608)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001               1,688         342      1,732        (30,818)       7,991       61,660       39,175

   Net income                                                                                            2,589        2,589
   Tax benefit from exercise of
     stock  options                                                                            82                        82
   Exercise of stock options                53                    (53)           443          149                       592
   Shares surrendered in option
     exercises                              (9)                     9           (183)                                  (183)
   Purchase of treasury stock              (26)                    26           (564)                                  (564)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002               1,706      $  342      1,714      $ (31,122)     $ 8,222     $ 64,249     $ 41,691
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement.

                               Atrion Corporation
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Atrion Corporation designs, develops, manufactures and markets products primarily for the medical and health care industry. The Company markets its products throughout the United States and internationally. The Company's customers include hospitals, distributors, and other manufacturers. As of December 31, 2002, the principal subsidiaries of the Company through which it conducted its operations were Atrion Medical Products, Inc. ("Atrion Medical Products"), Halkey-Roberts Corporation ("Halkey-Roberts") and Quest Medical, Inc. ("Quest Medical").

Principles of Consolidation

The consolidated financial statements include the accounts of Atrion Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Fair Value

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these items. The carrying amount of debt approximates fair value as the interest rate is tied to market rates.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Financial Presentation

Certain prior-year amounts have been reclassified to conform with current-year presentation.

Cash and Cash Equivalents

Cash equivalents are securities with original maturities of 90 days or less.

Trade Receivables

Trade accounts receivable are recorded at the original sales price to the customer. The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an ongoing basis, the collectibility of accounts receivable is assessed, based upon historical collection trends, current economic factors, and the assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers' current and past financial condition, recent payment history, current economic environment, and discussions with appropriate Company personnel and with the customers directly. Accounts are written off when it is determined the receivable will not be collected.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                         December 31,
                                     2002            2001
----------------------------------------------------------
Raw materials                      $ 6,082         $ 6,089
Finished goods                       2,818           4,136
Work in process                      1,411             889
----------------------------------------------------------
Total inventories                  $10,311         $11,114
----------------------------------------------------------

Income Taxes

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial reporting basis and the tax basis of the Company's other assets and liabilities. These amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost (in thousands):

                                                 December 31,
                                             -------------------       Useful
                                               2002        2001        Lives
------------------------------------------------------------------------------
Land                                         $ 1,506     $ 1,506            --
Buildings                                      8,683       8,576     30-40 yrs
Machinery and equipment                       32,472      29,784      3-10 yrs
------------------------------------------------------------------------------
Total property, plant and equipment          $42,661     $39,866
------------------------------------------------------------------------------

Depreciation expense of $4,080,000, $3,743,000 and $3,225,000 was recorded for the years ended December 31, 2002, 2001 and 2000, respectively.

Patents

Cost for patents acquired is determined at acquisition date. Patents are being amortized over the remaining lives of the individual patents, which are five to 15 years. Patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

Goodwill represents the excess of cost over the fair market value of tangible and identifiable intangible net assets acquired. Through December 31, 2001, goodwill was being amortized over 25 years. Beginning January 1, 2002, accounting for goodwill was changed to conform to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as outlined below and in Note 2. Annual impairment testing for goodwill is done in accordance with SFAS No. 142 using a fair

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

value-based test. Goodwill is also reviewed periodically for impairment whenever events or changes in circumstances indicate a change in value may have occurred.

Revenues

Revenue is recognized at the time products are shipped and title has passed to the customer. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances.

Shipping and Handling Policy

Shipping and handling fees charged to customers are reported as revenue and all shipping and handling costs incurred related to products sold are reported as cost of goods sold.

Research and Development Costs

Research and development costs relating to the development of new products and improvements of existing products are expensed as incurred.

Stock-Based Compensation

At December 31, 2002, the Company had three stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                      Year ended December 31,
                                              ----------------------------------------
                                                 2002           2001           2000
                                              ----------     ----------     ----------
                                              (In thousands, except per share amounts)

Net income, as reported                        $  2,589       $  9,754       $  2,792

Deduct: Total stock-based employee
  compensation expense determined under
  fair value-based methods for all awards,
  net of tax effects                               (691)          (275)          (518)
                                               --------       --------       --------

Pro forma net income                           $  1,898       $  9,479       $  2,274
                                               ========       ========       ========

Income per share:

      Basic - as reported                      $   1.51       $   4.80       $   1.36
                                               ========       ========       ========
      Basic - pro forma                        $   1.11       $   4.66       $   1.11
                                               ========       ========       ========
      Diluted - as reported                    $   1.39       $   4.30       $   1.31
                                               ========       ========       ========
      Diluted - pro forma                      $   1.02       $   4.17       $   1.07
                                               ========       ========       ========

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142. SFAS No. 141 eliminates pooling of interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach. As of December 31, 2002, the Company had not recorded any identifiable intangible assets other than goodwill that have an indefinite useful life. See Note 2 below for a review of the impact on the Company from the adoption of SFAS No. 142.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 was issued to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Entities are still permitted to account for stock-based compensation programs using the intrinsic value method prescribed in APB Opinion No. 25. The Company currently accounts for stock-based compensation using the intrinsic value method. The interim disclosure requirements prescribed by SFAS No. 148 are required for interim periods beginning after December 15, 2002.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

(2) Goodwill and Intangible Assets

The Company adopted SFAS No. 142 effective January 1, 2002, and has identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment: (1) Atrion Medical Products (2) Halkey-Roberts and (3) Quest Medical. The Company completed its impairment analysis by obtaining an independent third party valuation of the fair value of the reporting units. This analysis revealed that the Quest Medical reporting unit was impaired, resulting in a write-down of goodwill in the first quarter of 2002 of $1.6 million, net of an income tax benefit of $845,000. The charge reflected a $2.5 million reduction in the goodwill resulting from the acquisition of Quest Medical in February 1998. The remaining goodwill asset balance for the Company totaled $9.7 million at December 31, 2002. The impairment loss was recorded as a cumulative effect of a change in accounting principle. Net income from continuing operations for the years 2002, 2001 and 2000 adjusted as though the non-amortization provisions of SFAS No. 142 had been in effect at January 1, 2000, are as follows:

                                                         Year ended December 31,
                                                 ---------------------------------------
                                                    2002           2001           2000
                                                 ---------      ---------      ---------
                                                (in thousands, except per share amounts)
Income from continuing operations                $   4,065      $   4,262      $   2,663
Add back: Goodwill amortization, net of tax             --            425            425
                                                 ---------------------------------------
Adjusted income from continuing operations       $   4,065      $   4,687      $   3,088
                                                 =======================================

Adjusted income per basic share:
Income from continuing operations                $    2.37      $    2.10      $    1.30
Add back: Goodwill amortization, net of tax             --            .21            .21
                                                 ---------------------------------------
Adjusted income from continuing operations       $    2.37      $    2.31      $    1.51
                                                 =======================================

Adjusted income per diluted share:
Income from continuing operations                $    2.18      $    1.88      $    1.25
Add back: Goodwill amortization, net of tax             --            .19            .20
                                                 ---------------------------------------
Adjusted income from continuing operations       $    2.18      $    2.07      $    1.45
                                                 =======================================

Intangible assets consist of the following (dollars in thousands):

                                                           December 31, 2002               December 31, 2001
                                                   ----------------------------------   -----------------------
                                                   Average     Gross                     Gross
                                                    Life      Carrying   Accumulated    Carrying   Accumulated
                                                   (years)     Amount    Amortization    Amount    Amortization
                                                   ----------------------------------   -----------------------
Amortizable intangible assets:
      Patents                                       12.85      $ 9,250      $ 6,847      $ 9,250      $ 6,543

Intangible assets not subject to amortization:
      Goodwill                                                 $16,330      $ 6,600      $16,330      $ 4,114

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

Aggregate amortization expense for patents and goodwill was $304,000, $907,000 and $907,000 for 2002, 2001 and 2000, respectively.

Estimated future amortization expense for each of the years ending December 31, is as follows (in thousands):

                       2003                 $ 304
                       2004                 $ 304
                       2005                 $ 271
                       2006                 $ 169
                       2007                 $ 144


The change in the carrying amounts of goodwill for 2002 is as follows (in thousands):

Balance as of January 1, 2002             $12,216
Impairment loss                             2,486
                                          -------
Balance as of December 31, 2002           $ 9,730
                                          =======

(3) Discontinued Operations

During 1997, the Company sold all of its natural gas operations. The consolidated financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The consolidated financial statements reflect a gain on disposal of these discontinued operations of $165,000, $5,492,000 and $129,000 in 2002, 2001 and
2000, respectively. These amounts include an income tax benefit of $5,126,000 in 2001, and are net of income tax expense of $85,000 and $67,000 in 2002 and 2000, respectively.

In addition to the initial consideration received in 1997 upon the sale of the natural gas operations, certain annual contingent deferred payments of up to $250,000 per year were to be paid to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by the purchaser from certain gas transportation contracts. The Company received deferred payments of $250,000 each, before tax, from the purchaser in April 2002, 2001 and 2000 which are reflected in each year as a gain from discontinued operations of $165,000, net of tax. The 2001 gain also includes a $5,327,000 non-cash gain from reversal of a reserve established when the Company disposed of its natural gas operations in 1997. This reversal in the third quarter of 2001 followed the resolution of an outstanding contingency related to the sale of those assets. The 2000 gain reflected above is net of a $36,000 loss, net of tax, related to the sale of certain residual properties associated with the Company's natural gas operations.

(4) Line of Credit

The Company has a revolving credit facility ("Credit Facility") with a regional bank. In December 2001, the Credit Facility arrangement was amended to increase the credit line under the Credit Facility from $18.5 million to $25.0 million. Under the Credit Facility, the Company and certain of its subsidiaries have a line of credit which is secured by substantially all inventory, equipment and accounts receivable of the Company. Interest under the Credit Facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

the Company, plus one percent (2.425 percent at December 31, 2002) and is payable monthly. At December 31, 2002, and 2001, $10.3 million and $17.1 million, respectively, was outstanding under the line of credit. The Credit Facility expires November 12, 2004, and may be extended under certain circumstances. At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company's ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2002, the Company was in compliance with all financial covenants.

(5) Income Taxes

The items comprising income tax expense for continuing operations are as follows (in thousands):

                                     Year ended December 31,
                                --------------------------------
                                  2002         2001        2000
----------------------------------------------------------------
Current  -- Federal             $ 1,081      $ 1,520     $   579
         -- State                   (44)         188          85
----------------------------------------------------------------
                                  1,037        1,708         664

Deferred  -- Federal                327           74         225
          -- State                   39           21          34
----------------------------------------------------------------
                                    366           95         259
----------------------------------------------------------------

Total income tax expense        $ 1,403      $ 1,803     $   923
----------------------------------------------------------------

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

                                                     2002       2001
                                                   ------------------
Deferred tax assets:
Patents and goodwill                               $ 1,041    $   628
Benefit plans                                          639        620
Inventories                                            342        222
Tax credits                                            451        816
Other                                                   60         55
                                                   ------------------
     Total deferred tax assets                     $ 2,533    $ 2,341
                                                   ==================
Deferred tax liabilities:
Property, plant and equipment                        3,253      2,654
Pensions                                               362        333
Other                                                   15        930
                                                   ------------------
     Total deferred tax liabilities                $ 3,630    $ 3,917
                                                   ==================

Net deferred tax liability                         $ 1,097    $ 1,576
                                                   ==================

Balance Sheet classification:
Non-current deferred income tax liability          $ 2,115    $ 2,844
Current deferred income tax asset                    1,018      1,268
                                                   ------------------
Net deferred tax liability                         $ 1,097    $ 1,576
                                                   ==================

The deferred tax assets as of December 31, 2002 reflected in the table above include alternative minimum tax credit carryforwards of $415,000 and research and development (R&D) tax credit carryforwards of $36,000. The R&D tax credit carryforwards expire in 2022.

Total income tax expense for continuing operations differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

                                               Year ended December 31,
                                           -------------------------------
                                             2002        2001        2000
--------------------------------------------------------------------------
Income tax expense at the statutory
     federal income tax rate               $ 1,858     $ 2,062     $ 1,219
Increase (decrease) resulting from:
     State income taxes                         80         220         141
     Decrease in valuation allowance            --         (68)        (63)
     R&D credit                               (164)        (52)       (130)
     Foreign sales benefit                    (244)       (352)       (265)
     Other, net                               (127)         (7)         21
--------------------------------------------------------------------------
Total income tax expense                   $ 1,403     $ 1,803     $   923
--------------------------------------------------------------------------

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

(6) Common Stock

The Board of Directors of the Company has at various times authorized repurchases of Company stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. The Company has effected a number of open-market or negotiated transactions to purchase its stock during the past three years. These repurchases totaled 26,000, 10,300 and 114,500 shares during the years 2002, 2001 and 2000, respectively, at per share prices ranging from $7.77 to $23.32. As of December 31, 2002, authorization for the repurchase of 114,200 additional shares remained. The Company purchased 502,229 shares of its common stock at $34.50 per share in December 2001 pursuant to a tender offer. All shares purchased in the tender offer and in the open-market or negotiated transactions became treasury shares upon repurchase by the Company.

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

(7) Income Per Share

The following is the computation for basic and diluted income per share from continuing operations:

                                                            Year ended December 31,
                                                   ----------------------------------------
                                                    2002             2001              2000
                                                   ----------------------------------------
                                                   (In thousands, except per share amounts)

Income from continuing operations                  $4,065           $4,262           $2,663

Weighted average basic shares outstanding           1,711            2,033            2,047
Add:  Effect of dilutive securities (options)         152              239               88
-------------------------------------------------------------------------------------------
Weighted average diluted shares outstanding         1,863            2,272            2,135
-------------------------------------------------------------------------------------------

Income per share from continuing operations:
         Basic                                     $ 2.37           $ 2.10           $ 1.30
         Diluted                                   $ 2.18           $ 1.88           $ 1.25
-------------------------------------------------------------------------------------------

For the years ended December 31, 2002, 2001 and 2000, stock options of approximately 40,625, 7,800 and 241,775, respectively, were not included in the computation of diluted income per share because their effect would have been antidilutive.

(8) Stock Option Plans

The Company's 1997 Stock Incentive Plan provides for the grant to key employees of incentive and nonqualified stock options, stock appreciation rights, restricted stock and

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

performance shares. In addition, under the 1997 Stock Incentive Plan, outside directors (directors who are not employees of the Company or any subsidiary) receive automatic annual grants of nonqualified stock options to purchase 2,000 shares of common stock. There are 624,425 shares in the aggregate of common stock reserved for grants under the 1997 Stock Incentive Plan. The purchase price of shares issued on the exercise of incentive options must be at least equal to the fair market value of such shares on the date of grant. The purchase price for shares issued on the exercise of nonqualified options and restricted and performance shares is fixed by the Compensation Committee of the Board of Directors. The options granted become exercisable as determined by the Compensation Committee and expire no later than 10 years after the date of grant.

During 1994, the stockholders of the Company approved the adoption of the Company's 1994 Key Employee Stock Incentive Plan, which provided for the grant to key employees of incentive and nonqualified options to purchase shares of common stock of the Company. During 1998, the Company's stockholders approved the adoption of the Company's 1998 Outside Directors Stock Option Plan which, as amended, provided for the automatic grant on February 1, 1998 and February 1, 1999 of nonqualified stock options to the Company's outside directors. Although no additional options may be granted under the 1994 Key Employee Stock Incentive Plan or the 1998 Outside Directors Stock Option Plan, all outstanding options under those plans continue to be governed by the terms and conditions of those plans and the existing option agreements for those grants.

Option transactions for the three years in the period ended December 31, 2002 are as follows:

                                                                Weighted Average
                                                    Shares      Exercise Price
--------------------------------------------------------------------------------
Options outstanding at January 1, 2000             491,550          $10.38
     Granted in 2000                                48,300          $11.75
     Expired in 2000                               (38,300)         $11.11
     Exercised in 2000                              (9,200)         $ 7.79
--------------------------------------------------------------------------------
Options outstanding at December 31, 2000           492,350          $10.50
     Granted in 2001                                81,000          $15.31
     Expired in 2001                               (13,600)         $10.84
     Exercised in 2001                            (234,900)         $10.46
--------------------------------------------------------------------------------
Options outstanding at December 31, 2001           324,850          $11.62
     Granted in 2002                               201,500          $21.05
     Expired in 2002                                (5,500)         $ 8.34
     Exercised in 2002                             (53,500)         $11.06
--------------------------------------------------------------------------------
Options outstanding at December 31, 2002           467,350          $15.82
--------------------------------------------------------------------------------

Exercisable options at December 31, 2000           356,100          $10.57
Exercisable options at December 31, 2001           174,350          $11.89
Exercisable options at December 31, 2002           261,100          $13.81
--------------------------------------------------------------------------------

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

As of December 31, 2002, there remained 81,984 shares for which options may be granted in the future under the 1997 Stock Incentive Plan. The following table summarizes information about stock options outstanding at December 31, 2002:

                                     Options Outstanding             Options Exercisable
                             -----------------------------------   -----------------------
                                           Weighted
                                            average     Weighted                 Weighted
                                           remaining    average                  average
                               Number     contractual   exercise     Number      exercise
Range of exercise prices     outstanding     life        price     exercisable    price
----------------------------------------------------------------   -----------------------
$6.875-$14.063                 247,850     6.2 years     $11.33      156,100      $10.28
$14.875-$22.50                 168,000     5.0 years     $18.05       93,000      $18.15
$26.13-$31.39                   51,500     5.6 years     $30.16       12,000      $26.13
                               -------                               -------
                               467,350                               261,100
                               =======                               =======

Pro forma information regarding net income and income per share as required by SFAS No. 123 has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000:

                                  2002           2001          2000
----------------------------------------------------------------------
Risk-free interest rate               2.7%          5.2%          6.6%
Dividend yield                        0.0%          0.0%          0.0%
Volatility factor                    50.3%         33.0%         30.0%
Expected life                   2.7 years       7 years       7 years
----------------------------------------------------------------------

The resulting estimated weighted average fair values of the options granted in 2002, 2001 and 2000 were $7.25, $7.06 and $5.57, respectively.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.

(9) Revenues From Major Customers

The Company had one major customer which represented approximately $7.4 million (12.4 percent), $11.0 million (19.1 percent), and $8.9 million (17.3 percent) of the Company's operating revenues during the years 2002, 2001 and 2000, respectively.

(10) Industry Segment and Geographic Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one reportable industry segment: designing, developing, manufacturing and marketing products for the medical and health care industry and has no foreign operating subsidiaries. The Company's product lines include pressure relief valves and inflation systems which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

managed as part of the medical products segment. The Company recorded incidental revenues from its oxygen pipeline, which totaled approximately $950,000 in each of the years of 2002, 2001 and 2000. Pipeline net assets totaled $2,664,000 and $2,737,000 at December 31, 2002 and 2001, respectively. Company revenues from sales to parties outside the United States totaled approximately 25, 33 and 22 percent of the Company's total revenues in 2002, 2001 and 2000, respectively. No Company assets are located outside the United States. A summary of revenues by geographic territory for the three years 2002, 2001 and 2000 is as follows (in thousands):

                             Year ended December 31,
                         -------------------------------

                           2002        2001        2000
--------------------------------------------------------
United States            $44,454     $38,805     $40,085
Canada                     6,938      10,635       5,446
United Kingdom             1,693       2,182       1,837
Other                      6,448       5,983       4,079
--------------------------------------------------------

Total                    $59,533     $57,605     $51,447
--------------------------------------------------------

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

The changes in the plan's projected benefit obligation ("PBO") as of December 31, 2002 and 2001 are as follows (in thousands):

                                         2002        2001
                                        ------      ------
Change in Benefit Obligation:
Benefit obligation, January 1           $4,599      $4,268
Service cost                               320         369
Interest cost                              307         296
Amendments                                (616)         --
Actuarial (gain)/loss                      (93)         12
Benefits paid                             (347)       (346)
----------------------------------------------------------
Benefit obligation, December 31         $4,170      $4,599
----------------------------------------------------------

In December 2002, the plan was amended to reduce benefit accruals for future service by plan participants by approximately 50 percent. This amendment caused a reduction in the PBO of approximately $616,000, and is reflected as a reduction in pension expense over the estimated employee service lives.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

The changes in the fair value of plan assets, funded status of the plan and the status of the prepaid pension benefit recognized, which is included in the Company's balance sheets as of December 31, 2002 and 2001 are as follows (in thousands):

                                                   2002        2001
                                                 -------     -------
Change in Plan Assets:
Fair value of plan assets, January 1             $ 4,550     $ 5,497
Actual return on plan assets                        (750)       (601)
Actual contributions                                 930          --
Benefits paid                                       (347)       (346)
--------------------------------------------------------------------
Fair value of plan assets, December 31           $ 4,383     $ 4,550
--------------------------------------------------------------------

Funded status of plan                            $   213     $   (49)
Unrecognized actuarial loss                        2,154       1,118
Unrecognized prior service cost                     (539)         84
Unrecognized net transition obligation              (132)       (175)
--------------------------------------------------------------------
Net amount recognized as other assets            $ 1,696     $   978
--------------------------------------------------------------------

The components of net periodic pension cost for 2002, 2001 and 2000 were as follows (in thousands):

                                      Year ended December 31,
                                     --------------------------
                                      2002      2001      2000
                                     ------    ------    ------
Components of Net Periodic
     Pension Cost:
Service cost                         $ 320     $ 369     $ 383
Interest cost                          307       296       271
Expected return on assets             (405)     (477)     (506)
Prior service cost amortization          7         6         6
Actuarial (gain)/loss                   28        --        (9)
Transition amount amortization         (44)      (44)      (44)
--------------------------------------------------------------
Net periodic pension cost            $ 213     $ 150     $ 101
--------------------------------------------------------------

Actuarial assumptions used to determine the values of the PBO at December 31, 2002 and 2001 and the benefits cost for 2002, 2001 and 2000 included the following: a discount rate of 7.0 percent for 2002, and a discount rate of 7.25 percent for 2001 and 2000; an estimated long-term rate of return on plan assets of 9 percent in 2002, 2001 and 2000; and an estimated weighted average rate of compensation increase of 5 percent in 2002, 2001 and 2000. As of December 31, 2002, the plan's assets were invested in mutual funds as follows: equity, 64 percent; fixed income, 28 percent; and money market, 8 percent.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

The Company also sponsors a defined contribution plan for all employees. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plan. The Company's contribution under this plan was $302,000 in 2002, $258,000 in 2001 and $272,000 in 2000.

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

The Company has arrangements with its executive officers (the "Executives") pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to the Executives. Termination under such circumstances in 2003 could result in payments aggregating $2.6 million, excluding any excise tax that may be reimbursable by the Company.

In May 1996, Halkey-Roberts began leasing the land, building and building improvements in St. Petersburg, Florida, which serve as Halkey-Roberts' headquarters and manufacturing facility, under a 10-year lease. The lease provides for monthly payments, including certain lease payment escalators, and provides for certain sublease and assignment rights. The lease also provides the right of either the landlord or Halkey-Roberts to terminate the lease on 12 months notice effective at any time after May 21, 2003. The Company has guaranteed Halkey-Roberts' payment and performance obligations under the lease. The lease is being accounted for as an operating lease, and the rental expense for the years ended December 31, 2002, 2001 and 2000 was $384,000, $372,000 and $361,000, respectively. Future minimum rental commitments under this lease are $396,000, $409,000, $422,000 and $166,000 in 2003, 2004, 2005 and 2006,
respectively.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

(13) Quarterly Financial Data (Unaudited)

Quarterly financial data for 2002 and 2001 are as follows:

Quarter         Operating         Operating                       Income/(Loss)
 Ended           Revenue           Income     Net Income/(Loss)  Per Basic Share
--------------------------------------------------------------------------------
                    (In thousands, except per share amounts)
03/31/02        $ 14,825           $ 1,554       $  (634) (a)        $ (.37) (a)
06/30/02          14,775             1,401         1,095                .64
09/30/02          14,662             1,385         1,097                .64
12/31/02          15,271             1,442         1,031                .60
--------------------------------------------------------------------------------

03/31/01        $ 14,803           $ 1,413       $   905             $  .45
06/30/01          14,776             1,513         1,433 (b)            .71 (b)
09/30/01          15,418             1,733         6,503 (c)           3.17 (c)
12/31/01          12,608             1,161           913                .44
--------------------------------------------------------------------------------

(a) Includes a $1.6 million after-tax charge ($ .96 per share) from goodwill impairment (See Note 2)

(b) Includes a $.3 million after-tax gain ($.13 per share) from the sale of a patent

(c) Includes a $5.3 million after-tax gain ($ 2.60 per share) from discontinued operations (See Note 3)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discussed in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders as filed with the Commission on April 18, 2002, during 2002 the Company dismissed Arthur Andersen LLP and engaged Grant Thornton, LLP to serve as the Company's independent accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information for this item relating to directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2003 annual meeting of stockholders.

Executive Officers

The information for this item relating to executive officers of the Company is set forth on pages 9 through 10 of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Company's definitive proxy statement for its 2003 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2003 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2003 annual meeting of stockholders.

Security Ownership of Management

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2003 annual meeting of stockholders.

Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change in control of the Company.

ITEM 13. Certain Relationships and Related Transactions

None

ITEM 14. Controls and Procedures

With the participation of management, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports that the Company files with the Securities and Exchange Commission

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8--K

(a) 1. Financial Statements:

       See Item 8: "Financial Statements and Supplementary Data" and financial statement pages attached hereto.

2.     Financial Statement Schedules:

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL SCHEDULE

       Board of Directors
       Atrion Corporation

       In connection with our audit of the consolidated financial statements of Atrion Corporation and subsidiaries referred to in our report dated February 7, 2003, which is included in Part II of this form, we have also audited Schedule II for the year ended December 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set for therein.


       /s/ Grant Thornton LLP
       Dallas, Texas
       February 7, 2003

          Schedule II - Consolidated Valuation and Qualifying Accounts
                      For the Year Ended December 31, 2002
                                 (in thousands)

                                                 Allowance for
                                                   Doubtful
                                                  Receivables
                                                    -------
       Balance, December 31, 2001                   $   113
            Additions charged to expense                 62
            Deductions from reserve                     (24)
                                                    -------
       Balance, December 31, 2002                   $   151
                                                    =======

       All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

3. Exhibits: (Numbered in accordance with Item 601 of Regulation S-K) The exhibits listed below are filed as part of this 2002 Form 10-K Report. Those exhibits previously filed and incorporated herein by reference are identified by a note reference to the previous filing.

(b)    Reports on Form 8-K:
       None

Exhibit
Numbers                             Description
-------                             -----------

   2a Asset Purchase Agreement, dated March 19, 1997, between Atrion Corporation and Midcoast Energy Resources, Inc. (1)
   2b Asset Purchase Agreement, dated as of December 29, 1997, by and among Quest Medical, Inc., QMI Acquisition Corp. and Atrion Corporation (2)
   3a      Certificate of Incorporation of Atrion Corporation, dated
           December 30, 1996(3)
   3b      Amended and Restated Bylaws of Atrion Corporation (18)
   4a Rights Agreement, dated as of February 1, 1990, between AlaTenn Resources, Inc. and American Stock Transfer & Trust Company which includes the form of Right Certificate as Exhibit A and the
           Summary of Rights to Purchase Common Shares as Exhibit B (5)
   4b      Second Amendment to Rights Agreement (6)
   10a*    1990 Stock Option Plan (7)
   10b*    Form of Incentive Stock Option Agreement (8)
   10c*    1994 Key Employee Stock Incentive Plan (9)
   10d*    Form of Incentive Stock Option Agreement (10)
   10e*    Atrion Corporation 1997 Stock Incentive Plan (11)
   10f*    Form of Award Agreement for Incentive Stock Option (12)
   10g* Form of Award Agreement for Nonqualified Stock Option for Key Employee (13)
   10h*    Form of Award Agreement for Nonqualified Stock Option for
           Director (14)

   10i*    Atrion Corporation 1998 Outside Directors Stock Option Plan (15)
   10j*    Form of Stock Option Agreement (16)
   10k* Atrion Corporation Incentive Compensation Plan for Chief Executive Officer (17)
   10l* Atrion Corporation Incentive Compensation Plan for Chief Financial Officer (18)
   10m*    Severance Plan for Chief Financial Officer (19)
   10n* Atrion Corporation Incentive Compensation Plan for Chief Financial Officer (20)
   10o* Agreement regarding the nullification of Incentive Compensation Plan for Chief Executive Officer (21)
   10p*    Chief Executive Officer Employment Agreement (22)
   10q*    Amendment to Chief Executive Officer Employment Agreement (23)
   21      Subsidiaries of Atrion Corporation as of December 31, 2002 (23)
   23      Consent of Grant Thornton LLP (23)
   99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act Of 2002 (23)
   99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act Of 2002 (23)

  Notes
  -----
   (1) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997.
   (2) Incorporated by reference to Exhibit 2 to the Form 8-K of Atrion Corporation dated February 17, 1998.
   (3) Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.
   (4) Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Company dated January 10, 1997.
   (5) Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A of AlaTenn Resources, Inc. dated February 15, 1990.
   (6) Incorporated by reference to Exhibit 4(b) to Form 10-K of Atrion Corporation dated March 29, 2000.
   (7) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 6, 1990.
   (8) Incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-8 of AlaTenn Resources, Inc., filed May 17, 1991 (File No. 33-40639).
   (9) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated March 28, 1994.
   (10) Incorporated by reference to Exhibit 4(d) to the Form S-8 of AlaTenn Resources, Inc., filed July 26, 1995 (File No. 33-61309).
   (11) Incorporated by reference to Exhibit 4.4(b) to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
   (12) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
   (13) Incorporated by reference to Exhibit 4.6 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
   (14) Incorporated by reference to Exhibit 4.7 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).

   (15) Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
   (16) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
   (17) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated November 15, 1999.
   (18) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated May 12, 2000.
   (19) Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.
   (20) Incorporated by reference to Exhibit 10k to Form 10-K of Atrion Corporation dated March 30, 2001.
   (21) Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation dated March 26, 2002.
   (22) Incorporated by reference to Exhibit 10m to Form 10-K of Atrion Corporation dated march 26, 2002.
   (23)    Filed herewith.

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

                                                Atrion Corporation


                                                By: /s/ Emile A. Battat
                                                    -------------------
                                                    Emile A. Battat
                                                    Chairman,
                                                    President and Chief
                                                    Executive Officer

Dated: March 13, 2003

                                 CERTIFICATIONS

I, Emile A. Battat, certify that:

1.    I have reviewed this annual report on Form 10-K of Atrion Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                                /s/ Emile A. Battat
                                                -------------------
                                                Emile A. Battat
                                                Chief Executive Officer

I, Jeffery Strickland, certify that:

1.    I have reviewed this annual report on Form 10-K of Atrion Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                             /s/ Jeffery Strickland
                                             ----------------------
                                             Jeffery Strickland
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                 Title                               Date
       ---------                                 -----                               ----

/s/ Emile A. Battat              Chairman, President and Chief Executive         March 13, 2003
--------------------------       Officer (Principal Executive Officer)
Emile A. Battat


/s/ Jeffery Strickland           Vice President, Chief Financial Officer and     March 13, 2003
--------------------------       Secretary-Treasurer (Principal Financial
Jeffery Strickland               and Accounting Officer)


/s/ Richard O. Jacobson                           Director                       March 13, 2003
--------------------------
Richard O. Jacobson


/s/ John H. P. Maley                              Director                       March 13, 2003
--------------------------
John H. P. Maley

       Signature                                   Title                             Date
       ---------                                   -----                             ----

Jerome J. McGrath                                  Director                      March 13, 2003
--------------------------
Jerome J. McGrath


/s/ Hugh J. Morgan, Jr.                            Director                      March 13, 2003
--------------------------
Hugh J. Morgan, Jr.


/s/ Roger F. Stebbing                              Director                      March 13, 2003
--------------------------
Roger F. Stebbing


/s/ John P. Stupp, Jr.                             Director                      March 13, 2003
--------------------------
John P. Stupp, Jr.


/s/ Margaret Maxwell Zagel                         Director                      March 13, 2003
--------------------------
Margaret Maxwell Zagel

                                  EXHIBIT INDEX

Exhibit
Numbers                            Description                                    Page
-------                            -----------                                    ----

   2a      Asset Purchase Agreement, dated March 19, 1997, between Atrion
           Corporation and Midcoast Energy Resources, Inc. (1)
   2b      Asset Purchase Agreement, dated as of December 29, 1997, by and among
           Quest Medical, Inc., QMI Acquisition Corp. and Atrion Corporation (2)
   3a      Certificate of Incorporation of Atrion Corporation, dated
           December 30, 1996(3)
   3b      Amended and Restated Bylaws of Atrion Corporation (18)
   4a      Rights Agreement, dated as of February 1, 1990, between AlaTenn
           Resources, Inc. and American Stock Transfer & Trust Company which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B (5)
   4b      Second Amendment to Rights Agreement (6)
   10a*    1990 Stock Option Plan (7)
   10b*    Form of Incentive Stock Option Agreement (8)
   10c*    1994 Key Employee Stock Incentive Plan (9)
   10d*    Form of Incentive Stock Option Agreement (10)
   10e*    Atrion Corporation 1997 Stock Incentive Plan (11)
   10f*    Form of Award Agreement for Incentive Stock Option (12)
   10g*    Form of Award Agreement for Nonqualified Stock Option for Key
           Employee (13)
   10h*    Form of Award Agreement for Nonqualified Stock Option for Director
           (14)
   10i*    Atrion Corporation 1998 Outside Directors Stock Option Plan (15)
   10j*    Form of Stock Option Agreement (16)
   10k*    Atrion Corporation Incentive Compensation Plan for Chief Executive
           Officer ( 17)
   10l*    Atrion Corporation Incentive Compensation Plan for Chief Financial
           Officer (18)
   10m*    Severance Plan for Chief Financial Officer (19)
   10n*    Atrion Corporation Incentive Compensation Plan for Chief Financial
           Officer (20)
   10o*    Agreement regarding the nullification of Incentive Compensation Plan for Chief Executive Officer (21)
   10p*    Chief Executive Officer Employment Agreement (22)
   10q*    Amendment to Chief Executive Officer Employment Agreement (23)          51
   21      Subsidiaries of Atrion Corporation as of December 31, 2002 (23)         53
   23      Consent of Grant Thornton LLP (23)                                      54
   99.1    Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
           to Section 906 of The Sarbanes - Oxley Act Of 2002 (23)                 55
   99.2    Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
           to Section 906 of The Sarbanes - Oxley Act Of 2002 (23)                 56

 Notes
 -----
   (1) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997.
   (2) Incorporated by reference to Exhibit 2 to the Form 8-K of Atrion Corporation dated February 17, 1998.

   (3) Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.
   (4) Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Company dated January 10, 1997.
   (5) Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A of AlaTenn Resources, Inc. dated February 15, 1990.
   (6) Incorporated by reference to Exhibit 4(b) to Form 10-K of Atrion Corporation dated March 29, 2000.
   (7) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 6, 1990.
   (8) Incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-8 of AlaTenn Resources, Inc., filed May 17, 1991 (File No. 33-40639).
   (9) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated March 28, 1994.
   (10) Incorporated by reference to Exhibit 4(d) to the Form S-8 of AlaTenn Resources, Inc., filed July 26, 1995 (File No. 33-61309).
   (11) Incorporated by reference to Exhibit 4.4(b) to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
   (12) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
   (13) Incorporated by reference to Exhibit 4.6 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
   (14) Incorporated by reference to Exhibit 4.7 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
   (15) Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
   (16) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
   (17) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated November 15, 1999.
   (18) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated May 12, 2000.
   (19) Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.
   (20) Incorporated by reference to Exhibit 10k to Form 10-K of Atrion Corporation dated March 30, 2001.
   (21) Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation dated March 26, 2002.
   (22) Incorporated by reference to Exhibit 10m to Form 10-K of Atrion Corporation dated march 26, 2002.
   (23)    Filed herewith.

*     Management Contract or Compensatory Plan or Arrangement