Form 10-Q
period 2003-03-31
ATRION CORP
filed 2003-05-09
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2003            Commission File Number 0-10763


                               Atrion Corporation
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                       63-0821819
---------------------------------------------------   --------------------------
 (State or Other Jurisdiction of Incorporation or      (I.R.S. Employer
                  Organization)                        Identification No.)

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

               YES    X                      NO
                   ---------                         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding at
              Title of Each Class                    May 1, 2003
-------------------------------------------  -----------------------------------
Common stock, Par Value $0.10 per share                1,666,507



                       ATRION CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS




PART I.         Financial Information                                                      2

        Item 1.       Financial Statements

                           Consolidated Statements of Income (Unaudited)
                                 For the Three Months Ended
                                 March 31, 2003 and 2002                                   3


                           Consolidated Balance Sheets
                                 March 31, 2003 (Unaudited) and December 31, 2002          4


                           Consolidated Statements of Cash Flows (Unaudited)
                                 For the Three Months Ended
                                 March 31, 2003 and 2002                                   5


                           Notes to Consolidated Financial Statements (Unaudited)          6

        Item 2.       Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                                        9

PART II.        Other Information                                                         12

        Item 6.       Exhibits and Reports on
                         Form 8-K                                                         12

SIGNATURES                                                                                13

                                     PART I


                              FINANCIAL INFORMATION




             Item 1.             Financial Statements
                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                 ----------------------------------------
                                                                                        2003                2002
                                                                                 ------------------- --------------------

Revenues                                                                           $        15,721     $        14,825
Cost of goods sold                                                                          10,125               9,437
                                                                                   ---------------     ---------------
Gross profit                                                                                 5,596               5,388
                                                                                   ---------------     ---------------

Operating expenses:
    Selling                                                                                  1,409               1,403
    General and administrative                                                               1,934               1,890
    Research and development                                                                   529                 541
                                                                                   ---------------     ---------------
                                                                                             3,872               3,834
                                                                                   ---------------     ---------------

Operating income                                                                             1,724               1,554
                                                                                   ---------------     ---------------

Other income:
    Interest income                                                                             19                  18
    Interest expense                                                                           (60)               (129)
    Other income                                                                                 9                   1
                                                                                   ---------------     ---------------
                                                                                               (32)               (110)
                                                                                   ----------------    ----------------

Income before provision for income taxes                                                     1,692               1,444
Provision for income taxes                                                                     542                 437
                                                                                   -----------------------------------

Income before cumulative effect of change
   in                                 accounting principle                                   1,150               1,007

Cumulative effect of change in accounting principle, net of
   income taxes of $845                                                                          -              (1,641)
                                                                                   ---------------     ----------------

Net income (loss)                                                                  $         1,150     $          (634)
                                                                                   ===============     ================

Income (loss) per basic share:
    Income before cumulative effect of change in accounting
      principle                                                                    $         0.65      $         0.59
    Cumulative effect of change in accounting principle
                                                                                                -               (0.96)
                                                                                   --------------      --------------
                                                                                   $         0.65      $        (0.37)
                                                                                   ==============      ===============

Weighted average basic shares outstanding                                                    1,765               1,696
                                                                                   ===============     ===============

Income (loss) per diluted share:
    Income before cumulative effect of change in accounting
      principle                                                                    $         0.61      $         0.53
    Cumulative effect of change in accounting principle
                                                                                                -               (0.86)
                                                                                   --------------      --------------
                                                                                   $         0.61      $        (0.33)
                                                                                   ==============      ===============

Weighted average diluted shares outstanding                                                  1,871               1,898
                                                                                   ===============     ===============

The accompanying notes are an integral part of these statements.




                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         March 31,                    December 31,
                                                                           2003                           2002
Assets                                                                  (unaudited)
                                                                   -------------------------       -----------------------
Current assets:
    Cash and cash equivalents                                          $             746               $            353
    Accounts receivable                                                            8,065                          6,721
    Inventories                                                                   11,080                         10,311
    Prepaid expenses                                                               1,604                          2,273
    Deferred income taxes                                                          1,018                          1,018
                                                                       -----------------               ----------------
                                                                                  22,513                         20,676
                                                                       -----------------               ----------------

Property, plant and equipment:
    Original cost                                                                 43,583                         42,661
    Less accumulated depreciation and amortization                                19,109                         18,211
                                                                       -----------------               ----------------
                                                                                  24,474                         24,450
                                                                       -----------------               ----------------

Deferred charges:
    Patents                                                                        2,327                          2,403
    Goodwill                                                                       9,730                          9,730
    Other                                                                          3,514                          3,548
                                                                       -----------------               ----------------
                                                                                  15,571                         15,681
                                                                       -----------------               ----------------

                                                                       $          62,558               $         60,807
                                                                       =================               ================



Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities                           $           5,343               $          5,030
    Accrued income and other taxes                                                 1,047                            859
                                                                       -----------------               ----------------
                                                                                   6,390                          5,889
                                                                       -----------------               ----------------

Line of Credit                                                                     8,244                         10,337

Other noncurrent liabilities                                                       2,990                          2,890

Stockholders' equity:
    Common shares, par value $0.10 per share; authorized
       10,000,000 shares, issued 3,420 shares                                        342                            342
    Paid-in capital                                                                9,053                          8,222
    Retained earnings                                                             65,399                         64,249
    Treasury shares,1,580 in 2003 and 1,714
       in 2002, at cost                                                          (29,860)                       (31,122)
                                                                      ------------------              ----------------
        Total stockholders' equity                                                44,934                         41,691
                                                                      ------------------               ----------------


                                                                       $          62,558               $         60,807
                                                                       =================               ================


The accompanying notes are an integral part of these statements.





                       ATRION CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                            March 31
                                                                     -----------------------------------------------------
                                                                              2003                          2002
                                                                     -----------------------       -----------------------

Cash flows from operating activities:
    Net income (loss)                                                   $        1,150                $         (634)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Goodwill impairment, net of income taxes                                    -                         1,641
         Depreciation and amortization                                           1,101                         1,087
         Deferred income taxes                                                      17                            44
         Tax benefit related to stock plans                                        114                             -
         Other                                                                       3                             -
                                                                        --------------                --------------
                                                                                 2,385                         2,138

    Change in operating assets and liabilities:
         Accounts receivable                                                    (1,344)                       (1,980)
         Inventories                                                              (769)                          (81)
         Prepaid expenses                                                          669                           433
         Other non-current assets                                                   33                           178
         Accounts payable and current liabilities                                  313                          (524)
         Accrued income and other taxes                                            188                           (29)
         Other non-current liabilities                                              84                           (61)
                                                                        --------------                ---------------
                                                                                 1,559                            74
                                                                        --------------                --------------

Cash flows from investing activities:
   Property, plant and equipment additions                                      (1,053)                         (474)
   Property, plant and equipment sales                                               1                             -
                                                                        --------------                --------------
                                                                                (1,052)                         (474)
                                                                        --------------                --------------

Cash flows from financing activities:
   Net change in line of credit                                                 (2,093)                           (3)
   Issuance of common stock                                                      1,979                           247
                                                                        --------------                --------------
                                                                                  (114)                          244
                                                                        ---------------               --------------

Net change in cash and cash equivalents                                            393                          (156)
Cash and cash equivalents at beginning of period                                   353                           542
                                                                        --------------                --------------
Cash and cash equivalents at end of period                              $          746                $          386
                                                                        ==============                ==============



Cash paid for:
   Interest                                                             $           65                $           93
   Income taxes                                                         $           28                $          144




The accompanying notes are an integral part of these statements.


                       ATRION CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)        Basis of Presentation
           In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation (the "Company"). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 2002 Annual Report on Form 10-K.

(2)        Intangible Assets
           In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer subject to amortization, but is now subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS No. 142 became effective for the Company on January 1, 2002. The Company completed the process of performing an impairment analysis as required by SFAS No. 142, resulting in a write-down of goodwill, in the first quarter of 2002, of $1.6 million, net of income tax. The charge reflected a reduction in the goodwill resulting from the acquisition of Quest Medical in February 1998. The impairment loss was recorded as the cumulative effect of a change in accounting principle.

           Intangible assets consist of the following (in thousands, except average life):


                                                                       March 31, 2003                 December 31, 2002
                                                               -------------------------------- ------------------------------
                                                    Average         Gross                          Gross
                                                      Life        Carrying       Accumulated      Carrying      Accumulated
                                                    (years) Amount Amortization
Amount Amortization
                                                   ----------- ---------------- --------------- ------------- ----------------
           Amortized intangible assets:
                  Patents                            12.85        $    9,250       $6,923          $   9,250    $     6,847

           Intangible assets not subject to amortization:
                  Goodwill                                        $   16,330       $   6,600       $  16,330    $     6,600


           Aggregate amortization expense for the three months ended March 31, 2003 was $76,000.

          Estimated amortization expense for each of the following years ending on December 31, is as follows (in thousands):

                                                     2003                                    $           304
                                                     2004                                    $           304
                                                     2005                                    $           271
                                                     2006                                    $           169
                                                     2007                                    $           144

                       ATRION CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)




           The change in the carrying amount of goodwill for the quarter ended March 31, 2002 is as follows (in thousands):

           Balance as of January 1, 2002                                              $             12,216
           Impairment loss                                                                           2,486
                                                                                      --------------------
           Balance as of March 31, 2002                                               $              9,730
                                                                                      ====================


(3)        Inventories
           Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):


                                                        March 31,                   December 31,
                                                          2003                          2002
---------------------------------------------- --------------------------- ------------------------------
Raw materials                                       $          6,127            $          6,082
Finished goods                                                 3,290                       2,818
Work in process                                                1,663                       1,411
---------------------------------------------- --------------------------- ------------------------------
Total inventories                                   $         11,080            $         10,311
---------------------------------------------- --------------------------- ------------------------------

(4)        Earnings per share
           The following is the computation for basic and diluted earnings per share before cumulative effect of change in accounting principle:


                                                                     March 31, 2003          March 31, 2002
                                                                    ----------------------- -----------------------
                                                                        (in thousands, except per share amounts)
Income before cumulative effect of
change in accounting principle                                       $             1,150                 $ 1,007
                                                                    ======================= =======================
 Weighted average basic shares outstanding                                         1,765                   1,696

 Add:  Effect of dilutive securities (options)                                       106                     202
                                                                     ----------------------- -----------------------
 Weighted average diluted shares outstanding                                       1,871                   1,898
Earnings per share before cumulative effect of change in accounting principle:
     Basic                                                           $              0.65        $           0.59
                                                                    ======================= =======================
     Diluted                                                         $              0.61        $           0.53
                                                                    ======================= =======================


         Outstanding options that were not included in the diluted earnings per share calculation because their effect would be anti-dilutive totaled 61,500 for the three month period ended March 31, 2003, and zero for the three month period ended March 31, 2002.

                       ATRION CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


 (5)       Stock-Based Compensation
           At December 31, 2002, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


                                                                                          Three Months ended March 31,
                                                                                      -------------------------------------
                                                                                           2003                  2002
                                                                                      ----------------     -----------------
                                                                                         (in thousands, except per share
                                                                                                    amounts)
           Net income (loss), as reported                                             $      1,150            $      (634)
           Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards, net of tax effects

                                                                                               106                     48
                                                                                      ----------------     -----------------
           Pro forma net income (loss)                                                $      1,044          $        (682)
                                                                                      ================     =================
           Income (loss) per share:
               Basic - as reported                                                    $       0.65          $       (0.37)
                                                                                      ================     =================
               Basic - pro forma                                                      $       0.59          $       (0.40)
                                                                                      ================     =================

               Diluted - as reported                                                  $       0.61          $       (0.33)
                                                                                      ================     =================
               Diluted - pro forma                                                    $       0.56          $       (0.36)
                                                                                      ================     =================

                       ATRION CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


           Results for the three months ended March 31, 2003
           The Company's consolidated income before cumulative effect of change in accounting principle for the quarter ended March 31, 2003 was $1.2 million, or $.65 per basic and $.61 per diluted share, compared with income before cumulative effect of change in accounting principle of $1.0 million, or $.59 per basic and $.53 per diluted share, for the first quarter of 2002. As previously mentioned, the Company adopted SFAS No. 142 effective January 1, 2002. The required adoption of SFAS No. 142 is considered a change in accounting principle and the cumulative effect of adopting this standard resulted in a $1.6 million, or $0.96 per basic and $0.86 per diluted share, non-cash, after tax charge in the first quarter of 2002. Consolidated net income totaled $1.2 million, or $0.65 per basic and $0.61 per diluted share, in the first quarter of 2003. This is compared with consolidated net loss, including the cumulative effect of change in accounting principle, of $634,000, or $0.37 per basic and $0.33 per diluted share in the first quarter of 2002. The earnings per basic share computations are based on weighted average basic shares outstanding of 1,764,977 in the 2003 period and 1,695,618 in the 2002 period. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 1,870,673 in the 2003 period and 1,898,120 in the 2002 period.

           Consolidated revenues of $15.7 million for the first quarter of 2003 were 6 percent higher than revenues of $14.8 million for the first quarter of 2002. Sales of products increased in the all of the Company's product lines. Cost of goods sold of $10.1 million for the first quarter of 2003 was 7 percent higher than in the comparable 2002 period. The increase in cost of goods sold is primarily related to a shift in product mix to higher cost products and increased insurance costs.

           Gross profit of $5.6 million in the first quarter of 2003 was $208,000, or 4 percent, higher than in the comparable 2002 period. The Company's gross profit percentage in the first quarter of 2003 was 35.6 percent of revenues compared with 36.3 percent of revenues in the first quarter of 2002.

           The Company's first quarter 2003 operating expenses of $3.9 million were $38,000 higher than the operating expenses for the first quarter of 2002, resulting from a $44,000 increase in general and administrative (G&A) expenses. Selling and research and development (R&D) expenses remained essentially unchanged in the first quarter of 2003 as compared to the first quarter of 2002. Operating income of $1.7 million in the first quarter of 2003 was $170,000, or 11 percent, higher than the operating income in the first quarter of 2002.

           Interest expense for the first quarter of 2003 was $60,000 compared to interest expense of $129,000 for the same period in the prior year. This decrease in interest expense is primarily related to a significant reduction in average borrowings for the 2003 period as compared with the first quarter of 2002.

           Income tax expense for the first quarter of 2003 was $542,000 compared to income tax expense of $437,000 for the same period in the prior year. The effective tax rate for the first quarter of 2003 was
           32.0 percent compared with 30.3 percent for the first quarter of

           2002. The higher effective tax rate is primarily the result of benefits from tax incentives for exports and R&D expenditures being a lesser percentage of taxable income in the first quarter of 2003 than in the first quarter of 2002.

           Liquidity and Capital Resources
           At March 31, 2003, the Company had cash and cash equivalents of $746,000 compared with $353,000 at December 31, 2002. The Company had borrowings of $8.2 million under its $25 million revolving credit facility ("Credit Facility") at March 31, 2003 and $10.3 million at December 31, 2002. The decrease in the Credit Facility in the first quarter of 2003 from December 31, 2002 is primarily attributable to the Company's use of proceeds from stock option exercises to reduce its borrowing level. The Credit Facility, which expires November 12, 2004, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At March 31, 2003, the Company was in compliance with all financial covenants.

           As of March 31, 2003, the Company had working capital of $16.1 million, including $746,000 in cash and cash equivalents. Accounts receivable and inventories were the primary contributors to the increase in working capital during the first three months of 2003. Cash flows from operations generated $1.6 million for the three months ended March 21, 2003 as compared to $74,000 for the three months ended March 31, 2002.

           During April 2003, the Company completed a tender offer to purchase up to 350,000 shares of its Common Stock, at a price of $23.00 per share. A total of 173,614 shares of Common Stock were tendered at a cost of $4.0 million.

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits

                    99.1 Certification Pursuant To 18 U.S.C. Section 1350, As
                         Adopted Pursuant To Section 906 Of The Sarbanes - Oxley Act Of 2002

                    99.2 Certification Pursuant To 18 U.S.C. Section 1350, As
                         Adopted Pursuant To Section 906 Of The Sarbanes - Oxley Act Of 2002

                (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2003.

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




                                            Atrion Corporation
                                            ------------------
                                               (Registrant)


           Date:  May 9, 2003             /s/ Emile A. Battat
                                          --------------------------------------
                                          Emile A. Battat
                                          Chairman, President and
                                          Chief Executive Officer



           Date:  May 9, 2003             /s/ Jeffery Strickland
                                          --------------------------------------
                                          Jeffery Strickland
                                          Vice President and
                                          Chief Financial Officer

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

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  Date: May 9, 2003
                                                  /s/ Emile A. Battat
                                                  -------------------
                                                  Emile A. Battat
                                                  Chairman, President and
                                                  Chief Executive Officer

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

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            Date: May 9, 2003
                                            /s/ Jeffery Strickland
                                            ----------------------
                                            Jeffery Strickland
                                            Vice President and
                                            Chief Financial Officer

                                                                   Exhibit 99.1

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


           Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Atrion Corporation (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 9, 2003                        /s/ Emile A. Battat
                                          -------------------------------------
                                          Emile A. Battat
                                          Chief Executive Officer


     The foregoing certification is made solely for purpose of 18 U.S.C.ss.1350 and not for any other purpose.

                                                                   Exhibit 99.2

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


           Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Atrion Corporation (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 9, 2003                                  /s/ Jeffery Strickland
                                                    ----------------------
                                                    Jeffery Strickland
                                                    Chief Financial Officer




     The foregoing certification is made solely for purpose of 18 U.S.C.ss.1350 and not for any other purpose.