Form 10-Q
period 2003-06-30
ATRION CORP
filed 2003-08-13
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2003             Commission File Number 0-10763


                               Atrion Corporation
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                              63-0821819
      ------------------------------       ---------------------------------
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

                             YES   X             NO
                                --------           ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding at
        Title of Each Class                         August 6, 2003
---------------------------------------      ----------------------------
Common stock, Par Value $0.10 per share               1,682,257

                       ATRION CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.       Financial Information                                                                               2

       Item 1.     Financial Statements

                        Consolidated Statements of Income (Unaudited)
                            For the Three and Six Months Ended
                            June 30, 2003 and 2002                                                                3


                        Consolidated Balance Sheets
                            June 30, 2003 (Unaudited) and December 31, 2002                                       4


                        Consolidated Statements of Cash Flows (Unaudited)
                            For the Six Months Ended
                            June 30, 2003 and 2002                                                                5


                        Notes to Consolidated Financial Statements (Unaudited)                                    6

       Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                                                   9

PART II.      Other Information                                                                                  13

       Item 6.     Exhibits and Reports on
                     Form 8-K                                                                                    13

SIGNATURES                                                                                                       15

                                     PART I


                              FINANCIAL INFORMATION


           Item 1.          Financial Statements
                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30,                             June 30,
                                                              --------------------------------    ----------------------------------
                                                                   2003              2002              2003               2002
                                                               -----------        ----------       -----------        -----------
                                                                            (in thousands, except per share amounts)

Revenues                                                       $    16,175        $   14,775       $    31,896        $    29,600
Cost of goods sold                                                  10,598             9,648            20,723             19,085
                                                               -----------        ----------       -----------        -----------
Gross profit                                                         5,577             5,127            11,173             10,515
                                                               -----------        ----------       -----------        -----------

Operating expenses:
   Selling                                                           1,390             1,433             2,799              2,836
   General and administrative                                        1,951             1,777             3,885              3,667
   Research and development                                            531               516             1,060              1,057
                                                               -----------        ----------       -----------        -----------
                                                                     3,872             3,726             7,744              7,560
                                                               -----------        ----------       -----------        -----------
Operating income                                                     1,705             1,401             3,429              2,955
                                                               -----------        ----------       -----------        -----------

Other income:
   Interest income                                                      20                24                39                 42
   Interest expense                                                    (54)             (112)             (114)              (241)
   Other income (expense), net                                         (14)                1                (5)                 2
                                                               ------------       ----------       ------------       -----------
                                                                       (48)              (87)              (80)              (197)
                                                               ------------       ----------       ------------       -----------
Income from continuing operations
 before provision for income taxes                                   1,657             1,314             3,349              2,758

Provision for income taxes                                             509               384             1,051                821
                                                               -----------        ----------       -----------        -----------

Income from continuing operations                                    1,148               930             2,298              1,937
Gain on disposal of discontinued operations, net of income
    taxes                                                              165               165               165                165
Cumulative effect of change in accounting principle, net of
   income taxes                                                          -                 -                 -             (1,641)
                                                               -----------        ----------       -----------        -----------
Net income                                                     $     1,313        $    1,095       $     2,463        $       461
                                                               ===========        ==========       ===========        ===========

Income per basic share:
   Income from continuing operations                           $      0.67        $     0.54       $      1.33        $      1.13
   Gain on disposal of discontinued operations                        0.10              0.10              0.09               0.10
   Cumulative effect of change in accounting principle                   -                 -                 -              (0.96)
                                                               -----------        ----------       -----------        ------------
                                                               $      0.77        $     0.64      $       1.42        $      0.27
                                                               =============      ===========      =============      =============

Weighted average basic shares outstanding                            1,702             1,719             1,733              1,707
                                                               ============       ==========       ===========        =============

Income per diluted share:
   Income from continuing operations                           $      0.63      $       0.49      $      1.25         $      1.02
   Gain on disposal of discontinued operations                        0.09              0.09             0.09                0.09
   Cumulative effect of change in accounting principle                   -                 -                -               (0.87)
                                                               ------------       ----------       -----------        ------------
                                                               $      0.72      $       0.58      $      1.34         $      0.24
                                                               ==============     ==========       =============      =============

Weighted average diluted shares outstanding                           1,812            1,890             1,841              1,894
                                                               ============       ==========       ===========       ============

                            The accompanying notes are an integral part of these statements.



                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,                December 31,
                                                                                     2003                      2002
Assets                                                                           (unaudited)
------                                                                         ---------------------      --------------------
                                                                                               (in thousands)
Current assets:
   Cash and cash equivalents                                                     $          556             $          353
   Accounts receivable                                                                    8,083                      6,721
   Inventories                                                                           11,565                     10,311
   Prepaid expenses                                                                       1,875                      2,273
   Deferred income taxes                                                                  1,018                      1,018
                                                                                 --------------             --------------
                                                                                         23,097                     20,676
                                                                                 --------------             --------------


Property, plant and equipment                                                            43,924                     42,661
Less accumulated depreciation and amortization                                           19,760                     18,211
                                                                                 --------------             --------------
                                                                                         24,164                     24,450
                                                                                 --------------             --------------

Other assets and deferred charges:
   Patents                                                                                2,251                      2,403
   Goodwill                                                                               9,730                      9,730
   Other                                                                                  3,471                      3,548
                                                                                 --------------             --------------
                                                                                         15,452                     15,681
                                                                                 --------------             --------------

                                                                                 $       62,713             $       60,807
                                                                                 ==============             ==============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                                      $        6,396             $       5,030
   Accrued income and other taxes                                                         1,059                        859
                                                                                 --------------             --------------
                                                                                          7,455                      5,889
                                                                                 --------------             --------------

Line of Credit                                                                            9,686                     10,337

Other noncurrent liabilities                                                              3,216                     2,890

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000,000 shares, issued 3,420 shares                                                342                        342
   Paid-in capital                                                                        9,124                      8,222
   Retained earnings                                                                     66,712                     64,249
   Treasury shares,1,742 in 2003 and 1,714
      in 2002, at cost                                                                  (33,822)                   (31,122)
                                                                                 ---------------            --------------
       Total stockholders' equity                                                        42,356                     41,691
                                                                                 --------------             --------------


                                                                                 $       62,713             $       60,807
                                                                                 ==============             ==============

                                        The accompanying notes are an integral part of these statements.




                       ATRION CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                           ---------------------------------------------
                                                                                  2003                      2002
                                                                           -------------------       -------------------
                                                                                            (in thousands)
Cash flows from operating activities:
   Net income                                                                $       2,463             $         461
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Goodwill impairment, net of income taxes                                         -                     1,641
        Gain on disposal of discontinued operations                                   (165)                     (165)
        Depreciation and amortization                                                2,218                     2,142
        Deferred income taxes                                                           94                       119
        Tax benefit related to stock plans                                             170                         -
        Other                                                                           25                        52
                                                                             -------------             -------------
                                                                                     4,805                     4,250

    Change in operating assets and liabilities:
        Accounts receivable                                                         (1,361)                     (977)
        Inventories                                                                 (1,254)                      (42)
        Prepaid expenses                                                               397                       (22)
        Other non-current assets                                                        77                       510
        Accounts payable and current liabilities                                     1,365                      (441)
        Accrued income and other taxes                                                 200                        32
        Other non-current liabilities                                                  234                      (109)
                                                                             -------------             --------------
    Net cash provided by continuing operations                                       4,463                     3,201
    Net cash provided by discontinued operations                                       165                       165
                                                                             -------------             -------------
                                                                                     4,628                     3,366
Cash flows from investing activities:
  Property, plant and equipment additions                                           (1,819)                   (1,002)
  Property, plant and equipment sales                                                   14                         -
                                                                             -------------             -------------
                                                                                    (1,805)                   (1,002)
                                                                             -------------             -------------

Cash flows from financing activities:
  Net change in line of credit                                                        (651)                   (2,645)
  Purchase of treasury stock                                                        (4,069)                        -
  Issuance of common stock                                                           2,100                       331
                                                                             -------------             -------------
                                                                                    (2,620)                   (2,314)
                                                                             --------------            --------------

Net change in cash and cash equivalents                                                203                        50
Cash and cash equivalents at beginning of period                                       353                       542
                                                                             -------------             -------------
Cash and cash equivalents at end of period                                   $         556             $         592
                                                                             =============             =============



Cash paid for:
  Interest                                                                   $         119             $         215
  Income taxes                                                               $         542             $         191


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

         Intangible assets consist of the following (in thousands, except average life):

                                                           June 30, 2003                 December 31, 2002
                                                   ------------------------------- ------------------------------
                                         Average       Gross                           Gross
                                           Life       Carrying      Accumulated       Carrying      Accumulated
                                         (years) Amount Amortization Amount                         Amortization
                                         --------- --------------- --------------- --------------- --------------
      Amortized intangible assets:
            Patents                       12.85      $   9,250      $    6,999       $   9,250      $    6,847

      Intangible assets not
       subject to amortization:
            Goodwill                                 $  16,330      $    6,600       $  16,330      $    6,600


         Aggregate amortization expense for the six months ended June 30, 2003 and June 30, 2002 was $152,000 and $152,000, respectively.

         Estimated amortization expense for each of the following years ending on December 31, is as follows (in thousands):
                                             2003                               $         304
                                             2004                               $         304
                                             2005                               $         271
                                             2006                               $         169
                                             2007                               $         144



         The change in the carrying amount of goodwill for the six months ended June 30, 2002 is as follows (in thousands):

         Balance as of January 1, 2002             $           12,216
         Impairment loss                                        2,486
                                                   ------------------
         Balance as of June 30, 2002               $            9,730
                                                   ==================

(3)      Inventories
         Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                         June 30,              December 31,
                                           2003                    2002
--------------------------------- ------------------ -------------------------
Raw materials                      $        6,034        $        6,082
Finished goods                              3,498                 2,818
Work in process                             2,033                 1,411
--------------------------------- ------------------ -------------------------
Total inventories                  $       11,565        $       10,311
--------------------------------- ------------------ -------------------------

(4)      Earnings per share
         The following is the computation for basic and diluted earnings per share from continuing operations:

                                                         Three months ended June 30,         Six months ended June 30,
                                                         2003             2002                2003           2002
                                                     ---------------- ---------------     --------------- -------------
                                                                 (in thousands, except per share amounts)
          Income from continuing operations               $1,148              $930               $2,298       $1,937
                                                     ================ ===============     =============== =============

         Weighted average basic shares outstanding
                                                             1,702           1,719                1,733         1,707
         Add:  Effect of dilutive securities (options)         110             171                  108           187
                                                     ---------------- ---------------     --------------- -------------
         Weighted average diluted shares outstanding         1,812           1,890                1,841         1,894
                                                     ================ ===============     =============== =============

        Earnings per share from continuing operations:

           Basic                                      $        0.67    $        0.54       $        1.33   $     1.13
                                                     ================ ===============     =============== =============

          Diluted                                     $        0.63    $        0.49       $        1.25   $     1.02
                                                     ================ ===============     =============== =============

        Outstanding options that were not included in the diluted earnings per share calculation because their effect would be anti-dilutive totaled 39,500 and 39,500 for the three month period ended June 30, 2003 and June 30, 2002, respectively, and 50,500 and 19,750 for the six month period ended June 30, 2003 and June 30, 2002, respectively.

 (5)     Stock-Based Compensation
         At June 30, 2003, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                        Three Months ended June 30,        Six Months ended June 30,
                                                       ------------------------------    -------------------------------
                                                           2003             2002             2003              2002
                                                       -------------     ------------    -------------     -------------
                                                                   (in thousands, except per share amounts)
        Net income, as reported                       $     1,313       $    1,095      $     2,463       $       461
         Deduct: Total stock-based employee
             compensation expense determined under
             fair value-based methods for all
             awards, net of tax effects
                                                               106               59              211               107
                                                       -------------     ------------    -------------     -------------
         Pro forma net income                          $     1,207       $    1,036      $     2,252       $       354
                                                       =============     ============    =============     =============
         Income per share:
             Basic - as reported                       $      0.77       $    0.64       $     1.42        $      0.27
                                                       =============     ============    =============     =============
             Basic - pro forma                         $      0.71       $    0.60       $     1.30        $      0.21
                                                       =============     ============    =============     =============

                                                       =============     ============    =============     =============
             Diluted - as reported                     $      0.72       $    0.58       $     1.34        $      0.24
                                                       =============     ============    =============     =============
             Diluted - pro forma                       $      0.67       $    0.55       $     1.22        $      0.19
                                                       =============     ============    =============     =============


                       ATRION CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results for the three months ended June 30, 2003
         Consolidated net income totaled $1.3 million, or $0.77 per basic and $0.72 per diluted share, in the second quarter of 2003. This is compared with consolidated net income of $1.1 million, or $0.64 per basic and $0.58 per diluted share in the second quarter of 2002. The earnings per basic share computations are based on weighted average basic shares outstanding of 1,701,627 in the 2003 period and 1,718,881 in the 2002 period. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 1,811,842 in the 2003 period and 1,889,949 in the 2002 period.

         Consolidated revenues of $16.2 million for the second quarter of 2003 were higher than revenues of $14.8 million for the second quarter of 2002. This 9 percent increase in revenues is primarily attributed to significant revenue increases of the Company's ophthalmic products. Cost of goods sold of $10.6 million for the second quarter of 2003 was 10 percent higher than in the comparable 2002 period. The increase in cost of goods sold is primarily related to increased revenues and increased insurance costs.

         Gross profit of $5.6 million in the second quarter of 2003 was $450,000, or 9 percent, higher than in the comparable 2002 period. The Company's gross profit percentage in the second quarter of 2003 was
         34.5 percent of revenues compared with 34.7 percent of revenues in the second quarter of 2002.

         The Company's second quarter 2003 operating expenses of $3.9 million were $146,000 higher than the operating expenses for the second quarter of 2002, resulting from a $174,000 increase in general and administrative (G&A) expenses. Selling expenses were $43,000 less in the second quarter of 2003 as compared to the second quarter of 2002. The increase in G&A expenses for the second quarter of 2002 is primarily related to increases in compensation and other taxes. Operating income of $1.7 million in the second quarter of 2003 was $304,000, or 22 percent, higher than the operating income in the second quarter of 2002.

         Interest expense for the second quarter of 2003 was $54,000 compared to interest expense of $112,000 for the same period in the prior year. The decrease in 2003 from 2002 is primarily related to lower interest rates and the Company's lower average borrowing level in 2003 as compared to 2002.

         Income tax expense for the second quarter of 2003 was $509,000 compared to income tax expense of $384,000 for the same period in the prior year. The effective tax rate for the second quarter of 2003 was 30.7 percent compared with 29.2 percent for the second quarter of 2002. The higher effective tax rate is primarily the result of benefits from tax incentives for exports and research and development (R&D) expenditures being a lesser percentage of taxable income in the second quarter of 2003 than in the second quarter of 2002.

         The Company recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas operations of $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for the second quarter of 2003 and the second quarter of 2002, resulting from the receipt of contingent deferred payments in each year.

         Results for the six months ended June 30, 2003
         The Company's income from continuing operations for the six months ended June 30, 2003 was $2.3 million, or $1.33 per basic and $1.25 per diluted share, compared with income from continuing operations for the six months ended June 30, 2002 of $1.9 million, or $1.13 per basic and $1.02 per diluted share. Consolidated net income, including discontinued operations and the cumulative effect of change in accounting principle, totaled $2.5 million, or $1.42 per basic and $1.34 per diluted share, in the first six months of 2003, compared with $461,000, or $0.27 per basic and $0.24 per diluted share in the first six months of 2002. The Company adopted SFAS No. 142 effective January 1, 2002. The required adoption of SFAS No. 142 is considered a change in accounting principle and the cumulative effect of adopting this standard resulted in a $1.6 million, or $0.96 per basic and $0.87 per diluted share, non-cash, after tax charge in the first quarter of 2002. The earnings per basic share computations are based on weighted average basic shares outstanding of 1,733,127 in the 2003 period and 1,707,314 in the 2002 period. The earnings per diluted share computations are based on weighted average diluted shares outstanding of 1,841,258 in the 2003 period and 1,894,034 in the 2002 period.

         Consolidated revenues of $31.9 million for the first six months of 2003 were higher than revenues of $29.6 million for the first six months of 2002. This 8 percent increase in revenues is primarily attributed to significant revenue increases in the Company's ophthalmic products. Cost of goods sold of $20.7 million for the first six months of 2003 was 9 percent higher than in the comparable 2002 period. The increase in cost of goods sold is primarily related to increased revenues and increased insurance costs.

         Gross profit of $11.2 million in the first six months of 2003 was $658,000, or 6 percent, higher than in the comparable 2002 period. The Company's gross profit percentage in the first six months of 2003 was
         35.0 percent of revenues compared with 35.5 percent of revenues in the first six months of 2002.

         The Company's operating expenses of $7.7 million for the six months ended June 30, 2003 were $184,000 higher than the operating expenses for the six months ended June 30, 2002, resulting from a $218,000 increase in general and administrative (G&A) expenses partially offset by a $37,000 decrease in selling expenses in the first six months of 2003 as compared to the first six months of 2002. The increase in G&A expenses for the six months ended June 30, 2002 is primarily related to increases in compensation and other taxes. Operating income of $3.4 million in the first six months of 2003 was $474,000, or 16 percent, higher than the operating income in the first six months of 2002.

         Interest expense for the six months ended June 30, 2003 was $114,000 compared to interest expense of $241,000 for the same period in the prior year. The decrease in 2003 from 2002 is primarily related to lower interest rates and the Company's lower average borrowing level in 2003 as compared to 2002.

         Income tax expense for the six months ended June 30, 2003 was $1.1 million compared to income tax expense of $821,000 for the same period in the prior year. The effective tax rate for the first six months of 2003 was 31.4 percent compared with 29.8 percent for the first six months of 2002. The higher effective tax rate is primarily the result of benefits from tax incentives for exports and R&D expenditures being a lesser percentage of taxable income in the first six months of 2003 than in the first six months of 2002.

         The Company recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas operations of $165,000 after tax, or $0.09 per basic and $0.09 per diluted share, for the first six months of 2003 and $165,000 after tax, or $0.10 per basic and $0.09 per diluted share for the first six months of 2002, resulting from the receipt of contingent deferred payments in each year.

         Liquidity and Capital Resources
         At June 30, 2003, the Company had cash and cash equivalents of $556,000 compared with $353,000 at December 31, 2002. The Company had borrowings of $9.7 million under its $25 million revolving credit facility ("Credit Facility") at June 30, 2003 and $10.3 million at December 31, 2002. The decrease in the Credit Facility in the first six months of 2003 from December 31, 2002 is primarily attributable to the Company's use of cash flow from operations, after payments for net stock purchases and equipment additions, to reduce its borrowing level. The Credit Facility, which expires November 12, 2004, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At June 30, 2003, the Company was in compliance with all financial covenants.

         As of June 30, 2003, the Company had working capital of $15.6 million, including $556,000 in cash and cash equivalents. Accounts receivable and inventories were the primary contributors to a $855,000 increase in working capital during the first six months of 2003. Cash flows from continuing operations generated $4.5 million for the six months ended June 30, 2003 as compared to $3.2 million for the six months ended June 30, 2002. During the first six months of 2003, the Company expended $1.8 million for the addition of property and equipment. During April 2003, the Company completed a tender offer in which it purchased, for $4.1 million, a total of 173,614 shares of Common Stock, at a price of $23.00 per share. The Company received net proceeds of $2.1 million from the exercise of employee stock options during the first six months of 2003.

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

Item 4.           Controls and Procedures

         The management of the Company with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30. 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that the Company files with the Securities and Exchange Commission.


         There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION




ITEM 1.       LEGAL PROCEEDINGS
              -----------------

              None

ITEM 2.       CHANGES IN SECURITIES
              ---------------------

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              -------------------------------

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

              The Company held its 2003 Annual Meeting of Stockholders on May 20, 2003 at its offices in Allen, Texas. At such meeting, the Company's stockholders ratified the appointment of Grant Thornton LLP as independent accountants with 1,674,344 shares voted for ratification, 3,653 voted against and 1,417 abstentions. The voting with respect to the nominees for election as directors was as follows:

      Nominee                 Votes For             Votes Withheld
      -------                 ---------             --------------
Richard O. Jacobson           1,659,902                 19,512
Hugh J. Morgan, Jr.           1,659,182                 20,232

              The terms of the following directors continued after the meeting:
              Emile A. Battat, John H. P. Maley, Roger F. Stebbing, John P. Stupp, Jr. and Margaret Maxwell Zagel.

ITEM 5.       OTHER INFORMATION
              -----------------

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

(a)    Exhibits

10.1 Form of Indemnification Agreement between the Company and its Directors and Executive Officers

31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2 Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
     Section 906 Of The Sarbanes - Oxley Act Of 2002

32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
     Section 906 Of The Sarbanes - Oxley Act Of 2002


(b) On May 1, 2003, the Company filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing the financial results for the first quarter ended March 31, 2003 (Item 9).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    Atrion Corporation
                                                        (Registrant)


         Date:  August 13, 2003                      /s/ Emile A. Battat
                                                     --------------------------
                                                     Emile A. Battat
                                                     Chairman, President and
                                                     Chief Executive Officer



         Date:  August 13, 2003                      /s/ Jeffery Strickland
                                                     --------------------------
                                                     Jeffery Strickland
                                                     Vice President and
                                                     Chief Financial Officer

                                                                  Exhibit 10.1

                            INDEMNIFICATION AGREEMENT

     THIS INDEMNIFICATION AGREEMENT (the "Agreement"), dated as of __________, by and between Atrion Corporation, a Delaware corporation (the "Company"), and ___________ (the "Indemnitee").

                                    RECITALS

     WHEREAS, the Indemnitee is a director or executive officer of the Company;

     WHEREAS, the Company is aware that competent and experienced persons are increasingly reluctant to serve as directors or executive officers of publicly-held corporations unless they are protected by comprehensive liability insurance and indemnification, due to the increased exposure to litigation costs resulting from such service and due to the fact that this exposure frequently bears no reasonable relationship to the compensation for such service;

     WHEREAS, the General Corporation Law of Delaware (the "Law") empowers the Company to indemnify by agreement its directors and executive officers;

     WHEREAS, the Company desires that the Indemnitee continue to serve as a director or executive officer of the Company; and

     WHEREAS, the Indemnitee is willing to continue to serve the Company as a director on the condition that the Company use reasonable good faith efforts to maintain liability insurance coverage and that the Indemnitee be indemnified and afforded rights to the advancement of expenses as provided in this Agreement.

     NOW, THEREFORE, in order to induce the Indemnitee to continue to serve as a director or executive officer of the Company and in consideration for his or her continued service, and of the covenants contained in this Agreement, the parties agree as follows:

     1. Definitions. The following terms, as used herein, shall have the following respective meanings:

     "Claim or Claims" includes without limitation any threatened, pending, or completed action, suit, or proceeding whether civil, derivative, criminal, administrative, investigative, or otherwise, and includes any Claims by or in the right of the Company.

     "D&O Insurance" means any directors and officers liability insurance issued to the Company.

     "Expenses" means any reasonable expenses incurred by the Indemnitee as a result of a Claim or Claims made against him or her for any act or omission (including, without limitation, any breach of duty, neglect, error, misstatement, misleading statement or otherwise) by the Indemnitee and any Claim against the Indemnitee by reason of the fact that the Indemnitee is or was a director or executive officer of the Company or any subsidiary of the Company ("Subsidiary"), including, without limitation, counsel fees and costs of investigative, judicial, or administrative proceedings and any appeals.

     "Loss" means any amount which the Indemnitee is legally obligated to pay as a result of any Claim or Claims made against him or her for any act or omission (including, without limitation, any breach of duty, neglect, error, misstatement, misleading statement or otherwise) by the Indemnitee and any Claim against the Indemnitee by reason of the fact that the Indemnitee is or was a director or executive officer of the Company or any subsidiary of the Company, including, without limitation, fines, damages, judgments, and sums paid in settlement of any Claim or Claims.

     2. Indemnification. The Company shall, to the fullest extent permitted by Law and subject to the terms of this Agreement, indemnify and defend the Indemnitee and hold the Indemnitee harmless from and against any and all Losses and Expenses.


     3. Advances of Expense. In the event the Indemnitee is made party to, or threatened to be made party to, any Claim, the Company shall pay the Expenses incurred by the Indemnitee in connection with such Claim in advance of the final disposition of such Claim to the extent payments for such Expenses are not promptly received by the Indemnitee from D&O Insurance or other source of indemnity. Such payments shall be made within thirty (30) days of the Indemnitee's written requests therefor.


     4. Counsel and Defense. The Indemnitee shall promptly notify the Company of the commencement or threat of commencement of any Claim, and the Company shall be entitled to assume the defense thereof with counsel reasonably satisfactory to the Indemnitee unless the Indemnitee reasonably objects to such assumption of the defense by the Company on the grounds that there may be a conflict of interest between the Company and the Indemnitee in the conduct of such defense. The Company shall not be liable to the Indemnitee for any attorneys' fees incurred by the Indemnitee in connection with the defense of a Claim after the Indemnitee's receipt of notice of the Company's election to assume the defense thereof unless the Indemnitee reasonably objects to such assumption of the defense by the Company on the grounds that there may be a conflict of interest between the Company and the Indemnitee in the conduct of such defense or the Company fails in a timely manner to employ counsel to defend such Claim. If the Indemnitee engages counsel in connection with the defense of a Claim due to a conflict of interest with the Company or due to the Company's failure to timely defend such Claim, as authorized pursuant to this Section 4, the reasonable fees and expenses of such counsel shall be deemed Expenses hereunder, subject to indemnification and advance by the Company in accordance herewith, provided, however, that such counsel shall be reasonably acceptable to the Company and, to the extent reasonably practicable, such counsel shall also represent the other directors and executive officers of the Company in such Claim who are parties thereto and similarly situated to the Indemnitee.


     5. Settlement. The Company shall not be liable under this Agreement for amounts paid in any settlement of any Claim without its prior written consent (which consent shall not be unreasonably withheld, delayed or conditioned). If the Company shall have assumed the defense of a Claim in accordance with Section 4 hereof, the Company shall be entitled to settle (and the Indemnitee shall reasonably cooperate with the Company with respect to such settlement) such Claim unless the Indemnitee reasonably objects to such settlement. For these purposes, without limiting the possible objections that may be asserted by the Indemnitee, an objection to any settlement that includes any express or implied admission of culpability by the Indemnitee or that fails to include the complete and unqualified general release of the Indemnitee for liability for any Claim made, or which could be made, by any adverse party to such Claim shall be deemed reasonable. The Company shall give the Indemnitee not less than twenty (20) days prior written notice of any proposed settlement, together with true and correct copies of any proposed agreements relating thereto.


     6. Indemnification Procedure. All Losses and Expenses incurred by the Indemnitee in connection with a Claim which are subject to indemnification by the Company pursuant to the provisions of this Agreement shall be appropriately substantiated by the Indemnitee in accordance with the reasonable policies of the Company in effect from time to time. All payments on account of the Company's indemnification obligations under this Agreement, other than advances pursuant to Section 3, shall be made within thirty (30) days of the Indemnitee's written request therefor unless, prior to the expiration of such thirty (30) day period, a determination that the Indemnitee is not permitted to be indemnified under applicable law is made by (i) a majority vote of the disinterested directors of the Company, even though less than a quorum; (ii) a majority vote of the disinterested stockholders of the Company; (iii) independent legal counsel, selected by majority vote of the disinterested directors of the Company and reasonably acceptable to the Indemnitee, in a written opinion; or (iv) a final order by a court of competent jurisdiction from which there is no further right of appeal. Notwithstanding the foregoing provisions of this Section 6, a determination pursuant to clause (i), (ii) or (iii) above that the Indemnitee is not entitled to indemnification under applicable law shall not be binding on the Indemnitee and shall not create any presumption that the Indemnitee has not met the applicable standard of conduct required by applicable law if, within thirty
(30) days of the Indemnitee's receipt of written notice of such determination, the Indemnitee commences legal proceedings in a court of competent jurisdiction seeking a determination that the Indemnitee would be entitled to indemnification by the Company under applicable law. In such event, the Company shall have the burden of proving that indemnification of the Indemnitee is not required under this Agreement, and the final disposition of such proceeding (whether by settlement or judicial determination as to which all rights of appeal therefrom have been taken or lapsed) shall be binding on the parties. During the pendency of any such proceeding (and any appeal therefrom) and until its final disposition, the Company shall pay the Indemnitee all of the expenses of such proceeding. In the event that any action is instituted in which the Indemnitee seeks indemnification under this Agreement, or to enforce or interpret any of the terms of this Agreement, the Indemnitee shall be entitled to be paid all costs and expenses, including reasonable attorneys' fees and costs, incurred by the Indemnitee with respect to such action, unless the court determines that such action was not brought in good faith or was frivolous. The Indemnitee hereby undertakes to repay the Company for all advances in connection with such proceeding if it shall ultimately be determined in such proceeding and all appeals therefrom that the Indemnitee is not entitled to indemnification hereunder.

     7. Indemnification of Successful Party. Notwithstanding the other provisions of this Agreement, to the extent that the Indemnitee has been successful on the merits or otherwise (including without limitation, the dismissal of any action without prejudice) in defense of any Claim, he or she shall be indemnified by the Company against all Losses and Expenses actually incurred by him or her or on his or her behalf in connection therewith.


     8. Partial Indemnification. If the Indemnitee is entitled to indemnification hereunder by the Company for a portion of the Losses and Expenses incurred by him or her in connection with a Claim, but not for the total amount thereof, the Company shall nevertheless indemnify the Indemnitee for the portion of such Losses and Expenses for which the Indemnitee is entitled to indemnification hereunder.


     9. Contribution. If, and to the extent that, the Indemnitee is not entitled to indemnification for Losses and Expenses under this Agreement, then in respect of any Claim in which the Company or any other person is (or would be, if joined in such Claim) jointly liable with the Indemnitee, the Company shall contribute to the amount of such Losses and Expenses, and pay to the Indemnitee, an amount that is just and equitable in the circumstances, taking into account, among other things, the relative fault of the parties who are (or would be, if joined in such Claim) jointly liable with the Indemnitee and contributions by other parties to the Indemnitee. The Company and the Indemnitee agree that it would not be just and equitable if contribution were determined by pro rata allocation or by any other method of allocation that does not take into account the equitable considerations referred to in this Section 9. Notwithstanding the foregoing provisions of this Section 9, the Company and the Indemnitee agree that, in the absence of bad faith, acts of intentional fraud or dishonesty, intention not to act in the best interests of the Company or criminal conduct on the part of the Indemnitee, it would not be just and equitable for the Indemnitee to contribute to the payment of Losses or Expenses arising out of any Claim an amount greater than the amount of fees or salary and bonus paid to the Indemnitee for serving as a director or executive officer, respectively, of the Company during the twelve (12) months preceding the commencement of such Claim.

     10. D&O Insurance.

     (a) While the Indemnitee is serving as a director or executive officer of the Company and thereafter so long as the Indemnitee may be subject to any Claim by reason of the fact that he was a director or executive officer of the Company, the Company shall, subject to Section 10(b) below, use its reasonable good faith efforts to provide and maintain D&O Insurance, with the Indemnitee named as an insured with the same rights and benefits as are accorded to the most favorably insured of the Company's directors or executive officers, with coverage amounts not less than, and upon terms no less favorable than, as provided in the D&O Insurance policy presently in effect and covering the Indemnitee and with an insurance carrier no less reputable than the insurance carrier currently issuing such present D&O Insurance policy. The Company shall give prompt notice to the D&O Insurance carrier of the commencement of any Claim in accordance with the procedures set forth in the policy. The Company shall thereafter take all necessary or desirable action to cause such insurer to pay, on behalf of the Indemnitee, all amounts payable as a result of the Claim in accordance with the terms of such policy. The Indemnitee shall cooperate in good faith with the requirements of any D&O Insurance policy maintained by the Company and insuring the Indemnitee in connection with any Claim. Notice of termination or failure to renew of the D&O Insurance shall be provided to the Indemnitee promptly upon the Company's becoming aware of such termination or failure to renew.

     (b) Notwithstanding the provisions of Section 10(a), the Company shall have no obligation to obtain or maintain D&O Insurance if the Company determines in good faith that such insurance is not reasonably available, the premium costs for such insurance are disproportionate to the amount of coverage provided, the coverage provided by such insurance is limited by exclusions so as to provide an insufficient benefit, or the Indemnitee is covered by similar insurance maintained by a subsidiary of the Company.

     (c) Notwithstanding any other provision hereof, the Company shall not be obligated to make any separate payments to the Indemnitee for Expenses or Losses to the extent that D&O Insurance covers such Expenses or Losses and the carrier of the D&O Insurance makes payment for such Expenses or Losses directly to the Indemnitee. To the extent that any payment payable by the carrier of the D&O Insurance in respect of such Expenses or Losses has previously been paid or advanced to the Indemnitee by the Company, the parties agree that the Company shall be subrogated to the rights of the Indemnitee to receive such payments from the D&O Insurance carrier and that the Indemnitee will take all actions reasonably necessary to turn over or otherwise cause the Company to receive such payment from the D&O Insurance carrier.


     11. Repayment of Losses and Expenses. Except as otherwise provided in
Section 10(c), the Indemnitee hereby agrees to repay the Company for all Losses and Expenses paid by the Company only if, and to the extent that, it shall be ultimately determined, in accordance with the provisions of Section 6 hereof, that the Indemnitee is not entitled to indemnification under this Agreement.


     12. Nonexclusivity; Exceptions.

     (a) The indemnification and advancement of Losses and Expenses provided by or granted pursuant to this Agreement shall not be deemed exclusive of any other rights to which the Indemnitee may be entitled under the Certificate of Incorporation of the Company or any bylaw, agreement, contract, vote of stockholders or disinterested directors, or pursuant to Delaware law or the direction of any court of competent jurisdiction.

     (b) The Company shall not be obligated to indemnify or advance expenses to the Indemnitee with respect to any proceeding or claim (i) initiated or brought voluntarily by the Indemnitee and not by way of defense, except as otherwise provided in Section 6 above, (ii) brought by the Company against the Indemnitee for willful misconduct unless a court of competent jurisdiction determines that such proceeding or claim was not brought or made in good faith or was frivolous, or (iii) in which a judgment is rendered against the Indemnitee for an accounting of profits from the purchase or sale by the Indemnitee of securities of the Company pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto.

     13. Changes in Law. In the event of any change, after the date of this Agreement, in any applicable law, statute, or rule which expands the right of a Delaware corporation to indemnify a member of its board of directors or an executive officer, such change shall be deemed to be within the purview of the Indemnitee's rights and the Company's obligations under this Agreement. In the event of any change in any applicable law, statute or rule which narrows the right of a Delaware corporation to indemnify a member of its board of directors or an executive officer, such change, to the extent not otherwise required by such law, statute or rule to be applied to this Agreement, shall have no effect on this Agreement or the parties' respective rights and obligations hereunder.


     14. Modification and Waiver. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar), nor shall any such waiver constitute a continuing waiver.


     15. Severability. If any provision or provisions of this Agreement shall be held to be invalid, illegal, or unenforceable for any reason whatsoever, then:
(a) the validity, legality, and enforceability of the remaining provisions of this Agreement (including, without limitation, all portions of any sections of this Agreement containing any such provision held to be invalid, illegal, or unenforceable that are not themselves invalid, illegal, or unenforceable) shall not in any way be affected or impaired thereby; and (b) to the fullest extent possible, the provisions of this Agreement (including, without limitation, all portions of any sections of this Agreement containing any such provision held to be invalid, illegal, or unenforceable, that are not themselves invalid, illegal, or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal, or unenforceable.


     16. Subrogation. In the event of any payment by the Company under this Agreement, the Company shall be subrogated to the extent of such payment to all of the Indemnitee's rights of recovery, and the Indemnitee shall execute all documents required and shall do all acts that may be necessary or desirable to secure such rights and to enable the Company effectively to bring suit to enforce such rights.


     17. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original and both of which together shall be deemed to constitute one and the same agreement.


     18. Successors and Assigns. This Agreement shall be binding upon the Company, its successors and assigns (including, without limitation, any transferee of all or substantially all of its assets and any successor by merger or operation of law) and shall inure to the benefit of the Indemnitee, his or her heirs, personal representatives and assigns.


     19. Notice. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed duly given: (a) if delivered by hand and signed for by the party addressee; (b) if mailed by certified mail, with postage prepaid and addressed to the Company at its principal address or to the Indemnitee at the address shown on the signature page hereof (or at such other address as provided to the Company by notice pursuant to this Section 19), on the third business day after the mailing date;
(c) if sent via express overnight courier to the address provided for in clause
(b) above, on the first business day after deposit with such express overnight courier.

     20. Governing Law. This Agreement shall be governed exclusively by and construed according to the laws of the State of Delaware, as applied to contracts between Delaware residents entered into and to be performed entirely within Delaware.

IN WITNESS WHEREOF, the parties have entered into this Agreement effective as of the date first written above



                                 ATRION CORPORATION



                                 By:
                                     ----------------------------------------
                                 Its:
                                      ----------------------------------------



                                 INDEMNITEE




                                 Address:
                                          -----------------------------------

                                                                 Exhibit 31.1

         Chief Executive Officer Certification

         I, Emile A. Battat, certify that:

         1. I have reviewed this report of Atrion Corporation;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over the financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                                        Date: August 13, 2003
                                                        -----------------------
                                                        /s/ Emile A. Battat
                                                        Emile A. Battat
                                                        Chairman, President and
                                                        Chief Executive Officer

                                                                 Exhibit 31.2

         Chief Financial Officer Certification

         I, Jeffery Strickland, certify that:

         1. I have reviewed this report of Atrion Corporation;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over the financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                 Date: August 13, 2003
                                                 ---------------------------
                                                 /s/ Jeffery Strickland
                                                 Jeffery Strickland
                                                 Vice President and
                                                 Chief Financial Officer

                                                                   Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


         Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Atrion Corporation (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2003                               /s/ Emile A. Battat
                                                     --------------------------
                                                     Emile A. Battat
                                                     Chief Executive Officer


     The foregoing certification is made solely for purpose of 18 U.S.C.ss.1350 and not for any other purpose.

                                                                   Exhibit 32.2

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


     Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Atrion Corporation (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2003                               /s/ Jeffery Strickland
                                                     ----------------------
                                                     Jeffery Strickland
                                                     Chief Financial Officer




     The foregoing certification is made solely for purpose of 18 U.S.C.ss.1350 and not for any other purpose.