Form 10-Q
period 2003-09-30
ATRION CORP
filed 2003-11-12
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2003        Commission File Number 0-10763


                               Atrion Corporation
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                 63-0821819
-------------------------------------     ------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                    One Allentown Parkway, Allen, Texas      75002
                    ----------------------------------------------
               (Address of Principal Executive Offices)   (Zip Code)

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

                             YES      X        NO
                                  ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding at
         Title of Each Class                        November 5, 2003
-----------------------------------------    -------------------------------
Common stock, Par Value $0.10 per share                 1,696,757

                       ATRION CORPORATION AND SUBSIDIARIES
                       -----------------------------------

                                TABLE OF CONTENTS
                                -----------------



PART I.       Financial Information                                            2

   Item 1.   Financial Statements

               Consolidated Statements of Income (Unaudited)
                   For the Three and Nine Months Ended
                   September 30, 2003 and 2002                                 3


               Consolidated Balance Sheets
                   September 30, 2003 (Unaudited) and December 31, 2002        4


               Consolidated Statements of Cash Flows (Unaudited)
                   For the Nine Months Ended
                   September 30, 2003 and 2002                                 5


               Notes to Consolidated Financial Statements (Unaudited)          6

   Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                      9

PART II.      Other Information                                               14

   Item 6.   Exhibits and Reports on
               Form 8-K                                                       14

SIGNATURES                                                                    16

                                     PART I


                              FINANCIAL INFORMATION


                Item 1.        Financial Statements
                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30,                        September 30,
                                                              --------------------------------    ----------------------------------
                                                                   2003              2002              2003               2002

                                                                            (in thousands, except per share amounts)

Revenues                                                       $    16,117        $   14,662       $    48,013        $    44,262
Cost of goods sold                                                  10,291             9,620            31,014             28,705
                                                               -----------        ----------       -----------        -----------
Gross profit                                                         5,826             5,042            16,999             15,557
                                                               -----------        ----------       -----------        -----------

Operating expenses:
   Selling                                                           1,437             1,306             4,235              4,142
   General and administrative                                        1,987             1,708             5,872              5,375
   Research and development                                            547               643             1,607              1,700
                                                               -----------        ----------       -----------        -----------
                                                                     3,971             3,657            11,714             11,217
                                                               -----------        ----------       -----------        -----------
Operating income                                                     1,855             1,385             5,285              4,340
                                                               -----------        ----------       -----------        -----------

Other income (expense):
   Interest income                                                      16                17                55                 58
   Interest expense                                                    (46)             (105)             (161)              (346)
   Other income (expense), net                                           5               (19)               -                 (16)
                                                               -----------        -----------      -----------        -----------
                                                                       (25)             (107)             (106)              (304)
                                                               ------------       ----------       -----------        -----------
Income from continuing operations
    before provision for income taxes                                1,830             1,278             5,179              4,036

Provision for income taxes                                             500               181             1,551              1,002
                                                               -----------        ----------       -----------        -----------

Income from continuing operations                                    1,330             1,097             3,628              3,034
Gain on disposal of discontinued operations, net of income
    taxes                                                                -                 -               165                165
Cumulative effect of change in accounting principle, net of
   income taxes                                                          -                 -                 -             (1,641)
                                                               -----------        ----------       -----------        -----------
Net income                                                     $     1,330        $    1,097       $     3,793        $     1,558
                                                               ===========        ==========       ===========        ===========

Income per basic share:
   Income from continuing operations                           $      0.79        $     0.64       $      2.11        $      1.77
   Gain on disposal of discontinued operations                           -                 -              0.10               0.10
   Cumulative effect of change in accounting principle                   -                 -                -               (0.96)
                                                               -----------        ----------       -----------        -----------
                                                               $      0.79        $     0.64       $      2.21        $      0.91
                                                               ===========        ==========       ===========        ===========

Weighted average basic shares outstanding                            1,683             1,720             1,716              1,712
                                                               ===========        ==========       ===========        ===========

Income per diluted share:
   Income from continuing operations                           $      0.73        $      .59       $      1.98        $      1.61
   Gain on disposal of discontinued operations                           -                 -              0.09               0.09
   Cumulative effect of change in accounting principle                   -                 -                 -              (0.87)
                                                               -----------        ----------       -----------        -----------
                                                               $      0.73        $     0.59       $      2.07        $      0.83
                                                               ===========        ==========       ===========        ===========

Weighted average diluted shares outstanding                          1,823             1,849             1,835              1,879
                                                               ===========        ==========       ===========        ===========


The accompanying notes are an integral part of these statements.


                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   September 30,                 December 31,
                                                                        2003                         2002
Assets                                                              (unaudited)
------                                                            --------------------      --------------------
Current assets:
   Cash and cash equivalents                                         $          431             $          353
   Accounts receivable                                                        7,853                      6,721
   Inventories                                                               11,949                     10,311
   Prepaid expenses                                                           1,518                      2,273
   Other                                                                      1,018                      1,018
                                                                     --------------             --------------
                                                                             22,769                     20,676
                                                                     --------------             --------------


Property, plant and equipment                                                45,518                     42,661
Less accumulated depreciation and amortization                               20,649                     18,211
                                                                     --------------             --------------
                                                                             24,869                     24,450
                                                                     --------------             --------------

Other assets and deferred charges:
   Patents                                                                    2,175                      2,403
   Goodwill                                                                   9,730                      9,730
   Other                                                                      3,332                      3,548
                                                                     --------------             --------------
                                                                             15,237                     15,681
                                                                     --------------             --------------

                                                                     $       62,875             $       60,807
                                                                     ==============             ==============


Liabilities and Stockholders' Equity
------------------------------------
   Current liabilities:
   Accounts payable and accrued liabilities                          $        6,683             $        5,030
   Accrued income and other taxes                                             1,426                        859
                                                                     --------------             --------------
                                                                              8,109                      5,889
                                                                     --------------             --------------

Line of credit                                                                7,502                     10,337

Other non-current liabilities                                                 3,606                     2,890

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000 shares, issued 3,420 shares                                        342                        342
   Paid-in capital                                                            9,181                      8,222
   Retained earnings                                                         67,840                     64,249
   Treasury shares,1,730 at September 30, 2003 and 1,714
   at December 31, 2002, at cost                                            (33,705)                   (31,122)
                                                                     ---------------            --------------
       Total stockholders' equity                                            43,658                     41,691
                                                                     --------------             --------------


                                                                     $       62,875             $       60,807
                                                                     ==============             ==============


The accompanying notes are an integral part of these statements.


                       ATRION CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                           ---------------------------------------------
                                                                                  2003                      2002
                                                                           -------------------       -------------------
                                                                                           (in thousands)
Cash flows from operating activities:
   Net income                                                                $       3,793             $       1,558
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Goodwill impairment, net of income taxes                                         -                     1,641
        Gain on disposal of discontinued operations                                   (165)                     (165)
        Depreciation and amortization                                                3,369                     3,237
        Deferred income taxes                                                          298                      (189)
        Tax benefit related to stock plans                                             204                        56
        Other                                                                           31                       127
                                                                             -------------             -------------
                                                                                     7,530                     6,265

    Changes in operating assets and liabilities:
        Accounts receivable                                                         (1,132)                   (2,798)
        Inventories                                                                 (1,638)                     (387)
        Prepaid expenses                                                               755                         -
        Other non-current assets                                                       215                       725
        Accounts payable and current liabilities                                     1,653                       256
        Accrued income and other taxes                                                 567                       709
        Other non-current liabilities                                                  420                      (181)
                                                                             -------------             -------------
    Net cash provided by continuing operations                                       8,370                     4,589
    Net cash provided by discontinued operations                                       165                       165
                                                                             -------------             -------------
                                                                                     8,535                     4,754
Cash flows from investing activities:
  Property, plant and equipment additions                                           (3,611)                   (2,611)
  Property, plant and equipment sales                                                   20                        15
                                                                             -------------             -------------
                                                                                    (3,591)                   (2,596)
                                                                             -------------             -------------

Cash flows from financing activities:
  Net change in line of credit                                                      (2,835)                   (2,188)
  Purchase of treasury stock                                                        (4,069)                     (308)
  Issuance of common stock                                                           2,240                       345
  Dividends                                                                           (202)                       -
                                                                             -------------             -------------
                                                                                    (4,866)                   (2,151)
                                                                             -------------             -------------

Net change in cash and cash equivalents                                                 78                         7
Cash and cash equivalents at beginning of period                                       353                       542
                                                                             -------------             -------------
Cash and cash equivalents at end of period                                   $         431             $         549
                                                                             =============             =============



Cash paid for:
  Interest                                                                   $         171             $         320
  Income taxes                                                               $       1,105             $         190


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

(2)  Intangible Assets
     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer subject to amortization, but is now subject to at least an annual assessment for impairment by applying a fair value-based test. SFAS No. 142 became effective for the Company on January 1, 2002. The Company completed the process of performing an impairment analysis as required by SFAS No. 142, resulting in a write-down of goodwill, in the first quarter of 2002, of $1.6 million, net of income tax. The charge reflected a reduction in the goodwill resulting from the acquisition of Quest Medical in February 1998. The impairment loss was recorded as the cumulative effect of a change in accounting principle.

     Intangible assets consist of the following (in thousands, except average life):

                                                         September 30, 2003              December 31, 2002
                                                   --------------------------------------------------------------
                                         Average       Gross                           Gross
                                           Life       Carrying      Accumulated       Carrying      Accumulated
                                         (years)       Amount       Amortization       Amount
Amortization
                                         --------- --------------- --------------- --------------- --------------
      Amortized intangible assets:
            Patents                       12.85      $   9,250      $    7,075       $   9,250      $    6,847

      Intangible assets not subject to amortization:
            Goodwill                                 $   9,730      $     -          $   9,730      $      -


     Aggregate amortization expense for each of the nine months ended September 30, 2003 and September 30, 2002 was $228,000.

     Estimated amortization expense for each of the following years ending on December 31, is as follows (in thousands):

                                             2003             $         304
                                             2004             $         304
                                             2005             $         271
                                             2006             $         169
                                             2007             $         144

     The change in the carrying amount of goodwill for the nine months ended September 30, 2002 is as follows (in thousands):

     Balance as of January 1, 2002                      $           12,216
     Impairment loss                                                 2,486
                                                        ------------------
     Balance as of September 30, 2002                   $            9,730
                                                        ==================

(3)  Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                     September 30,            December 31,
                                         2003                    2002
-----------------------------------------------------------------------------
Raw materials                       $        5,803        $        6,082
Finished goods                               4,293                 2,818
Work in process                              1,853                 1,411
-----------------------------------------------------------------------------
Total inventories                   $       11,949        $       10,311
-----------------------------------------------------------------------------

(4)  Income per share
     The following is the computation for basic and diluted income per share from continuing operations:

                                                           Three months ended                    Nine months ended
                                                              September 30,                        September 30,
                                                          2003             2002                2003           2002
                                                     ---------------- ---------------     --------------- -------------
                                                                    (in thousands, except per share amounts)

Income from continuing operations                    $       1,330    $     1,097         $     3,628     $      3,034
                                                     ================ ===============     =============== =============

         Weighted average basic shares outstanding           1,683          1,720               1,716            1,712
         Add:  Effect of dilutive securities
            (options)                                          140            129                 119              167
                                                     ---------------- ---------------     --------------- -------------
         Weighted average diluted shares
            outstanding                                      1,823          1,849               1,835            1,879
                                                     ================ ===============     =============== =============

         Income per share from continuing
            operations:

           Basic                                     $        0.79    $      0.64         $      2.11     $       1.77
                                                     ================ ===============     =============== =============

          Diluted                                    $        0.73    $      0.59         $      1.98     $       1.61
                                                     ================ ===============     =============== =============


     Outstanding options that were not included in the diluted income per share calculation because their effect would be anti-dilutive totaled zero and 61,500 for the three month periods ended September 30, 2003 and September 30, 2002, respectively, and 33,667 for each of the nine month periods ended September 30, 2003 and September 30, 2002.

(5)  Stock-Based Compensation
     At  September  30,  2003,  the  Company  had  three  stock-based   employee
     compensation plans. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                   Three Months ended September       Nine Months ended September
                                                                30,                               30,
                                                   ------------------------------    -------------------------------
                                                       2003             2002             2003              2002
                                                   -------------     ------------    -------------     -------------
                                                               (in thousands, except per share amounts)
     Net income, as reported                       $     1,330       $    1,097      $     3,793       $     1,558
     Deduct: Total stock-based employee
         compensation expense determined under
         fair value-based methods for all
         awards, net of tax effects
                                                           245              175              457               282
                                                   -------------     ------------    -------------     -------------
     Pro forma net income                          $     1,085       $      922      $     3,336       $     1,276
                                                   =============     ============    =============     =============
     Income per share:
         Basic - as reported                       $      0.79       $     0.64      $      2.21       $      0.91
                                                   =============     ============    =============     =============
         Basic - pro forma                         $      0.64       $     0.54      $      1.94       $      0.75
                                                   =============     ============    =============     =============

                                                   =============     ============    =============     =============
         Diluted - as reported                     $      0.73       $     0.59      $      2.07       $      0.83
                                                   =============     ============    =============     =============
         Diluted - pro forma                       $      0.60       $     0.50      $      1.82       $      0.68
                                                   =============     ============    =============     =============


                       ATRION CORPORATION AND SUBSIDIARIES
                                                          9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results for the three months ended September 30, 2003
     Consolidated net income totaled $1.3 million, or $0.79 per basic and $0.73 per diluted share, in the third quarter of 2003. This is compared with consolidated net income of $1.1 million, or $0.64 per basic and $0.59 per diluted share, in the third quarter of 2002. The income per basic share computations are based on weighted average basic shares outstanding of 1,683,339 in the 2003 period and 1,719,791 in the 2002 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,822,881 in the 2003 period and 1,848,858 in the 2002 period.

     Consolidated revenues of $16.1 million for the third quarter of 2003 were higher than revenues of $14.7 million for the third quarter of 2002. This 10 percent increase in revenues for the third quarter of 2003 over the third quarter of 2002 is primarily attributable to a 19 percent increase in the revenues of the Company's ophthalmic products and an 18 percent increase in the revenues of the Company's cardiovascular products. Cost of goods sold of $10.3 million for the third quarter of 2003 was 7 percent higher than in the comparable 2002 period. The increase in cost of goods sold is primarily attributable to increased revenues.

     Gross profit of $5.8 million in the third quarter of 2003 was $784,000, or 16 percent, higher than in the comparable 2002 period. The Company's gross profit percentage in the third quarter of 2003 was 36.1 percent of revenues compared with 34.4 percent of revenues in the third quarter of 2002. The increase in gross profit percentage in the third quarter of 2003 over the third quarter of 2002 is primarily attributable to a favorable shift in product mix to products with higher gross profit margins.

     The Company's third quarter 2003 operating expenses of $4.0 million were $314,000 higher than the operating expenses for the third quarter of 2002, resulting from a $279,000 increase in general and administrative (G&A) expenses and a $131,000 increase in selling expenses partially offset by a $96,000 decrease in research and development (R&D) expenses. The increase in G&A expenses for the third quarter of 2003 is primarily attributable to increases in compensation and other taxes. The increase in selling expenses for the third quarter of 2003 is primarily attributable to increased advertising, travel-related expenses and bad debt expense. Operating income in the third quarter of 2003 increased $470,000, or 34 percent, to $1.9 million from $1.4 million in the third quarter of 2002. Operating income margin was 11.5 percent of revenues in the third quarter of 2003 compared to 9.4 percent of revenues in the third quarter of 2002. The improvement in operating income is primarily attributable to the previously mentioned gross profit margin improvement partially offset by the increase in G&A and selling expenses.

     Interest expense for the third quarter of 2003 was $46,000 compared to interest expense of $105,000 for the same period in the prior year. The decrease in the 2003 period from the 2002 period is primarily attributable to lower interest rates and the Company's lower average borrowing level in the current-year period.

     Income tax expense for the third quarter of 2003 was $500,000 compared to income tax expense of $181,000 for the same period in the prior year. The effective tax rate for the third quarter of 2003 was 27.3 percent compared with 14.6 percent for the third quarter of 2002. The higher effective tax rate is primarily the result of benefits from tax incentives for exports and R&D expenditures being a lesser percentage of taxable income in the third quarter of 2003 than in the third quarter of 2002.


     Results for the nine months ended September 30, 2003
     The Company's income from continuing operations for the nine months ended September 30, 2003 was $3.6 million, or $2.11 per basic and $1.98 per diluted share, compared with income from continuing operations for the nine months ended September 30, 2002 of $3.0 million, or $1.77 per basic and $1.61 per diluted share. Consolidated net income, including discontinued operations and the cumulative effect of change in accounting principle, totaled $3.8 million, or $2.21 per basic and $2.07 per diluted share, in the first nine months of 2003, compared with $1.6 million, or $0.91 per basic and $0.83 per diluted share in the first nine months of 2002. The Company adopted SFAS No. 142 effective January 1, 2002. The required adoption of SFAS No. 142 is considered a change in accounting principle and the cumulative effect of adopting this standard resulted in a $1.6 million, or $0.96 per basic and $0.87 per diluted share, non-cash, after tax charge in the first quarter of 2002. The income per basic share computations are based on weighted average basic shares outstanding of 1,716,349 in the 2003 period and 1,711,519 in the 2002 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,835,132 in the 2003 period and 1,878,976 in the 2002 period.

     Consolidated revenues of $48.0 million for the first nine months of 2003 were higher than revenues of $44.3 million for the first nine months of 2002. This 8 percent increase in revenues in the first nine months of 2003 over the first nine months of 2002 is primarily attributable to a 22 percent increase in the revenues of the Company's ophthalmic products and an 11 percent increase in the revenues of the Company's cardiovascular products. Cost of goods sold of $31.0 million for the first nine months of 2003 was 8 percent higher than in the comparable 2002 period. The increase in cost of goods sold is primarily attributable to increased revenues and increased insurance costs.

     Gross profit of $17.0 million in the first nine months of 2003 was $1.4 million, or 9 percent, higher than in the comparable 2002 period. The Company's gross profit percentage in the first nine months of 2003 was 35.4 percent of revenues compared with 35.1 percent of revenues in the first nine months of 2002. The increase in gross profit percentage in the first nine months of 2003 over the first nine months of 2002 is primarily attributable to a favorable shift in product mix to products with higher gross profit margins.

     The Company's operating expenses of $11.7 million for the nine months ended September 30, 2003 were $497,000 higher than the operating expenses for the nine months ended September 30, 2002, resulting from a $497,000 increase in G&A expenses and a $93,000 increase in selling expenses partially offset by a $93,000 decrease in R&D expenses in the first nine months of 2003 as compared to the first nine months of 2002. The increase in G&A expenses for the nine months ended September

     30, 2003 is primarily attributable to increases in compensation, other taxes and insurance costs. The increase in selling expenses for the nine months ended September 30, 2003 is primarily attributable to increased compensation and commissions related to increased revenues. Operating income in the first nine months of 2003 increased $945,000, or 22 percent, to $5.3 million from $4.3 million in the first nine months of 2002. Operating income margin was 11.0 percent of revenues in the first nine months of 2003 compared to 9.8 percent of revenue in the first nine months of 2002. The improvement in operating income is primarily attributable to the previously mentioned gross profit margin improvement partially offset by the increase in G&A and selling expenses.

     Interest expense for the nine months ended September 30, 2003 was $161,000 compared to interest expense of $346,000 for the same period in the prior year. The decrease in the 2003 period from the 2002 period is primarily attributable to lower interest rates and the Company's lower average borrowing level in the current-year period.

     Income tax expense for the nine months ended September 30, 2003 was $1.6 million compared to income tax expense of $1.0 million for the same period in the prior year. The effective tax rate for the first nine months of 2003 was 29.9 percent compared with 24.8 percent for the first nine months of 2002. The higher effective tax rate is primarily the result of benefits from tax incentives for exports and R&D expenditures being a lesser percentage of taxable income in the first nine months of 2003 than in the first nine months of 2002.

     The Company recorded a gain on the disposal of discontinued operations relating to the sale of its natural gas operations of $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for each of the nine month periods ended September 30, 2003 and 2002, resulting from the receipt of contingent deferred payments in each year.

     Liquidity and Capital Resources
     At September 30, 2003, the Company had cash and cash equivalents of $431,000 compared with $353,000 at December 31, 2002. The Company had borrowings of $7.5 million under its $25 million revolving credit facility ("Credit Facility") at September 30, 2003 and $10.3 million at December 31, 2002. The decrease in the outstanding balance under the Credit Facility in the first nine months of 2003 is primarily attributable to the Company's use of cash flow from operations, after payments for net stock purchases, equipment additions and dividends, to reduce its borrowing level. The Credit Facility, which expires November 12, 2004, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At September 30, 2003, the Company was in compliance with all financial covenants.

     As of September 30, 2003, the Company had working capital of $14.7 million, including $431,000 in cash and cash equivalents. Accounts payable and accrued liabilities were the primary contributors to a $127,000 decrease in working capital during the first nine months of 2003. Cash flows from continuing operations generated $8.4 million for the nine months ended
     September 30, 2003 as compared to $4.6 million for the nine months ended September 30, 2002. During the first nine months of 2003, the Company expended $3.6 million for the addition of property and equipment. During April 2003, the Company completed a tender offer in which it purchased, for $4.1 million, a total of 173,614 shares of Common Stock at a price of $23.00 per share. The Company received net proceeds of $2.2 million from the exercise of employee stock options during the first nine months of 2003.

     On September 5, 2003, the Company announced that its Board of Directors had approved a policy for the payment of regular quarterly cash dividends on the Company's common stock. The Company also declared a quarterly dividend of $0.12 per share, and on September 30, 2003 the Company paid dividends totaling $202,000 to stockholders of record on September 15, 2003.

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

Item 4. Controls and Procedures
        -----------------------

     The management of the Company with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that the Company files with the Securities and Exchange Commission.

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

                                OTHER INFORMATION




ITEM 1.       LEGAL PROCEEDINGS
              -----------------
              None

ITEM 2.       CHANGES IN SECURITIES
              ---------------------
              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              -------------------------------
              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------
              None

ITEM 5.       OTHER INFORMATION
              -----------------
              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------
               (a)  Exhibits
                    31.1 Sarbanes-Oxley  Act Section 302  Certification of Chief
                         Executive Officer

                    31.2 Sarbanes-Oxley  Act Section 302  Certification of Chief
                         Financial Officer

                    32.1 Certification  Pursuant To 18 U.S.C.  Section  1350, As
                         Adopted Pursuant To Section 906 Of The Sarbanes - Oxley Act Of 2002

                    32.2 Certification  Pursuant To 18 U.S.C.  Section  1350, As
                         Adopted Pursuant To Section 906 Of The Sarbanes - Oxley Act Of 2002

               (b)  Reports on Form 8-K

                    On July 30, 2003, the Company filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing the financial results for the second quarter ended June 30, 2003 (Item 9).

                    On September 5, 2003, the Company filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing the approval of a policy for the payment of quarterly dividends on the Company's common stock and the declaration of a quarterly dividend. (Item 5).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Atrion Corporation
                                     (Registrant)


         Date:  November 12, 2003                     /s/ Emile A. Battat
                                                      --------------------------
                                                      Emile A. Battat
                                                      Chairman, President and
                                                      Chief Executive Officer



         Date:  November 12, 2003                     /s/ Jeffery Strickland
                                                      --------------------------
                                                      Jeffery Strickland
                                                      Vice President and
                                                      Chief Financial Officer