Form 10-K
ATRION CORP
filed 2004-03-26
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003
                         Commission File Number 0-10763
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

                        --------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X           NO
    ----             -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant at March 1, 2004 was $59,761,882 based on the last reported sales price of the common stock on the Nasdaq National Market on such date.

Number of shares of Common Stock outstanding at March 1, 2004: 1,705,307.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2004 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                    --------

                                TABLE OF CONTENTS
   ITEM                                                                    PAGE
   ----                                                                    ----

PART I.......................................................................1

   ITEM 1.   BUSINESS........................................................1
   ITEM 2.   PROPERTIES......................................................9
   ITEM 3.   LEGAL PROCEEDINGS...............................................9
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............9
             EXECUTIVE OFFICERS OF THE COMPANY...............................9

PART II.....................................................................10

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS............................................10
   ITEM 6.   SELECTED FINANCIAL DATA........................................12
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................12
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK....................................................19
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................20
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................41
   ITEM 9A.  CONTROLS AND PROCEDURES........................................41

PART III....................................................................41

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............41
   ITEM 11.  EXECUTIVE COMPENSATION.........................................41
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.....................................................42
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................42
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................42

PART IV.....................................................................42

   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8--K...................................................42

SIGNATURES..................................................................46


EXHIBIT INDEX...............................................................48

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2003

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

The Company's ophthalmic products accounted for 30 percent, 29 percent and 31 percent of net revenues for 2003, 2002 and 2001, respectively. Atrion is a leading manufacturer of soft contact lens storage and disinfection cases. Atrion produces a complete line of products which are compatible with all solutions for use with soft or rigid gas permeable lenses. The Company also works with customers to provide customized distribution of products. As a registered pharmaceutical reseller, Atrion provides custom packaging, including component purchasing as well as labeling. Warehousing as well as inventory management is included in Atrion's complete kitting services. The Company also designs, manufactures and markets the LacriCATH(R) product line, a line of balloon catheters that is used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora (chronic tearing). Children and adults affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of the nasolacrimal blockage. LacriCATH balloon catheters are the only balloon catheters with Food and Drug Administration ("FDA") approval for use in this application.

The Company's cardiovascular products accounted for 22 percent, 22 percent and 20 percent of net revenues for 2003, 2002 and 2001, respectively. At the heart of the Company's cardiovascular products is the MPS(R) Myocardial Protection System ("MPS"), a proprietary technology that delivers essential fluids and medications to the heart during open-heart surgery. The MPS integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible management of this process indicating improved patient outcomes. The MPS is the only device used in open-heart surgery that allows for the mixing of drugs into the bloodstream without diluting the blood. The MPS employs advanced pump, temperature control and microprocessor technologies and includes a line of disposable products. The Company also develops, manufactures and markets other cardiovascular products which consist principally of the following: cardiac surgery vacuum relief valves; Retract-O-Tape(R) silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; and Clean-Cut(R) rotating aortic punch, used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

The Company's fluid delivery products accounted for 24 percent of net revenues for 2003, 2002 and 2001. The Company develops, manufactures and markets several specialized intravenous fluid delivery tubing sets and accessories. The intravenous fluid delivery line includes more than 50 distinct models used for complex therapy procedures employed in anesthesia administration, intravenous feeding, intensive care and cancer therapy. The Company is an industry leader in the manufacturing of medical tubing clamps. These products include clamps offering such features as six match-to-fit sizes with compatibility to all grades of medical tubing, molding in a variety of materials, and compatibility with different sterilization processes. The Company has developed a wide variety of luer syringe check valves and one-way valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, catheter and other applications. The Company's swabbable luer valve was developed as a substitute for needle ports in IV applications. These valves provide an economical replacement for needle access ports in drug delivery and IV applications.

The Company's other medical and non-medical products and services accounted for 24 percent, 25 percent and 25 percent of net revenues for 2003, 2002 and 2001, respectively. Atrion is the leading manufacturer of valves and inflation devices used in marine and aviation safety products. The Company manufactures valves, tubing flanges, right angle connectors, and closures for life vests, life rafts, inflatable boats, inflatable toys, survival equipment, and other inflatable structures. Atrion also produces many one-way and two-way "Breather" valves for use on electronics cases, munitions cases, pressure vessels, lift bags, space suits, mattresses, escape slides, and any other application requiring pressure relief. Atrion provides contract manufacturing services for other major original equipment manufacturers of medical devices. The Company has the ability to take a product from concept through design, development and prototype all the way to full-scale production manufacturing. Core competencies include engineering product design & development, prototyping, assembly, insert & injection molding, automation, RF-welding, ultrasonic & heat sealing, and sterile packaging.

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

Company revenues from sales to parties outside the United States totaled approximately 26, 25 and 33 percent of the Company's total revenues in 2003, 2002 and 2001, respectively. Company revenues from sales to parties in Canada totaled approximately 14, 12 and 18 percent of the Company's total revenues in 2003, 2002 and 2001, respectively. These sales are marketed to various manufacturers and through distributors in over fifty countries outside the United States.

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

During 2003, Novartis was the Company's only customer accounting for more than 10 percent of the Company's revenues, with various products sold to several divisions of Novartis accounting for approximately 14 percent of the Company's revenues. The loss of this customer would have a material adverse impact on the Company's business and results of operations.

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

The Company's medical device operations are ISO13485 certified and are subject to FDA jurisdiction. The Company's non-medical device operations are ISO 9001-2000 certified.

Research and Development

The Company believes that a well-targeted research and development program is an essential part of the Company's activities, and the Company is currently engaged in a number of research and development projects. The objective of the Company's program is to develop new products in the Company's current product lines, improve current products and develop new product lines. Recent major development projects include, but are not limited to, a needleless injection site product designed to eliminate the use of needles by health care providers, a product designed for safe needle containment, a balloon catheter for use during balloon incisional dacryocystorhinosotomy surgery, a new inflator system for use with recreational and commercial life vests, an anti-retrograde flow check valve for medical infusion and fluid delivery applications and a silicone vessel loop for retracting and occluding vessels with improved securement capabilities. The Company expects to incur additional research and development expenses in 2004 for various projects, including further development of features and functionality of the MPS.

The Company's consolidated research and development expenditures for the years ended December 31, 2003, 2002 and 2001 were $2,146,000, $2,180,000, and
$1,911,000 respectively.

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

Patents and License Agreements

The commercial success of the Company is dependent, in part, on its ability to continue to develop patentable products, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company currently has 185 active patents and patent applications pending on products that are either being sold or are in development. The Company receives royalty payments on three patents that are licensed to outside parties. The Company pays royalties to outside parties for two patents. All of these patents and patents pending relate to current products being sold by the Company or to products in evaluation stages.

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

Products
--------

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

Under the FDA's requirements, if a manufacturer can establish that a newly-developed device is "substantially equivalent" to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established or if the FDA determines that the device requires a more rigorous review, the FDA will require that the manufacturer submit a premarket approval ("PMA") that must be reviewed and approved by the FDA prior to marketing and sale of the device in the United States. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date of FDA submission. Both a 510(k) and a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. The Company believes that it and all of its current medical device OEM customers are in compliance with these rules; however, there is no assurance that the Company or its OEM customers are now, or will continue to be, in compliance with such rules. If the Company or its customers do not meet these standards, the Company's financial performance could be adversely affected. Furthermore, delays by the FDA in approving a product or a customer's product could delay the Company's expectations for future sales of certain products.

Certain aviation and marine safety products are also subject to regulation by the Coast Guard and the Federal Aviation Administration and similar organizations in foreign countries which regulate the safety of marine and aviation equipment.

Third-Party Reimbursement and Cost Containment
----------------------------------------------

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

People

At March 1, 2004, the Company had 427 full-time employees. Employee relations are good and there has been no work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.

ITEM 2.       PROPERTIES

The Company is headquartered in Allen, Texas, and maintains operations at that location (108,000 square feet facility on 19 acres) as well as in Arab, Alabama (112,000 square feet on 67 acres), and St. Petersburg, Florida (72,000 square feet on 7 acres). Each facility houses administrative, engineering, manufacturing, and warehousing operations. The Texas and Alabama facilities are Company owned while the Florida facility is leased on terms expiring in May 2006.

The Company owns and maintains a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

ITEM 3.       LEGAL PROCEEDINGS

There were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their property was the subject as of March 1, 2004.

Item 4.       Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2003, no matters were submitted to a vote of security holders.


Executive Officers of the Company

       Name          Age                           Title
      ------        -----                         -------
Emile A. Battat       66   Chairman,  President and Chief  Executive  Officer of
                           the  Company  and   Chairman  or   President  of  all
                           subsidiaries

Jeffery Strickland    45   Vice   President   and   Chief   Financial   Officer,
                           Secretary  and  Treasurer  of the  Company  and  Vice
                           President or Secretary-Treasurer of all subsidiaries

The persons who are identified as executive officers of the Company currently serve as officers of the Company and all subsidiaries. The officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries will expire at the time such meetings of the Board of Directors of the Company and its subsidiaries are held, which is anticipated to be in May 2004.

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


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the Nasdaq National Market (Symbol
ATRI). As of March 8, 2004, the Company had approximately 1,200 stockholders, including beneficial owners holding shares in nominee or "street" name. The high and low closing prices as reported by Nasdaq for each quarter of 2002 and 2003 are shown below.

Year Ended
December 31, 2002:                             High                  Low
------------------                             ----                  ---
First Quarter                                $   38.14            $   26.91
Second Quarter                               $   32.51            $   26.82
Third Quarter                                $   28.09            $   18.31
Fourth Quarter                               $   23.90            $   17.31

Year Ended
December 31, 2003:                             High                  Low
------------------                             ----                  ---
First Quarter                                $   22.85            $   17.95
Second Quarter                               $   30.80            $   22.75
Third Quarter                                $   45.20            $   26.80
Fourth Quarter                               $   50.00            $   40.00

In September 2003, the Company announced that its Board of Directors had approved a policy for the payment of regular quarterly cash dividends on the Company's common stock. The Company paid quarterly dividends of $.12 per share in September 2003 and $.12 per share in December 2003 totaling $406,000 to its stockholders.

The following table provides certain information about securities authorized for issuance under the Company's equity compensation plan as of December 31, 2003:


                                                                                             Number of securities
                                         Number of                                         remaining available for
                                     securities to be                                       future issuance under
                                        issued upon               Weighted -average                 equity
                                        exercise of               exercise price of            compensation plans
                                   outstanding options,         outstanding options,         (excluding securities
                                    warrants and rights          warrants and rights        reflected in column (a))
        Plan Category                       (a)                          (b)                         (c)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders              275,000                     $17.61                        72,534(1)

Equity compensation plans not
approved by security holders               12,600(2)                  $12.25                           -
                                ---------------------------------------------------------------------------------------

Total                                     287,600                     $17.38                        72,534
                                ---------------------------------------------------------------------------------------


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

For information regarding shares of the Company's common stock repurchased by the Company during the fourth quarter of 2003, see Management's Discussion and Analysis of Financial Condition and Results of Operations below.

ITEM 6.       SELECTED FINANCIAL DATA

Selected Financial Data
(In thousands, except per share amounts)


----------------------------------------------------------------------------------------------------------------
                                         2003            2002            2001           2000           1999
----------------------------------------------------------------------------------------------------------------
Revenues                               $   62,803     $   59,533      $   57,605      $   51,447   $  49,917

Income from continuing
  operations                                4,892          4,065           4,262           2,663       2,128

Net income                                  5,057          2,589(b)        9,754(c)        2,792       2,293

Total assets                               60,050         60,807          65,555          63,690      64,640

Long-term debt                              4,287         10,337          17,125           7,400      10,417

Income from continuing
  operations, per diluted share              2.66           2.18            1.88            1.25         .81

Net income per diluted share                 2.75           1.39(b)         4.30(c)         1.31         .87

Cash dividends per common share               .24(a)          --              --              --          --

Average diluted shares outstanding          1,839          1,863           2,272           2,135       2,631
----------------------------------------------------------------------------------------------------------------

(a) Dividends on outstanding common shares paid in the 3rd and 4th quarter at $.12 per share (see Note 6)

(b) Includes a $1.6 million after-tax goodwill impairment charge ($ .88 per diluted share) (see Note 2)

(c) Includes a $5.5 million after-tax gain ($ 2.42 per diluted share) from discontinued operations (see Note 3)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read together with the other financial information and consolidated financial statements included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in "Forward Looking Statements" and elsewhere in this Form 10-K.

Overview

The Company designs, develops, manufactures, markets, sells and distributes products and components, primarily for the medical and health care industry. The Company markets components to other equipment manufacturers for incorporation in their products and sells finished devices to physicians, hospitals, clinics and other treatment centers. The Company's products and services primarily range from ophthalmology and cardiovascular products to fluid delivery devices, contract manufacturing and kitting services. In 2003 approximately 26 percent of the Company's sales were outside the U.S.

The Company's products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 14 percent of net sales in 2003. The Company encounters competition in all of its markets and competes primarily on the basis of product quality, price, engineering, customer service and delivery time.

The Company's strategy is to provide a broad selection of products and a high level of service in the areas in which it competes. The Company focuses its research and development efforts to improve current products and develop highly-engineered products that meet customer needs and have the potential for broad market applications and significant sales. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. The Company is also focused on controlling costs. The Company does this by investing in modern manufacturing technologies and controlling purchasing processes. Over the past three years, the Company has continued to be faced with increasing costs associated with all lines of insurance, including group health benefits. The Company has been successful in consistently generating cash from operations and uses that cash to reduce indebtedness, to fund capital expenditures, to repurchase stock and, starting in 2003, to pay dividends. During 2003, the Company reduced debt by approximately $6.0 million.

The Company's strategic objective is to further enhance its position in its served markets by:

     o    Focusing on customer needs
     o    Expanding existing product lines and developing new products
     o    Maintaining a culture of controlling cost
     o Preserving and fostering a collaborative, entrepreneurial management structure

For the year ended December 31, 2003, the Company reported revenues of $62.8 million, income from continuing operations of $4.9 million and net income of $5.1 million, up 5 percent, 20 percent and 95 percent, respectively, from 2002.

Results of Operations

The Company's income from continuing operations was $4.9 million, or $2.86 per basic and $2.66 per diluted share, in 2003, compared to income from continuing operations of $4.1 million, or $2.37 per basic and $2.18 per diluted share, in 2002 and $4.3 million, or $2.10 per basic and $1.88 per diluted share, in 2001. Net income, including discontinued operations and cumulative effect of accounting change, totaled $5.1 million, or $2.96 per basic and $2.75 per diluted share, in 2003, compared with $2.6 million, or $1.51 per basic and $1.39 per diluted share, in 2002 and $9.8 million, or $4.80 per basic and $4.30 per diluted share, in 2001. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 effective January 1, 2002. The required adoption of SFAS No. 142 as discussed in Note 2 to the Company's Consolidated Financial Statements included herein is considered a change in accounting principle and the cumulative effect of adopting this standard resulted in a $1.6 million, or $.96 per basic and $.88 per diluted share, non-cash, after-tax charge in 2002.

Operating revenues were $62.8 million in 2003, compared with $59.5 million in 2002 and $57.6 million in 2001. These revenue increases are generally attributable to higher sales volumes. The 5 percent revenue increase in 2003 over the prior year is primarily attributable to an 8 percent increase in the revenues of the Company's ophthalmic products, an 8 percent increase in the revenues of the Company's cardiovascular products, a 3 percent increase in the Company's fluid delivery products and a 2 percent increase in the Company's other medical and non-medical products and services. The 3 percent revenue increase in 2002 over the prior year is primarily attributable to an 8 percent increase in the revenues of the Company's cardiovascular products, a 4 percent increase in the Company's fluid delivery products and a 4 percent increase in the Company's other medical and non-medical products and services.

The Company's cost of goods sold was $40.6 million in 2003, compared with $39.2 million in 2002 and $35.8 million in 2001. The increase in cost of goods sold for 2003 over 2002 was primarily related to the increase in revenues discussed above and increased insurance costs partially offset by an improvement in manufacturing variances resulting from increased production volumes. The increase in cost of goods sold for 2002 over 2001 was primarily related to a shift in product mix, which resulted in lower gross margins, and the increase in revenues discussed above.

Gross profit was $22.2 million in 2003, compared with $20.3 million in 2002 and $21.8 million in 2001. The Company's gross profit in 2003 was 35 percent of revenues compared with 34 percent of revenues in 2002 and 38 percent of revenues in 2001. The increase in gross profit percentage in 2003 from the prior year was primarily due to the above-mentioned improvement in manufacturing variances. The decline in gross profit percentage in 2002 from the prior year was primarily due to the unfavorable shift in product mix.

Operating expenses were $15.3 million in 2003, compared with $14.5 million in 2002 and $16.0 million in 2001. The increase in operating expenses in 2003 from 2002 was primarily attributable to increased general and administrative ("G&A") and selling ("Selling") expenses. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increase in G&A expenses in 2003 is primarily attributable to increased insurance costs, compensation and other taxes. The Company anticipates that G&A expenses are likely to increase in the foreseeable future but at a rate less than the anticipated rate of increase in revenues. Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. The increase in Selling expenses in 2003 is primarily related to increased compensation costs and travel related expenses. The Company anticipates that Selling expenses are likely to increase in the foreseeable future but at a rate less than the anticipated rate of increase in revenues. Research and development ("R&D") expenses consist primarily of salaries and other related expenses of the research and development personnel as well as costs associated with regulatory expenses. The Company anticipates that R&D expenses will continue at the current level for the foreseeable future. The decrease in operating expenses in 2002 from 2001 was primarily attributable to decreased G&A and Selling expenses partially offset by increased R&D expenses. G&A expenses for 2002 were $857,000 lower than G&A expenses for 2001, primarily due to a decrease in amortization expense as a result of a reduction in goodwill amortization in 2002 due to the adoption of SFAS No. 142 as discussed in Note 2 to the Company's Consolidated Financial Statements included herein. Additionally, G&A expenses were lower in 2002 compared to 2001 primarily as a result of reduced depreciation and cost containment programs related to supplies, communication costs and professional fees. The decrease in Selling expenses of $905,000 in 2002 from 2001 was primarily related to reduced outside services (primarily related to clinical studies), reduced compensation costs and continuing cost reduction efforts. R&D expenses were $269,000 higher for 2002 compared with 2001. This increase was primarily related to increased product development activities.

The Company's operating income for 2003 was $6.9 million, compared with $5.8 million in 2002 and $5.8 million in 2001. Revenue growth, manufacturing efficiency improvements, cost containment and cost reduction activities were the major contributors to the operating income improvements during 2003. Revenue growth, cost containment and cost reduction activities during 2002 were offset by lower gross margins compared with 2001, which combined to cause relatively flat operating results.

Interest expense was $195,000 in 2003 compared to $432,000 in 2002 and $300,000 in 2001. The decrease in 2003 is primarily related to lower average borrowings during 2003 as compared with 2002. The increase in 2002 is primarily related to higher average borrowings during 2002 as compared with 2001 partially offset by a significant reduction in interest rates in 2002. The higher average borrowings during 2002 is primarily related to borrowing of funds under the Company's credit facility in late December 2001 in connection with its repurchase of outstanding common stock of the Company under a tender offer. The other income in 2001 was primarily related to the Company's one-time pre-tax gain of $428,000 on the sale of a patent.

Income tax expense in 2003 totaled $1.9 million, compared with $1.4 million in 2002 and $1.8 million in 2001. The effective tax rates for 2003, 2002 and 2001 were 27.8 percent, 25.7 percent and 29.7 percent, respectively. Benefits from tax incentives for exports and R&D expenditures totaled $350,000 in 2003, $408,000 in 2002 and $404,000 in 2001. The higher effective tax rate in 2003 is primarily a result of benefits from tax incentives for exports and R&D expenditures being a lesser percentage of taxable income in 2003 than in 2002. The lower effective tax rate in 2002 is primarily a result of benefits from tax incentives for exports and R&D expenditures being a larger percentage of taxable income in 2002 than in 2001 and the utilization of capital loss carryforwards in 2002.

The Company believes that 2004 revenues will be higher than 2003 revenues and that the cost of goods sold, gross profit, operating income and income from continuing operations will each be higher in 2004 than in 2003. The Company further believes that it will have continuing volume growth in most of its product lines in 2004, complemented by the introduction of new products, and that it will achieve a double-digit annual rate of growth in earnings per share from continuing operations for the next several years.

Discontinued Operations

During 1997, the Company sold all of its natural gas operations. The financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The financial statements also reflect an after-tax gain on disposal of these discontinued operations of $0.2 million, or $.10 per basic and $.09 per diluted share, in both 2003 and 2002, and $5.5 million, or $2.70 per basic and $2.42 per diluted share, in 2001.

In addition to the initial consideration received in 1997 upon the sale of the natural gas operations, certain annual contingent deferred payments of up to $250,000 per year were to be paid to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by the purchaser from certain gas transportation contracts. The Company received deferred payments of $250,000 each, before tax, from the purchaser in April 2003, 2002 and 2001 which are reflected in each year as a gain from discontinued operations of $165,000, net of tax. The 2001 gain also includes a $5,327,000 non-cash gain from reversal of a reserve established when the Company disposed of its natural gas operations in 1997. This reversal in the third quarter of 2001 followed the resolution of an outstanding contingency related to the sale of those assets.

Liquidity and Capital Resources

The Company has a $25 million revolving credit facility (the "Credit Facility") with a regional bank to be utilized for the funding of operations and for major capital projects or acquisitions subject to certain limitations and restrictions (see Note 4 of Notes to Consolidated Financial Statements). Borrowings under the Credit Facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. At December 31, 2003, the Company had outstanding borrowings of $4.3 million under the Credit Facility. At December 31, 2003, the Company was in compliance with all financial covenants. The Credit Facility, which expires November 12, 2006, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources.

As of December 31, 2003, the Company had cash and cash equivalents of $298,000, compared with $353,000 at December 31, 2002. The Company had an outstanding balance under the Credit Facility as of December 31, 2003, of $4.3 million compared with $10.3 million as of December 31, 2002. The $6.0 million decrease in the Credit Facility balance in 2003 from 2002 is primarily attributable to the Company's use of cash flows from continuing operations to reduce its borrowing level. Cash provided by continuing operations increased to $12.7 million in 2003, compared to $9.9 million in 2002 and $8.7 million in 2001. Cash provided by continuing operations consists primarily of net income adjusted for certain non-cash items and changes in working capital items. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consist primarily of accounts receivable, accounts payable, inventories and other current assets and other current liabilities. Working capital at December 31, 2003 decreased primarily because of reduced accounts receivable, which is primarily related to the timing of revenues during the fourth quarter of 2003 as compared to the timing of revenues during the fourth quarter of 2002. Capital expenditures for property, plant and equipment totaled $4.2 million in 2003, compared with $3.3 million in 2002 and $2.8 million in 2001. The Company expects capital expenditures in 2004 to continue at approximately the same level as 2003.

During 2003, the Company expended $4.9 million for the purchase of the Company's common stock. Included in this amount was $4.1 million in April 2003 for the completion of a tender offer in which a total of 173,614 shares of common stock were repurchased at a price of $23.00 per share. During the fourth quarter of 2003, the Company repurchased the following shares of the Company's common stock:

                                                      October  November
                                                       2003      2003     Total

Total number of shares purchased                       8,400    11,800    20,200
                                                     -------   -------   -------
Average price paid per share                         $ 42.42   $ 41.02   $ 41.60
                                                     -------   -------   -------
Total number of shares purchased as part
 of publicly announced plan or program                 8,400    11,800    20,200
                                                     -------   -------   -------
Maximum number of shares that may yet
 be purchased under Plan or Program (a)              105,800    94,000    94,000
                                                     -------   -------   -------

(a) This program was announced in April 2000 and initially provided for 200,000 shares to be repurchased.

The Company received net proceeds of $2.7 million for the exercise of employee stock options during 2003.

In September 2003, the Company announced that its Board of Directors had approved a policy for the payment of regular quarterly cash dividends on the Company's common stock. During 2003 the Company paid dividends totaling $406,000 to its stockholders.

The table below summarizes debt, lease and other minimum contractual obligations outstanding at December 31, 2003:

                                                        Payments due by period
                            --------------------------------------------------------------------------
                                                                                          2009 and
Contractual Obligations         Total          2004        2005 - 2006    2007 - 2008    thereafter
                            -------------- -------------- -------------- -------------- --------------
                            (In thousands)


      Credit Facility         $    4,287             --     $       32     $    4,255             --

      Operating Leases        $      997     $      409     $      588             --             --

      Purchase Obligations
                              $    4,586     $    4,574     $       12             --             --
                            --------------------------------------------------------------------------

      Total                   $    9,870     $    4,983     $      632     $    4,255             --
                            ==========================================================================

The payment schedule for the Credit Facility assumes at maturity, November 2006, the Company would convert this outstanding debt to a two year term note as allowed by the terms of the agreement. The payment schedule for the operating lease assumes the lease expires in May 2006 (see Note 12 of Notes to Consolidated Financial Statements).

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

Companies sometimes establish legal entities for a specific business transaction or activity in the form of a Variable Interest Entity ("VIE"). VIEs may be used to facilitate off-balance sheet financing, acquire financial assets, raise cash from owned assets and similar transactions. The Company has no VIEs, no off-balance sheet financing arrangements or any derivative financial instruments.

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

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The impact to the Company for this item is described in Note 1 of Notes to the Consolidated Financial Statements.


Critical Accounting Policies

In the ordinary course of business, the Company makes estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company believes the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions.

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

The Company assesses goodwill for impairment pursuant to SFAS No. 142 which requires that goodwill be assessed whenever events or changes in circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis by applying a fair value test.

Forward-looking Statements

The statements in this Management's Discussion and Analysis and elsewhere in this annual report on Form 10-K that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding future revenues, cost of goods sold, gross profit, operating income, income from continuing operations, cash flows from operations, growth in product lines, annual growth in earnings per share from continuing operations, and availability of equity and debt financing. Words such as "anticipates," "believes," "intends," "expects" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company's ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; product liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates
--------------

The Company has a $25.0 million credit facility with a regional bank. Borrowings under the Credit Facility bear interest at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. The Company is subject to interest rate risk based on an adverse change in the 30-day, 60-day or the 90-day LIBOR. At December 31, 2003, the Company had borrowings under the Credit Facility of $4.3 million. A one percent increase in the market interest rate would reduce the Company's annual pretax income by approximately $43,000 at the current borrowing level.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Atrion Corporation:

We have audited the accompanying consolidated balance sheets of Atrion Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Atrion Corporation and Subsidiaries as of and for the year in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 25, 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atrion Corporation and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of Atrion Corporation and Subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management. We also tested the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related income-per-share amounts. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ Grant Thornton LLP

Dallas, Texas
February 13, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Atrion Corporation and Subsidiaries Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of income and cash flows for the years ended December 31, 2000 and 1999 referred to in this report have not been included in the accompanying financial statements.

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


Arthur Andersen LLP

Atlanta, Georgia
February 25, 2002



                        CONSOLIDATED STATEMENTS OF INCOME
              (For the year ended December 31, 2003, 2002 and 2001)

----------------------------------------------------------------------------------------------------
                                                           2003            2002            2001
----------------------------------------------------------------------------------------------------
                                                         (In thousands, except per share amounts)
Revenues                                                 $   62,803     $   59,533      $   57,605
Cost of Goods Sold                                           40,564         39,236          35,777
----------------------------------------------------------------------------------------------------
Gross Profit                                                 22,239         20,297          21,828
----------------------------------------------------------------------------------------------------

Operating Expenses:
      Selling                                                 5,594          5,343           6,248
      General and administrative                              7,576          6,992           7,849
      Research and development                                2,146          2,180           1,911
----------------------------------------------------------------------------------------------------
                                                             15,316         14,515          16,008
----------------------------------------------------------------------------------------------------

Operating Income                                              6,923          5,782           5,820

Interest Income                                                  69             78              77
Interest Expense                                               (195)          (432)           (300)
Other Income (Expense), net                                     (26)            40             468
----------------------------------------------------------------------------------------------------
Income from Continuing Operations before Provision
  for Income Taxes                                            6,771          5,468           6,065

Income Tax Provision                                         (1,879)        (1,403)         (1,803)
----------------------------------------------------------------------------------------------------

Income from Continuing Operations                             4,892          4,065           4,262

Gain on Disposal of Discontinued Operations,
  net of tax                                                    165            165           5,492

Cumulative Effect of Accounting Change, net of tax               --          (1,641)            --
----------------------------------------------------------------------------------------------------

Net Income                                               $    5,057     $    2,589      $    9,754
====================================================================================================

Income Per Basic Share:
      Continuing operations                              $     2.86     $     2.37      $     2.10
      Discontinued operations                                   .10            .10            2.70
      Cumulative effect of accounting change                    --            (.96)            --
----------------------------------------------------------------------------------------------------

Net Income Per Basic Share                               $     2.96     $     1.51      $     4.80
====================================================================================================

Weighted Average Basic Shares Outstanding                     1,711          1,711           2,033
====================================================================================================

Income Per Diluted Share:
      Continuing operations                              $     2.66     $     2.18      $     1.88
        Discontinued operations                                 .09            .09            2.42
      Cumulative effect of accounting change                    --            (.88)            --
----------------------------------------------------------------------------------------------------

Net Income Per Diluted Share                             $     2.75     $     1.39      $     4.30
====================================================================================================

Weighted Average Diluted Shares Outstanding                   1,839          1,863           2,272
====================================================================================================
The accompanying notes are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2003 and 2002

--------------------------------------------------------------------------------
Assets:                                                        2003       2002
--------------------------------------------------------------------------------
                                                                (In thousands)

Current Assets:
 Cash and cash equivalents                               $      298  $      353
 Accounts receivable, net of allowance for doubtful
  accounts of $103 and $151 in 2003 and 2002, respectively    6,226       6,721
 Inventories                                                 11,314      10,311
 Prepaid expenses                                             1,894       2,273
 Deferred income taxes                                          760       1,018
--------------------------------------------------------------------------------
                                                             20,492      20,676
--------------------------------------------------------------------------------


Property, Plant and Equipment                                45,767      42,661
Less accumulated depreciation and amortization               21,578      18,211
--------------------------------------------------------------------------------
                                                             24,189      24,450
--------------------------------------------------------------------------------


Other Assets and Deferred Charges:
 Patents, net of accumulated amortization of
   $7,151 and $6,847 in 2003 and 2002, respectively           2,099       2,403
 Goodwill                                                     9,730       9,730
 Other                                                        3,540       3,548
--------------------------------------------------------------------------------
                                                             15,369      15,681
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                         $   60,050  $   60,807
================================================================================
The accompanying notes are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2003 and 2002


----------------------------------------------------------------------
Liabilities and Stockholders' Equity:                  2003      2002
----------------------------------------------------------------------
                                                      (In  thousands)

Current Liabilities:
  Accounts payable and accrued liabilities         $  6,038  $  5,030
  Accrued income and other taxes                        651       859
----------------------------------------------------------------------
                                                      6,689     5,889
----------------------------------------------------------------------


Line of Credit                                        4,287    10,337
----------------------------------------------------------------------


Other Liabilities and Deferred Credits:
  Deferred income taxes                               3,496     2,115
  Other                                                 974       775
----------------------------------------------------------------------
                                                      4,470     2,890
----------------------------------------------------------------------

Commitments and Contingencies                            --        --

Stockholders' Equity:
  Common stock, par value $.10 per share,
   authorized 10,000 shares, issued 3,420 shares        342       342
  Additional paid-in capital                          9,673     8,222
  Retained earnings                                  68,900    64,249
  Treasury shares, 1,720 shares in 2003 and
   1,714 shares in 2002, at cost                    (34,311)  (31,122)
----------------------------------------------------------------------
                                                     44,604    41,691
----------------------------------------------------------------------


----------------------------------------------------------------------
                                                   $ 60,050  $ 60,807
======================================================================
The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (For the year ended December 31, 2003, 2002 and 2001)

----------------------------------------------------------------------
                                              2003     2002      2001
----------------------------------------------------------------------
                                                  (In thousands)

Cash Flows From Operating Activities:
 Net income                                $ 5,057  $ 2,589  $  9,754
 Adjustments to reconcile net income to
  net cash
   provided by operating activities:
    Cumulative effect of accounting
     change, net of tax                         --    1,641        --
   Gain on disposal of discontinued
    operations                                (165)    (165)   (5,492)
   Depreciation and amortization             4,746    4,384     4,569
   Deferred income taxes                     1,639      366       316
   Tax benefit related to stock plans          515       82     1,238
   Other                                        34      127      (428)
----------------------------------------------------------------------
                                            11,826    9,024     9,957
 Changes in operating assets and
  liabilities:
   Accounts receivable                         495      838      (384)
   Inventories                              (1,003)     803    (1,004)
   Prepaid expenses                            379     (810)     (888)
    Other non-current assets                     8     (240)      301
   Accounts payable and accrued
    liabilities                              1,008     (307)      934
    Accrued income and other taxes            (208)     750       (78)
    Other non-current liabilities              199     (190)     (135)
----------------------------------------------------------------------
 Net cash provided by continuing
  operations                                12,704    9,868     8,703
 Net cash provided by discontinued
  operations                                   165      165       165
----------------------------------------------------------------------
                                            12,869   10,033     8,868
----------------------------------------------------------------------
Cash Flows From Investing Activities:
 Property, plant and equipment additions    (4,215)  (3,279)   (2,808)
 Patent sale                                    --       --       428
----------------------------------------------------------------------
                                            (4,215)  (3,279)   (2,380)
----------------------------------------------------------------------

Cash Flows From Financing Activities:
 Net change in line of credit               (6,050)  (6,788)    9,725
 Issuance of treasury stock                  2,656      409     1,778
 Purchase of treasury stock                 (4,909)    (564)  (17,608)
 Dividends paid                               (406)      --        --
----------------------------------------------------------------------
                                            (8,709)  (6,943)   (6,105)
----------------------------------------------------------------------

Net change in cash and cash equivalents        (55)    (189)      383

Cash and cash equivalents, beginning of year   353      542       159
----------------------------------------------------------------------
Cash and cash equivalents, end of year     $   298  $   353  $    542
======================================================================

Cash paid for:
 Interest                                  $   207  $   418  $    272
 Income taxes (net of refunds)                 554     (340)    1,217
----------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (For the year ended December 31, 2003, 2002 and 2001)
                                 (In thousands)

                                       Common Stock          Treasury Stock
                               -------------------------------------------------
                                                                                Additional
                                    Shares                                       Paid-in  Retained
                                 Outstanding    Amount      Shares       Amount  Capital  Earnings   Total
------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001              1,992  $     342       1,428  $   (14,653) $ 6,418  $51,906  $ 44,013

   Net income                                                                               9,754     9,754
   Tax benefit from exercise
    of stock  options                                                              1,238              1,238
   Exercise of stock options            235                   (235)       2,077      335              2,412
   Shares surrendered in
    option exercises                    (27)                    27         (634)                       (634)
   Purchase of treasury stock          (512)                   512      (17,608)                    (17,608)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001            1,688        342       1,732      (30,818)   7,991   61,660    39,175

   Net income                                                                               2,589     2,589
  Tax benefit from exercise
   of stock  options                                                                  82                 82
  Exercise of stock options              53                    (53)         443      149                592
  Shares surrendered in
   option exercises                      (9)                     9         (183)                       (183)
  Purchase of treasury stock            (26)                    26         (564)                       (564)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002            1,706        342       1,714      (31,122)   8,222   64,249    41,691

   Net income                                                                               5,057     5,057
  Tax benefit from exercise
   of stock  options                                                                 515                515
   Exercise of stock options            187                   (187)       1,720      936              2,656
   Purchase of treasury stock          (193)                   193       (4,909)                     (4,909)
   Dividends                                                                                 (406)     (406)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003            1,700  $     342       1,720  $   (34,311) $ 9,673  $68,900  $ 44,604
------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of this statement.

                               Atrion Corporation
                   Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

      Atrion Corporation designs, develops, manufactures and markets products primarily for the medical and health care industry. The Company markets its products throughout the United States and internationally. The Company's customers include hospitals, distributors, and other manufacturers. As of December 31, 2003, the principal subsidiaries of the Company through which it conducted its operations were Atrion Medical Products, Inc. ("Atrion Medical Products"), Halkey-Roberts Corporation ("Halkey-Roberts") and Quest Medical, Inc. ("Quest Medical").

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

      Financial Presentation
      Certain prior-year amounts have been reclassified to conform with the current-year presentation.

      Cash and Cash Equivalents
      Cash equivalents are securities with original maturities of 90 days or less.

      Trade Receivables
      Trade accounts receivable are recorded at the original sales price to the customer. The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an ongoing basis, the collectibility of accounts receivable is assessed based upon historical collection trends, current economic factors and the assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balances, evaluation of customers' current and past financial condition, recent payment history, current economic environment, and discussions with appropriate Company personnel and with the customers directly. Accounts are written off when it is determined the receivable will not be collected.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)


      Inventories
      Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                                       December 31,
                                                 2003             2002
----------------------------------------------------------------------------
Raw materials                                  $   5,641        $   6,082
Finished goods                                     4,044            2,818
Work in process                                    1,629            1,411
----------------------------------------------------------------------------
Total inventories                             $   11,314       $   10,311
----------------------------------------------------------------------------

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

      Property, Plant and Equipment
      Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost (in thousands):

                                                 December 31,
                                      -------------------------------   Useful
                                            2003              2002      Lives
-------------------------------------------------------------------------------
Land                                     $    1,506        $   1,506       --
Buildings                                     8,981            8,683  30-40 yrs
Machinery and equipment                      35,280           32,472   3-10 yrs
-------------------------------------------------------------------------------
Total property, plant and equipment      $   45,767        $  42,661
-------------------------------------------------------------------------------

      Depreciation expense of $4,442,000, $4,080,000 and $3,743,000 was recorded for the years ended December 31, 2003, 2002 and 2001, respectively.

      Patents
      Cost for patents acquired is determined at acquisition date. Patents are amortized over the remaining lives of the individual patents, which are four to 14 years. Patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

      Goodwill
      Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired. Through December 31, 2001, goodwill was being amortized over 25 years. Beginning January 1, 2002, accounting for goodwill was changed to conform to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as outlined in Note 2. Annual impairment testing for goodwill is done in accordance with SFAS No. 142 using a fair value-based test. Goodwill is also reviewed periodically for impairment whenever events or changes in circumstances indicate a change in value may have occurred.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      Revenues
      The Company recognizes revenue when its products are shipped to its customers and distributors, provided an arrangement exists, the fee is fixed and determinable and collectibility is reasonably assured. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have been insignificant historically.

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

      Stock-Based Compensation
      At December 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                 Year ended December 31,
                                             -------------------------------
                                                2003       2002      2001
                                             ---------   -------   ---------
                                        (In thousands, except per share amounts)

Net income, as reported                      $   5,057   $ 2,589   $   9,754

Deduct: Total stock-based employee
  compensation expense determined under
  fair value-based methods for all awards,
  net of tax effects                              (526)     (691)       (275)
                                             ---------   -------   ---------
Pro forma net income                         $   4,531   $ 1,898   $   9,479
                                             =========   =======   =========

Income per share:
      Basic - as reported                    $    2.96   $  1.51   $    4.80
                                             =========   =======   =========
      Basic - pro forma                      $    2.65   $  1.11   $    4.66
                                             =========   =======   =========

      Diluted - as reported                  $    2.75   $  1.39   $    4.30
                                             =========   =======   =========
      Diluted - pro forma                    $    2.46   $  1.02   $    4.17
                                             =========   =======   =========

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      New Accounting Pronouncements
      In December 2003, the Financial Accounting Standards Board issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (as revised) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS Nos. 87, 88 and 106. SFAS No. 132 (as revised) requires additional disclosures to those in the original SFAS No. 132 and it also amends APB Opinion 28, "Interim Financial Reporting," to require certain disclosures about pension and other postretirement benefit plans in interim financial statements. SFAS No. 132 (as revised) is generally effective for financial statements with fiscal years ending after December 15, 2003. The Company has revised its disclosures in Note 11 to conform to this new pronouncement.


(2)   Goodwill and Intangible Assets

      The Company adopted SFAS No. 142 effective January 1, 2002, and has identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment: (1) Atrion Medical Products (2) Halkey-Roberts and (3) Quest Medical. The Company completed an impairment analysis that revealed that the Quest Medical reporting unit was impaired, resulting in a write-down of goodwill in the first quarter of 2002 of $1.6 million, net of an income tax benefit of $845,000. The charge reflected a $2.5 million reduction in the goodwill resulting from the acquisition of Quest Medical in February 1998. The remaining goodwill asset balance for the Company totaled $9.7 million at December 31, 2003. The impairment loss was recorded as a cumulative effect of a change in accounting principle. Net income from continuing operations for the year 2001 adjusted as though the non-amortization provisions of SFAS No. 142 had been in effect at January 1, 2001, are as follows:

                                                   Year ended December 31,
                                            ------------------------------------
                                               2003         2002         2001
                                            ----------- -----------  ----------
                                        (In thousands, except per share amounts)
Income from continuing operations            $   4,892   $   4,065    $   4,262
Add back: Goodwill amortization, net of tax      --          --             425
                                            ----------- -----------  ----------
Adjusted income from continuing operations   $   4,892   $   4,065    $   4,687
                                            =========== ===========  ==========

Adjusted income per basic share:
Income from continuing operations            $    2.86   $   2.37     $    2.10
Add back: Goodwill amortization, net of tax       --           --           .21
                                            ----------- -----------  ----------
Adjusted income from continuing operations   $    2.86   $    2.37    $    2.31
                                            =========== ===========  ==========

Adjusted income per diluted share:
Income from continuing operations            $    2.66  $    2.18     $   1.88
Add back: Goodwill amortization, net of tax       --          --           .19
                                            ----------- ----------   ----------
Adjusted income from continuing operations   $   2.66   $    2.18     $   2.07
                                            =========== ==========   ==========

Intangible assets consist of the following (dollars in thousands):

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)



                                         December 31, 2003                December 31, 2002
                             ---------------------------------------- ---------------------------
                               Average        Gross                      Gross
                                 Life        Carrying     Accumulated  Carrying     Accumulated
                               (years)        Amount      Amortization   Amount     Amortization
                             ------------- ------------- ------------ ------------ --------------
Amortizable intangible
 assets:
      Patents                  12.85         $   9,250     $    7,151   $   9,250    $    6,847

Intangible assets
 not subject to amortization:
      Goodwill                               $   9,730        --        $   9,730       --



      Aggregate amortization expense for patents and goodwill was $304,000, $304,000 and $907,000 for 2003, 2002 and 2001, respectively.

      Estimated future amortization expense for each of the years set below ending December 31, is as follows (in thousands):


                                                  2004                               $     304
                                                  2005                               $     271
                                                  2006                               $     169
                                                  2007                               $     144
                                                  2008                               $     144

      There was no change in the carrying amounts of goodwill for 2003.

(3)   Discontinued Operations

      During 1997, the Company sold all of its natural gas operations. The consolidated financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The consolidated financial statements reflect a gain on disposal of these discontinued operations of $165,000 in 2003 and 2002, and $5.5 million in 2001. These amounts are net of income tax expense of $85,000 in 2003 and 2002, and include an income tax benefit of $5.1 million in 2001.

      In addition to the initial consideration received in 1997 upon the sale of the natural gas operations, certain annual contingent deferred payments of up to $250,000 per year were to be paid to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by the purchaser from certain gas transportation contracts. The Company received deferred payments of $250,000 each, before tax, from the purchaser in April 2003, 2002 and 2001 which are reflected in each year as a gain from discontinued operations of $165,000, net of tax. The 2001 gain also includes a $5.3 million non-cash gain from reversal of a reserve established when the Company disposed of its natural gas operations in 1997. This reversal in the third quarter of 2001 followed the resolution of an outstanding contingency related to the sale of those assets.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

(4)   Line of Credit

      The Company has a revolving credit facility ("Credit Facility") with a regional bank. In December 2001, the Credit Facility arrangement was amended to increase the credit line under the Credit Facility from $18.5 million to $25.0 million. Under the Credit Facility, the Company and certain of its subsidiaries have a line of credit which is secured by substantially all inventory, equipment and accounts receivable of the Company. Interest under the Credit Facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent (2.17 percent at December 31, 2003) and is payable monthly. At December 31, 2003, and 2002, $4.3 million and $10.3 million, respectively, was outstanding under the line of credit. The Credit Facility expires November 12, 2006, and may be extended under certain circumstances. At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company's ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2003, the Company was in compliance with all financial covenants.


(5)   Income Taxes

      The items comprising income tax expense for continuing operations are as follows (in thousands):

                                           Year ended December 31,
                            ----------------------------------------------------
                                  2003             2002              2001
--------------------------- ----------------- ---------------- -----------------
Current  --    Federal        $        914      $      1,081     $      1,520
         --    State                    32                (44)            188
--------------------------- ----------------- ---------------- -----------------
                                       946             1,037            1,708
--------------------------- ----------------- ---------------- -----------------

Deferred--     Federal                 912               327               74
           --  State                    21                39               21
--------------------------- ----------------- ---------------- -----------------
                                       933               366               95
--------------------------- ----------------- ---------------- -----------------

Total income tax expense      $      1,879      $      1,403     $      1,803
--------------------------- ----------------- ---------------- -----------------

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

  Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

                                                            2003         2002
                                                      ------------- ------------
     Deferred tax assets:
          Patents and goodwill                           $    654     $  1,041
          Benefit plans                                       492          639
          Inventories                                         374          342
          Tax credits                                         169          451
          Other                                                39           60
                                                      ------------- ------------
               Total deferred tax assets                 $  1,728     $  2,533
                                                      ============= ============
     Deferred tax liabilities:
          Property, plant and equipment                  $  3,838     $  3,253
          Pensions                                            626          362
          Other                                                --           15
                                                      ------------- ------------
               Total deferred tax liabilities            $  4,464     $  3,630
                                                      ============= ============

          Net deferred tax liability                     $  2,736     $  1,097
                                                      ============= ============

     Balance Sheet classification:
          Non-current deferred income tax liability      $  3,496     $  2,115
          Current deferred income tax asset                   760        1,018
                                                      ------------- ------------
          Net deferred tax liability                     $  2,736     $  1,097
                                                      ============= ============

  Total income tax expense for continuing operations differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

                                              Year ended December 31,
                                      --------------------------------------
                                           2003          2002        2001
------------------------------------- ------------ ------------ ------------
Income tax expense at the statutory
     federal income tax rate            $   2,298    $   1,858    $   2,062
Increase (decrease) resulting from:
     State income taxes                        34           80          220
     Decrease in valuation allowance           --           --          (68)
     R&D credit                              (100)        (164)         (52)
     Foreign sales benefit                   (250)        (244)        (352)
     Other, net                              (103)        (127)          (7)
------------------------------------- ------------ ------------ ------------
Total income tax expense                $   1,879    $   1,403    $   1,803
------------------------------------- ------------ ------------ ------------

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

(6)   Stockholders' Equity

      The Board of Directors of the Company has at various times authorized repurchases of Company stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. The Company has effected a number of open-market or negotiated transactions to purchase its stock during the past three years. These repurchases totaled 20,200, 26,000 and 10,300 shares during the years 2003, 2002 and 2001, respectively, at per share prices ranging from $14.02 to $42.42. As of December 31, 2003, authorization for the repurchase of 94,000 additional shares remained. The Company purchased 173,614 shares of its common stock at $23.00 per share in April 2003 pursuant to a tender offer. The Company purchased 502,229 shares of its common stock at $34.50 per share in December 2001 pursuant to a tender offer. All shares purchased in the tender offers and in the open-market or negotiated transactions became treasury shares upon repurchase by the Company.

      In September 2003, the Company announced that it had adopted a policy for the payment of regular quarterly cash dividends on the Company's common stock. The Company subsequently paid a quarterly cash dividend of $.12 per common share in both September and December of 2003.

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

(7)   Income Per Share

      The following is the computation for basic and diluted income per share from continuing operations:

                                                    Year ended December 31,
                                              -------------------------------
                                                 2003      2002       2001
                                              -------------------------------
                                        (In thousands, except per share amounts)

Income from continuing operations             $ 4,892    $ 4,065   $ 4,262
-----------------------------------------------------------------------------

Weighted average basic shares outstanding       1,711      1,711     2,033
Add:  Effect of dilutive securities (options)     128        152       239
-----------------------------------------------------------------------------
Weighted average diluted shares outstanding     1,839      1,863     2,272
-----------------------------------------------------------------------------

Income per share from continuing operations:
         Basic                                $  2.86    $  2.37   $  2.10
         Diluted                              $  2.66    $  2.18   $  1.88
-----------------------------------------------------------------------------

      For the years ended December 31, 2003, 2002 and 2001, options to purchase approximately 25,250, 40,625 and 7,800 shares of common stock, respectively, were not included in the computation of diluted income per share because their effect would have been antidilutive.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

(8)   Stock Option Plans

      The Company's 1997 Stock Incentive Plan provides for the grant to key employees of incentive and nonqualified stock options, stock appreciation rights, restricted stock and performance shares. In addition, under the 1997 Stock Incentive Plan, outside directors (directors who are not employees of the Company or any subsidiary) receive automatic annual grants of nonqualified stock options to purchase 2,000 shares of common stock. Under the 1997 Stock Incentive Plan, 624,425 shares in the aggregate of common stock were reserved for grants. The purchase price of shares issued on the exercise of incentive options must be at least equal to the fair market value of such shares on the date of grant. The purchase price for shares issued on the exercise of nonqualified options and restricted and performance shares is fixed by the Compensation Committee of the Board of Directors. The options granted become exercisable as determined by the Compensation Committee and expire no later than 10 years after the date of grant.

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

      Option transactions for the three years in the period ended December 31, 2003 are as follows:

                                                    Shares   Weighted Average
                                                              Exercise Price
------------------------------------------------------------------------------
Options outstanding at January 1, 2001              492,350          $10.50
     Granted in 2001                                 81,000          $15.31
     Expired in 2001                                (13,600)         $10.84
     Exercised in 2001                             (234,900)         $10.46
------------------------------------------------------------------------------
Options outstanding at December 31, 2001            324,850          $11.62
     Granted in 2002                                201,500          $21.05
     Expired in 2002                                 (5,500)        $  8.34
     Exercised in 2002                              (53,500)         $11.06
------------------------------------------------------------------------------
Options outstanding at December 31, 2002            467,350          $15.82
     Granted in 2003                                 12,000          $29.30
     Expired in 2003                                 (4,550)        $ 20.18
     Exercised in 2003                             (187,200)         $14.19
------------------------------------------------------------------------------
Options outstanding at December 31, 2003            287,600          $17.38
------------------------------------------------------------------------------

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

Exercisable options at December 31, 2001            174,350         $11.89
Exercisable options at December 31, 2002            261,100         $13.81
Exercisable options at December 31, 2003            217,000         $15.41
------------------------------------------------------------------------------

      As of December 31, 2003, there remained 72,534 shares for which options may be granted in the future under the 1997 Stock Incentive Plan. The following table summarizes information about stock options outstanding at December 31, 2003:


                                          Options Outstanding                   Options Exercisable
                                -----------------------------------------    ---------------------------
                                                 Weighted
                                                  average      Weighted                      Weighted
                                                 remaining     average                        average
                                  Number        contractual    exercise         Number       exercise
   Range of exercise prices     outstanding        life          price        exercisable      price
-------------------------------------------------------------------------    ---------------------------
$6.875-$14.063                     143,100       5.3 years       $11.53         112,000        $11.04
$14.875-$22.50                      85,000       4.2 years       $18.28          85,000        $18.28
$26.13-$31.39                       59,500       5.3 years       $30.15          20,000        $27.72
                                  --------                                     --------
                                   287,600                                      217,000
                                   =======                                      =======

      Pro forma information regarding net income and income per share as required by SFAS No. 123 has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001:

                                2003               2002               2001
------------------------- ------------------ ------------------ ---------------
Risk-free interest rate           3.2%               2.7%            5.2%
Dividend yield                    0.0%               0.0%            0.0%
Volatility factor                39.1%              50.3%           33.0%
Expected life                  7 years          2.7 years         7 years
------------------------- ------------------ ------------------ ---------------

      The resulting estimated weighted average fair values of the options granted in 2003, 2002 and 2001 were $13.51, $7.25 and $7.06, respectively.

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. All options grants in 2003, 2002 and 2001 occurred prior to the declaration of dividends by the Company.

 (9)  Revenues From Major Customers

      The Company had one major customer which represented approximately $9.1 million (14.4 percent), $7.4 million (12.4 percent) and $11.0 million (19.1 percent) of the Company's operating revenues during the years 2003, 2002 and 2001, respectively.

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)


 (10) Industry Segment and Geographic Information

      The Company operates in one reportable industry segment: designing, developing, manufacturing and marketing products for the medical and health care industry and has no foreign operating subsidiaries. The Company's product lines include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of the medical products segment. The Company recorded incidental revenues from its oxygen pipeline, which totaled approximately $950,000 in each of the years of 2003, 2002 and 2001. Pipeline net assets totaled $2.6 million at December 31, 2003 and 2002. Company revenues from sales to parties outside the United States totaled approximately 26, 25 and 33 percent of the Company's total revenues in 2003, 2002 and 2001, respectively. No Company assets are located outside the United States. A summary of revenues by geographic territory for the three years 2003, 2002 and 2001 is as follows (in thousands):

                                           Year ended December 31,
                              -------------------------------------------------
                                   2003             2002            2001
-------------------------------------------------------------------------------
United States                    $    46,721     $    44,454      $    38,805
Canada                                 8,620           6,938           10,635
United Kingdom                         1,547           1,693            2,182
Other                                  5,915           6,448            5,983
-------------------------------------------------------------------------------

Total                            $    62,803     $    59,533      $    57,605
-------------------------------------------------------------------------------


(11)  Employee Retirement and Benefit Plans

      A noncontributory defined benefit retirement plan is maintained for all regular employees of the Company except those of Quest Medical. This plan was amended effective January 1, 1998 to become a cash balance pension plan. The Company's funding policy is to make the annual contributions required by applicable regulations and recommended by its actuary. The Company uses a December 31 measurement date for the plan.

      The changes in the plan's projected benefit obligation ("PBO") as of December 31, 2003 and 2002 are as follows (in thousands):

                                               2003                 2002
                                      ----------------     ----------------
Change in Benefit Obligation:
Benefit obligation, January 1            $     4,170          $     4,599
Service cost                                     214                  320
Interest cost                                    298                  307
Amendments                                        --                 (616)
Actuarial (gain)/loss                            529                  (93)
Benefits paid                                   (333)                (347)
------------------------------------- ----------------     ----------------
Benefit obligation, December 31          $     4,878          $     4,170
------------------------------------- ----------------     ----------------

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

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      The changes in the fair value of plan assets, funded status of the plan and the status of the prepaid pension benefit recognized, which is included in the Company's balance sheets as of December 31, 2003 and 2002 are as follows (in thousands):

                                                2003                2002
                                       -------------------------------------
Change in Plan Assets:
Fair value of plan assets, January 1      $     4,383        $     4,550
Actual return on plan assets                      963               (750)
Employer contributions                            400                930
Benefits paid                                    (333)              (347)
----------------------------------------------------------------------------
Fair value of plan assets, December 31    $     5,413        $     4,383
----------------------------------------------------------------------------

Funded status of plan                     $       535        $       213
Unrecognized actuarial loss                     1,941              2,154
Unrecognized prior service cost                 (502)                (539)
Unrecognized net transition obligation           (88)                (132)
----------------------------------------------------------------------------
Net amount recognized as other assets     $     1,886        $     1,696
----------------------------------------------------------------------------

      The accumulated benefit obligation for the pension plan was $4,801,000 and $4,170,000 at December 31, 2003 and 2002, respectively. The components of net periodic pension cost for 2003, 2002 and 2001 were as follows (in thousands):

                                               Year ended December 31,
                                              ------------------------
                                               2003     2002     2001
                                              ------   ------   ------
Components of Net Periodic
     Pension Cost:
Service cost                                  $ 214    $ 320    $ 369
Interest cost                                   298      307      296
Expected return on assets                      (349)    (405)    (477)
Prior service cost amortization                 (37)       7        6
Actuarial loss                                  128       28       --
Transition amount amortization                  (44)     (44)     (44)
----------------------------------------------------------------------
Net periodic pension cost                     $ 210    $ 213    $ 150
----------------------------------------------------------------------


     Actuarial assumptions used to determine benefit obligations at December 31 were as follows:

                                               2003                 2002
                                          ----------------     ----------------
        Discount rate                          6.50%                7.00%
        Rate of compensation increase          5.00%                5.00%

                               Atrion Corporation
             Notes to Consolidated Financial Statements--(Continued)

      Actuarial assumptions used to determine net periodic pension cost were as follows:

                                                  Year ended December 31,
                                         ---------------------------------------
                                             2003        2002           2001
                                         ------------------------- -------------
Discount rate                               7.00%       7.25%          7.25%
Expected long-term return on assets         8.00%       9.00%          9.00%
Rate of compensation increase               5.00%       5.00%          5.00%

      The Company's expected long-term rate of return assumption is based upon the plan's actual long-term investment results as well as the long-term outlook for investment returns in the marketplace at the time the assumption is made. The reduction in the Company's assumption for this expected return rate in the beginning of 2003 to 8 percent from 9 percent reflected the major downturn in returns on debt and equity investments that occurred in the investment markets in 2001 and 2002.

      The Company's pension plan assets at December 31, 2003 and 2002 were invested in the following asset categories:

                                            2003                 2002
                                       ----------------     ----------------
        Asset Category:
        Equity securities                    73%                 64%
        Debt securities                      25%                 28%
        Other                                 2%                  8%
----------------------------------------------------------------------------
            Total                           100%                100%
----------------------------------------------------------------------------

      It is the Company's investment policy to maintain 66 percent to 79 percent of the plan's assets in equity securities and 21 percent to 31 percent of its assets in debt securities with the balance invested in a money market account to meet liquidity requirements for distributions. The asset allocation at December 31, 2003 represents the targeted asset allocation at that time. Based upon the plan's current over-funded position, the Company expects to make no contributions to its pension plan in 2004.

      The Company also sponsors a defined contribution plan for all employees. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plan. The Company's contribution under this plan was $202,000 in 2003, $302,000 in 2002 and $258,000 in 2001.


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

      The Company has arrangements with its executive officers (the "Executives") pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to the Executives. Termination under such circumstances in 2004 could result in payments aggregating $2.0 million, excluding any excise tax that may be reimbursable by the Company.

      In May 1996, Halkey-Roberts began leasing the land, building and building improvements in St. Petersburg, Florida, which serve as Halkey-Roberts' headquarters and manufacturing facility, under a 10-year lease. The lease provides for monthly payments, including certain lease payment escalators, and provides for certain sublease and assignment rights. The lease also provides the right of either the landlord or Halkey-Roberts to terminate the lease on 12 months notice effective at any time after May 21, 2003. The Company has guaranteed Halkey-Roberts' payment and performance obligations under the lease. The lease is being accounted for as an operating lease, and the rental expense for the years ended December 31, 2003, 2002 and 2001 was $396,000, $384,000 and $372,000, respectively.
      Future minimum rental commitments under this lease are $409,000, $422,000 and $166,000 in 2004, 2005 and 2006, respectively.

(13)  Quarterly Financial Data (Unaudited)

      Quarterly financial data for 2003 and 2002 are as follows:


    Quarter                Operating              Operating                                Income/(Loss) Per
     Ended                  Revenue                Income            Net Income/(Loss)        Basic Share
-------------------------------------------------------------------------------------------------------------
                               (In thousands, except per share amounts)
    03/31/03            $    15,721             $   1,724             $    1,150              $    .65
    06/30/03                 16,175                 1,705                  1,313                   .77
    09/30/03                 16,117                 1,855                  1,330                   .79
    12/31/03                 14,790                 1,639                  1,264                   .74
------------------ ---------------------- ---------------------- ---------------------- ---------------------

    03/31/02            $    14,825             $   1,554             $     (634) (a)         $   (.37) (a)
    06/30/02                 14,775                 1,401                  1,095                   .64
    09/30/02                 14,662                 1,385                  1,097                   .64
    12/31/02                 15,271                 1,442                  1,031                   .60
------------------ ---------------------- ---------------------- ---------------------- ---------------------

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

ITEM 9A.      CONTROLS AND PROCEDURES

With the participation of management, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as of the end of 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports that the Company files with the Securities and Exchange Commission

There has been no change in the Company's internal controls over financial reporting that occurred in the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information for this item relating to directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2004 annual meeting of stockholders.

Executive Officers

The information for this item relating to executive officers of the Company is set forth on pages 9 through 10 of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Company's definitive proxy statement for its 2004 annual meeting of stockholders.

The Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company's directors, officers and employees. The Code of Ethics and Business Conduct will be provided to any person, without charge, upon request addressed to : Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.      EXECUTIVE COMPENSATION

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2004 annual meeting of stockholders.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2004 annual meeting of stockholders.

Security Ownership of Management

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2004 annual meeting of stockholders.

Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change in control of the Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this item is incorporated by reference form the Company's definitive proxy statement for its 2004 annual meeting of stockholders.


                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8--K

(a) 1. Financial Statements:
         See Item 8: "Financial Statements and Supplementary Data" and financial statement pages attached hereto.

2. Financial Statement Schedules:

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL SCHEDULE

      Board of Directors
      Atrion Corporation

      In connection with our audit of the consolidated financial statements of Atrion Corporation and Subsidiaries referred to in our report dated February 13, 2004, which is included in Part IV of this Annual Report on Form 10-K, we have also audited Schedule II for each of the two years in the period ended December 31, 2003. In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      /s/ Grant Thornton LLP
      Dallas, Texas
      February 13, 2004

          Schedule II - Consolidated Valuation and Qualifying Accounts

                                            Allowance for Doubtful Receivables
                                                       December 31,
                                         ---------------------------------------
                                               2003                    2002
                                         -----------------      ----------------

Beginning balance                          $    151               $    113
     Additions charged to expense                75                     62
     Deductions from reserve                   (122)                   (24)
---------------------------------------- ----------------- ---- ----------------
Ending balance                             $    104               $    151
---------------------------------------- ----------------- ---- ----------------

         All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.


3. Exhibits: (Numbered in accordance with Item 601 of Regulation S-K) The exhibits listed below are filed as part of this 2003 Form 10-K Report. Those exhibits previously filed and incorporated herein by reference are identified by a note reference to the previous filing.

(b) Reports on Form 8-K:

         On October 30, 2003, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the quarter ended September 30, 2003 (Item
         12).

Exhibit
Numbers                             Description
-------                            -------------

 2a Asset Purchase Agreement, dated March 19, 1997, between Atrion Corporation and Midcoast Energy Resources, Inc. (1)
 2b Asset Purchase Agreement, dated as of December 29, 1997, by and among Quest Medical, Inc., QMI Acquisition Corp. and Atrion Corporation (2)
 3a      Certificate of Incorporation of Atrion Corporation, dated December
         30, 1996(3)
 3b      Amended and Restated Bylaws of Atrion Corporation (18)
 4a Rights Agreement, dated as of February 1, 1990, between AlaTenn Resources, Inc. and American Stock Transfer & Trust Company which includes the form of Right Certificate as Exhibit A and the
         Summary of Rights to Purchase Common Shares as Exhibit B (5)
 4b      Second Amendment to Rights Agreement (6)
 10a*    1990 Stock Option Plan (7)
 10b*    Form of Incentive Stock Option Agreement (8)
 10c*    1994 Key Employee Stock Incentive Plan (9)
 10d*    Form of Incentive Stock Option Agreement (10)
 10e*    Atrion Corporation 1997 Stock Incentive Plan (11)
 10f*    Form of Award Agreement for Incentive Stock Option (12)
 10g*    Form of Award Agreement for Nonqualified Stock Option for Key
         Employee (13)
 10h*    Form of Award Agreement for Nonqualified Stock Option for Director (14)
 10i*    Atrion Corporation 1998 Outside Directors Stock Option Plan (15)
 10j*    Form of Stock Option Agreement (16)
 10k* Atrion Corporation Incentive Compensation Plan for Chief Executive Officer (17)
 10l* Atrion Corporation Incentive Compensation Plan for Chief Financial Officer (18)
 10m*    Severance Plan for Chief Financial Officer (19)
 10n* Atrion Corporation Incentive Compensation Plan for Chief Financial Officer (20)
 10o* Agreement regarding the nullification of Incentive Compensation Plan for Chief Executive Officer (21)
 10p*    Chief Executive Officer Employment Agreement (22)
 10q*    Amendment to Chief Executive Officer Employment Agreement (23)
 21      Subsidiaries of Atrion Corporation as of December 31, 2002 (24)
 23      Consent of Grant Thornton LLP (24)
 31.1    Sarbanes-Oxley Act Section 302 Certification of Chief Financial
         Officer (24)
 31.2    Sarbanes-Oxley Act Section 302 Certification of Chief Financial
         Officer (24)
 32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act Of 2002 (24)
 32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act Of 2002 (24)

Notes
-----
 (1) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997.

 (2) Incorporated by reference to Exhibit 2 to the Form 8-K of Atrion Corporation dated February 17, 1998.
 (3) Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.
 (4) Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Company dated January 10, 1997.
 (5) Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A of AlaTenn Resources, Inc. dated February 15, 1990.
 (6) Incorporated by reference to Exhibit 4(b) to Form 10-K of Atrion Corporation dated March 29, 2000.
 (7) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 6, 1990.
 (8) Incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-8 of AlaTenn Resources, Inc., filed May
         17, 1991 (File No. 33-40639).
 (9) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated March 28, 1994.
 (10) Incorporated by reference to Exhibit 4(d) to the Form S-8 of AlaTenn Resources, Inc., filed July 26, 1995 (File No. 33-61309).
 (11) Incorporated by reference to Exhibit 4.4(b) to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
 (12) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
 (13) Incorporated by reference to Exhibit 4.6 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
 (14) Incorporated by reference to Exhibit 4.7 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
 (15) Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
 (16) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
 (17) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated November 15, 1999.
 (18) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated May 12, 2000.
 (19) Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.
 (20) Incorporated by reference to Exhibit 10k to Form 10-K of Atrion Corporation dated March 30, 2001.
 (21) Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation dated March 26, 2002.
 (22) Incorporated by reference to Exhibit 10m to Form 10-K of Atrion Corporation dated March 26, 2002.
 (23) Incorporated by reference to Exhibit 10q to Form 10-K of Atrion Corporation dated March 13, 2003.
 (24)    Filed herewith.

* Management Contract or Compensatory Plan or Arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Atrion Corporation



                             By: /s/ Emile A. Battat
                                 --------------------
                                 Emile A. Battat
                                 Chairman,
                                 President and Chief
                                 Executive Officer

Dated: March 26, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                     Title                                Date
    -----------                   -------                             -------


/s/ Emile A. Battat     Chairman, President and Chief Executive   March 26, 2004
----------------------- Officer (Principal Executive Officer)
Emile A. Battat



/s/ Jeffery Strickland  Vice President, Chief Financial Officer   March 26, 2004
----------------------- and Secretary-Treasurer (Principal
Jeffery Strickland      Financial and Accounting Officer)




/s/ Richard O. Jacobson               Director                    March 26, 2004
-----------------------
Richard O. Jacobson



/s/ John H. P. Maley                  Director                    March 26, 2004
-----------------------
John H. P. Maley

     Signature                     Title                                Date
    -----------                   -------                             -------


/s/ Hugh J. Morgan, Jr.               Director                    March 26, 2004
-----------------------
Hugh J. Morgan, Jr.



/s/ Roger F. Stebbing                 Director                    March 26, 2004
-----------------------
Roger F. Stebbing



/s/ John P. Stupp, Jr.                Director                    March 26, 2004
-----------------------
John P. Stupp, Jr.


                                  EXHIBIT INDEX
Exhibit
Numbers                                Description                                                             Page
-------                               -------------                                                           ------

  2a    Asset Purchase Agreement, dated March 19, 1997, between Atrion Corporation and Midcoast Energy Resources,
         Inc. (1)
  2b    Asset Purchase Agreement, dated as of December 29, 1997, by and among Quest Medical, Inc., QMI Acquisition
         Corp. and
        Atrion Corporation (2)
  3a    Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(3)
  3b    Amended and Restated Bylaws of Atrion Corporation (18)
  4a    Rights Agreement, dated as of February 1, 1990, between AlaTenn
        Resources, Inc. and American Stock Transfer & Trust Company which includes the form of Right Certificate as Exhibit A and the
        Summary of Rights to Purchase Common Shares as Exhibit B (5)
  4b    Second Amendment to Rights Agreement (6)
 10a*   1990 Stock Option Plan (7)
 10b*   Form of Incentive Stock Option Agreement (8)
 10c*   1994 Key Employee Stock Incentive Plan (9)
 10d*   Form of Incentive Stock Option Agreement (10)
 10e*   Atrion Corporation 1997 Stock Incentive Plan (11)
 10f*   Form of Award Agreement for Incentive Stock Option (12)
 10g*   Form of Award Agreement for Nonqualified Stock Option for Key Employee (13)
 10h*   Form of Award Agreement for Nonqualified Stock Option for Director (14)
 10i*   Atrion Corporation 1998 Outside Directors Stock Option Plan (15)
 10j*   Form of Stock Option Agreement (16)
 10k*   Atrion Corporation Incentive Compensation Plan for Chief Executive Officer  ( 17)
 10l*   Atrion Corporation Incentive Compensation Plan for Chief Financial Officer (18)
 10m*   Severance Plan for Chief Financial Officer (19)
 10n*   Atrion Corporation Incentive Compensation Plan for Chief Financial Officer (20)
 10o*   Agreement regarding the nullification of Incentive Compensation Plan for Chief Executive Officer (21)
 10p*   Chief Executive Officer Employment Agreement (22)
 10q*   Amendment to Chief Executive Officer Employment Agreement (23)
 21     Subsidiaries of Atrion Corporation as of December 31, 2002 (24)                                              50
 23     Consent of Grant Thornton LLP (24)                                                                           51
 31.1   Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (24)                                 52
 31.2   Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (24)                                 54
 32.1   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes -
         Oxley Act Of 2002 (24)                                                                                      56
 32.2   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes -
         Oxley Act Of 2002 (24)


Notes
------
  (1) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997.

  (2) Incorporated by reference to Exhibit 2 to the Form 8-K of Atrion Corporation dated February 17, 1998.
  (3) Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.
  (4) Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Company dated January 10, 1997.
  (5) Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A of AlaTenn Resources, Inc. dated February 15, 1990.
  (6) Incorporated by reference to Exhibit 4(b) to Form 10-K of Atrion Corporation dated March 29, 2000.
  (7) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 6, 1990.
  (8) Incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-8 of AlaTenn Resources, Inc., filed May 17, 1991 (File No. 33-40639).
  (9) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated March 28, 1994.
 (10) Incorporated by reference to Exhibit 4(d) to the Form S-8 of AlaTenn Resources, Inc., filed July 26, 1995 (File No. 33-61309).
 (11) Incorporated by reference to Exhibit 4.4(b) to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
 (12) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
 (13) Incorporated by reference to Exhibit 4.6 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
 (14) Incorporated by reference to Exhibit 4.7 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
 (15) Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
 (16) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
 (17) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated November 15, 1999.
 (18) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated May 12, 2000.
 (19) Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.
 (20) Incorporated by reference to Exhibit 10k to Form 10-K of Atrion Corporation dated March 30, 2001.
 (21) Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation dated March 26, 2002.
 (22) Incorporated by reference to Exhibit 10m to Form 10-K of Atrion Corporation dated March 26, 2002.
 (23) Incorporated by reference to Exhibit 10q to Form 10-K of Atrion Corporation dated March 13, 2003
 (24) Filed herewith.

* Management Contract or Compensatory Plan or Arrangement