Form 10-Q
period 2004-03-31
ATRION CORP
filed 2004-05-13
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2004               Commission File Number 0-10763


                               Atrion Corporation
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                   63-0821819
---------------------------------          -------------------------------------
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

                    YES           X              NO
                                 ---                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding at
        Title of Each Class                              May 3, 2004
----------------------------------------       ---------------------------------
Common stock, Par Value $0.10 per share                   1,708,107

                       ATRION CORPORATION AND SUBSIDIARIES
                       -----------------------------------

                                TABLE OF CONTENTS
                                -----------------



PART I. Financial Information 2

     Item 1. Financial Statements

          Consolidated Statements of Income (Unaudited)
              For the Three Months Ended
              March 31, 2004 and 2003                                         3


          Consolidated Balance Sheets
              March 31, 2004 (Unaudited) and December 31, 2003                4


          Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended
              March 31, 2004 and 2003                                         5


          Notes to Consolidated Financial Statements (Unaudited)              6

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

PART II. Other Information 11

     Item 6. Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                    12

                                     PART I


                              FINANCIAL INFORMATION

Item 1. Financial Statements
                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                              ----------------------------------
                                                    2004             2003
                                              ----------------- ----------------

Revenues                                       $       16,789    $       15,721
Cost of goods sold                                     10,834            10,125
                                               --------------    --------------
Gross profit                                            5,955             5,596
                                               --------------    --------------

Operating expenses:
   Selling                                              1,428             1,409
   General and administrative                           2,081             1,934
   Research and development                               545               529
                                               --------------    --------------
                                                        4,054             3,872
                                               --------------    --------------

Operating income                                        1,901             1,724
                                               --------------    --------------

Other income:
   Interest income                                         11                19
   Interest expense                                      (27)              (60)
   Other income                                             6                 9
                                               --------------    --------------
                                                         (10)              (32)
                                               --------------    --------------

Income before provision for income taxes                1,891             1,692
Provision for income taxes                                604               542
                                               --------------    --------------

Net income                                     $        1,287    $        1,150
                                               ==============    ==============

Income per basic share                         $        0.76     $        0.65
                                               ==============    ==============

Weighted average basic shares outstanding               1,703             1,765

Income per diluted share                       $        0.70     $        0.61
                                               ==============    ==============

Weighted average diluted shares outstanding             1,843             1,871

The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   March 31,       December 31,
                                                      2004             2003
Assets                                            (unaudited)
------                                           -------------    --------------
Current assets:
   Cash and cash equivalents                      $     218         $     298
   Accounts receivable                                8,462             6,226
   Inventories                                       11,612            11,314
   Prepaid expenses                                   1,065             1,894
   Other                                                760               760
                                                  ---------         ---------
                                                     22,117            20,492
                                                  ---------         ---------

Property, plant and equipment                        46,148            45,767
Less accumulated depreciation and amortization       22,467            21,578
                                                  ---------         ---------
                                                     23,681            24,189
                                                  ---------         ---------

Other assets and deferred charges:
   Patents                                            1,899             2,099
   Goodwill                                           9,730             9,730
   Other                                              3,490             3,540
                                                  ---------         ---------
                                                     15,119            15,369
                                                  ---------         ---------

                                                  $  60,917         $  60,050
                                                  =========         =========


Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities       $   5,360         $   6,038
   Accrued income and other taxes                       836               651
                                                  ---------         ---------
                                                      6,196             6,689
                                                  ---------         ---------

Line of credit                                        4,456             4,287

Other non-current liabilities                         4,420             4,470

Stockholders' equity:
   Common shares, par value $0.10 per share;
      authorized 10,000 shares, issued 3,420
      shares                                            342               342
   Paid-in capital                                    9,765             9,673
   Retained earnings                                 69,983            68,900
   Treasury shares,1,712 at March 31, 2004
   and 1,720 at December 31, 2003, at cost         (34,245)          (34,311)
                                                  ---------         ---------
       Total stockholders' equity                    45,845            44,604
                                                  ---------         ---------


                                                  $  60,917         $  60,050
                                                  =========         =========


The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         2004          2003
                                                      ------------- ------------
                                                            (In thousands)
Cash flows from operating activities:
  Net income                                          $      1,287  $     1,150
  Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation and amortization                           1,391        1,101
     Deferred income taxes                                     (70)          17
     Tax benefit related to stock plans                         24          114
     Other                                                       1            3
                                                      ------------- ------------
                                                             2,633        2,385

  Changes in operating assets and liabilities:
      Accounts receivable                                   (2,236)      (1,344)
      Inventories                                             (297)        (769)
      Prepaid expenses                                         829          669
      Other non-current assets                                  50           33
      Accounts payable and current liabilities                (678)         313
      Accrued income and other taxes                           185          188
      Other non-current liabilities                             20           84
                                                      ------------- ------------
  Net cash provided by continuing operations                   506        1,559

Cash flows from investing activities:
 Property, plant and equipment additions                      (684)      (1,053)
 Property, plant and equipment sales                             -            1
                                                      ------------- ------------
                                                              (684)      (1,052)
                                                      ------------- ------------

Cash flows from financing activities:
 Net change in line of credit                                  169       (2,093)
 Issuance of common stock                                      134        1,979
 Dividends                                                    (205)           -
                                                      ------------- ------------
                                                                98         (114)
                                                      ------------- ------------

Net change in cash and cash equivalents                        (80)         393
Cash and cash equivalents at beginning of period               298          353
                                                      ------------- ------------
Cash and cash equivalents at end of period            $        218  $       746
                                                      ============= ============



Cash paid for:
 Interest                                             $         28  $        65
 Income taxes                                         $          -  $        28

The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis of Presentation
     In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation (the "Company"). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 2003 Annual Report on Form 10-K.


(2)  Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

                                        March 31,            December 31,
                                          2004                   2003
   --------------------------------------------------------------------------
   Raw materials                     $        5,882       $        5,641
   Finished goods                             3,987                4,044
   Work in process                            1,743                1,626
   --------------------------------------------------------------------------
   Total inventories                 $       11,612       $       11,314
   --------------------------------------------------------------------------

(3)  Income per share
     The following is the computation for basic and diluted income per share from continuing operations:

                                                 Three months ended March 31,
                                                      2004             2003
                                               ----------------- ---------------
                                                        (in thousands,
                                                  except per share amounts)
Net Income
                                                $        1,287    $      1,150
                                               ================= ===============

 Weighted average basic shares outstanding
                                                         1,703           1,765
 Add:  Effect of dilutive securities (options)
                                                           140             106
                                               ----------------- ---------------
 Weighted average diluted shares outstanding
                                                         1,843           1,871
                                               ================= ===============

Income per share:

   Basic                                        $        0.76     $       0.65
                                               ================= ===============

  Diluted                                       $        0.70     $       0.61
                                               ================= ===============

     Outstanding options that were not included in the diluted income per share calculation because their effect would be anti-dilutive totaled 52,000 and 61,500 for the three month periods ended March 31, 2004 and March 31, 2003, respectively.

                       ATRION CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(4)  Stock-Based Compensation

     At March 31, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                  Three Months ended March 31,
                                                 -------------------------------
                                                     2004              2003
                                                 -------------     -------------
                                                 (in thousands, except per share
                                                             amounts)
Net income, as reported                          $     1,287       $     1,150
Deduct: Total stock-based employee
    compensation expense determined
    under fair value-based methods
    for all awards, net of tax effects                   146               106
                                                 -------------     -------------
Pro forma net income                             $     1,141       $     1,044
                                                 =============     =============
Income per share:
    Basic - as reported                          $      0.76       $      0.65
                                                 =============     =============
    Basic - pro forma                            $      0.67       $      0.59
                                                 =============     =============

    Diluted - as reported                        $      0.70       $      0.61
                                                 =============     =============
    Diluted - pro forma                          $      0.62       $      0.56
                                                 =============     =============

(5)  Pension Benefits
     The components of net periodic pension cost are as follows for the three months ended March 31, 2004 and March 31, 2003 (in thousands):

                                                       Three Months ended
                                                           March 31,
                                                 -------------------------------
                                                     2004              2003
                                                 -------------     -------------
Service cost                                     $       60        $       53
Interest cost                                            78                74
Expected return on assets                              (106)              (87)
Prior service cost amortization                          (9)               (9)
Actuarial loss                                           26                32
Transition amount amortization                          (11)              (11)
                                                 -------------     -------------

Net periodic pension cost                        $       38        $       52
                                                 =============     =============

                       ATRION CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     The Company designs, develops, manufactures, markets, sells and distributes products and components, primarily for the medical and health care industry. The Company markets components to other equipment manufacturers for incorporation in their products and sells finished devices to physicians, hospitals, clinics and other treatment centers. The Company's products and services primarily range from ophthalmology and cardiovascular products to fluid delivery devices, contract manufacturing and kitting services. The Company's products are used in a wide variety of applications by numerous customers. The Company encounters competition in all of its markets and competes primarily on the basis of product quality, price, engineering, customer service and delivery time. For the three months ended March 31, 2004, the Company reported revenues of $16.8 million, operating income of $1.9 million and net income of $1.3 million, up 7 percent, 10 percent and 12 percent, respectively, from the three months ended March 31, 2003.

     Results for the three months ended March 31, 2004
     Consolidated net income totaled $1.3 million, or $0.76 per basic and $0.70 per diluted share, in the first quarter of 2004. This is compared with consolidated net income of $1.2 million, or $0.65 per basic and $0.61 per diluted share, in the first quarter of 2003. The income per basic share computations are based on weighted average basic shares outstanding of 1,703,153 in the 2004 period and 1,764,977 in the 2003 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,843,310 in the 2004 period and 1,870,673 in the 2003 period.

     Consolidated revenues of $16.8 million for the first quarter of 2004 were higher than revenues of $15.7 million for the first quarter of 2003. This 7 percent increase in revenues for the first quarter of 2004 over the first quarter of 2003 is primarily attributable to an approximate 20 percent increase in each of the revenues of the Company's fluid delivery products, cardiovascular products and other products. These increases are generally attributable to higher sales volumes. These increases were partially offset by an approximate 20 percent decrease in the revenues of the Company's ophthalmic products following the fulfillment of a customer's requirements in late 2003. Cost of goods sold of $10.8 million for the first quarter of 2004 was 7 percent higher than in the comparable 2003 period. The increase in cost of goods sold is primarily attributable to increased revenues.

     Gross profit of $6.0 million in the first quarter of 2004 was $359,000, or 6 percent, higher than in the comparable 2003 period. The Company's gross profit percentage in the first quarter of 2004 was 35.5 percent of revenues compared with 35.6 percent of revenues in the first quarter of 2003.

     The Company's first quarter 2004 operating expenses of $4.1 million were $182,000 higher than the operating expenses for the first quarter of 2003, resulting from a $146,000 increase in general and administrative (G&A) expenses, a $20,000 increase in selling expenses and a $16,000 increase in research and development (R&D) expenses. The increase in G&A expenses for the first quarter of 2004 is primarily attributable to a write-off of $124,000 for the impairment of a patent related to a discontinued product. Operating income in the first quarter of 2004 increased $177,000, or 10 percent, to $1.9 million from $1.7 million in the first quarter of 2003. Operating income margin was 11.3 percent of revenues in the first quarter of 2004 compared to 11.0 percent of revenues in the first quarter of 2003. The improvement in operating income is primarily attributable to the previously mentioned gross profit improvement partially offset by the increase in G&A expenses.

     Interest expense for the first quarter of 2004 was $27,000 compared to interest expense of $60,000 for the same period in the prior year. The decrease in the 2004 period from the 2003 period is primarily attributable to the Company's lower average borrowing level in the current-year period combined with a slight decrease in interest rates in 2004 as compared to 2003.

     Income tax expense for the first quarter of 2004 was $604,000 compared to income tax expense of $542,000 for the same period in the prior year. The effective tax rate for the first quarter of 2004 was 31.9 percent compared with 32.6 percent for the first quarter of 2003.

     Liquidity and Capital Resources
     At March 31, 2004, the Company had cash and cash equivalents of $218,000 compared with $298,000 at December 31, 2003. The Company had outstanding borrowings of $4.5 million under its $25 million revolving credit facility ("Credit Facility") at March 31, 2004 and $4.3 million at December 31, 2003. The increase in the outstanding balance under the Credit Facility in the first three months of 2004 is primarily attributable to borrowings to fund planned capital expenditures. The Credit Facility, which expires November 12, 2006, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At March 31, 2004, the Company was in compliance with all financial covenants.

     As of March 31, 2004, the Company had working capital of $15.9 million, including $218,000 in cash and cash equivalents. The $2.1 million increase in working capital during the first three months of 2004 was primarily related to an increase in accounts receivable. The increase in accounts receivable during the first three months of 2004 is directly related to the increase in revenues for the first quarter of 2004 as compared to the fourth quarter of 2003. Cash flows from continuing operations generated $506,000 for the three months ended March 31, 2004 as compared to $1.6 million for the three months ended March 31, 2003. The previously mentioned increase in accounts receivable was the primary contributor to this change. During the first three months of 2004, the Company expended $684,000 for the addition of property and equipment. The Company received net proceeds of $134,000 from the exercise of employee stock options during the first three months of 2004. During the first quarter of 2004 the Company paid dividends totaling $205,000 to its stockholders.

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

Item 3.. Quantitative and Qualitative Disclosures About Market Risk

     For the quarter ended March 31, 2004, The Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2003 Annual Report on Form 10K.

Item 4. Controls and Procedures

     With the participation of management, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that the Company files with the Securities and Exchange Commission.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

          31.2 Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

          32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

          32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

     (b)  Reports on Form 8-K

          On February 12, 2004, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the fourth quarter and year ended December 31, 2003 (Item 12).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Atrion Corporation
                               ------------------
                                  (Registrant)


Date:  May 13, 2004                                      /s/ Emile A. Battat
                                                         -----------------------
                                                         Emile A. Battat
                                                         Chairman, President and
                                                         Chief Executive Officer



Date:  May 13, 2004                                      /s/ Jeffery Strickland
                                                         -----------------------
                                                         Jeffery Strickland
                                                         Vice President and
                                                         Chief Financial Officer