Form 10-Q
period 2004-06-30
ATRION CORP
filed 2004-08-12
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2004               COMMISSION FILE NUMBER 0-10763


                               ATRION CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


              DELAWARE                                 63-0821819
  --------------------------------        -----------------------------------
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

                             YES  [check mark]   NO
                                  ------------     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               NUMBER OF SHARES OUTSTANDING AT
         TITLE OF EACH CLASS                           AUGUST 2, 2004
---------------------------------------     ----------------------------------
COMMON STOCK, PAR VALUE $0.10 PER SHARE                   1,717,507

                       ATRION CORPORATION AND SUBSIDIARIES
                       -----------------------------------
                                TABLE OF CONTENTS
                                -----------------

PART I.       FINANCIAL INFORMATION                                           2

       ITEM 1.  Financial Statements

                     Consolidated Statements of Income (Unaudited)
                         For the Three and Six Months Ended
                         June 30, 2004 and 2003                               3

                     Consolidated Balance Sheets
                         June 30, 2004 (Unaudited) and December 31, 2003      4

                     Consolidated Statements of Cash Flows (Unaudited)
                         For the Six Months Ended
                         June 30, 2004 and 2003                               5

                     Notes to Consolidated Financial Statements (Unaudited)   6

       ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                  8

PART II.      OTHER INFORMATION                                              13

       ITEM 4.   Submission of Matters to a Vote of Security Holders         13

       ITEM 6.   Exhibits and Reports on
                   Form 8-K                                                  13

SIGNATURES                                                                   14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                                  -------------------------         -------------------------
                                                                    2004             2003              2004            2003
                                                                  --------         --------         ----------       --------
                                                                            (in thousands, except per share amounts)
Revenues                                                          $ 16,417         $ 16,175         $ 33,206         $ 31,896
Cost of goods sold                                                  10,351           10,598           21,185           20,723
                                                                  --------         --------         --------         --------
Gross profit                                                         6,066            5,577           12,021           11,173
                                                                  --------         --------         --------         --------
Operating expenses:
   Selling                                                           1,404            1,390            2,833            2,799
   General and administrative                                        2,019            1,951            4,100            3,885
   Research and development                                            579              531            1,123            1,060
                                                                  --------         --------         --------         --------
                                                                     4,002            3,872            8,056            7,744
                                                                  --------         --------         --------         --------
Operating income                                                     2,064            1,705            3,965            3,429
                                                                  --------         --------         --------         --------
Other income:
   Interest income                                                      11               20               22               39
   Interest expense                                                    (16)             (54)             (43)            (114)
   Other income (expense), net                                          39              (14)              45               (5)
                                                                  --------         --------         --------         --------
                                                                        34              (48)              24              (80)
                                                                  --------         --------         --------         --------
Income from continuing operations before provision for
    income taxes                                                     2,098            1,657            3,989            3,349
Provision for income taxes                                             655              509            1,259            1,051
                                                                  --------         --------         --------         --------
Income from continuing operations                                    1,443            1,148            2,730            2,298
Gain on disposal of discontinued operations, net of income
    taxes                                                              165              165              165              165
                                                                  --------         --------         --------         --------
Net income                                                        $  1,608         $  1,313         $  2,895         $  2,463
                                                                  ========         ========         ========         ========
Income per basic share:
   Income from continuing operations                              $   0.84         $   0.67         $   1.60         $   1.33
   Gain on disposal of discontinued operations                        0.10             0.10             0.10             0.10
                                                                  --------         --------         --------         --------
                                                                  $   0.94         $   0.77         $   1.70         $   1.43
                                                                  ========         ========         ========         ========
Weighted average basic shares outstanding                            1,710            1,702            1,706            1,733
                                                                  ========         ========         ========         ========
Income per diluted share:
   Income from continuing operations                              $   0.78         $   0.63         $   1.48         $   1.25
   Gain on disposal of discontinued operations                        0.09             0.09             0.09             0.09
                                                                  --------         --------         --------         --------
                                                                  $   0.87         $   0.72         $   1.57         $   1.34
                                                                  ========         ========         ========         ========
Weighted average diluted shares outstanding                          1,848            1,812            1,846            1,841
                                                                  ========         ========         ========         ========

The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               JUNE 30,
                                                                 2004         DECEMBER 31,
ASSETS                                                        (UNAUDITED)         2003
-------                                                        --------         --------
Current assets:
   Cash and cash equivalents                                   $    691         $    298
   Accounts receivable                                            7,707            6,226
   Inventories                                                   12,784           11,314
   Prepaid expenses                                               1,233            1,894
   Other                                                            760              760
                                                               --------         --------
                                                                 23,175           20,492
                                                               --------         --------
Property, plant and equipment                                    47,522           45,767
Less accumulated depreciation and amortization                   23,522           21,578
                                                               --------         --------
                                                                 24,000           24,189
                                                               --------         --------
Other assets and deferred charges:
   Patents                                                        1,836            2,099
   Goodwill                                                       9,730            9,730
   Other                                                          3,226            3,540
                                                               --------         --------
                                                                 14,792           15,369
                                                               --------         --------
                                                               $ 61,967         $ 60,050
                                                               ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                    $  7,007         $  6,038
   Accrued income and other taxes                                 1,440              651
                                                               --------         --------
                                                                  8,447            6,689
                                                               --------         --------
Line of credit                                                    1,701            4,287

Other non-current liabilities                                     4,373            4,470

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000 shares, issued 3,420 shares                            342              342
   Paid-in capital                                                9,915            9,673
   Retained earnings                                             71,385           68,900
   Treasury shares,1,705 at June 30, 2004 and 1,742
   at December 31, 2003, at cost                                (34,196)         (34,311)
                                                               --------         --------
       Total stockholders' equity                                47,446           44,604
                                                               --------         --------
                                                               $ 61,967         $ 60,050
                                                               ========         ========


The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                             -------------------
                                                              2004       2003
                                                             ------    ---------
                                                               (In thousands)
Cash flows from operating activities:
   Net income                                               $ 2,895     $ 2,463
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Gain on disposal of discontinued operations            (165)       (165)
        Depreciation and amortization                         2,509       2,218
        Deferred income taxes                                  (134)         94
        Tax benefit related to stock plans                       36         170
        Other                                                     1          25
                                                             ------     --------
                                                              5,142       4,805
    Change in operating assets and liabilities:
        Accounts receivable                                  (1,481)     (1,361)
        Inventories                                          (1,469)     (1,254)
        Prepaid expenses                                        661         397
        Other non-current assets                                314          77
        Accounts payable and current liabilities                969       1,365
        Accrued income and other taxes                          789         200
        Other non-current liabilities                            37         234
                                                             ------     --------
    Net cash provided by continuing operations                4,962       4,463
    Net cash provided by discontinued operations                165         165
                                                             ------     --------
                                                              5,127       4,628
                                                             ------     --------
Cash flows from investing activities:
  Property, plant and equipment additions                    (2,058)     (1,819)
  Property, plant and equipment sales                          --            14
                                                             ------     --------
                                                             (2,058)     (1,805)
                                                             ------     --------
Cash flows from financing activities:
  Net change in line of credit                               (2,586)       (651)
  Purchase of treasury stock                                   --        (4,069)
  Issuance of common stock                                      321       2,100
  Dividends                                                    (411)       --
                                                             ------     --------
                                                             (2,676)     (2,620)
                                                             ------     --------
Net change in cash and cash equivalents                         393         203
Cash and cash equivalents at beginning of period                298         353
                                                             ------     --------
Cash and cash equivalents at end of period                  $   691     $   556
                                                            =======     =======
Cash paid for:

  Interest                                                  $    50     $   119
  Income taxes                                              $     0     $   542



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

(2)      INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

                                              JUNE 30,           DECEMBER 31,
                                                2004                 2003
--------------------------------------------------------------------------------
Raw materials                              $        6,824     $        5,641
Finished goods                                      4,522              4,044
Work in process                                     1,438              1,626
--------------------------------------------------------------------------------
Total inventories                          $       12,784     $       11,314
--------------------------------------------------------------------------------


(3)      INCOME PER SHARE
         The following is the computation for basic and diluted income per share from continuing operations:


                                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                         2004            2003              2004            2003
                                                      --------------------------        --------------------------
                                                              (in  thousands,  except per share  amounts)
Income from continuing operations                     $    1,443     $    1,148         $    2,730     $    2,298
                                                      =========================         =========================
         Weighted average basic shares outstanding         1,710          1,702              1,706          1,733
         Add:  Effect of dilutive securities
            (options)                                        138            110                140            108
                                                      -------------------------         -------------------------
         Weighted average diluted shares
            outstanding                                    1,848          1,812              1,846          1,841
                                                      =========================         =========================

        EARNINGS PER SHARE FROM CONTINUING

            OPERATIONS:

           Basic                                      $     0.84     $     0.67         $     1.60     $     1.33
                                                      =========================         =========================
           Diluted                                    $     0.78     $     0.63         $     1.48     $     1.25
                                                      =========================         =========================

        Outstanding options that were not included in the diluted income per share calculation because their effect would be anti-dilutive totaled 52,000 and 39,500 for the three-month periods ended June 30, 2004 and June 30, 2003, respectively,and 52,000 and 25,250 for the six-month periods ended June 30, 2004 and June 30, 2003, respectively.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 (4)     STOCK-BASED COMPENSATION

         At  June  30,  2004,  the  Company  had  three   stock-based   employee
         compensation plans. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                          -------------------------------         -----------------------------
                                                              2004               2003                2004               2003
                                                          -----------         -----------         -----------         ---------
                                                                         (in thousands, except per share amounts)
Net income, as reported                                   $     1,608         $     1,313         $     2,895         $   2,463
Deduct: Total stock-based employee
    compensation expense determined under
    fair value-based methods for all awards,
    net of tax effects                                            343                 106                 486               212
                                                          -----------         -----------         -----------         ---------
Pro forma net income                                      $     1,265         $     1,207         $     2,409         $   2,251
                                                          ===========         ===========         ===========         =========
Income per share:
    Basic - as reported                                   $      0.94         $      0.77         $      1.70         $    1.43
                                                          ===========         ===========         ===========         =========
    Basic - pro forma                                     $      0.74         $      0.71         $      1.41         $    1.30
                                                          ===========         ===========         ===========         =========
    Diluted - as reported                                 $      0.87         $      0.72         $      1.57         $    1.34
                                                          ===========         ===========         ===========         =========
    Diluted - pro forma                                   $      0.68         $      0.67         $      1.30         $    1.22
                                                          ===========         ===========         ===========         =========

 (5)     PENSION BENEFITS

         The components of net periodic pension cost are as follows for the three and six months ended June 30, 2004 and June 30, 2003 (in thousands):


                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  JUNE 30,              JUNE 30,
                                                             2004         2003     2004         2003
                                                            -----         ----     ----         ----
Service cost                                                $  60         $ 53     $ 120        $ 106
Interest cost                                                  78           74       156          148
Expected return on assets                                    (106)         (87)     (212)        (174)
Prior service cost amortization                                (9)          (9)      (18)         (18)
Actuarial loss                                                 26           32        52           64
Transition amount amortization                                (11)         (11)      (22)         (22)
                                                            -----         ----     -----        -----
Net periodic pension cost                                   $  38         $ 52     $  76        $ 104
                                                            =====         ====     =====        =====

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

         For the three months ended June 30, 2004, the Company reported revenues of $16.4 million, operating income of $2.1 million and net income of $1.6 million, up 1 percent, 21 percent and 22 percent, respectively, from the three months ended June 30, 2003. For the six months ended June 30, 2004, the Company reported revenues of $33.2 million, operating income of $4.0 million and net income of $2.9 million, up 4 percent, 16 percent and 18 percent, respectively, from the six months ended June 30, 2003.

         RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004

         The Company's income from continuing operations for the three months ended June 30, 2003 was $1.4 million, or $0.84 per basic and $0.78 per diluted share, compared with income from continuing operations for the three months ended June 30, 2003 of $1.1 million, or $0.67 per basic and $0.63 per diluted share. Consolidated net income, including discontinued operations, totaled $1.6 million, or $0.94 per basic and $0.87 per diluted share, in the second quarter of 2004. This is compared with consolidated net income, including discontinued operations, of $1.3 million, or $0.77 per basic and $0.72 per diluted share, in the second quarter of 2003. The income per basic share computations are based on weighted average basic shares outstanding of 1,709,775 in the 2004 period and 1,701,627 in the 2003 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,847,565 in the 2004 period and 1,811,949 in the 2003 period.

         Consolidated revenues of $16.4 million for the second quarter of 2004 were higher than revenues of $16.2 million for the second quarter of 2003. This 1 percent increase in revenues for the second quarter of 2004 over the second quarter of 2003 is primarily attributable to increases in the revenues from the Company's fluid delivery products, cardiovascular products and other products. These increases are generally attributable to higher sales volumes. These increases were largely offset by a decrease in the revenues from the Company's ophthalmic products following the fulfillment of a customer's requirements in late 2003. Revenue comparisons for the remainder of the year will be similarly affected by the completion of that order. Cost of goods sold of $10.4 million for the second quarter of 2004 was 2 percent lower than in the comparable 2003 period primarily as a result of a change in product mix.

         Gross profit of $6.1 million in the second quarter of 2004 was $489,000, or 9 percent, higher than in the comparable 2003 period. The Company's gross profit percentage in the second quarter of 2004 was
         36.9 percent of revenues compared with 34.5 percent of revenues in the second quarter of 2003. This increase in gross profit percentage is primarily related to a change in product mix. The previously mentioned reduced ophthalmic revenues generated a lower gross profit percentage as compared with the gross profit percentage generated by the higher revenues from the Company's fluid delivery products, cardiovascular products and other products.

         The Company's second quarter 2004 operating expenses of $4.0 million were $130,000 higher than the operating expenses for the second quarter of 2003, resulting from a $68,000 increase in general and administrative (G&A) expenses, a $15,000 increase in selling expenses and a $47,000 increase in research and development (R&D) expenses. The increase in G&A expenses for the second quarter of 2004 is primarily attributable to increases in outside services and compensation. The increase in R&D expenses for the second quarter of 2004 is primarily attributable to increases in outside services. Operating income in the second quarter of 2004 increased $359,000, or 21 percent, to $2.1 million from $1.7 million in the second quarter of 2003. Operating income margin was 12.6 percent of revenues in the second quarter of 2004 compared to 10.5 percent of revenues in the second quarter of 2003. The improvement in operating income is primarily attributable to the previously mentioned gross profit improvement partially offset by the increase in operating expenses.

         Interest expense for the second quarter of 2004 was $16,000 compared to interest expense of $54,000 for the same period in the prior year. The decrease in the 2004 period from the 2003 period is primarily attributable to the Company's lower average borrowing level in the current-year period.

         Income tax expense for the second quarter of 2004 was $655,000 compared to income tax expense of $509,000 for the same period in the prior year. The effective tax rate for the second quarter of 2004 was 31.2 percent compared with 30.7 percent for the second quarter of 2003.

         The Company recorded a gain on the disposal of discontinued operations relating to the 1997 sale of its natural gas operations of $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for the second quarter of 2004 and $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for the second quarter of 2003, resulting from the receipt of contingent deferred payments in each year.

         RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004

         The Company's income from continuing operations for the six months ended June 30, 2003 was $2.7 million, or $1.60 per basic and $1.48 per diluted share, compared with income from continuing operations for the six months ended June 30, 2003 of $2.3 million, or $1.33 per basic and $1.25 per diluted share. Consolidated net income, including discontinued operations, totaled $2.9 million, or $1.70 per basic and $1.57 per diluted share, in the first six months of 2004. This is compared with consolidated net income, including discontinued operations, of $2.5 million, or $1.43 per basic and $1.34 per diluted share, in the first six months of 2003. The income per basic share computations are based on weighted average basic shares outstanding of 1,706,464 in the 2004 period and 1,733,127 in the 2003 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,846,309 in the 2004 period and 1,841,258 in the 2003 period.

         Consolidated revenues of $33.2 million for the first six months of 2004 were higher than revenues of $31.9 million for the first six months of 2003. This 4 percent increase in revenues for the first six months of 2004 over the first six months of 2003 is primarily attributable to an increase in the revenues from the Company's fluid delivery products, cardiovascular products and other products. These increases are generally attributable to higher sales volumes. These increases were partially offset by a decrease in the revenues from the Company's ophthalmic products following the fulfillment of a customer's requirements in late 2003. Cost of goods sold of $21.2 million for the first six months of 2004 was 2 percent higher than in the comparable 2003 period. The increase in cost of goods sold is primarily the result of higher sales volumes.

         Gross profit of $12.0 million in the first six months of 2004 was $848,000, or 8 percent, higher than in the comparable 2003 period. The Company's gross profit percentage in the first six months of 2004 was
         36.2 percent of revenues compared with 35.0 percent of revenues in the first six months of 2003. This increase in gross profit percentage is primarily related to a change in product mix. The previously mentioned reduced ophthalmic revenues generated a lower gross profit percentage as compared with the gross profit percentage generated by the higher revenues from the Company's fluid delivery products, cardiovascular products and other products.

         The Company's operating expenses of $8.1 million for the first six months of 2004 were $312,000 higher than the operating expenses for the first six months of 2003. This resulted from a $215,000 increase in G&A expenses, a $34,000 increase in selling expenses and a $63,000 increase in R&D expenses. The increase in G&A expenses for the first six months of 2004 is primarily attributable to a write-off of $124,000 for the impairment of a patent related to a discontinued product and increased outside services and compensation. Operating income in the first six months of 2004 increased $536,000, or 16 percent, to $4.0 million from $3.4 million in the first six months of 2003. Operating income margin was 11.9 percent of revenues in the first six months of 2004 compared to 10.8 percent of revenues in the first six months of 2003. The improvement in operating income is primarily attributable to the previously mentioned gross profit improvement partially offset by the increase in operating expenses.

         Interest expense for the first six months of 2004 was $43,000 compared to interest expense of $114,000 for the same period in the prior year. The decrease in the 2004 period from the 2003 period is primarily attributable to the Company's lower average borrowing level in the current-year period.

         Income tax expense for the first six months of 2004 was $1.3 million compared to income tax expense of $1.1 million for the same period in the prior year. The effective tax rate for the first six months of 2004 was 31.6 percent compared with 31.4 percent for the first six months of 2003.

         The Company recorded a gain on the disposal of discontinued operations relating to the 1997 sale of its natural gas operations of $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for the first six months of 2004 and $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for the first six months of 2003, resulting from the receipt of contingent deferred payments in each year.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, the Company had cash and cash equivalents of $691,000 compared with $298,000 at December 31, 2003. The Company had outstanding borrowings of $1.7 million under its $25 million revolving credit facility ("Credit Facility") at June 30, 2004 and $4.3 million at December 31, 2003. The decrease in the outstanding balance under the Credit Facility in the first six months of 2004 is primarily attributable to cash provided by continuing operations. The Credit Facility, which expires November 12, 2006, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At June 30, 2004, the Company was in compliance with all financial covenants.

         As of June 30, 2004, the Company had working capital of $14.7 million, including $691,000 in cash and cash equivalents. The $925,000 increase in working capital during the first six months of 2004 was primarily related to increases in accounts receivable and inventories offset by increases in current liabilities. The increase in accounts receivable during the first six months of 2004 is directly related to the increase in revenues for the second quarter of 2004 as compared to the fourth quarter of 2003. The increase in inventories is primarily attributable to planned increases related to new product introductions. The increase in current liabilities is primarily related to standard accruals made in the normal course of operations and accruals for income and other taxes. Cash flows from continuing operations generated $5.0 million for the six months ended June 30, 2004 as compared to $4.5 million for the six months ended June 30, 2003. Earnings from continuing operations were the primary contributor to this increase. During the first six months of 2004, the Company expended $2.1 million for the addition of property and equipment. The Company received net proceeds of $321,000 from the exercise of employee stock options during the first six months of 2004. During the first six months of 2004 the Company paid dividends totaling $411,000 to its stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the quarter ended June 30, 2004, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2003 Annual Report on Form 10K.

ITEM 4. CONTROLS AND PROCEDURES

         With the participation of management, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that the Company files with the Securities and Exchange Commission.

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

                                     PART II

                                OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company held its 2004 Annual Meeting of Stockholders on May 27, 2004 at its offices in Allen, Texas. At such meeting, the Company's stockholders ratified the appointment of Grant Thornton LLP as independent accountants with 1,511,009 shares voted for ratification, 8,886 voted against and 150 abstentions. The voting with respect to the nominees for election as directors was as follows:

      NOMINEE                          VOTES FOR             VOTES WITHHELD
-----------------                      ----------            --------------
Roger F. Stebbing                      1,499,749                 20,276
John P. Stupp, Jr.                     1,499,749                 20,276

          The terms of the following directors continued after the meeting:
          Emile A. Battat, John H. P. Maley, Richard O. Jacobson and Hugh J. Morgan, Jr.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

               31.1 Sarbanes-Oxley Act Section 302 Certification of Chief
                    Executive Officer

               31.2 Sarbanes-Oxley Act Section 302 Certification of Chief
                    Financial Officer

               32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                    Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

               32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                    Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

              (b) Reports on Form 8-K

                     On April 29, 2005, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the first quarter ended March 31, 2004 (Item 12).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ATRION CORPORATION

                                            (Registrant)

         Date:  August 12, 2004               /s/ Emile A. Battat
                                              --------------------------
                                              Emile A. Battat
                                              Chairman, President and
                                              Chief Executive Officer

         Date:  August 12, 2004               /s/ Jeffery Strickland
                                              --------------------------
                                              Jeffery Strickland
                                              Vice President and
                                              Chief Financial Officer