Form 10-Q
period 2004-09-30
ATRION CORP
filed 2004-11-12
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2004           Commission File Number 0-10763


                               Atrion Corporation
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                         63-0821819
--------------------------------           -------------------------------------
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

                               YES __X__       NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding at
        Title of Each Class                              November 2, 2004
----------------------------------------        --------------------------------
Common stock, Par Value $0.10 per share                     1,716,407

                       ATRION CORPORATION AND SUBSIDIARIES
                       -----------------------------------

                                TABLE OF CONTENTS
                                -----------------



PART I. Financial Information                                                2

  Item 1. Financial Statements

            Consolidated Statements of Income (Unaudited)
             For the Three and Nine Months Ended
             September 30, 2004 and 2003                                     3


            Consolidated Balance Sheets
             September 30, 2004 (Unaudited) and December 31, 2003            4


            Consolidated Statements of Cash Flows (Unaudited)
             For the Nine Months Ended
             September 30, 2004 and 2003                                     5


            Notes to Consolidated Financial Statements (Unaudited)           6

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                        8

PART II. Other Information                                                  13

  Item 1. Legal Proceedings                                                 13

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       13

  Item 6. Exhibits and Reports on
           Form 8-K                                                         14

SIGNATURES                                                                  15

                                     PART I


                              FINANCIAL INFORMATION

Item 1. Financial Statements

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended          Nine Months Ended
                                                                       September 30,                September 30,
                                                                  -----------------------     -----------------------
                                                                    2004          2003          2004          2003
                                                                         (in thousands, except per share amounts)

Revenues                                                          $ 16,704      $ 16,117      $ 49,910      $ 48,013
Cost of goods sold                                                  10,506        10,291        31,691        31,014
                                                                  ---------     ---------     ---------     ---------
Gross profit                                                         6,198         5,826        18,219        16,999
                                                                  ---------     ---------     ---------     ---------

Operating expenses:
  Selling                                                            1,223         1,437         4,055         4,235
  General and administrative                                         2,170         1,987         6,270         5,872
  Research and development                                             588           547         1,712         1,607
                                                                  ---------     ---------     ---------     ---------
                                                                     3,981         3,971        12,037        11,714
                                                                  ---------     ---------     ---------     ---------
Operating income                                                     2,217         1,855         6,182         5,285
                                                                  ---------     ---------     ---------     ---------

Other income:
  Interest income                                                       11            16            33            55
  Interest expense                                                     (23)          (46)          (66)         (161)
  Other income (expense), net                                           --             5            45            --
                                                                  ---------     ---------     ---------     ---------
                                                                       (12)          (25)           12          (106)
                                                                  ---------     ---------     ---------     ---------
Income from continuing operations before provision for
 income taxes                                                        2,205         1,830         6,194         5,179

Provision for income taxes                                             449           500         1,708         1,551
                                                                  ---------     ---------     ---------     ---------

Income from continuing operations                                    1,756         1,330         4,486         3,628
Gain on disposal of discontinued operations, net of
 income taxes                                                           --            --           165           165
                                                                  ---------     ---------     ---------     ---------
Net income                                                        $  1,756      $  1,330      $  4,651      $  3,793
                                                                  =========     =========     =========     =========

Income per basic share:
  Income from continuing operations                               $   1.02      $   0.79      $   2.62      $   2.11
  Gain on disposal of discontinued operations                           --            --          0.10          0.10
                                                                  ---------     ---------     ---------     ---------
                                                                  $   1.02      $   0.79      $   2.72      $   2.21
                                                                  =========     =========     =========     =========

Weighted average basic shares outstanding                            1,716         1,683         1,710         1,716
                                                                  =========     =========     =========     =========

Income per diluted share:
  Income from continuing operations                               $   0.95      $   0.73      $   2.43      $   1.98
  Gain on disposal of discontinued operations                           --            --          0.09          0.09
                                                                  ---------     ---------     ---------     ---------
                                                                  $   0.95      $   0.73      $   2.52      $   2.07
                                                                  =========     =========     =========     =========

Weighted average diluted shares outstanding                          1,854         1,823         1,849         1,835
                                                                  =========     =========     =========     =========

The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                     September 30,        December 31,
                                                                                         2004                 2003
Assets                                                                                (unaudited)
------                                                                               -------------        ------------
Current assets:
   Cash and cash equivalents                                                         $        446         $       298
   Accounts receivable                                                                      8,100               6,226
   Inventories                                                                             13,047              11,314
   Deposit on land purchase                                                                 3,750                  --
   Prepaid expenses                                                                         1,368               1,894
   Other                                                                                      760                 760
                                                                                     -------------        ------------
                                                                                           27,471              20,492
                                                                                     -------------        ------------


Property, plant and equipment                                                              49,191              45,767
Less accumulated depreciation and amortization                                             24,360              21,578
                                                                                     -------------        ------------
                                                                                           24,831              24,189
                                                                                     -------------        ------------
Other assets and deferred charges:
   Patents                                                                                  1,775               2,099
   Goodwill                                                                                 9,730               9,730
   Other                                                                                    3,132               3,540
                                                                                     -------------        ------------
                                                                                           14,637              15,369
                                                                                     -------------        ------------

                                                                                     $     66,939         $    60,050
                                                                                     =============        ============


Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities                                          $      8,295         $     6,038
   Accrued income and other taxes                                                             879                 651
                                                                                     -------------        ------------
                                                                                            9,174               6,689
                                                                                     -------------        ------------

Line of credit                                                                              4,034               4,287

Other non-current liabilities                                                               4,801               4,470

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
    10,000 shares, issued 3,420 shares                                                        342                 342
   Paid-in capital                                                                          9,941               9,673
   Retained earnings                                                                       72,900              68,900
   Treasury shares,1,704 at September 30, 2004 and 1,720
   at December 31, 2003, at cost                                                          (34,253)            (34,311)
                                                                                     -------------        ------------
       Total stockholders' equity                                                          48,930              44,604
                                                                                     -------------        ------------


                                                                                     $     66,939         $    60,050
                                                                                     =============        ============


The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                     -------------        ------------
                                                                                         2004                 2003
                                                                                     -------------        ------------

Cash flows from operating activities:
   Net income                                                                        $      4,651         $     3,793
   Adjustments to reconcile net income to
    net cash provided by operating activities:
        Gain on disposal of discontinued operations                                          (165)               (165)
        Depreciation and amortization                                                       3,732               3,369
        Deferred income taxes                                                                 297                 298
        Tax benefit related to stock plans                                                     43                 204
        Other                                                                                   1                  31
                                                                                     -------------        ------------
                                                                                            8,559               7,530
    Change in operating assets and liabilities:
        Accounts receivable                                                                (1,874)             (1,132)
        Inventories                                                                        (1,733)             (1,638)
        Prepaid expenses                                                                      526                 755
        Other non-current assets                                                              409                 215
        Accounts payable and current liabilities                                            2,257               1,653
        Accrued income and other taxes                                                        228                 567
        Other non-current liabilities                                                          34                 420
                                                                                     -------------        ------------
    Net cash provided by continuing operations                                              8,406               8,370
    Net cash provided by discontinued operations                                              165                 165
                                                                                     -------------        ------------
                                                                                            8,571               8,535
                                                                                     -------------        ------------
Cash flows from investing activities:
  Property, plant and equipment additions                                                  (4,052)             (3,611)
  Deposit on land purchase                                                                 (3,750)                 --
  Property, plant and equipment sales                                                          --                  20
                                                                                     -------------        ------------
                                                                                           (7,802)             (3,591)
                                                                                     -------------        ------------

Cash flows from financing activities:
  Net change in line of credit                                                               (253)             (2,835)
  Purchase of treasury stock                                                                  (84)             (4,069)
  Issuance of common stock                                                                    367               2,240
  Dividends                                                                                  (651)               (202)
                                                                                     -------------        ------------
                                                                                             (621)             (4,866)
                                                                                     -------------        ------------

Net change in cash and cash equivalents                                                       148                  78
Cash and cash equivalents at beginning of period                                              298                 353
                                                                                     -------------        ------------
Cash and cash equivalents at end of period                                           $        446         $       431
                                                                                     =============        ============



Cash paid for:
  Interest                                                                           $         68         $       171
  Income taxes                                                                       $        635         $     1,105


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


(2)  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

                                                 September 30,     December 31,
                                                     2004              2003
--------------------------------------------------------------------------------
Raw materials                                   $       5,671     $      5,641
Finished goods                                          4,208            4,044
Work in process                                         3,168            1,629
--------------------------------------------------------------------------------
Total inventories                               $      13,047     $     11,314
================================================================================

(3)  Income per share

     The following is the computation for basic and diluted income per share from continuing operations:

                                               Three months ended       Nine months ended
                                                  September 30,            September 30,
                                                2004        2003         2004       2003
                                               -------------------     -------------------
                                                (in thousands, except per share amounts)

     Income from continuing operations         $ 1,756    $ 1,330      $ 4,486    $ 3,793
                                               ===================     ===================

     Weighted average basic shares
      outstanding
                                                 1,716      1,683        1,710      1,716
     Add: Effect of dilutive securities
      (options)                                    138        140          139        119
                                               -------------------     -------------------
     Weighted average diluted shares
      outstanding                                1,854      1,823        1,849      1,835
                                               ===================     ===================

     Earnings per share from
      continuing operations:

       Basic                                   $  1.02    $  0.79      $  2.62    $  2.11
                                               ===================     ===================
       Diluted                                 $  0.95    $  0.73      $  2.43    $  1.98
                                               ===================     ===================

     Outstanding options that were not included in the diluted income per share calculation because their effect would be anti-dilutive totaled zero for the three-month periods ended September 30, 2004 and September 30, 2003, respectively, and 34,667 and 33,667 for the nine-month periods ended
     September 30, 2004 and September 30, 2003, respectively.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  Stock-Based Compensation
     At September 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                               Three Months ended       Nine Months ended
                                                  September 30,           September 30,
                                               -------------------     -------------------
                                                 2004       2003         2004       2003
                                               --------   --------     --------   --------
                                                 (in thousands, except per share amounts)

     Net income, as reported                   $ 1,756    $ 1,330      $ 4,651    $ 3,793

     Deduct: Total stock-based employee
      compensation expense determined
      under fair value-based methods for
      all awards, net of tax effects               153        245          640        457
                                               --------   --------     --------   --------
     Pro forma net income                      $ 1,603    $ 1,085      $ 4,011    $ 3,336
                                               ========   ========     ========   ========
     Income per share:
         Basic - as reported                   $  1.02    $  0.79      $  2.72    $  2.21
                                               ========   ========     ========   ========
         Basic - pro forma                     $  0.93    $  0.64      $  2.35    $  1.94
                                               ========   ========     ========   ========

         Diluted - as reported                 $  0.95    $  0.73      $  2.52    $  2.07
                                               ========   ========     ========   ========
         Diluted - pro forma                   $  0.86    $  0.60      $  2.17    $  1.82
                                               ========   ========     ========   ========

(5)  Pension Benefits
     The components of net periodic pension cost are as follows for the three and nine months ended September 30, 2004 and September 30, 2003 (in thousands):

                                               Three Months ended       Nine Months ended
                                                  September 30,           September 30,
                                               -------------------     -------------------
                                                 2004       2003         2004       2003
                                               --------   --------     --------   --------
     Service cost                              $    60    $    53      $   180    $   159
     Interest cost                                  78         74          234        222
     Expected return on assets                    (106)       (87)        (318)      (261)
     Prior service cost amortization                (9)        (9)         (27)       (27)
     Actuarial loss                                 26         32           78         96
     Transition amount amortization                (11)       (11)         (33)       (33)
                                               --------   --------     --------   --------

     Net periodic pension cost                 $    38    $    52      $   114    $   156
                                               ========   ========     ========   ========

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

     For the three months ended September 30, 2004, the Company reported revenues of $16.7 million, operating income of $2.2 million and net income of $1.8 million, up 4 percent, 20 percent and 32 percent, respectively, from the three months ended September 30, 2003. For the nine months ended September 30, 2004, the Company reported revenues of $49.9 million, operating income of $6.2 million and net income of $4.7 million, up 4 percent, 17 percent and 23 percent, respectively, from the nine months ended September 30, 2003.

     Results for the three months ended September 30, 2004
     The Company's net income for the three months ended September 30, 2003 was $1.8 million, or $1.02 per basic and $0.95 per diluted share, compared with net income for the three months ended September 30, 2003 of $1.3 million, or $0.79 per basic and $0.73 per diluted share. The income per basic share computations are based on weighted average basic shares outstanding of 1,715,991 in the 2004 period and 1,683,339 in the 2003 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,853,860 in the 2004 period and 1,822,881 in the 2003 period.

     Consolidated revenues of $16.7 million for the third quarter of 2004 were 4 percent higher than revenues of $16.1 million for the third quarter of 2003. This increase in revenues for the third quarter of 2004 over the third quarter of 2003 is primarily attributable to increases in the revenues from the Company's fluid delivery products, cardiovascular products and other products. These increases, which are generally attributable to higher sales volumes, are largely offset by a decrease in the revenues from the Company's ophthalmic products following the fulfillment of a customer's requirements in late 2003. Revenue comparisons for the remainder of the year will be similarly affected by the completion of that order. Cost of goods sold of $10.5 million for the third quarter of 2004 was 2 percent higher than in the comparable 2003 period primarily as a result of increased revenues offset by a change in product mix.

     Gross profit of $6.2 million in the third quarter of 2004 was $372,000, or 6 percent, higher than in the comparable 2003 period. The Company's gross profit percentage in the third quarter of 2004 was 37.1 percent of revenues compared with 36.1 percent of revenues in the third quarter of 2003. This increase in gross profit percentage is primarily related to a change in product mix. Revenues from ophthalmic products in the 2003 period generated a lower gross profit percentage as compared with the gross profit percentage in the current year period generated by the higher revenues from the Company's fluid delivery products, cardiovascular products and other products.

     The Company's third quarter 2004 operating expenses of $4.0 million were $10,000 higher than the operating expenses for the third quarter of 2003, resulting from a $183,000 increase in general and administrative (G&A) expenses and a $41,000 increase in research and development (R&D) expenses largely offset by a $214,000 decrease in selling expenses. The increase in G&A expenses for the third quarter of 2004 is primarily attributable to increases in legal costs. The decrease in selling expenses for the third quarter of 2004 is primarily attributable to decreases in outside services, travel-related expenses and compensation. Operating income in the third quarter of 2004 increased $362,000, or 20 percent, to $2.2 million from $1.9 million in the third quarter of 2003. Operating income was 13.3 percent of revenues in the third quarter of 2004 compared to 11.5 percent of revenues in the third quarter of 2003. The improvement in operating income is primarily attributable to the previously mentioned gross profit improvement.

     Interest expense for the third quarter of 2004 was $23,000 compared to interest expense of $46,000 for the same period in the prior year. The decrease in the 2004 period from the 2003 period is primarily attributable to the Company's lower average borrowing level in the current-year period.

     Income tax expense for the third quarter of 2004 was $449,000 compared to income tax expense of $500,000 for the same period in the prior year. The effective tax rate for the third quarter of 2004 was 20.4 percent compared with 27.3 percent for the third quarter of 2003. The lower effective tax rate for the third quarter of 2004 is primarily a result of benefits from tax incentives for exports and R&D expenditures being a larger percentage of taxable income in 2004 than in 2003 and the utilization of capital loss carryforwards being a larger percentage of taxable income in 2004 than in 2003.

     Results for the nine months ended September 30, 2004
     The Company's income from continuing operations for the nine months ended September 30, 2003 was $4.5 million, or $2.62 per basic and $2.43 per diluted share, compared with income from continuing operations for the nine months ended September 30, 2003 of $3.6 million, or $2.11 per basic and $1.98 per diluted share. Consolidated net income, including discontinued operations, totaled $4.7 million, or $2.72 per basic and $2.52 per diluted share, in the first nine months of 2004. This is compared with consolidated net income, including discontinued operations, of $3.8 million, or $2.21 per basic and $2.07 per diluted share, in the first nine months of 2003. The income per basic share computations are based on weighted average basic shares outstanding of 1,709,663 in the 2004 period and 1,716,349 in the 2003 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,848,826 in the 2004 period and 1,835,132 in the 2003 period.

     Consolidated revenues of $49.9 million for the first nine months of 2004 were 4 percent higher than revenues of $48.0 million for the first nine months of 2003. This increase in revenues for the first nine months of 2004 over the first nine months of 2003 is primarily attributable to an increase in the revenues from the Company's fluid delivery products, cardiovascular products and other products. These increases, which are generally attributable to higher sales volumes, are partially offset by a decrease in the revenues from the Company's ophthalmic products following the fulfillment of a customer's requirements in late 2003. Cost of goods sold of $31.7 million for the first nine months of 2004 was 2 percent higher than in the comparable 2003 period. The increase in cost of goods sold is primarily the result of higher sales volumes.

     Gross profit of $18.2 million in the first nine months of 2004 was $1.2 million, or 7 percent, higher than in the comparable 2003 period. The Company's gross profit percentage in the first nine months of 2004 was 36.5 percent of revenues compared with 35.4 percent of revenues in the first nine months of 2003. This increase in gross profit percentage is primarily related to a change in product mix. Revenues from ophthalmic products in the 2003 period generated a lower gross profit percentage as compared with the gross profit percentage in the current year period generated by the higher revenues from the Company's fluid delivery products, cardiovascular products and other products.

     The Company's operating expenses of $12.0 million for the first nine months of 2004 were $323,000 higher than the operating expenses for the first nine months of 2003. This resulted from a $398,000 increase in G&A expenses, a $180,000 decrease in selling expenses and a $105,000 increase in R&D expenses. The increase in G&A expenses for the first nine months of 2004 is primarily attributable to a write-off of $124,000 for the impairment of a patent related to a discontinued product and increased outside services, compensation and legal costs. Operating income in the first nine months of 2004 increased $897,000, or 17 percent, to $6.2 million from $5.3 million in the first nine months of 2003. Operating income was 12.4 percent of revenues in the first nine months of 2004 compared to 11.0 percent of revenues in the first nine months of 2003. The improvement in operating income is primarily attributable to the previously mentioned gross profit improvement partially offset by the increase in operating expenses.

     Interest expense for the first nine months of 2004 was $66,000 compared to interest expense of $161,000 for the same period in the prior year. The decrease in the 2004 period from the 2003 period is primarily attributable to the Company's lower average borrowing level in the current-year period.

     Income tax expense for the first nine months of 2004 was $1.7 million compared to income tax expense of $1.6 million for the same period in the prior year. The effective tax rate for the first nine months of 2004 was
     27.6 percent compared with 29.9 percent for the first nine months of 2003.

     The Company recorded a gain on the disposal of discontinued operations relating to the 1997 sale of its natural gas operations of $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for the first nine months of 2004 and $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for the first nine months of 2003, resulting from the receipt of contingent deferred payments in each year.

     Liquidity and Capital Resources
     At September 30, 2004, the Company had cash and cash equivalents of $446,000 compared with $298,000 at December 31, 2003. The Company had outstanding borrowings of $4.0 million under its $25 million revolving credit facility ("Credit Facility") at September 30, 2004 and $4.3 million at December 31, 2003. The decrease in the outstanding balance under the Credit Facility in the first nine months of 2004 is primarily attributable to cash provided by operations offset by borrowings to make a deposit on the purchase of a parcel of land and the purchase of property and equipment. The deposit on the land purchase is related to a proposed new manufacturing facility for the Company's Florida operation which is expected to be constructed by May 2006. The Credit Facility, which expires November 12, 2006, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At September 30, 2004, the Company was in compliance with all financial covenants.

     As of September 30, 2004, the Company had working capital of $18.3 million, including $446,000 in cash and cash equivalents. The $4.5 million increase in working capital during the first nine months of 2004 was primarily related to the $3.8 million deposit on land purchase, increases in accounts receivable and inventories offset by increases in current liabilities. The increase in accounts receivable during the first nine months of 2004 is directly related to the increase in revenues for the third quarter of 2004 as compared to the fourth quarter of 2003. The increase in inventories is primarily attributable to planned increases related to new product introductions. The increase in current liabilities is primarily related to standard accruals made in the normal course of operations and accruals for income and other taxes. Cash flows from continuing operations generated $8.4 million for the nine months ended September 30, 2004 as compared to $8.4 million for the nine months ended September 30, 2003. During the first nine months of 2004, the Company expended $3.8 million on a deposit for a land purchase and $4.1 million for the addition of property and equipment. The Company received net proceeds of $367,000 from the exercise of employee stock options during the first nine months of 2004. During the first nine months of 2004 the Company paid dividends totaling $651,000 to its stockholders.

     The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's credit facility, supplemented, if necessary, with equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for the foreseeable future.

     For information about certain litigation to which a Company subsidiary is a party, see Item 2 of Part II of the Form 10-Q.

     Forward-Looking Statements
     The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding future liquidity and capital resources. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those expressed in or underlying the Company's forward-looking statements: changing economic, market and business conditions; market acceptance of the Company's products; the effects of governmental regulation; acts of war or terrorism; competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; changes in the prices or availability of raw materials; changes in product mix; product liability and patent infringement claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customer. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For the quarter ended September 30, 2004, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2003 Annual Report on Form 10K.

Item 4. Controls and Procedures

     With the participation of management, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that the Company files with the Securities and Exchange Commission.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On May 6, 2004, Halkey-Roberts Corporation, a subsidiary of the Company ("HRC"), filed an action for declaratory judgment against Filtertek Inc., a subsidiary of ESCO Technologies, Inc. ("Filtertek") in the United States District Court for the Middle District of Florida, Tampa Division, service of process for which was effected on Filtertek on August 5, 2004. HRC is seeking a declaration that a swabable valve that it manufactures and sells does not infringe on Filtertek's U.S. patent no. 5,360,413 and that the claims of such patent asserted by Filtertek against HRC are invalid and that Filtertek be enjoined from asserting that such patent, or any claim thereof, is infringed by HRC. Filtertek has filed a counterclaim alleging that HRC's swabable valve infringes on the above-listed patent and seeking injunctive relief and damages. This litigation is in its early stage, and the ultimate outcome cannot be determined at this time.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          During the third quarter of 2004, the Company repurchased the following shares of the Company's common stock:

                                                          Total number
                                                           of shares
                                                          purchased as
                                                            part of        Maximum number of
                            Total number     Average        publicly      shares that may yet
                              of shares     price paid    announced plan   be purchased under
                              purchased     per share      or program     Plan or Program (a)


     July 1, 2004 -
     July 31, 2004                   -                             -              94,000

     August 1, 2004 -
     August 31, 2004             1,900      $   44.16          1,900              92,100

     September 1, 2004 -
     September 30, 2004              -                             -              92,100

                                 1,900      $   44.16          1,900              92,100
     Total

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

          (a)  Exhibits
          31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

          31.2 Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

          32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

          32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

          (b)  Reports on Form 8-K
               On July 29, 2005, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the second quarter ended June 30, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Atrion Corporation
                               ------------------
                                  (Registrant)


     Date: November 12, 2004                             /s/ Emile A. Battat
                                                         -----------------------
                                                         Emile A. Battat
                                                         Chairman, President and
                                                         Chief Executive Officer



     Date: November 12, 2004                             /s/ Jeffery Strickland
                                                         -----------------------
                                                         Jeffery Strickland
                                                         Vice President and
                                                         Chief Financial Officer