Form 10-K
period 2004-12-31
ATRION CORP
filed 2005-03-22
CIK 701288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _______________________

                                    Form 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004
                         Commission File Number 0-10763
                             _______________________

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
               NONE                                      NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                                 Title of Class
                                 --------------
                          Common Stock, $.10 Par Value
                             _______________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_          NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant at March 4, 2005 was $72,137,600 based on the last reported sales price of the common stock on the Nasdaq National Market on such date.

Number of shares of Common Stock outstanding at March 4, 2005: 1,726,807

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2005 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.


================================================================================

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                    ________

                                TABLE OF CONTENTS

 ITEM                                                                       PAGE
 ----                                                                       ----

PART I........................................................................1

 ITEM 1.   BUSINESS...........................................................1
 ITEM 2.   PROPERTIES.........................................................9
 ITEM 3.   LEGAL PROCEEDINGS..................................................9
 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................9
           EXECUTIVE OFFICERS OF THE COMPANY..................................9

PART II......................................................................10

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY
           SECURITIES........................................................10
 ITEM 6.   SELECTED FINANCIAL DATA...........................................12
 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...............................12
 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK.......................................................19
 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................20
 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...............................40
 ITEM 9A.  CONTROLS AND PROCEDURES...........................................40
 ITEM 9B.  OTHER INFORMATION.................................................40

PART III.....................................................................40

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................40
 ITEM 11.  EXECUTIVE COMPENSATION............................................41
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.......................41
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................41
 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................41

PART IV......................................................................41

 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES........................41

SIGNATURES...................................................................45

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                     PART I

ITEM 1.    BUSINESS

General

Atrion Corporation ("Atrion" or the "Company") designs, develops, manufactures, sells and distributes products and components, primarily for the medical and health care industry. The Company's products range from ophthalmology and cardiovascular products to fluid delivery devices. The Company has a line of non-medical components that are sold for use in aviation and marine safety products. The Company also owns and maintains a gaseous oxygen pipeline that is small and incidental to the overall operations of the Company.

The Company's ophthalmic products accounted for 24 percent, 30 percent and 29 percent of net revenues for 2004, 2003 and 2002, respectively. Atrion is a leading manufacturer of soft contact lens storage and disinfection cases. Atrion produces a complete line of products which are compatible with all solutions for use with soft or rigid gas permeable lenses. The Company also works with customers to provide customized distribution of products. As a registered pharmaceutical reseller, Atrion provides custom packaging, including component purchasing as well as labeling. Warehousing as well as inventory management is included in Atrion's complete kitting services. The Company also designs, manufactures, sells and distributes the LacriCATH(R) product line, a line of balloon catheters that is used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora (chronic tearing). People affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of the nasolacrimal blockage. LacriCATH balloon catheters are the only balloon catheters with Food and Drug Administration ("FDA") approval for use in this application.

The Company's cardiovascular products accounted for 25 percent, 22 percent and 22 percent of net revenues for 2004, 2003 and 2002, respectively. At the heart of the Company's cardiovascular products is the MPS(R) Myocardial Protection System ("MPS"), a proprietary technology that delivers essential fluids and medications to the heart during open-heart surgery. The MPS integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible management of this process indicating improved patient outcomes. The MPS is the only device used in open-heart surgery that allows for the mixing of drugs into the bloodstream without diluting the blood. The MPS employs advanced pump, temperature control and microprocessor technologies and includes a line of disposable products. The Company also develops, manufactures and markets other cardiovascular products which consist principally of the following: cardiac surgery vacuum relief valves; Retract-O-Tape(R) silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; and Clean-Cut(R) rotating aortic punch, used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

The Company's fluid delivery products accounted for 26 percent, 24 percent and 24 percent of net revenues for 2004, 2003 and 2002. The Company develops, manufactures and markets several specialized intravenous fluid delivery tubing sets and accessories. The intravenous fluid delivery line includes more than 50 distinct models used for complex therapy procedures employed in anesthesia administration, intravenous feeding, intensive care and cancer therapy. The Company is an industry leader in the manufacturing of medical tubing clamps. These products include clamps offering such features as six match-to-fit sizes with compatibility to all grades of medical tubing, molding in a variety of materials, and compatibility with different sterilization processes. The Company has developed a wide variety of luer syringe check valves and one-way valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, catheter and other applications. The Company's swabbable luer valve was developed as a substitute for needle ports in IV applications. These valves provide an economical replacement for needle access ports in drug delivery and IV applications.

The Company's other medical and non-medical products accounted for 25 percent, 24 percent and 25 percent of net revenues for 2004, 2003 and 2002, respectively. Atrion is the leading manufacturer of valves and inflation devices used in marine and aviation safety products. The Company manufactures valves, tubing flanges, right angle connectors, and closures for life vests, life rafts, inflatable boats, inflatable toys, survival equipment, and other inflatable structures. Atrion also produces many one-way and two-way "Breather" valves for use on electronics cases, munitions cases, pressure vessels, lift bags, space suits, mattresses, escape slides, and any other application requiring pressure relief. Atrion provides contract manufacturing services for other major original equipment manufacturers of medical devices. The Company has the ability to take a product from concept through design, development and prototype all the way to full-scale production manufacturing. Core competencies include engineering product design and development, prototyping, assembly, insert and injection molding, automation, RF-welding, ultrasonic and heat sealing, and sterile packaging.

The Company designs, manufactures, sells and distributes a line of pressure monitoring kits for use in labor and delivery procedures and various critical care applications. The Company's intrauterine pressure monitoring devices are used to determine pressure within the mother's uterus primarily during high risk labor and delivery. The Company's ACTester product line consists of instrumentation and associated disposables used to measure the activated clotting time of blood.

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

Company revenues from sales to parties outside the United States totaled approximately 30 percent, 26 percent and 25 percent of the Company's net revenues in 2004, 2003 and 2002, respectively. Company revenues from sales to parties in Canada totaled approximately 14 percent, 14 percent and 12 percent of the Company's net revenues in 2004, 2003 and 2002, respectively. These sales are made to various manufacturers and through distributors in over fifty countries outside the United States.

The Company offers customer service, training and education, and technical support such as field service, spare parts, maintenance and repair for certain of its products. The Company periodically advertises its products in trade journals and routinely attends and participates in trade shows throughout the United States and internationally. The Company provides supportive literature on the benefits of its products.

During 2004, Novartis was the Company's only customer accounting for more than 10 percent of the Company's revenues, with various products sold to several divisions of Novartis accounting for approximately 15 percent of the Company's revenues. The loss of this customer would have a material adverse impact on the Company's business, financial condition and results of operations.

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

The Company's medical device operations are ISO13485 certified and are subject to FDA jurisdiction. The Company's non-medical device operations are ISO 9000-2000 certified.

Research and Development

The Company believes that a well-targeted research and development program is an essential part of the Company's activities, and the Company is currently engaged in a number of research and development projects. The objective of the Company's program is to develop new products in the Company's current product lines, improve current products and develop new product lines. Recent major development projects include, but are not limited to, a needleless injection site product designed to eliminate the use of needles by health care providers, a product designed for safe needle containment, a balloon catheter for use during balloon incisional dacryocystorhinosotomy surgery, a new inflator system for use with recreational and commercial life vests, an anti-retrograde flow check valve for medical infusion and fluid delivery applications and a silicone vessel loop for retracting and occluding vessels with improved securement capabilities. The Company expects to incur additional research and development expenses in 2005 for various projects.

The Company's consolidated research and development expenditures for 2004, 2003 and 2002 were $2,374,000, $2,146,000, and $2,180,000, respectively.

Availability of Supplies and Raw Materials

The Company subcontracts with various suppliers to provide it with the quantity of component parts necessary to assemble its products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources that manufacture these components using the Company's toolings. The Company believes that there are satisfactory alternative sources for single-sourced components, although a sudden disruption in supply from one of these suppliers could adversely affect the Company's ability to deliver finished products on time. The Company owns the molds used for production of a majority of its components. Consequently, in the event of supply disruption, the Company would be able to fabricate its own components or subcontract with another supplier, albeit after a delay in the production process. The Company purchases various types of high-grade resins and other components for its manufacturing processes from various suppliers. The resins are readily available materials and, while the Company is selective in its choice of suppliers, it believes that there are no significant restrictions or limitations on supply.

Patents and License Agreements

The commercial success of the Company is dependent, in part, on its ability to continue to develop patentable products, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company currently has 214 active patents and patent applications pending on products that are either being sold or are in development. The Company receives royalty payments on three patents that are licensed to outside parties. The Company pays royalties to outside parties for two patents. All of these patents and patents pending relate to current products being sold by the Company or to products in evaluation stages.

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

Government Regulation

Products
--------

The manufacture and sale of medical products are subject to regulation by numerous United States governmental authorities, principally the FDA, and corresponding foreign agencies. The research and development, manufacturing, promotion, marketing and distribution of medical products in the United States are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder ("FDC Act and Regulations"). All manufacturers of medical devices must register with the FDA and list all medical devices manufactured by them. The list must be updated annually. The Company's medical product subsidiaries and certain of their customers are subject to inspection by the FDA for compliance with such regulations and procedures. The Company's medical products manufacturing facilities are subject to regulation by the FDA.

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

Product Liability and Insurance

The design, manufacture and marketing of products of the types the Company produces entail an inherent risk of product liability claims. A problem with one of the Company's products could result in product liability claims or a recall of, or safety alert or advisory notice relating to, the product. While the amount of product liability insurance the Company maintains has been adequate in the past, there is no assurance that the amount of insurance will be adequate to satisfy future claims or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Additionally, product liability claims may damage the Company's reputation by raising questions about the safety and efficacy of the Company's products and could interfere with the Company's efforts to sell and distribute its products.

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

People

At March 1, 2005, the Company had 456 full-time employees. Employee relations are good and there has been no work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.

ITEM 2.    PROPERTIES

The Company is headquartered in Allen, Texas, and maintains operations at that location (108,000 square feet facility on 19 acres) as well as in Arab, Alabama (112,000 square feet on 67 acres), and St. Petersburg, Florida (72,000 square feet on 7 acres). Each facility houses administrative, engineering, manufacturing, and warehousing operations. The Texas and Alabama facilities are Company owned while the Florida facility is occupied under a lease expiring in May 2006.

The Company owns and maintains a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

ITEM 3.    LEGAL PROCEEDINGS

On May 6, 2004, Halkey-Roberts Corporation, a subsidiary of the Company ("Halkey-Roberts"), filed an action for declaratory judgment against Filtertek Inc., a subsidiary of ESCO Technologies, Inc. ("Filtertek") in the United States District Court for the Middle District of Florida, Tampa Division, service of process for which was effected on Filtertek on August 5, 2004. Halkey-Roberts is seeking a declaration that a swabable valve that it manufactures and sells does not infringe on Filtertek's U.S. patent no. 5,360,413 and that the claims of such patent asserted by Filtertek against Halkey-Roberts are invalid and that Filtertek be enjoined from asserting that such patent, or any claim thereof, is infringed by Halkey-Roberts. Filtertek has filed a counterclaim alleging that Halkey-Roberts's swabable valve infringes on the above-listed patent and seeking injunctive relief and damages. This litigation is in its early stages, and the ultimate outcome cannot be determined at this time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2004, no matters were submitted to a vote of security holders.


Executive Officers of the Company

         Name               Age                       Title
         ----               ---                       -----

  Emile A. Battat            67      Chairman, President and Chief Executive
                                     Officer of the Company and Chairman or
                                     President of all subsidiaries

  Jeffery Strickland         46      Vice President and Chief Financial Officer,
                                     Secretary and Treasurer of the Company
                                     and Vice President or Secretary-Treasurer of all subsidiaries

The persons who are identified as executive officers of the Company currently serve as officers of the Company and all subsidiaries. The officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries will expire at the time such meetings of the Board of Directors of the Company and its subsidiaries are held, which is anticipated to be in May 2005.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq National Market (Symbol
ATRI). As of March 7, 2005, the Company had approximately 1,300 stockholders, including beneficial owners holding shares in nominee or "street" name. The high and low closing prices as reported by Nasdaq for each quarter of 2003 and 2004 are shown below.

     Year Ended
     December 31, 2003:                    High                Low
     ------------------                    ----                ---
     First Quarter                      $  22.85           $  17.95
     Second Quarter                     $  30.80           $  22.75
     Third Quarter                      $  45.20           $  26.80
     Fourth Quarter                     $  50.00           $  40.00

     Year Ended
     December 31, 2004:                    High                Low
     ------------------                    ----                ---
     First Quarter                      $  46.82           $  38.51
     Second Quarter                     $  50.82           $  40.50
     Third Quarter                      $  48.77           $  43.51
     Fourth Quarter                     $  48.20           $  41.69

In September 2003, the Company announced that its Board of Directors had approved a policy for the payment of regular quarterly cash dividends on the Company's common stock. The Company began paying a quarterly cash dividend of $.12 per common share starting in September of 2003. The quarterly dividend was increased to $.14 per common share in September of 2004. The Company paid quarterly dividends totaling $891,000 to its stockholders in 2004.

The following table provides certain information about securities authorized for issuance under the Company's equity compensation plan as of December 31, 2004:

                                                                                             Number of securities
                                                                                           remaining available for
                               Number of securities to be    Weighted-average exercise      future issuance under
                                 issued upon exercise of        price of outstanding      equity compensation plans
                                  outstanding options,         options, warrants and        (excluding securities
        Plan Category              warrants and rights                rights               reflected in column (a))
                                           (a)                         (b)                          (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holder                316,200                    $22.72                       12,534(1)

Equity compensation plans
not approved by security
holders                                     12,300(2)                 $12.25                          -
                               -------------------------------------------------------------------------------------

Total                                      328,500                    $22.33                       12,534
                               =====================================================================================

(1) Consists of shares of the Company's common stock authorized for issuance under the Company's 1997 Stock Incentive Plan, which provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and performance shares. The number of shares available for issuance under the 1997 Stock Incentive Plan is also subject to equitable adjustment by the Compensation Committee of the Board of Directors in the event of any change in the Company's capitalization, including, without limitation, a stock dividend or stock split. Since December 31, 2004, the Company has granted options for all but 34 of these shares.

(2) Consists of shares of the Company's common stock authorized for issuance upon exercise of nonqualified options granted to certain of the Company's clinical advisors on February 10, 1998. All such options are now vested and expire ten years from the grant date. The exercise price of the options is the closing price on the Nasdaq National Market of the Company's common stock on the grant date.


The Company's Common Share Purchase Rights Plan, which was adopted by the Company in 1990, and all rights thereunder expired on February 1, 2005.

During the year ended December 31, 2004, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, and during the fourth quarter of 2004 did not repurchase any of its equity securities.

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data
(In thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------
                                                2004          2003          2002          2001          2000
-----------------------------------------------------------------------------------------------------------------
Revenues                                     $  66,081     $  62,803     $  59,533     $  57,605     $  51,447

Income from continuing operations                6,305         4,892         4,065         4,262         2,663

Net income                                       6,470         5,057         2,589(b)      9,754(c)      2,792

Total assets                                    67,408        60,050        60,807        65,555        63,690

Long-term debt                                   2,936         4,287        10,337        17,125         7,400

Income from continuing
   operations, per diluted share                  3.41          2.66          2.18          1.88          1.25

Net income per diluted share                      3.50          2.75          1.39(b)       4.30(c)       1.31


Cash dividends per common share                    .52           .24(a)         --            --            --

Average diluted shares outstanding               1,850         1,839         1,863         2,272         2,135
-----------------------------------------------------------------------------------------------------------------

(a) Dividends on outstanding common shares paid in the 3rd and 4th quarters at $.12 per share

(b) Includes a $1.6 million after-tax goodwill impairment charge ($ .88 per diluted share)

(c) Includes a $5.5 million after-tax gain ($ 2.42 per diluted share) from discontinued operations

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, develops, manufactures, sells and distributes products and components, primarily for the medical and health care industry. The Company markets components to other equipment manufacturers for incorporation in their products and sells finished devices to physicians, hospitals, clinics and other treatment centers. The Company's medical products primarily range from ophthalmology and cardiovascular products to fluid delivery devices. The Company's other medical and non-medical products include obstetrics products, instrumentation and disposables used in dialysis, contract manufacturing and valves and inflation devices used in marine and aviation safety products. In 2004 approximately 30 percent of the Company's sales were outside the United States.

The Company's products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 14.5 percent of net sales in 2004. The Company encounters competition in all of its markets and competes primarily on the basis of product quality, price, engineering, customer service and delivery time.

The Company's strategy is to provide a broad selection of products in the areas in which it competes. The Company focuses its research and development efforts on improving current products and developing highly engineered products that meet customer needs and have the potential for broad market applications and significant sales. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. The Company also focuses on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. Over the past three years, the Company has continued to be faced with increasing costs associated with insurance, including group health benefits. The Company has been successful in consistently generating cash from operations and has used that cash to reduce indebtedness, to fund capital expenditures, to repurchase stock and, starting in 2003, to pay dividends. During 2004, the Company reduced debt by approximately 31.5%.

The Company's strategic objective is to further enhance its position in its served markets by:

     o    Focusing on customer needs
     o    Expanding existing product lines and developing new products
     o    Maintaining a culture of controlling cost
     o Preserving and fostering a collaborative, entrepreneurial management structure

For the year ended December 31, 2004, the Company reported revenues of $66.1 million, income from continuing operations of $6.3 million and net income of $6.5 million, up 5 percent, 29 percent and 28 percent, respectively, from 2003.

Results of Operations

The Company's income from continuing operations was $6.3 million, or $3.68 per basic and $3.41 per diluted share, in 2004, compared to income from continuing operations of $4.9 million, or $2.86 per basic and $2.66 per diluted share, in 2003 and $4.1 million, or $2.37 per basic and $2.18 per diluted share, in 2002. Net income, including discontinued operations and cumulative effect of accounting change, totaled $6.5 million, or $3.78 per basic and $3.50 per diluted share, in 2004, compared with $5.1 million, or $2.96 per basic and $2.75 per diluted share, in 2003 and $2.6 million, or $1.51 per basic and $1.39 per diluted share, in 2002. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 effective January 1, 2002. The required adoption of SFAS No. 142 as discussed in Note 2 to the Company's Consolidated Financial Statements included herein is considered a change in accounting principle and the cumulative effect of adopting this standard resulted in a $1.6 million, or $.96 per basic and $.88 per diluted share, non-cash, after-tax charge in 2002.

Revenues were $66.1 million in 2004, compared with $62.8 million in 2003 and $59.5 million in 2002. The 5 percent revenue increase in 2004 over the prior year was primarily attributable to a 22 percent increase in the revenues of the Company's cardiovascular products, a 17 percent increase from the Company's fluid delivery products and a 7 percent increase from the Company's other medical and non-medical products. These revenue increases were generally attributable to higher sales volumes and were partially offset by an 18 percent decrease in the revenues from the Company's ophthalmic products following the completion of a contract in 2003. The 5 percent revenue increase in 2003 over the prior year was primarily attributable to an 8 percent increase in the revenues of the Company's ophthalmic products, an 8 percent increase in the revenues of the Company's cardiovascular products, a 3 percent increase in the Company's fluid delivery products and a 2 percent increase in the Company's other medical and non-medical products.

The Company's cost of goods sold was $40.8 million in 2004, compared with $40.6 million in 2003 and $39.2 million in 2002. The 1 percent increase in cost of goods sold for 2004 over 2003 was primarily related to the revenue increases discussed above, offset by favorable manufacturing efficiencies brought on by increased volumes and manufacturing productivity improvements. The shift in product mix had a favorable effect on cost of goods sold as the products with increased revenues had lower costs than the products with lower revenues. The increase in cost of goods sold for 2003 over 2002 was primarily related to the increase in revenues discussed above and increased insurance costs partially offset by an improvement in manufacturing variances resulting from increased production volumes.

Gross profit was $25.3 million in 2004, compared with $22.2 million in 2003 and $20.3 million in 2002. The Company's gross profit in 2004 was 38 percent of revenues compared with 35 percent of revenues in 2003 and 34 percent of revenues in 2002. The increase in gross profit percentage in 2004 from the prior year was primarily due to the favorable shift in product mix mentioned above, productivity improvements and improved manufacturing efficiencies. The increase in gross profit percentage in 2003 from the prior year was primarily due to the above-mentioned improvement in manufacturing variances.

Operating expenses were $16.7 million in 2004, compared with $15.3 million in 2003 and $14.5 million in 2002. The increase in operating expenses in 2004 from 2003 was primarily attributable to increased general and administrative ("G&A") and research and development ("R&D") expenses. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increase in G&A expenses in 2004 was primarily attributable to increased legal costs and compensation. The Company anticipates that G&A expenses are likely to increase in the foreseeable future but at a rate less than the anticipated rate of increase in revenues. R&D expenses consist primarily of salaries and other related expenses of the research and development personnel as well as costs associated with regulatory expenses. The increase in R&D expenses in 2004 was primarily related to increased legal costs related to patents. The Company anticipates that R&D expenses will continue at approximately the current level for the foreseeable future. Selling ("Selling") expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. The Company anticipates that Selling expenses are likely to increase in the foreseeable future but at a rate less than the anticipated rate of increase in revenues. The increase in operating expenses in 2003 from 2002 was primarily attributable to increased G&A and Selling expenses. The increase in G&A expenses in 2003 was primarily attributable to increased insurance costs, compensation and other taxes. The increase in Selling expenses in 2003 was primarily related to increased compensation costs and travel related expenses.

The Company's operating income for 2004 was $8.6 million, compared with $6.9 million in 2003 and $5.8 million in 2002. The previously mentioned increase in gross profit along with cost containment and cost reduction activities were the major contributors to the operating income improvements in 2004. Revenue growth, manufacturing efficiency improvements, cost containment and cost reduction activities were the major contributors to the operating income improvements in 2003.

Interest expense was $93,000 in 2004 compared to $195,000 in 2003 and $432,000 in 2002. The decrease in 2004 was primarily related to lower average borrowings during 2004 as compared with 2003. The decrease in 2003 was primarily related to lower average borrowings during 2003 as compared with 2002. The Company's other income for 2004 was primarily related to the sale of non-operational assets.

Income tax expense in 2004 totaled $2.3 million, compared with $1.9 million in 2003 and $1.4 million in 2002. The effective tax rates for 2004, 2003 and 2002 were 26.6 percent, 27.8 percent and 25.7 percent, respectively. Benefits from tax incentives for exports and R&D expenditures totaled $516,000 in 2004, $350,000 in 2003 and $408,000 in 2002. The lower effective tax rate in 2004 is primarily a result of benefits from tax incentives for exports and R&D expenditures being a larger percentage of taxable income in 2004 than in 2003. The higher effective tax rate in 2003 is primarily a result of benefits from tax incentives for exports and R&D expenditures being a lesser percentage of taxable income in 2003 than in 2002.

The Company believes that 2005 revenues will be higher than 2004 revenues and that the cost of goods sold, gross profit, operating income and income from continuing operations will each be higher in 2005 than in 2004. In 2005, the Company further believes that it will have continuing volume growth in most of its product lines, complemented by the introduction of new products, and that it will achieve continued growth in operating income.

Discontinued Operations

During 1997, the Company sold all of its natural gas operations. The financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The financial statements also reflect an after-tax gain on disposal of these discontinued operations of $0.2 million, or $.10 per basic and $.09 per diluted share, in each of 2004, 2003 and 2002.

In addition to the initial consideration received in 1997 upon the sale of the natural gas operations, certain annual contingent deferred payments of up to $250,000 per year were to be paid to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by the purchaser from certain gas transportation contracts. The Company received deferred payments of $250,000 each, before tax, from the purchaser in April 2004, 2003 and 2002 which are reflected in each year as a gain from discontinued operations of $165,000, net of tax.

Liquidity and Capital Resources

The Company has a $25 million revolving credit facility (the "Credit Facility") with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions subject to certain limitations and restrictions (see Note 4 of Notes to Consolidated Financial Statements). Borrowings under the Credit Facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus 1 percent. At December 31, 2004, the Company had outstanding borrowings of $2.9 million under the Credit Facility. At December 31, 2004, the Company was in compliance with all financial covenants. The Credit Facility, which expires November 12, 2006, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources.

As of December 31, 2004, the Company had cash and cash equivalents of $255,000, compared with $298,000 at December 31, 2003. The Company had an outstanding balance under the Credit Facility as of December 31, 2004, of $2.9 million compared with $4.3 million as of December 31, 2003. The $1.4 million decrease in the Credit Facility balance in 2004 from 2003 was primarily attributable to the Company's use of cash flows from operating activities to reduce its borrowing level offset by borrowings to make a deposit required in connection with a proposed purchase of a parcel of land and to purchase property and equipment. Cash provided by operating activities decreased to $11.2 million in 2004, compared to $12.9 million in 2003 and $10.0 million in 2002. Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items and changes in working capital items. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consist primarily of accounts receivable, accounts payable, inventories and other current assets and other current liabilities. The $1.7 million increase in working capital during 2004 was primarily related to increases in accounts receivable and inventories offset by increases in current liabilities. The increase in accounts receivable during 2004 was primarily related to the increase in revenues for the fourth quarter of 2004 as compared to the fourth quarter of 2003 and the return of accounts receivable balances to normal, expected levels. Accounts receivable at December 31, 2003 was lower than expected primarily as a result of certain customers paying their accounts receivable earlier than historical norms. The increase in inventories was primarily attributable to increased stocking levels necessary to improve customer service and support increased revenues. Additionally, the Company increased its inventories during 2004 to mitigate future raw material price increases and take advantage of volume discounts. The increase in current liabilities was primarily related to standard accruals made in the normal course of operations and accruals for income and other taxes. Capital expenditures for property, plant and equipment totaled $5.6 million in 2004, compared with $4.2 million in 2003 and $3.3 million in 2002. The Company expects capital expenditures in 2005 to increase above 2004 levels. In 2004, the Company made a $3.8 million deposit required in connection with a proposed land purchase. In early 2005, the Company entered into an agreement to purchase that property. The Company anticipates spending an additional $12 million to $14 million for the construction of a new facility for Halkey-Roberts at this site. The Company is planning to complete the construction of this new facility and move the Halkey-Roberts operation into the new facility during 2006 (See Note 12).

During 2004, the Company expended $840,000 for the purchase of the Company's common stock. During 2003, the Company expended $4.9 million for the purchase of the Company's common stock. Included in this amount was $4.1 million used in April 2003 for the completion of a tender offer in which a total of 173,614 shares of common stock were repurchased at a price of $23.00 per share.

The Company received net proceeds of $414,000 from the exercise of employee stock options during 2004.

In September 2003, the Company announced that its Board of Directors had approved a policy for the payment of regular quarterly cash dividends on the Company's common stock. During 2004 the Company paid dividends totaling $891,000 to its stockholders.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2004:

                                                          Payments due by period
                                 --------------------------------------------------------------------------
                                                                                                2010 and
     Contractual Obligations          Total          2005        2006 - 2007    2008 - 2009    thereafter
                                 --------------------------------------------------------------------------
                                                              (In thousands)
          Credit Facility         $    2,936             --     $      285     $    2,651             --

          Operating Leases        $      588     $      422     $      166             --             --

          Purchase Obligations
                                  $    6,515     $    6,238     $      277             --             --
                                 --------------------------------------------------------------------------

          Total                   $   10,039     $    6,660     $      728     $    2,651             --
                                 ==========================================================================

The payment schedule for the Credit Facility assumes at maturity, November 2006, the Company will convert this outstanding debt to a two-year term note as permitted by the terms of the agreement. The payment schedule for the operating lease assumes the lease expires in May 2006 (see Note 12 of Notes to Consolidated Financial Statements).

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

Companies sometimes establish legal entities for a specific business transaction or activity in the form of a Variable Interest Entity ("VIE"). VIEs may be used to facilitate off-balance sheet financing, acquire financial assets, raise cash from owned assets and similar transactions. The Company has no VIEs, no off-balance sheet financing arrangements and no derivative financial instruments.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). In addition to SFAS No. 123R the FASB issued SFAS No. 151, "Inventory Costs," which amends Accounting Review Bulletin 43, Chapter 4, "Inventory Pricing." The impact to the Company for these items is described in Note 1 of Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In the preparation of these financial statements, the Company makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The Company believes the following discussion addresses the Company's most critical accounting policies and estimates, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions.

During 2004, the Company accrued for legal costs associated with certain litigation. The Company believes these accruals are adequate to cover the legal fees and expenses associated with litigating these matters. However, the time and cost required to litigate these matters as well as the outcomes of the proceedings may vary from what the Company has projected.

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

Forward-looking Statements

The statements in this Management's Discussion and Analysis and elsewhere in this annual report on Form 10-K that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding future revenues, cost of goods sold, gross profit, operating income, income from continuing operations, cash flows from operations, growth in product lines, and availability of equity and debt financing. Words such as "anticipates," "believes," "intends," "expects," "should" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company's ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates
--------------

The Company has a $25.0 million credit facility with a money center bank. Borrowings under the Credit Facility bear interest at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. The Company is subject to interest rate risk based on an adverse change in the 30-day, 60-day or the 90-day LIBOR. At December 31, 2004, the Company had borrowings under the Credit Facility of $2.9 million. A 1 percent increase in the market interest rate would reduce the Company's annual pretax income by approximately $29,000 at the current borrowing level.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             Report of Independent Registered Public Accounting Firm


To the Stockholders and the Board of Directors of Atrion Corporation:

We have audited the accompanying consolidated balance sheets of Atrion Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atrion Corporation and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP
Dallas, Texas
February 18, 2005

                        CONSOLIDATED STATEMENTS OF INCOME
              (For the year ended December 31, 2004, 2003 and 2002)

--------------------------------------------------------------------------------
                                                  2004        2003        2002
--------------------------------------------------------------------------------
                                                (In thousands, except per share
                                                            amounts)

Revenues                                       $ 66,081    $ 62,803    $ 59,533
Cost of Goods Sold                               40,804      40,564      39,236
--------------------------------------------------------------------------------
Gross Profit                                     25,277      22,239      20,297
--------------------------------------------------------------------------------

Operating Expenses:
    Selling                                       5,676       5,594       5,343
    General and administrative                    8,631       7,576       6,992
    Research and development                      2,374       2,146       2,180
--------------------------------------------------------------------------------
                                                 16,681      15,316      14,515
--------------------------------------------------------------------------------

Operating Income                                  8,596       6,923       5,782

Interest Income                                      45          69          78
Interest Expense                                    (93)       (195)       (432)
Other Income (Expense), net                          46         (26)         40
--------------------------------------------------------------------------------
Income from Continuing Operations before
 Provision for Income Taxes                       8,594       6,771       5,468

Income Tax Provision                             (2,289)     (1,879)     (1,403)
--------------------------------------------------------------------------------

Income from Continuing Operations                 6,305       4,892       4,065

Gain on Disposal of Discontinued Operations,
  net of tax                                        165         165         165

Cumulative Effect of Accounting Change, net
 of tax                                              --          --      (1,641)
--------------------------------------------------------------------------------

Net Income                                     $  6,470    $  5,057    $  2,589
================================================================================

Income Per Basic Share:
    Continuing operations                      $   3.68    $   2.86    $   2.37
    Discontinued operations                         .10         .10         .10
    Cumulative effect of accounting change           --          --        (.96)
--------------------------------------------------------------------------------

Net Income Per Basic Share                     $   3.78    $   2.96    $   1.51
================================================================================

Weighted Average Basic Shares Outstanding         1,711       1,711       1,711
================================================================================

Income Per Diluted Share:
    Continuing operations                      $   3.41    $   2.66    $   2.18
    Discontinued operations                         .09         .09         .09
    Cumulative effect of accounting change           --          --        (.88)
--------------------------------------------------------------------------------

Net Income Per Diluted Share                   $   3.50    $   2.75    $   1.39
================================================================================

Weighted Average Diluted Shares Outstanding       1,850       1,839       1,863
================================================================================

The accompanying notes are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2004 and 2003

--------------------------------------------------------------------------------
Assets:                                                       2004        2003
--------------------------------------------------------------------------------
                                                               (In thousands)

Current Assets:
  Cash and cash equivalents                                $    255    $    298
  Accounts receivable, net of allowance for doubtful
   accounts of $118 and $103 in 2004 and 2003,
   respectively                                               7,588       6,226
  Inventories                                                14,013      11,314
  Prepaid expenses                                            1,028       1,894
  Land deposit                                                3,750          --
  Deferred income taxes                                       1,039         760
--------------------------------------------------------------------------------
                                                             27,673      20,492
--------------------------------------------------------------------------------


Property, Plant and Equipment                                50,402      45,767
Less accumulated depreciation and amortization               25,071      21,578
--------------------------------------------------------------------------------
                                                             25,331      24,189
--------------------------------------------------------------------------------


Other Assets and Deferred Charges:
  Patents, net of accumulated amortization of $7,535 and
   $7,151 in 2004 and 2003, respectively                      1,714       2,099
  Goodwill                                                    9,730       9,730
  Other                                                       2,960       3,540
--------------------------------------------------------------------------------
                                                             14,404      15,369
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                           $ 67,408    $ 60,050
================================================================================

The accompanying notes are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2004 and 2003

--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:                         2004        2003
--------------------------------------------------------------------------------
                                                               (In thousands)

Current Liabilities:
  Accounts payable                                         $  3,788    $  2,778
  Accrued liabilities                                         3,358       3,260
  Accrued income and other taxes                              1,321         651
--------------------------------------------------------------------------------
                                                              8,467       6,689
--------------------------------------------------------------------------------


Line of Credit                                                2,936       4,287
--------------------------------------------------------------------------------


Other Liabilities and Deferred Credits:
  Deferred income taxes                                       4,263       3,496
  Other                                                       1,139         974
--------------------------------------------------------------------------------
                                                              5,402       4,470
--------------------------------------------------------------------------------

Commitments and Contingencies                                    --          --

Stockholders' Equity:
  Common stock, par value $.10 per share, authorized
   10,000 shares, issued 3,420 shares                           342         342
  Additional paid-in capital                                 10,013       9,673
  Retained earnings                                          74,479      68,900
  Treasury shares, 1,701 shares in 2004 and 1,720 shares
   in 2003, at cost                                         (34,231)    (34,311)
--------------------------------------------------------------------------------
                                                             50,603      44,604
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                           $ 67,408    $ 60,050
================================================================================

The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (For the year ended December 31, 2004, 2003 and 2002)

--------------------------------------------------------------------------------
                                                  2004        2003        2002
--------------------------------------------------------------------------------
                                                         (In thousands)
Cash Flows From Operating Activities:
 Net income                                    $  6,470    $  5,057    $  2,589
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Cumulative effect of accounting change,
    net of tax                                       --          --       1,641
   Gain on disposal of discontinued
    operations                                     (165)       (165)       (165)
   Depreciation and amortization                  4,792       4,746       4,384
   Deferred income taxes                            487       1,639         366
   Tax benefit related to stock plans                90         515          82
   Other                                             20          34         127
--------------------------------------------------------------------------------
                                                 11,694      11,826       9,024
 Changes in operating assets and
  liabilities:
   Accounts receivable                           (1,362)        495         838
   Inventories                                   (2,698)     (1,003)        803
   Prepaid expenses                                 866         379        (810)
   Other non-current assets                         580           8        (240)
   Accounts payable and accrued liabilities       1,109       1,008        (307)
   Accrued income and other taxes                   670        (208)        750
   Other non-current liabilities                    165         199        (190)
--------------------------------------------------------------------------------
 Net cash provided by continuing operations      11,024      12,704       9,868
 Net cash provided by discontinued
  operations                                        165         165         165
--------------------------------------------------------------------------------
                                                 11,189      12,869      10,033
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
 Property, plant and equipment additions         (5,570)     (4,215)     (3,279)
 Deposit on land purchase                        (3,750)         --          --
--------------------------------------------------------------------------------
                                                 (9,320)     (4,215)     (3,279)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities:
 Net change in line of credit                    (1,351)     (6,050)     (6,788)
 Issuance of treasury stock                         414       2,656         409
 Purchase of treasury stock                         (84)     (4,909)       (564)
 Dividends paid                                    (891)       (406)         --
--------------------------------------------------------------------------------
                                                 (1,912)     (8,709)     (6,943)
--------------------------------------------------------------------------------

Net change in cash and cash equivalents             (43)        (55)       (189)

Cash and cash equivalents, beginning of year        298         353         542
--------------------------------------------------------------------------------
Cash and cash equivalents, end of year         $    255    $    298    $    353
================================================================================

Cash paid for:
 Interest                                      $     96    $    207    $    418
 Income taxes (net of refunds)                      716         554        (340)
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (For the year ended December 31, 2004, 2003 and 2002)
                                 (In thousands)

-----------------------------------------------------------------------------------------------------
                                  Common Stock       Treasury Stock
---------------------------------------------------------------------  Additional
                                Shares                                  Paid-in   Retained
                             Outstanding   Amount   Shares   Amount     Capital   Earnings   Total
-----------------------------------------------------------------------------------------------------
Balance, January 1, 2002         1,688    $  342    1,732   $(30,818)   $ 7,991   $61,660   $39,175

   Net income                                                                       2,589     2,589
   Tax benefit from exercise
    of stock options                                                         82                  82
   Exercise of stock options        53                (53)       443        149                 592
   Shares surrendered in
    option exercises                (9)                 9       (183)                          (183)
   Purchase of treasury
    stock                          (26)                26       (564)                          (564)
-----------------------------------------------------------------------------------------------------
Balance, December 31, 2002       1,706       342    1,714    (31,122)     8,222    64,249    41,691

   Net income                                                                       5,057     5,057
   Tax benefit from exercise
    of stock options                                                        515                 515
   Exercise of stock options       187               (187)     1,720        936               2,656
   Purchase of treasury
    stock                         (193)               193     (4,909)                        (4,909)
   Dividends                                                                         (406)     (406)
-----------------------------------------------------------------------------------------------------
Balance, December 31, 2003       1,700       342    1,720    (34,311)     9,673    68,900    44,604

   Net income                                                                       6,470     6,470
   Tax benefit from exercise
    of stock options                                                         90                  90
   Exercise of stock options        21                (21)       164        250                 414
   Purchase of treasury
    stock                           (2)                 2        (84)                           (84)
   Dividends                                                                         (891)     (891)
-----------------------------------------------------------------------------------------------------
Balance, December 31, 2004       1,719    $  342    1,701   $(34,231)   $10,013   $74,479   $50,603
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement.

                               Atrion Corporation
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

     Atrion Corporation designs, develops, manufactures, sells and distributes products primarily for the medical and health care industry. The Company markets its products throughout the United States and internationally. The Company's customers include hospitals, distributors, and other manufacturers. As of December 31, 2004, the principal subsidiaries of the Company through which it conducted its operations were Atrion Medical Products, Inc. ("Atrion Medical Products"), Halkey-Roberts Corporation ("Halkey-Roberts") and Quest Medical, Inc. ("Quest Medical").

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

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (Continued)

     Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                                         December 31,
                                                   2004               2003
     ---------------------------------------------------------------------------
       Raw materials                             $ 5,665            $ 4,705
       Finished goods                              4,595              3,793
       Work in process                             3,753              2,816
     ---------------------------------------------------------------------------
       Total inventories                         $14,013            $11,314
     ===========================================================================

     Income Taxes
     The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial reporting basis and the tax basis of the Company's other assets and liabilities. These amounts are based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

     Property, Plant and Equipment
     Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost (in thousands):

                                                    December 31,
                                                  ----------------      Useful
                                                  2004        2003       Lives
     ---------------------------------------------------------------------------
       Land                                     $ 1,506     $ 1,506        --
       Buildings                                  9,147       8,981    30-40 yrs
       Machinery and equipment                   39,749      35,280     3-10 yrs
     ---------------------------------------------------------------------------
       Total property, plant and equipment      $50,402     $45,767
     ===========================================================================

     Depreciation expense of $4,408,000, $4,442,000 and $4,080,000 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively.

     Patents
     Cost for patents acquired is determined at acquisition date. Patents are amortized over the remaining lives of the individual patents, which are three to 13 years. Patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (Continued)

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

     Stock-Based Compensation
     At December 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. The Company will begin recognizing option expense starting July 1, 2005. Since most of the Company's outstanding options will have vested prior to July 1, 2005, the amount of expense to be recognized for options starting in the third quarter of 2005 is not expected to be significant.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (Continued)

     The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation:


                                                 Year ended December 31,
                                         --------------------------------------
                                             2004         2003         2002
                                         ------------ ------------ ------------
                                        (In thousands, except per share amounts)

Net income, as reported                   $   6,470    $   5,057    $   2,589

Deduct: Total stock-based employee
 compensation expense determined under
 fair value-based methods for all
 awards, net of tax effects                    (658)        (526)        (691)
                                         ------------ ------------ ------------
Pro forma net income                      $   5,812    $   4,531    $   1,898
                                         ============ ============ ============

Income per share:
    Basic - as reported                   $    3.78    $    2.96    $    1.51
                                         ============ ============ ============
    Basic - pro forma                     $    3.40    $    2.65    $    1.11
                                         ============ ============ ============

    Diluted - as reported                 $    3.50    $    2.75    $    1.39
                                         ============ ============ ============
    Diluted - pro forma                   $    3.14    $    2.46    $    1.02
                                         ============ ============ ============

     New Accounting Pronouncements
     In addition to SFAS No. 123R more fully discussed above, the FASB issued SFAS No. 151, "Inventory Costs," which amends Accounting Research Bulletin 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period expenses. Also, the Statement requires fixed overhead costs to be allocated to inventory based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company does not expect a material effect from adoption of this pronouncement.

(2)  Goodwill and Intangible Assets

     The Company adopted SFAS No. 142 effective January 1, 2002, and has identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment: (1) Atrion Medical Products (2) Halkey-Roberts and (3) Quest Medical. In connection with its adoption of SFAS No. 142, the Company conducted an impairment analysis that revealed that the Quest Medical reporting unit was impaired, resulting in a write-down of goodwill in the first quarter of 2002 of $1.6 million, net of an income tax benefit of $845,000. The charge reflected a $2.5 million reduction in the goodwill resulting from the acquisition of Quest Medical in February 1998. The remaining goodwill for the Company totaled $9.7 million at December 31, 2004.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (Continued)

     Intangible assets consist of the following (dollars in thousands):

                                                 December 31, 2004                      December 31, 2003
                                    ------------------------------------------    ---------------------------
                                      Average        Gross                           Gross
                                        Life        Carrying      Accumulated       Carrying     Accumulated
                                      (years)        Amount      Amortization        Amount     Amortization
                                    ------------------------------------------    ---------------------------
Amortizable intangible assets:
    Patents                            12.85         $ 9,250        $ 7,535         $ 9,250        $ 7,151

Intangible assets not subject to
 amortization:
    Goodwill                                         $ 9,730           --           $ 9,730           --


     Aggregate amortization expense for patents was $384,000 for 2004 and $304,000 for each of 2003 and 2002.

     Estimated future amortization expense for each of the years set below ending December 31, is as follows (in thousands):

                                     2005                      $  205
                                     2006                      $  155
                                     2007                      $  144
                                     2008                      $  144

     There was no change in the carrying amounts of goodwill for 2004 or 2003.

(3)  Discontinued Operations

     During 1997, the Company sold all of its natural gas operations. The consolidated financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The consolidated financial statements reflect a gain on disposal of these discontinued operations of $165,000 in each of 2004, 2003 and 2002. These amounts are net of income tax expense of $85,000 in each of the three years.

     In addition to the initial consideration received in 1997 upon the sale of the natural gas operations, certain annual contingent deferred payments of up to $250,000 per year were to be paid to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by the purchaser from certain gas transportation contracts. The Company received deferred payments of $250,000 each, before tax, from the purchaser in April 2004, 2003 and 2002 which are reflected in each year as a gain from discontinued operations of $165,000, net of tax.

(4)  Line of Credit

     The Company has a revolving credit facility ("Credit Facility") with a money center bank. Under the Credit Facility, the Company and certain of its subsidiaries have a line of credit of $25 million which is secured by substantially all inventories, equipment and accounts receivable of the Company. Interest under the Credit Facility is assessed at 30-day, 60-day

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (Continued)

     or 90-day LIBOR, as selected by the Company, plus one percent (3.38 percent at December 31, 2004) and is payable monthly. At December 31, 2004 and 2003, $2.9 million and $4.3 million, respectively, was outstanding under the line of credit. The Credit Facility expires November 12, 2006 and may be extended under certain circumstances. At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company's ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2004, the Company was in compliance with all financial covenants.


(5)  Income Taxes

     The items comprising income tax expense for continuing operations are as follows (in thousands):

                                                 Year ended December 31,
                                         ---------------------------------------
                                             2004         2003         2002
--------------------------------------------------------------------------------
Current    --   Federal                   $   1,807    $     914    $   1,081
           --   State                            91           32          (44)
--------------------------------------------------------------------------------
                                              1,898          946        1,037
--------------------------------------------------------------------------------

Deferred   --   Federal                         380          912          327
           --   State                            11           21           39
--------------------------------------------------------------------------------
                                                391          933          366
--------------------------------------------------------------------------------

Total income tax expense                  $   2,289    $   1,879    $   1,403
================================================================================

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (Continued)

     Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

                                                        2004           2003
                                                   -----------------------------
     Deferred tax assets:
        Patents and goodwill                        $      187     $      654
        Benefit plans                                      517            492
        Inventories                                        413            374
        Other                                              443            208
                                                   -----------------------------
           Total deferred tax assets                $    1,560     $    1,728
                                                   =============================
     Deferred tax liabilities:
        Property, plant and equipment               $    4,222     $    3,838
        Pensions                                           562            626
                                                   -----------------------------
           Total deferred tax liabilities           $    4,784     $    4,464
                                                   =============================

        Net deferred tax liability                  $    3,224     $    2,736
                                                   =============================

     Balance Sheet classification:
        Non-current deferred income tax liability   $    4,263     $    3,496
        Current deferred income tax asset                1,039            760
                                                   -----------------------------
        Net deferred tax liability                  $    3,224     $    2,736
                                                   =============================

     Total income tax expense for continuing operations differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

                                                 Year ended December 31,
                                         ---------------------------------------
                                             2004         2003         2002
--------------------------------------------------------------------------------
Income tax expense at the statutory
 federal income tax rate                  $  2,922     $  2,298     $  1,858
Increase (decrease) resulting from:
    State income taxes                          67           34           80
    R&D credit                                 (75)        (100)        (164)
    Foreign sales benefit                     (441)        (250)        (244)
    Other, net                                (184)        (103)        (127)
--------------------------------------------------------------------------------
Total income tax expense                  $  2,289     $  1,879     $  1,403
================================================================================

(6)  Stockholders' Equity

     The Board of Directors of the Company has at various times authorized repurchases of Company stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. The Company has effected a number of open-market or negotiated transactions to purchase its stock during the past three years. These repurchases totaled 1,900, 20,200 and 26,000 shares during the years 2004, 2003 and 2002, respectively, at per share prices ranging from $20.51 to $44.16. As

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (Continued)

     of December 31, 2004, authorization for the repurchase of 92,100 additional shares remained. The Company purchased 173,614 shares of its common stock at $23.00 per share in April 2003 pursuant to a tender offer. All shares purchased in the tender offer and in the open-market or negotiated transactions became treasury shares upon repurchase by the Company.

     In September 2003, the Company announced that it had adopted a policy for the payment of regular quarterly cash dividends on the Company's common stock. The Company began paying a quarterly cash dividend of $.12 per common share starting in September of 2003. The quarterly dividend was increased to $.14 per common share in September of 2004.

(7)  Income Per Share

     The following is the computation for basic and diluted income per share from continuing operations:

                                                 Year ended December 31,
                                         ---------------------------------------
                                             2004         2003         2002
                                         ---------------------------------------
                                        (In thousands, except per share amounts)

Income from continuing operations         $  6,305     $  4,892     $  4,065
--------------------------------------------------------------------------------

Weighted average basic shares
 outstanding                                 1,711        1,711        1,711
Add: Effect of dilutive securities
 (options)                                     139          128          152
--------------------------------------------------------------------------------
Weighted average diluted shares
 outstanding                                 1,850        1,839        1,863
================================================================================

Income per share from continuing
 operations:
      Basic                               $   3.68     $   2.86     $   2.37
      Diluted                             $   3.41     $   2.66     $   2.18
================================================================================

     For the years ended December 31, 2004, 2003 and 2002, options to purchase approximately 26,000, 25,250 and 40,625 shares of common stock, respectively, were not included in the computation of diluted income per share because their effect would have been antidilutive.

(8)  Stock Option Plans

     The Company's 1997 Stock Incentive Plan provides for the grant to key employees of incentive and nonqualified stock options, stock appreciation rights, restricted stock and performance shares. In addition, under the 1997 Stock Incentive Plan, outside directors (directors who are not employees of the Company or any subsidiary) receive automatic annual grants of nonqualified stock options to purchase 2,000 shares of common stock. Under the 1997 Stock Incentive Plan, 624,425 shares, in the aggregate, of common stock were reserved for grants. The purchase price of shares issued on the exercise of incentive options must be at least equal to the fair market value of such shares on the date of grant. The purchase price for shares issued on the exercise of nonqualified options and restricted and performance shares is fixed by the Compensation Committee of the Board of Directors. The options granted become exercisable as determined by the Compensation Committee and expire no later than 10 years after the date of grant.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (Continued)

     During 1998, the Company's stockholders approved the adoption of the Company's 1998 Outside Directors Stock Option Plan which, as amended, provided for the automatic grant on February 1, 1998 and February 1, 1999 of nonqualified stock options to the Company's outside directors. Although no additional options may be granted under the 1998 Outside Directors Stock Option Plan, all outstanding options under this plan continue to be governed by the terms and conditions of the plan and the existing option agreements for those grants.

     Option transactions for the three years in the period ended December 31, 2004 are as follows:

                                                               Weighted Average
                                                   Shares        Exercise Price
--------------------------------------------------------------------------------
Options outstanding at January 1, 2002            324,850             $11.62
     Granted in 2002                              201,500             $21.05
     Expired in 2002                               (5,500)            $ 8.34
     Exercised in 2002                            (53,500)            $11.06
--------------------------------------------------------------------------------
Options outstanding at December 31, 2002          467,350             $15.82
     Granted in 2003                               12,000             $29.30
     Expired in 2003                               (4,550)            $20.18
     Exercised in 2003                           (187,200)            $14.19
--------------------------------------------------------------------------------
Options outstanding at December 31, 2003          287,600             $17.38
     Granted in 2004                               62,000             $44.39
     Exercised in 2004                            (21,100)            $19.63
--------------------------------------------------------------------------------
Options outstanding at December 31, 2004          328,500             $22.33
================================================================================



Exercisable options at December 31, 2002          261,100             $13.81
Exercisable options at December 31, 2003          217,000             $15.41
Exercisable options at December 31, 2004          287,250             $22.32
================================================================================

     As of December 31, 2004, there remained 12,534 shares for which options may be granted in the future under the 1997 Stock Incentive Plan. The following table summarizes information about stock options outstanding at December 31, 2004:

                                          Options Outstanding                    Options Exercisable
                                -----------------------------------------    ---------------------------
   Range of exercise prices                      Weighted
                                                 average       Weighted                     Weighted
                                                 remaining     average                      average
                                    Number      contractual    exercise         Number      exercise
                                 outstanding       life         price        exercisable     price
------------------------------- ----------------------------------------    --------------------------
$6.875-$14.063                       130,800    4.4 years       $11.44         109,300       $10.93
$14.875-$22.50                        85,000    3.2 years       $18.28          85,000       $18.28
$26.13-$31.39                         50,700    4.2 years       $30.23          30,950       $29.49
$43.75-$44.58                         62,000    5.0 years       $44.39          62,000       $44.39
                                     328,500                                   287,250

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (Continued)

     Pro forma information regarding net income and income per share as required by SFAS No. 123 has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002:

                                                 2004        2003        2002
--------------------------------------------------------------------------------
Risk-free interest rate                           2.1%        3.2%        2.7%
Dividend yield                                    1.1%        0.0%        0.0%
Volatility factor                                47.7%       39.1%       50.3%
Expected life                                 2.8 years     7 years   2.7 years
================================================================================

     The resulting estimated weighted average fair values of the options granted in 2004, 2003 and 2002 were $13.45, $13.51 and $7.25, respectively.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. The option grants in 2003 and 2002 occurred prior to the declaration of dividends by the Company.

(9)  Revenues From Major Customers

     The Company had one major customer which represented approximately $9.6 million (14.5 percent), $9.1 million (14.4 percent) and $7.4 million (12.4 percent) of the Company's operating revenues during the years 2004, 2003 and 2002, respectively.

(10) Industry Segment and Geographic Information

     The Company operates in one reportable industry segment: designing, developing, manufacturing, selling and distributing products for the medical and health care industry and has no foreign operating subsidiaries. The Company's product lines include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of the medical products segment. The Company recorded incidental revenues from its oxygen pipeline, which totaled approximately $950,000 in each of the years of 2004, 2003 and 2002. Pipeline net assets totaled $2.6 million at December 31, 2004 and 2003. Company revenues from sales to parties outside the United States totaled approximately 30 percent, 26 percent and 25 percent of the Company's total revenues in 2004, 2003 and 2002, respectively. No Company assets are located outside the United States. A summary of revenues by

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (Continued)

     geographic territory for the three years 2004, 2003 and 2002 is as follows (in thousands):

                                                 Year ended December 31,
                                         ---------------------------------------
                                             2004         2003         2002
--------------------------------------------------------------------------------
 United States                            $ 46,375     $ 46,721     $ 44,454
 Canada                                      9,113        8,620        6,938
 United Kingdom                              1,883        1,547        1,693
 Japan                                       1,739          902          865
 Other                                       6,971        5,013        5,583
--------------------------------------------------------------------------------
 Total                                    $ 66,081     $ 62,803     $ 59,533
================================================================================

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

     The changes in the plan's projected benefit obligation ("PBO") as of December 31, 2004 and 2003 are as follows (in thousands):

                                                      2004          2003
                                                  ------------  ------------
       Change in Benefit Obligation:
       Benefit obligation, January 1               $  4,878       $  4,170
       Service cost                                     241            214
       Interest cost                                    311            298
       Actuarial loss                                   423            529
       Benefits paid                                   (314)          (333)
     -----------------------------------------------------------------------
       Benefit obligation, December 31             $  5,539       $  4,878
     =======================================================================

     In December 2002, the plan was amended to reduce benefit accruals for future service by plan participants by approximately 50 percent. This amendment caused a reduction in the PBO of approximately $616,000, and is reflected as a reduction in pension expense over the estimated employee service lives.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (Continued)

     The changes in the fair value of plan assets, funded status of the plan and the status of the prepaid pension benefit recognized, which is included in the Company's balance sheets as of December 31, 2004 and 2003 are as follows (in thousands):

                                                       2004          2003
                                                   ------------  ------------
       Change in Plan Assets:
       Fair value of plan assets, January 1         $  5,413      $  4,383
       Actual return on plan assets                      562           963
       Employer contributions                             --           400
       Benefits paid                                    (314)         (333)
     ------------------------------------------------------------------------
       Fair value of plan assets, December 31       $  5,661      $  5,413
     ========================================================================

       Funded status of plan                        $    122      $    535
       Unrecognized actuarial loss                     2,122         1,941
       Unrecognized prior service cost                  (465)         (502)
       Unrecognized net transition obligation            (44)          (88)
     ------------------------------------------------------------------------
       Net amount recognized as other assets        $  1,735      $  1,886
     ========================================================================

     The accumulated benefit obligation for the pension plan was $5,447,000 and $4,801,000 at December 31, 2004 and 2003, respectively. The components of net periodic pension cost for 2004, 2003 and 2002 were as follows (in thousands):

                                                  Year ended December 31,
                                          --------------------------------------
                                              2004         2003         2002
                                          ------------ ------------ ------------
     Components of Net Periodic
      Pension Cost:
     Service cost                          $    241     $    214     $    320
     Interest cost                              311          298          307
     Expected return on assets                 (423)        (349)        (405)
     Prior service cost amortization            (37)         (37)           7
     Actuarial loss                             103          128           28
     Transition amount amortization             (44)         (44)         (44)
   -----------------------------------------------------------------------------
     Net periodic pension cost             $    151     $    210     $    213
   =============================================================================

     Actuarial assumptions used to determine benefit obligations at December 31 were as follows:
                                                   2004            2003
                                               ------------    ------------
         Discount rate                             6.00%           6.50%
         Rate of compensation increase             5.00%           5.00%

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (Continued)

     Actuarial assumptions used to determine net periodic pension cost were as follows:

                                                  Year ended December 31,
                                          --------------------------------------
                                              2004         2003         2002
                                          ------------ ------------ ------------
     Discount rate                            6.50%        7.00%        7.25%
     Expected long-term return on assets      8.00%        8.00%        9.00%
     Rate of compensation increase            5.00%        5.00%        5.00%

     The Company's expected long-term rate of return assumption is based upon the plan's actual long-term investment results as well as the long-term outlook for investment returns in the marketplace at the time the assumption is made.

     The Company's pension plan assets at December 31, 2004 and 2003 were invested in the following asset categories:

                                                    2004          2003
                                                ------------  ------------
        Asset Category:
        Equity securities                             74%           73%
        Debt securities                               25%           25%
        Other                                          1%            2%
      --------------------------------------------------------------------
           Total                                     100%          100%
      ====================================================================

     It is the Company's investment policy to maintain 66 percent to 79 percent of the plan's assets in equity securities and 21 percent to 31 percent of its assets in debt securities with the balance invested in a money market account to meet liquidity requirements for distributions. The asset allocation at December 31, 2004 represents the targeted asset allocation at that time. Based upon the plan's current funded position, the Company expects to make $200,000 in contributions to its pension plan in 2005.

     The Company also sponsors a defined contribution plan for all employees. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plan. The Company's contribution under this plan was $214,000, $202,000 and $302,000 in 2004, 2003 and 2002, respectively.

(12) Commitments and Contingencies

     The Company is subject to legal proceedings, third-party claims and other contingencies related to patent infringement, product liability, regulatory, employee and other matters that arise in the ordinary course of business. As of December 31, 2004, the Company had accrued $1.2 million for legal fees and expenses that it expected to incur in connection with the litigation or arbitration of three such matters.

     The Company has arrangements with its executive officers (the "Executives") pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to the Executives. Termination under such circumstances in 2005 could result in payments aggregating $1.4 million, excluding any excise tax that may be reimbursable by the Company.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (Continued)

     In May 1996, Halkey-Roberts began leasing the land, building and building improvements in St. Petersburg, Florida, which serve as Halkey-Roberts' headquarters and manufacturing facility, under a 10-year lease. The lease provides for monthly payments, including certain lease payment escalators, and provides for certain sublease and assignment rights. The lease also provides the right of either the landlord or Halkey-Roberts to terminate the lease on 12 months notice. The Company has guaranteed Halkey-Roberts' payment and performance obligations under the lease. The lease is being accounted for as an operating lease, and the rental expense for the years ended December 31, 2004, 2003 and 2002 was $409,000, $396,000 and $384,000,
     respectively. Future minimum rental commitments under this lease are $422,000 and $166,000 in 2005 and 2006, respectively.

     During 2004, the Company began planning for the construction of a new facility for its Halkey-Roberts operation to be located approximately four miles from its current facility. In 2004, the Company made a $3.75 million deposit required in connection with a proposed purchase of ten acres of land to be used for the construction of this new facility. In early 2005, the Company entered into an agreement to purchase that property. The Company anticipates spending an additional $12 million to $14 million for the construction of a new facility for Halkey-Roberts at this site. The Company is planning to complete the construction of this new facility and move the Halkey-Roberts operation into the new facility during 2006.

(13) Quarterly Financial Data (Unaudited)

     The following table shows selected unaudited quarterly financial data for 2004 and 2003:

     Quarter       Operating       Operating                         Income
      Ended         Revenue          Income        Net Income    Per Basic Share
--------------------------------------------------------------------------------
                    (In thousands, except per share amounts)
     03/31/04      $ 16,789        $  1,901        $  1,287          $    .76
     06/30/04        16,417           2,064           1,608               .94
     09/30/04        16,704           2,217           1,756              1.02
     12/31/04        16,171           2,414           1,819              1.06
--------------------------------------------------------------------------------

     03/31/03      $ 15,721        $  1,724        $  1,150          $    .65
     06/30/03        16,175           1,705           1,313               .77
     09/30/03        16,117           1,855           1,330               .79
     12/31/03        14,790           1,639           1,264               .74
--------------------------------------------------------------------------------

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

With the participation of management, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as of the end of 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports that the Company files with the Securities and Exchange Commission.

There has been no change in the Company's internal controls over financial reporting that occurred in the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2004 that was not reported.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information for this item relating to directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2005 annual meeting of stockholders.

Executive Officers

The information for this item relating to executive officers of the Company is set forth on pages 9 and 10 of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Company's definitive proxy statement for its 2005 annual meeting of stockholders.

The Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company's directors, officers and employees. The Code of Ethics and Business Conduct will be provided to any person, without charge, upon request addressed to : Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.   EXECUTIVE COMPENSATION

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2005 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2005 annual meeting of stockholders.

Security Ownership of Management

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2005 annual meeting of stockholders.

Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this item is incorporated by reference form the Company's definitive proxy statement for its 2005 annual meeting of stockholders.


                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report on Form 10-K:
     1.   Financial Statements of the Company:
          Report of Independent Registered Public Accounting Firm
          Consolidated Statements of Income
          Consolidated Balance Sheets
          Consolidated Statements of Cash Flows
          Consolidated Statement of Changes in Stockholders Equity

     2.   Financial Statement Schedules:
          Schedule II - Consolidated Valuation and Qualifying Accounts

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
     SCHEDULE

     Board of Directors
     Atrion Corporation

     In connection with our audit of the consolidated financial statements of Atrion Corporation and Subsidiaries referred to in our report dated February 18, 2005, which is included in Part IV of this Annual Report on Form 10-K, we have also audited Schedule II for each of the two years in the period ended December 31, 2004. In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     /s/ Grant Thornton LLP
     Dallas, Texas
     February 18, 2004

          Schedule II - Consolidated Valuation and Qualifying Accounts

                                                     Allowance for Doubtful
                                                          Receivables
                                                          December 31,
                                                  ---------------------------
                                                      2004           2003
                                                  ------------   ------------

     Beginning balance                             $   104        $   151
        Additions charged to expense                    41             75
        Deductions from reserve                        (27)          (122)
   --------------------------------------------------------------------------
     Ending balance                                $   118        $   104
   ==========================================================================

     All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

     3.   Exhibits. Reference as made to Item 15(b) of this report on Form 10-K.

(b)  Exhibits


Exhibit
Numbers                              Description
-------                              -----------

  2a         Asset Purchase Agreement, dated March 19, 1997, between Atrion
             Corporation and Midcoast Energy Resources, Inc.(1)
  3a         Certificate of Incorporation of Atrion Corporation, dated December
             30, 1996(2)
  3b         Amended and Restated Bylaws of Atrion Corporation(3)
  10a*       Atrion Corporation 1997 Stock Incentive Plan(4)

  10b*       Form of Award Agreement for Incentive Stock Option(5)
  10c*       Form of Award Agreement for Nonqualified Stock Option for Key
             Employee(6)
  10d*       Form of Award Agreement for Nonqualified Stock Option for
             Director(7)
  10e*       Atrion Corporation 1998 Outside Directors Stock Option Plan(8)
  10f*       Form of Stock Option Agreement(9)
  10g*       Atrion Corporation Incentive Compensation Plan for Chief Executive
             Officer(10)
  10h*       Severance Plan for Chief Financial Officer(11)
  10i*       Atrion Corporation Incentive Compensation Plan for Chief Financial
             Officer(12)
  10j*       Agreement regarding the nullification of Incentive Compensation
             Plan for Chief Executive Officer(13)
  10k*       Chief Executive Officer Employment Agreement(14)
  10l*       Amendment to Chief Executive Officer Employment Agreement(15)
  21         Subsidiaries of Atrion Corporation as of December 31, 2004(16)
  23         Consent of Grant Thornton LLP(16)
  31.1       Sarbanes-Oxley Act Section 302 Certification of Chief Executive
             Officer(16)
  31.2       Sarbanes-Oxley Act Section 302 Certification of Chief Financial
             Officer(16)
  32.1       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
             Pursuant to Section 906 of The Sarbanes - Oxley Act Of 2002(16)
  32.2       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
             Pursuant to Section 906 of The Sarbanes - Oxley Act Of 2002(16)

 Notes
 -----
  (1) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997.
  (2) Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.
  (3) Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Company dated January 10, 1997.
  (4) Incorporated by reference to Exhibit 4.4(b) to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
  (5) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
  (6) Incorporated by reference to Exhibit 4.6 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
  (7) Incorporated by reference to Exhibit 4.7 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
  (8) Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
  (9) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
 (10) Incorporated by reference to Exhibit 10a to Form 10-Q of Atrion Corporation dated November 15, 1999.
 (11) Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.
 (12) Incorporated by reference to Exhibit 10k to Form 10-K of Atrion Corporation dated March 30, 2001.

 (13) Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation dated March 26, 2002.
 (14) Incorporated by reference to Exhibit 10m to Form 10-K of Atrion Corporation dated March 26, 2002.
 (15) Incorporated by reference to Exhibit 10q to Form 10-K of Atrion Corporation dated March 13, 2003.
 (16)      Filed herewith.

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

Dated: March 18, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                Title                                 Date
         ---------                                -----                                 ----

/s/ Emile A. Battat                  Chairman, President and Chief Executive       March 18, 2005
-------------------------------      Officer (Principal Executive Officer)
Emile A. Battat



/s/ Jeffery Strickland               Vice President, Chief Financial Officer and   March 18, 2005
-------------------------------      Secretary-Treasurer (Principal Financial
Jeffery Strickland                   and Accounting Officer)



/s/ Richard O. Jacobson                          Director                          March 22, 2005
-------------------------------
Richard O. Jacobson




                                                 Director
-------------------------------
Hugh J. Morgan, Jr.



/s/ Roger F. Stebbing                            Director                          March 22, 2005
-------------------------------
Roger F. Stebbing



/s/ John P. Stupp, Jr.                           Director                          March 22, 2005
-------------------------------
John P. Stupp, Jr.