Form 10-Q
period 2005-03-31
ATRION CORP
filed 2005-05-13
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2005               Commission File Number 0-10763


                               Atrion Corporation
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                 63-0821819
-------------------------------         ------------------------------------
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

              YES                  X                     NO
                               ---------                       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding at
           Title of Each Class                         May 3, 2005
----------------------------------------    ------------------------------------
Common stock, Par Value $0.10 per share                 1,807,407

                       ATRION CORPORATION AND SUBSIDIARIES
                       -----------------------------------

                                TABLE OF CONTENTS
                                -----------------




PART I.       Financial Information                                               2

       Item 1.     Financial Statements

                        Consolidated Statements of Income (Unaudited)
                            For the Three Months Ended
                            March 31, 2005 and 2004                               3


                        Consolidated Balance Sheets
                            March 31, 2005 (Unaudited) and December 31, 2004      4


                        Consolidated Statements of Cash Flows (Unaudited)
                            For the Three Months Ended
                            March 31, 2005 and 2004                               5


                        Notes to Consolidated Financial Statements (Unaudited)    6

       Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                   9

PART II.      Other Information                                                  13

       Item 1.     Legal Proceedings                                             13

       Item 6.     Exhibits and Reports on
                     Form 8-K                                                    13

SIGNATURES                                                                       14

                                     PART I


                              FINANCIAL INFORMATION

           Item 1.          Financial Statements
                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31
                                                                     ----------------------------------
                                                                           2005             2004
                                                                     ----------------- ----------------
Revenues                                                              $       18,645    $       16,789
Cost of goods sold                                                            11,024            10,834
                                                                      --------------    --------------
Gross profit                                                                   7,621             5,955
                                                                      --------------    --------------

Operating expenses:
   Selling                                                                     1,405             1,428
   General and administrative                                                  2,217             2,081
   Research and development                                                      581               545
                                                                      --------------    --------------
                                                                               4,203             4,054
                                                                      --------------    --------------

Operating income                                                               3,418             1,901
                                                                      --------------    --------------

Other income:
   Interest income                                                                15                11
   Interest expense                                                              (21)              (27)
   Other income                                                                    8                 6
                                                                      --------------    --------------
                                                                                   2               (10)
                                                                      --------------    --------------

Income before provision for income taxes                                       3,420             1,891
Provision for income taxes                                                    (1,126)             (604)
                                                                      --------------    --------------

Net income                                                            $        2,294    $        1,287
                                                                      ==============    ==============

Income per basic share                                                $         1.33    $         0.76
                                                                      ==============    ==============

Weighted average basic shares outstanding                                      1,723             1,703

Income per diluted share                                              $         1.23    $         0.70
                                                                      ==============    ==============

Weighted average diluted shares outstanding                                    1,865             1,843

The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    March 31,                December 31,
                                                                                      2005                      2004
Assets                                                                            (unaudited)
------                                                                       ---------------------      --------------------
Current assets:
   Cash and cash equivalents                                                     $        1,083             $          255
   Accounts receivable                                                                    8,535                      7,588
   Inventories                                                                           15,094                     14,013
   Deposit on land purchase                                                               3,750                      3,750
   Prepaid expenses                                                                         957                      1,028
   Other                                                                                  1,039                      1,039
                                                                                 --------------             --------------
                                                                                         30,458                     27,673
                                                                                 --------------             --------------


Property, plant and equipment                                                            51,643                     50,402
Less accumulated depreciation and amortization                                           25,978                     25,071
                                                                                 --------------             --------------
                                                                                         25,665                     25,331
                                                                                 --------------             --------------

Other assets and deferred charges:
   Patents                                                                                1,654                      1,714
   Goodwill                                                                               9,730                      9,730
   Other                                                                                  3,602                      2,960
                                                                                 --------------             --------------
                                                                                         14,986                     14,404
                                                                                 --------------             --------------

                                                                                 $       71,109             $       67,408
                                                                                 ==============             ==============
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities                                      $        6,891             $        7,146
   Accrued income and other taxes                                                         1,548                      1,321
                                                                                 --------------             --------------
                                                                                          8,439                      8,467
                                                                                 --------------             --------------

Line of credit                                                                            4,127                      2,936

Other non-current liabilities                                                             5,570                      5,402

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000 shares, issued 3,420 shares                                                    342                        342
   Paid-in capital                                                                       10,245                     10,013
   Retained earnings                                                                     76,532                     74,479
   Treasury shares,1,690 at March 31, 2005 and 1,712
   at December 31, 2004, at cost                                                        (34,146)                   (34,231)
                                                                                 --------------             --------------
       Total stockholders' equity                                                        52,973                     50,603
                                                                                 --------------             --------------


                                                                                 $       71,109             $       67,408
                                                                                 ==============             ==============


The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                           -------------------       -------------------
                                                                                  2005                      2004
                                                                           -------------------       -------------------
Cash flows from operating activities:
   Net income                                                                $       2,294             $       1,287
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                                1,072                     1,391
        Deferred income taxes                                                          184                       (70)
        Tax benefit related to stock plans                                              83                        24
        Other                                                                           11                         1
                                                                             -------------             -------------
                                                                                     3,644                     2,633

    Changes in operating assets and liabilities:
        Accounts receivable                                                           (946)                   (2,236)
        Inventories                                                                 (1,081)                     (297)
        Prepaid expenses                                                                71                       829
        Other non-current assets                                                      (642)                       50
        Accounts payable and current liabilities                                      (255)                     (678)
        Accrued income and other taxes                                                 228                       185
        Other non-current liabilities                                                  (16)                       20
                                                                             -------------             -------------
                                                                                     1,003                       506
                                                                             -------------             -------------

Cash flows from investing activities:
  Property, plant and equipment additions                                           (1,364)                     (684)
  Property, plant and equipment sales                                                    6                         -
                                                                             -------------             -------------
                                                                                    (1,358)                     (684)
                                                                             -------------             -------------

Cash flows from financing activities:
  Net change in line of credit                                                       1,191                       169
  Issuance of common stock                                                             234                       134
  Dividends                                                                           (242)                     (205)
                                                                             -------------             -------------
                                                                                     1,183                        98
                                                                             -------------             -------------

Net change in cash and cash equivalents                                                828                       (80)
Cash and cash equivalents at beginning of period                                       255                       298
                                                                             -------------             -------------
Cash and cash equivalents at end of period                                   $       1,083             $         218
                                                                             =============             =============

Cash paid for:
  Interest                                                                   $          21             $          28
  Income taxes                                                               $         454             $           -

The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Basis of Presentation
         In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation (the "Company"). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 2004 Annual Report on Form 10-K.


(2)      Inventories
         Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

                                        March 31,            December 31,
                                           2005                  2004
---------------------------------- ------------------ -------------------------
Raw materials                       $        5,472        $        5,665
Finished goods                               5,686                 4,595
Work in process                              3,936                 3,753
---------------------------------- ------------------ -------------------------
Total inventories                   $       15,094        $       14,013
---------------------------------- ------------------ -------------------------

(3)      Income per share
         The following is the computation for basic and diluted income per share:

                                                                          Three months ended March 31,
                                                                           2005                  2004
                                                                 -------------------------------------------
                                                                       (in thousands, except per share
                                                                                   amounts)

         Net Income                                               $        2,294         $       1,287
                                                                 ===========================================

         Weighted average basic shares outstanding
                                                                           1,723                 1,703
         Add:  Effect of dilutive securities (options)
                                                                             142                   140
                                                                 -------------------------------------------
         Weighted average diluted shares outstanding
                                                                           1,865                 1,843
                                                                 ===========================================

        Income per share:

           Basic                                                  $         1.33         $        0.76
                                                                 ===========================================

          Diluted                                                 $         1.23         $        0.70
                                                                 ===========================================

        There were no outstanding options to purchase shares of common stock that were not included in the diluted income per share calculation because their effect would be anti-dilutive for the three-month period ended March 31, 2005. There were options to purchase 52,000 shares of common stock that were not included in the diluted income per share calculation because their effect would be anti-dilutive for the three-month period ended March 31, 2004.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 (4)     Stock-Based Compensation
         At March 31, 2005, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123R"). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. SFAS 123R is effective for annual report periods beginning after June 15, 2005. The Company will begin recognizing option expense starting January 1, 2006. Since most of the Company's outstanding options will have vested prior to January 1, 2006, the amount of expense to be recognized for options starting in the first quarter of 2006 is not expected to be significant.

         The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation:

                                                                              Three Months ended March 31,
                                                                             -------------------------------
                                                                                 2005              2004
                                                                             -------------     -------------
                                                                          (in thousands, except per share
                                                                                      amounts)

         Net income, as reported                                             $     2,294       $     1,287
         Deduct: Total stock-based employee compensation expense
             determined under fair value-based methods for all awards,
             net of tax effects                                                      102               146
                                                                             -------------     -------------
         Pro forma net income                                                $     2,192       $     1,141
                                                                             =============     =============
         Income per share:
             Basic - as reported                                             $      1.33       $      0.76
                                                                             =============     =============
             Basic - pro forma                                               $      1.27       $      0.67
                                                                             =============     =============

             Diluted - as reported                                           $      1.23       $      0.70
                                                                             =============     =============
             Diluted - pro forma                                             $      1.18       $      0.62
                                                                             =============     =============

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 (5)     Pension Benefits
         The components of net periodic pension cost are as follows for the three months ended March 31, 2005 and March 31, 2004 (in thousands):

                                                      Three Months ended
                                                          March 31,
                                                -------------------------------
                                                    2005              2004
                                                -------------     -------------
         Service cost                           $       67        $       60
         Interest cost                                  80                78
         Expected return on assets                    (114)             (106)
         Prior service cost amortization                (9)               (9)
         Actuarial loss                                 27                26
         Transition amount amortization                (11)              (11)
                                                -------------     -------------

         Net periodic pension cost              $       40        $       38
                                                =============     =============

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

         For the three months ended March 31, 2005, the Company reported revenues of $18.6 million, operating income of $3.4 million and net income of $2.3 million, up 11 percent, 80 percent and 78 percent, respectively, from the three months ended March 31, 2004.

         Results for the three months ended March 31, 2005
         Consolidated net income totaled $2.3 million, or $1.33 per basic and $1.23 per diluted share, in the first quarter of 2005. This is compared with consolidated net income of $1.3 million, or $0.76 per basic and $0.70 per diluted share, in the first quarter of 2004. The income per basic share computations are based on weighted average basic shares outstanding of 1,723,199 in the 2005 period and 1,703,153 in the 2004 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,864,695 in the 2005 period and 1,843,310 in the 2004 period.

         Consolidated revenues of $18.6 million for the first quarter of 2005 were higher than revenues of $16.8 million for the first quarter of 2004. This 11 percent increase in revenues for the first quarter of 2005 over the first quarter of 2004 was primarily attributable to an approximate 23 percent increase in the revenues of the Company's fluid delivery products, an approximate 19 percent increase in the revenues of the Company's cardiovascular products and an approximate 11 percent increase in the revenues of the Company's other products. These increases, which are generally attributable to higher sales volumes, were partially offset by an approximate 10 percent decrease in the revenues of the Company's ophthalmic products.

         Cost of goods sold of $11.0 million for the first quarter of 2005 was 2 percent higher than in the comparable 2004 period. An improved mix of product sales toward products with lower costs coupled with favorable manufacturing efficiencies brought on by increased volumes and continued manufacturing cost improvement projects held the increase in cost of goods sold to 2 percent.

         Gross profit of $7.6 million in the first quarter of 2005 was $1.7 million, or 28 percent, higher than in the comparable 2004 period. The Company's gross profit percentage in the first quarter of 2005 was 40.8 percent of revenues compared with 35.5 percent of revenues in the first quarter of 2004. The increase in gross profit percentage in the 2005 period compared to the 2004 period is primarily related to a favorable change in the mix of products sold and the previously mentioned manufacturing efficiencies and cost improvement projects.

         The Company's first quarter 2005 operating expenses of $4.2 million were $149,000 higher than the operating expenses for the first quarter of 2004, resulting primarily from a $137,000 increase in general and administrative (G&A) expenses. The increase in G&A expenses for the first quarter of 2005 was principally attributable to increased compensation costs. Operating income in the first quarter of 2005 increased $1.5 million, or 80 percent, to $3.4 million from $1.9 million in the first quarter of 2004. Operating income was 18.3 percent of revenues in the first quarter of 2005 compared to 11.3 percent of revenues in the first quarter of 2004. The improvement in operating income was primarily attributable to the previously mentioned gross profit improvement partially offset by the increase in G&A expenses.

         Income tax expense for the first quarter of 2005 was $1.1 million compared to income tax expense of $604,000 for the same period in the prior year. The effective tax rate for the first quarter of 2005 was
         32.9 percent compared with 31.9 percent for the first quarter of 2004.


         Liquidity and Capital Resources

         At March 31, 2005, the Company had cash and cash equivalents of $1.1 million compared with $255,000 at December 31, 2004. The Company had outstanding borrowings of $4.1 million under its $25 million revolving credit facility ("Credit Facility") at March 31, 2005 and $2.9 million at December 31, 2004. The increase in the outstanding balance under the Credit Facility in the first three months of 2005 was primarily attributable to borrowings to fund planned capital expenditures and increases in working capital. The Credit Facility, which expires November 12, 2006, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At March 31, 2005, the Company was in compliance with all financial covenants.

         As of March 31, 2005, the Company had working capital of $22.0 million, including $1.1 million in cash and cash equivalents. The $2.8 million increase in working capital during the first three months of 2005 was primarily related to an increase in cash, inventories and accounts receivable. The increase in cash was primarily related to collections of customer accounts that could not be applied toward the outstanding Credit Facility until after March 31, 2005. The increase in accounts receivable during the first three months of 2005 was primarily related to the increase in revenues for the first quarter of 2005 as compared to the fourth quarter of 2004. The increase in inventories was primarily attributable to increased stocking levels necessary to improve customer service and support increased revenues. Cash flows from operating activities generated $1.0 million for the three months ended March 31, 2005 as compared to $506,000 for the three months ended March 31, 2004. The increase in net income was the primary contributor to this change. During the first three months of 2005, the Company expended $1.4 million for the addition of property and equipment. The Company received net proceeds of $234,000 from the exercise of employee stock options during the first three months of 2005. During the first quarter of 2005 the Company paid dividends totaling $242,000 to its stockholders.

         During the first quarter of 2005, the Company and Filtertek settled their pending litigation. Terms of the settlement required the Company to make a one-time payment to Filtertek in exchange for a paid-up license to manufacture and sell swabable valves that were the subject of the litigation. The cost of the settlement was apportioned to past and future licensing periods. No charges were made against the first quarter of 2005 income for this settlement because the reserves previously established for the cost of litigation were sufficient to cover the liability for past sales as well as expenses incurred to date. The cost of the settlement associated with the future licensing period will be amortized on a straight-line basis over the remaining life of the patent which is approximately seven years.

         In May 2005, the Company completed the purchase of ten acres of land to be used for the construction of a new facility for its Halkey-Roberts operation. The Company had made a $3.75 million deposit on the land in 2004 which was equal to the purchase price for the land. The Company anticipates spending an additional $12.0 to $14.0 million for the construction of a new facility at this site. The Company expects to complete the construction of this new facility and move the Halkey-Roberts operation into the new facility around mid-year 2006.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         For the quarter ended March 31, 2005, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2004 Annual Report on Form 10K.


Item 4.    Controls and Procedures

         With the participation of management, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that the Company files with the Securities and Exchange Commission.

         There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         On March 31, 2005, Halkey-Roberts Corporation, a subsidiary of the Company ("Halkey-Roberts"), settled its litigation with Filtertek, Inc. that had been pending in the United States District Court for the Middle District of Florida, Tampa Division. Under the terms of the settlement agreement, Halkey-Roberts made a one-time payment to Filtertek, Inc. in exchange for a non-exclusive, worldwide, fully paid up, non-royalty-bearing license to manufacture and sell swabable valves within the scope of certain patents that were the subject of such litigation.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits
                     31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

                     31.2 Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

                     32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

                     32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

              (b)    Reports on Form 8-K
                     On February 28, 2005, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the fourth quarter and year ended December 31, 2004 (Item 12).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Atrion Corporation
                               ------------------
                                  (Registrant)


         Date:  May 13, 2005                /s/ Emile A. Battat
                                            -----------------------------------
                                            Emile A. Battat
                                            Chairman, President and
                                            Chief Executive Officer



         Date:  May 13, 2005                /s/ Jeffery Strickland
                                            -----------------------------------
                                            Jeffery Strickland
                                            Vice President and
                                            Chief Financial Officer