Form 10-Q
period 2005-06-30
ATRION CORP
filed 2005-08-12
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2005           COMMISSION FILE NUMBER 0-10763


                               ATRION CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                 DELAWARE                                63-0821819
--------------------------------------     -----------------------------------
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

                                    /
                          YES     \/       NO
                               ---------    ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               NUMBER OF SHARES OUTSTANDING AT
        TITLE OF EACH CLASS                              AUGUST 2, 2005
-----------------------------------------   ----------------------------------
COMMON STOCK, PAR VALUE $0.10 PER SHARE                  1,825,407

                       ATRION CORPORATION AND SUBSIDIARIES
                       -----------------------------------


                                TABLE OF CONTENTS
                                -----------------
PART I.       FINANCIAL INFORMATION                                                  2

       ITEM 1.     Financial Statements

                        Consolidated Statements of Income (Unaudited)
                            For the Three and Six Months Ended
                            June 30, 2005 and 2004                                   3


                        Consolidated Balance Sheets
                            June 30, 2005 (Unaudited) and December 31, 2004          4


                        Consolidated Statements of Cash Flows (Unaudited)
                            For the Six Months Ended
                            June 30, 2005 and 2004                                   5


                        Notes to Consolidated Financial Statements (Unaudited)       6

       ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                      8

PART II.      OTHER INFORMATION                                                     13

       ITEM 4.     Submission of Matters to a Vote of Security Holders              13

       ITEM 6.     Exhibits and Reports on
                     Form 8-K                                                       13

SIGNATURES                                                                          14

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30,                          JUNE 30,
                                                               -------------------------         -------------------------
                                                                 2005             2004             2005             2004
                                                                            (in thousands, except per share amounts)
Revenues                                                       $ 18,102         $ 16,417         $ 36,747         $ 33,206
Cost of goods sold                                               10,896           10,351           21,920           21,185
                                                               --------         --------         --------         --------
Gross profit                                                      7,206            6,066           14,827           12,021
                                                               --------         --------         --------         --------
Operating expenses:
   Selling                                                        1,448            1,404            2,853            2,833
   General and administrative                                     2,002            2,019            4,220            4,100
   Research and development                                         625              579            1,205            1,123
                                                               --------         --------         --------         --------
                                                                  4,075            4,002            8,278            8,056
                                                               --------         --------         --------         --------
Operating income                                                  3,131            2,064            6,549            3,965
                                                               --------         --------         --------         --------
Other income:
   Interest income                                                    9               11               25               22
   Interest expense                                                 (21)             (16)             (42)             (43)
   Other income (expense), net                                     --                 39                8               45
                                                               --------         --------         --------         --------
                                                                    (12)              34               (9)              24
                                                               --------         --------         --------         --------
Income from continuing operations before provision for
    income taxes                                                  3,119            2,098            6,540            3,989

Provision for income taxes                                       (1,012)            (655)          (2,138)          (1,259)
                                                               --------         --------         --------         --------
Income from continuing operations                                 2,107            1,443            4,402            2,730
Gain on disposal of discontinued operations, net of income
    taxes                                                           165              165              165              165
                                                               --------         --------         --------         --------
Net income                                                     $  2,272         $  1,608         $  4,567         $  2,895
                                                               ========         ========         ========         ========
Income per basic share:
   Income from continuing operations                           $   1.18         $   0.84         $   2.51         $   1.60
   Gain on disposal of discontinued operations                     0.09             0.10             0.09             0.10
                                                               --------         --------         --------         --------
                                                               $   1.27         $   0.94         $   2.60         $   1.70
                                                               ========         ========         ========         ========

Weighted average basic shares outstanding                         1,789            1,710            1,756            1,706
                                                               ========         ========         ========         ========
Income per diluted share:
   Income from continuing operations                           $   1.09         $   0.78         $   2.32         $   1.48
   Gain on disposal of discontinued operations                     0.09             0.09             0.09             0.09
                                                               --------         --------         --------         --------
                                                               $   1.18         $    0.8         $   2.41         $   1.57
                                                               ========         ========         ========         ========
Weighted average diluted shares outstanding                       1,925            1,848            1,895            1,846
                                                               ========         ========         ========         ========



The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                              JUNE 30,
                                                                2005           DECEMBER 31,
ASSETS                                                      (UNAUDITED)           2004
------                                                       ----------        -----------
Current assets:
   Cash and cash equivalents                                  $    365         $    255
   Accounts receivable                                           8,122            7,588
   Inventories                                                  17,455           14,013
   Deposit on land purchase                                      3,750
   Prepaid expenses                                              1,344            1,028
   Other                                                         1,039            1,039
                                                              --------         --------
                                                                28,325           27,673
                                                              --------         --------
Property, plant and equipment                                   57,802           50,402
Less accumulated depreciation and amortization                  26,995           25,071
                                                              --------         --------
                                                                30,807           25,331
                                                              --------         --------
Other assets and deferred charges:
   Patents                                                       1,594            1,714
   Goodwill                                                      9,730            9,730
   Other                                                         3,722            2,960
                                                              --------         --------
                                                                15,046           14,404
                                                              --------         --------
                                                              $ 74,178         $ 67,408
                                                              ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                   $  7,149         $  7,146
   Accrued income and other taxes                                  406            1,321
                                                              --------         --------
                                                                 7,555            8,467
                                                              --------         --------
Line of credit                                                   3,293            2,936

Other non-current liabilities                                    5,667            5,402

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000 shares, issued 3,420 shares                           342              342
   Paid-in capital                                              12,181           10,013
   Retained earnings                                            78,550           74,479
   Treasury shares,1,600 at June 30, 2005 and 1,712
   at December 31, 2004, at cost                               (33,410)         (34,231)
                                                              --------         --------
       Total stockholders' equity                               57,663           50,603
                                                              --------         --------
                                                              $ 74,178         $ 67,408
                                                              ========         ========


The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                 JUNE 30,
                                                          ---------------------
                                                            2005         2004
                                                          -------      --------

Cash flows from operating activities:
   Net income                                             $ 4,567      $ 2,895
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Gain on disposal of discontinued operations          (165)        (165)
        Depreciation and amortization                       2,149        2,509
        Deferred income taxes                                 273         (134)
        Tax benefit related to stock plans                  1,051           36
        Other                                                  11            1
                                                          -------      -------
                                                            7,886        5,142
    Change in operating assets and liabilities:
        Accounts receivable                                  (534)      (1,481)
        Inventories                                        (3,442)      (1,469)
        Prepaid expenses                                     (316)         661
        Other non-current assets                             (762)         314
        Accounts payable and current liabilities                3          969
        Accrued income and other taxes                       (914)         789
        Other non-current liabilities                          (9)          37
                                                          -------      -------
    Net cash provided by continuing operations              1,912        4,962
    Net cash provided by discontinued operations              165          165
                                                          -------      -------
                                                            2,077        5,127
                                                          -------      -------
Cash flows from investing activities:
  Property, plant and equipment additions                  (7,522)      (2,058)
  Deposit on land purchase                                  3,750
  Property, plant and equipment sales                           6         --
                                                          -------      -------
                                                           (3,766)      (2,058)
                                                          -------      -------
Cash flows from financing activities:
  Net change in line of credit                                357       (2,586)
  Issuance of common stock                                  1,938          321
  Dividends                                                  (496)        (411)
                                                          -------      -------
                                                            1,799       (2,676)
                                                          -------      -------
Net change in cash and cash equivalents                       110          393
Cash and cash equivalents at beginning of period              255          298
                                                          -------      -------
Cash and cash equivalents at end of period                $   365      $   691
                                                          =======      =======

Cash paid for:
  Interest                                                $    43      $    50
  Income taxes                                            $ 1,754      $     0


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

(2)      INVENTORIES
         Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

                                               JUNE 30,          DECEMBER 31,
                                                 2005                2004
-------------------------------------------------------------------------------
Raw materials                             $        6,866      $        5,665
Finished goods                                     5,996               4,595
Work in process                                    4,593               3,753
-------------------------------------------------------------------------------
Total inventories                         $       17,455      $       14,013
-------------------------------------------------------------------------------

(3)      INCOME PER SHARE

         The following is the computation for basic and diluted income per share from continuing operations:


                                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                         2005            2004              2005            2004
                                                      ----------    -----------        -----------     ----------
                                                              (in thousands, except per share amounts)
Income from continuing operations                     $    2,107    $     1,443        $     4,402     $    2,730
                                                      ==========    ===========        ===========     ==========
         Weighted average basic shares outstanding
                                                           1,789          1,710              1,756          1,706
         Add:  Effect of dilutive securities
            (options)                                        136            138                139            140
                                                      ----------    -----------        -----------     ----------
         Weighted average diluted shares
            outstanding                                    1,925          1,848              1,895          1,846
                                                      ==========    ===========        ===========     ==========
        EARNINGS PER SHARE FROM CONTINUING
            OPERATIONS:
           Basic                                      $     1.18    $      0.84        $      2.51     $     1.60
                                                      ==========    ===========        ===========     ==========
          Diluted                                     $     1.09    $      0.78        $      2.32     $     1.48
                                                      ==========    ===========        ===========     ==========

        There were no outstanding options to purchase shares of common stock that were not included in the diluted income per share calculation because their effect would be anti-dilutive for the three-month and six-month periods ended June 30, 2005. There were options to purchase 52,000 shares of common stock that were not included in the diluted income per share calculation because their effect would be anti-dilutive for the three-month and six-month periods ended June 30, 2004.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 (4)     STOCK-BASED COMPENSATION
         At June 30, 2005, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                        -------------------------------      -----------------------------
                                                             2005              2004             2005               2004
                                                        ------------       ------------      ----------        -----------
                                                                     (in thousands, except per share amounts)

         Net income, as reported                        $     2,272        $     1,608      $     4,567        $     2,895
         Deduct: Total stock-based employee
             compensation expense determined under
             fair value-based methods for all awards,
             net of tax effects                                  10                343              111                486
                                                        ------------       -----------      -----------        -----------
         Pro forma net income                           $     2,262        $     1,265      $     4,456        $     2,409
                                                        ============       ===========      ===========        ===========
         Income per share:
             Basic - as reported                        $      1.27        $      0.94      $      2.60        $      1.70
                                                        ============       ===========      ===========        ===========
             Basic - pro forma                          $      1.26        $      0.74      $      2.54        $      1.41
                                                        ============       ===========      ===========        ===========
             Diluted - as reported                      $      1.18        $      0.87      $      2.41        $      1.57
                                                        ============       ===========      ===========        ===========
             Diluted - pro forma                        $      1.18        $      0.68      $      2.35        $      1.30
                                                        ============       ===========      ===========        ===========

 (5)     PENSION BENEFITS
         The components of net periodic pension cost are as follows for the three and six months ended June 30, 2005 and June 30, 2004 (in thousands):



                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                        ------------------------------       ----------------------------
                                                            2005              2004              2005              2004
                                                        ----------         -----------       ----------        ----------
         Service cost                                   $       67         $       60        $     134         $      120
         Interest cost                                          80                 78              160                156
         Expected return on assets                            (114)              (106)            (228)              (212)
         Prior service cost amortization                        (9)                (9)             (18)               (18)
         Actuarial loss                                         27                 26               54                 52
         Transition amount amortization                        (11)               (11)             (22)               (22)
                                                        ----------         -----------       ----------        ----------
         Net periodic pension cost                      $       40         $       38        $       80        $      76
                                                        ==========         ===========       ==========        ==========

                       ATRION CORPORATION AND SUBSIDIARIES
                                                          8
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         The Company designs, develops, manufactures, sells and distributes products and components, primarily for the medical and health care industry. The Company markets components to other equipment manufacturers for incorporation in their products and sells finished devices to physicians, hospitals, clinics and other treatment centers. The Company's medical products primarily range from ophthalmology and cardiovascular products to fluid delivery devices. The Company's other medical and non-medical products include obstetrics products, instrumentation and disposables used in dialysis, contract manufacturing and valves and inflation devices used in marine and aviation safety products.
         The Company's products are used in a wide variety of applications by numerous customers. The Company encounters competition in all of its markets and competes primarily on the basis of product quality, price, engineering, customer service and delivery time.
         For the three months ended June 30, 2005, the Company reported revenues of $18.1 million, operating income of $3.1 million and net income of $2.3 million, up 10 percent, 52 percent and 41 percent, respectively, from the three months ended June 30, 2004. For the six months ended June 30, 2005, the Company reported revenues of $36.7 million, operating income of $6.5 million and net income of $4.6 million, up 11 percent, 65 percent and 58 percent, respectively, from the six months ended June 30, 2004.

         RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005

         Consolidated net income, including discontinued operations, totaled $2.3 million, or $1.27 per basic and $1.18 per diluted share, in the second quarter of 2005. This is compared with consolidated net income, including discontinued operations, of $1.6 million, or $0.94 per basic and $0.87 per diluted share, in the second quarter of 2004. The income per basic share computations are based on weighted average basic shares outstanding of 1,789,220 in the 2005 period and 1,709,775 in the 2004 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,925,320 in the 2005 period and 1,847,565 in the 2004 period.

         Consolidated revenues of $18.1 million for the second quarter of 2005 were 10 percent higher than revenues of $16.4 million for the second quarter of 2004. This increase in revenues is primarily attributable to an approximate 13 percent increase, 12 percent increase, 11 percent increase and 4 percent increase in the revenues from the Company's fluid delivery products, cardiovascular products, other products and ophthalmic products, respectively. These increases are generally attributable to higher sales volumes.

         Cost of goods sold of $10.9 million for the second quarter of 2005 was 5 percent higher than in the comparable 2004 period. An improved mix of product sales toward products with lower costs coupled with favorable manufacturing efficiencies brought on by increased volumes and continued manufacturing cost improvement projects held the increase in cost of goods sold to 5 percent.

         Gross profit of $7.2 million in the second quarter of 2005 was $1.1 million, or 19 percent, higher than in the comparable 2004 period. The Company's gross profit percentage in the second quarter of 2005 was
         39.8 percent of revenues compared with 36.9 percent of revenues in the second quarter of 2004. The increase in gross profit percentage in the 2005 period compared to the 2004 period is primarily related to a favorable change in the mix of products sold and the previously mentioned manufacturing efficiencies and cost improvement projects.

         The Company's second quarter 2005 operating expenses of $4.1 million were $73,000 higher than the operating expenses for the second quarter of 2004, resulting from a $47,000 increase in research and development (R&D) expenses, a $44,000 increase in selling expenses offset by a $17,000 decrease in general and administrative (G&A) expenses. The increase in R&D expenses for the second quarter of 2005 is primarily related to outside services. The increase in selling expenses for the second quarter of 2005 is primarily related to increases in travel and entertainment expenses and increases in outside services. Operating income in the second quarter of 2005 increased $1.1 million, or 52 percent, to $3.1 million. Operating income was 17.3 percent of revenues in the second quarter of 2005 compared to 12.6 percent of revenues in the second quarter of 2004. The improvement in operating income is primarily attributable to the previously mentioned gross profit improvement partially offset by the increase in operating expenses.

         Interest expense for the second quarter of 2005 was $21,000 compared to interest expense of $16,000 for the same period in the prior year. The increase in the 2005 period from the 2004 period is primarily attributable to the Company's higher average borrowing level in the current-year period.

         Income tax expense for the second quarter of 2005 was $1.0 million compared to income tax expense of $655,000 for the same period in the prior year. The effective tax rate for the second quarter of 2005 was
         32.4 percent compared with 31.2 percent for the second quarter of 2004.

         The Company recorded a gain on the disposal of discontinued operations relating to the 1997 sale of its natural gas operations of $165,000 after tax, or $0.09 per basic and $0.09 per diluted share, for the second quarter of 2005 and $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for the second quarter of 2004, resulting from the receipt of contingent deferred payments in each year.


         RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005

         Consolidated net income, including discontinued operations, totaled $4.6 million, or $2.60 per basic and $2.41 per diluted share, in the first six months of 2005. This is compared with consolidated net income, including discontinued operations, of $2.9 million, or $1.70 per basic and $1.57 per diluted share, in the first six months of 2004. The income per basic share computations are based on weighted average basic shares outstanding of 1,756,392 in the 2005 period and 1,706,464 in the 2004 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,895,008 in the 2005 period and 1,846,309 in the 2004 period.

         Consolidated revenues of $36.7 million for the first six months of 2005 were 11 percent higher than revenues of $33.2 million for the first six months of 2004. This increase in revenues is primarily attributable to an approximate 18 percent increase, 15 percent increase and 11 percent increase in the revenues from the Company's fluid delivery products, cardiovascular products and other products, respectively. These increases are generally attributable to higher sales volumes. These increases were partially offset by an approximate 3 percent decrease in the revenues from the Company's ophthalmic products.

         Cost of goods sold of $21.9 million for the first six months of 2005 was 3 percent higher than in the comparable 2004 period. An improved mix of product sales toward products with lower costs coupled with favorable manufacturing efficiencies brought on by increased volumes and continued manufacturing cost improvement projects held the increase in cost of goods sold to 3 percent.

         Gross profit of $14.8 million in the first six months of 2005 was $2.8 million, or 23 percent, higher than in the comparable 2004 period. The Company's gross profit percentage in the first six months of 2005 was
         40.3 percent of revenues compared with 36.2 percent of revenues in the first six months of 2004. This increase in gross profit percentage is primarily related to the favorable change in the mix of products sold and the favorable impact of manufacturing efficiencies and cost improvement projects.

         The Company's operating expenses of $8.3 million for the first six months of 2005 were $222,000 higher than the operating expenses for the first six months of 2004. This resulted from a $120,000 increase in G&A expenses, a $20,000 increase in selling expenses and an $82,000 increase in R&D expenses. The increase in G&A expenses for the first six months of 2005 is primarily attributable to incentive compensation costs. The increase in R&D expenses for the first six months of 2005 is primarily related to outside services. Operating income in the first six months of 2005 increased $2.6 million, or 65 percent, to $6.5 million. Operating income was 17.8 percent of revenues in the first six months of 2005 compared to 11.9 percent of revenues in the first six months of 2004. The improvement in operating income is primarily attributable to the previously mentioned gross profit improvement partially offset by the increase in operating expenses.

         Income tax expense for the first six months of 2005 was $2.1 million compared to income tax expense of $1.3 million for the same period in the prior year. The effective tax rate for the first six months of 2005 was 32.7 percent compared with 31.5 percent for the first six months of 2004.

         The Company recorded a gain on the disposal of discontinued operations relating to the 1997 sale of its natural gas operations of $165,000 after tax, or $0.09 per basic and $0.09 per diluted share, for the first six months of 2005 and $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for the first six months of 2004, resulting from the receipt of contingent deferred payments in each year.

         LIQUIDITY AND CAPITAL RESOURCES
         At June 30, 2005, the Company had cash and cash equivalents of $365,000 compared with $255,000 at December 31, 2004. The Company had outstanding borrowings of $3.3 million under its $25 million revolving credit facility ("Credit Facility") at June 30, 2005 and $2.9 million at December 31, 2004. The increase in the outstanding balance under the Credit Facility in the first six months of 2005 is primarily attributable to additions of property, plant and equipment offset by cash provided by continuing operations. The Credit Facility, which expires November 12, 2006, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At June 30, 2005, the Company was in compliance with all financial covenants.

         As of June 30, 2005, the Company had working capital of $20.8 million, including $365,000 in cash and cash equivalents. The $1.6 million increase in working capital during the first six months of 2005 was primarily related to increases in inventories and decreases in accrued income and other taxes offset by a decrease in prepaid expenses. The $3.4 million increase in inventories was primarily attributable to a program to purchase critical raw materials in larger volumes to take advantage of quantity discounts and to hedge against future price increases. In addition, the Company began to increase its inventory of finished goods to reflect increasing sales and to assure uninterrupted deliveries to the Company's customers when the Florida facility is relocated next year to a new plant in St. Petersburg, Florida. The decrease in accrued income and other taxes is primarily related to income tax payments made during 2005. The decrease in prepaid expenses is primarily related to the completion of the purchase of ten acres of land for which the Company had made a $3.75 million deposit.

         In May 2005, the Company purchased for $3.75 million ten acres of land to be used for the construction of a new facility for its Halkey-Roberts operation. The Company anticipates spending an additional $14.0 to $16.0 million for the construction of an expanded new facility at this site. The Company expects to complete the construction of this facility around mid-year 2006.

         Cash flows from continuing operations generated $1.9 million for the six months ended June 30, 2005 as compared to $5.0 million for the six months ended June 30, 2004. The previously mentioned inventories increase was the primary contributor to the decrease in cash flows from operations. During the first six months of 2005, the Company expended $3.8 million for the addition of property and equipment in addition to the previously mentioned land purchase. The Company received net proceeds of $1.9 million from the exercise of employee stock options during the first six months of 2005. During the first six months of 2005 the Company paid dividends totaling $496,000 to its stockholders.

         The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's credit facility, supplemented, if necessary, with equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for the foreseeable future.

         FORWARD-LOOKING STATEMENTS
         The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company's expectations regarding deliveries to customers, the cost and time of completion of the Company's new Florida facility, and future liquidity and capital resources. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company's ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the quarter ended June 30, 2005, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2004 Annual Report on Form 10K.

ITEM 4.           CONTROLS AND PROCEDURES

         With the participation of management, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that the Company files with the Securities and Exchange Commission.

         There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company held its 2005 Annual Meeting of Stockholders on May 19, 2005 at its offices in Allen, Texas. At such meeting, the Company's stockholders ratified the appointment of Grant Thornton LLP as independent accountants with 1,615,321 shares voted for ratification, 5,391 voted against and 150 abstentions. The voting with respect to the nominee for election as director was as follows:

           NOMINEE                     VOTES FOR             VOTES WITHHELD
           -------                     ---------             --------------
Emile A. Battat                        1,556,712                 64,150

              The terms of the following directors continued after the meeting: John P. Stupp, Jr., Roger F. Stebbing, Richard O. Jacobson and Hugh J. Morgan, Jr.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2 Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
     Section 906 of The Sarbanes - Oxley Act Of 2002

32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
     Section 906 of The Sarbanes - Oxley Act Of 2002

              (b) Reports on Form 8-K

                     On April 29, 2005, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the first quarter ended March 31, 2005 (Item 12).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         ATRION CORPORATION
                                            (Registrant)


         Date:  August 12, 2005          /S/ EMILE A. BATTAT
                                         -----------------------------------
                                         Emile A. Battat
                                         Chairman, President and
                                         Chief Executive Officer



         Date:  August 12, 2005          /S/ JEFFERY STRICKLAND
                                         -----------------------------------
                                         Jeffery Strickland
                                         Vice President and
                                         Chief Financial Officer