Form 10-Q
period 2005-11-10
ATRION CORP
filed 2005-11-14
CIK 701288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

                         Commission File Number 0-10763

                               Atrion Corporation
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                            63-0821819
-------------------------------                  -------------------------------
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
                                        YES    X                NO
                                            ---------               ---------

Indicate by check whether the registrant is an accelerated  filer (as defined in
Rule 12b-2 of the Exchange Act).        YES                     NO      X
                                            ---------               ---------

Indicate by check whether the  registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).             YES                     NO      X
                                            ---------               ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding at
         Title of Each Class                         October 27, 2005
---------------------------------------  ---------------------------------------
Common stock, Par Value $0.10 per share                 1,832,507

                       ATRION CORPORATION AND SUBSIDIARIES
                       -----------------------------------


                                TABLE OF CONTENTS
                                -----------------




PART I.  Financial Information                                                 2

   Item 1.  Financial Statements

                Consolidated Statements of Income (Unaudited)
                  For the Three and Nine Months Ended
                  September 30, 2005 and 2004                                  3


                Consolidated Balance Sheets
                  September 30, 2005 (Unaudited) and December 31, 2004         4


                Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended
                  September 30, 2005 and 2004                                  5


                Notes to Consolidated Financial Statements (Unaudited)         6

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        9

PART II.  Other Information                                                   14

   Item 6.  Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                    15

                                     PART I


                              FINANCIAL INFORMATION

Item 1. Financial Statements

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30,                        September 30,
                                                              --------------------------------    ----------------------------------
                                                                   2005              2004              2005               2004

                                                                            (in thousands, except per share amounts)

Revenues                                                       $    18,338        $    16,704      $    55,085        $    49,910
Cost of goods sold                                                  11,377             10,506           33,297             31,691
                                                               -----------        -----------      -----------        -----------
Gross profit                                                         6,961              6,198           21,788             18,219
                                                               -----------        -----------      -----------        -----------

Operating expenses:
   Selling                                                           1,378              1,223            4,231              4,055
   General and administrative                                        1,925              2,170            6,144              6,270
   Research and development                                            547                588            1,752              1,712
                                                               -----------        -----------      -----------        -----------
                                                                     3,850              3,981           12,127             12,037
                                                               -----------        -----------      -----------        -----------
Operating income                                                     3,111              2,217            9,661              6,182
                                                               -----------        -----------      -----------        -----------

Other income:
   Interest income                                                       7                 11               32                 33
   Interest expense                                                    (18)               (23)             (61)               (66)
   Other income (expense), net                                           2                 --               10                 45
                                                               -----------        -----------      -----------        -----------
                                                                        (9)               (12)             (19)                12
                                                               -----------        -----------      -----------        -----------
Income from continuing operations before provision for
    income taxes                                                     3,102              2,205            9,642              6,194

Provision for income taxes                                            (861)              (449)          (2,999)            (1,708)
                                                               -----------        -----------      -----------        -----------

Income from continuing operations                                    2,241              1,756            6,643              4,486
Gain on disposal of discontinued operations, net of income
    taxes                                                               --                 --              165                165
                                                               -----------        -----------      -----------        -----------
Net income                                                     $     2,241        $     1,756      $     6,808        $     4,651
                                                               ===========        ===========      ===========        ===========

Income per basic share:
   Income from continuing operations                           $      1.23        $      1.02      $      3.73        $      2.62
   Gain on disposal of discontinued operations                          --                 --             0.09               0.10
                                                               -----------        -----------      -----------        -----------
                                                               $      1.23        $      1.02      $      3.82        $      2.72
                                                               ===========        ===========      ===========        ===========


Weighted average basic shares outstanding                            1,829              1,716            1,781              1,710
                                                               ===========        ===========      ===========        ===========

Income per diluted share:
   Income from continuing operations                           $      1.15        $       .95      $      3.47        $      2.43
   Gain on disposal of discontinued operations                                                            0.09               0.09
                                                               -----------        -----------      -----------        -----------
                                                               $      1.15        $       .95      $      3.56        $      2.52
                                                               ===========        ===========      ===========        ===========


Weighted average diluted shares outstanding                          1,953              1,854            1,915              1,849
                                                               ===========        ===========      ===========        ===========

Dividends per common share                                     $      0.17        $      0.14      $      0.45        $      0.38
                                                               ===========        ===========      ============       ===========

The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                  September 30,
                                                                                     2005                    December 31,
Assets                                                                            (unaudited)                    2004
------                                                                           --------------             --------------
Current assets:
   Cash and cash equivalents                                                     $          430             $          255
   Accounts receivable                                                                    8,957                      7,588
   Inventories                                                                           17,156                     14,013
   Deposit on land purchase                                                                  --                     3,750
   Prepaid expenses                                                                       1,039                      1,028
   Other                                                                                  1,039                      1,039
                                                                                 --------------             --------------
                                                                                         28,621                     27,673
                                                                                 --------------             --------------


Property, plant and equipment                                                            60,199                     50,402
Less accumulated depreciation and amortization                                           27,725                     25,071
                                                                                 --------------             --------------
                                                                                         32,474                     25,331
                                                                                 --------------             --------------

Other assets and deferred charges:
   Patents                                                                                1,552                      1,714
   Goodwill                                                                               9,730                      9,730
   Other                                                                                  4,049                      2,960
                                                                                 --------------             --------------
                                                                                         15,331                     14,404
                                                                                 --------------             --------------

                                                                                 $       76,426             $       67,408
                                                                                 ==============             ==============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                                      $        7,487             $        7,146
   Accrued income and other taxes                                                         1,330                      1,321
                                                                                 --------------             --------------
                                                                                          8,817                      8,467
                                                                                 --------------             --------------
Line of credit                                                                            1,953                      2,936

Other non-current liabilities                                                             5,632                      5,402

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000 shares, issued 3,420 shares                                                    342                        342
   Paid-in capital                                                                       12,493                     10,013
   Retained earnings                                                                     80,480                     74,479
   Treasury shares,1,588 at September 30, 2005 and 1,701
      at December 31, 2004, at cost                                                     (33,291)                   (34,231)
                                                                                 --------------             --------------
       Total stockholders' equity                                                        60,024                     50,603
                                                                                 --------------             --------------


                                                                                 $       76,426             $      67,408
                                                                                 ==============             ==============

The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                           ---------------------------------------------
                                                                                  2005                      2004
                                                                           -------------------       -------------------

Cash flows from operating activities:
   Net income                                                                $       6,808             $       4,651
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Gain on disposal of discontinued operations                                   (165)                     (165)
        Depreciation and amortization                                                3,328                     3,732
        Deferred income taxes                                                          206                       297
        Tax benefit related to stock plans                                           1,180                        43
        Other                                                                           10                         1
                                                                             -------------             -------------
                                                                                    11,367                     8,559
    Change in operating assets and liabilities:
        Accounts receivable                                                         (1,369)                   (1,874)
        Inventories                                                                 (3,143)                   (1,733)
        Prepaid expenses                                                               (11)                      526
        Other non-current assets                                                    (1,088)                      409
        Accounts payable and current liabilities                                       341                     2,257
        Accrued income and other taxes                                                   9                       228
        Other non-current liabilities                                                   24                        34
                                                                             -------------             -------------
    Net cash provided by continuing operations                                       6,130                     8,406
    Net cash provided by discontinued operations                                       165                       165
                                                                             -------------             -------------
                                                                                     6,295                     8,571
                                                                             -------------             -------------
Cash flows from investing activities:
  Property, plant and equipment additions                                          (10,340)                   (4,052)
  Deposit on land purchase                                                           3,750                    (3,750)
  Property, plant and equipment sales                                                   21                        --
                                                                             -------------             -------------
                                                                                    (6,569)                   (7,802)
                                                                             -------------             -------------

Cash flows from financing activities:
  Net change in line of credit                                                        (983)                     (253)
  Purchase of treasury stock                                                            --                       (84)
  Issuance of common stock                                                           2,239                       367
  Dividends                                                                           (807)                     (651)
                                                                             --------------            --------------
                                                                                       449                      (621)
                                                                             --------------            --------------

Net change in cash and cash equivalents                                                175                       148
Cash and cash equivalents at beginning of period                                       255                       298
                                                                             --------------            --------------
Cash and cash equivalents at end of period                                   $         430             $         446
                                                                             ==============            ==============



Cash paid for:
  Interest                                                                   $          63             $          68
  Income taxes                                                               $       1,835             $         635

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


(2)  Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

                                              September 30,         December 31,
                                                  2005                  2004
--------------------------------------------------------------------------------
Raw materials                             $        6,695      $        5,665
Finished goods                                     5,671               4,595
Work in process                                    4,790               3,753
--------------------------------------------------------------------------------
Total inventories                         $       17,156      $       14,013
--------------------------------------------------------------------------------

(3)  Income per share
     The following is the computation for basic and diluted income per share from continuing operations:

                                Three months ended            Nine months ended
                                  September 30,                  September 30,
                                2005          2004            2005          2004
                               -------------------           -------------------
                                  (in thousands, except per share amounts)

Income from continuing
 operations                    $ 2,241     $ 1,756           $ 6,643     $ 4,486
                               ===================           ===================

Weighted average basic shares
 outstanding
                                 1,829       1,716             1,781       1,710

Add: Effect of dilutive
 securities (options)              124         138               134         139
                               -------------------           -------------------

Weighted average diluted shares
 outstanding                     1,953       1,854             1,915       1,849
                               ===================           ===================

Earnings per share from
  continuing operations:

        Basic                  $  1.23     $  1.02           $  3.73     $  2.62
                               ===================           ===================

        Diluted                $  1.15     $  0.95           $  3.47        2.43
                               ===================           ===================

     Outstanding options that were not included in the diluted income per share calculation because their effect would be anti-dilutive totaled zero for the three-month periods ended September 30, 2005 and September 30, 2004, and zero and 34,667 for the nine-month periods ended September 30, 2005 and September 30, 2004, respectively.

(4)  Stock-Based Compensation
     At September 30, 2005, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of FASB Statement No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123R"). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. SFAS 123R is effective for annual report periods beginning after June 15, 2005. The Company will begin recognizing option expense starting January 1, 2006. Since most of the Company's outstanding options will have vested prior to January 1, 2006, the amount of expense to be recognized for options starting in the first quarter of 2006 is not expected to be material.

     The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                     Three Months ended                   Nine Months ended
                                                        September 30,                       September 30,
                                               --------------------------------    --------------------------------
                                                    2005              2004              2005              2004
                                               ---------------    -------------    ---------------    -------------
                                                            (in thousands, except per share amounts)

Net income, as reported                        $     2,241        $     1,756      $     6,808        $     4,651
Deduct: Total stock-based employee
    compensation expense determined under
    fair value-based methods for all awards,
    net of tax effects                                  10                153              121                640
                                               ---------------    -------------    ---------------    -------------
Pro forma net income                           $     2,231        $     1,603      $     6,687        $     4,011
                                               ===============    =============    ===============    =============
Income per share:
    Basic - as reported                        $      1.23        $      1.02      $      3.82        $      2.72
                                               ===============    =============    ===============    =============
    Basic - pro forma                          $      1.22        $      0.93      $      3.76        $      2.35
                                               ===============    =============    ===============    =============

    Diluted - as reported                      $      1.15        $      0.95      $      3.56        $      2.52
                                               ===============    =============    ===============    =============
    Diluted - pro forma                        $      1.14        $      0.86      $      3.49        $      2.17
                                               ===============    =============    ===============    =============

(5)  Pension Benefits
     The components of net periodic pension cost are as follows for the three and nine months ended September 30, 2005 and September 30, 2004 (in thousands):

                                                     Three Months ended                   Nine Months ended
                                                        September 30,                       September 30,
                                               --------------------------------    --------------------------------
                                                    2005              2004              2005              2004
                                               ---------------    -------------    ---------------    -------------
Service cost                                   $       67         $       60       $      201         $      180
Interest cost                                          80                 78              240                234
Expected return on assets                            (114)              (106)            (342)              (318)
Prior service cost amortization                        (9)                (9)             (27)               (27)
Actuarial loss                                         27                 26               81                 78
Transition amount amortization                        (11)               (11)             (33)               (33)
                                               ---------------    -------------    ---------------    -------------
Net periodic pension cost                      $       40         $       38       $      120         $      114
                                               ===============    =============    ===============    =============


(6)  Recent Accounting Pronouncements
     In November 2004, the FASB issued Statement of Financial Accounting Standard 151, Inventory Costs, an amendment of ARB 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

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

     For the three months ended September 30, 2005, the Company reported revenues of $18.3 million, operating income of $3.1 million and net income of $2.2 million, up 10 percent, 40 percent and 28 percent, respectively, from the three months ended September 30, 2004. For the nine months ended September 30, 2005, the Company reported revenues of $55.1 million, operating income of $9.7 million and net income of $6.8 million, up 10 percent, 56 percent and 46 percent, respectively, from the nine months ended September 30, 2004.

     Results for the three months ended September 30, 2005
     The Company's net income for the three months ended September 30, 2005 was $2.2 million, or $1.23 per basic and $1.15 per diluted share, compared with net income for the three months ended September 30, 2004 of $1.8 million, or $1.02 per basic and $0.95 per diluted share. The income per basic share computations are based on weighted average basic shares outstanding of 1,828,886 in the 2005 period and 1,715,991 in the 2004 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,952,700 in the 2005 period and 1,853,860 in the 2004 period.

     Consolidated revenues of $18.3 million for the third quarter of 2005 were 10 percent higher than revenues of $16.7 million for the third quarter of 2004. This increase in revenues for the third quarter of 2005 over the third quarter of 2004 is primarily attributable to a 20 percent increase, a 17 percent increase and an 8 percent increase in the revenues from the Company's cardiovascular products, fluid delivery products and other products, respectively. These increases, which are generally attributable to higher sales volumes, are partially offset by a 7 percent decrease in the revenues from the Company's ophthalmic products. Cost of goods sold of $11.4 million for the third quarter of 2005 was 8 percent higher than in the comparable 2004 period primarily as a result of increased sales volume.

     Gross profit of $7.0 million in the third quarter of 2005 was $763,000, or 12 percent, higher than in the comparable 2004 period. The Company's gross profit percentage in the third quarter of 2005 was 38.0 percent of revenues compared with 37.1 percent of revenues in the third quarter of 2004. This increase in gross profit percentage is primarily related to a change in product mix and the favorable impact of manufacturing efficiencies and cost improvement projects in 2005.

     The Company's third-quarter 2005 operating expenses of $3.9 million were $131,000 lower than the operating expenses for the third quarter of 2004, resulting from a $245,000 decrease in general and administrative (G&A) expenses and a $41,000 decrease in research and development (R&D) expenses partially offset by a $155,000 increase in selling expenses. The decrease in G&A expenses for the third quarter of 2005 is primarily attributable to reduced legal costs partially offset by increases in costs related to information technology enhancements and increases in other outside services. The increase in selling expenses for the third quarter of 2005 is primarily attributable to increases in travel-related expenses and promotion and advertising expenses. Operating income in the third quarter of 2005 increased $894,000, or 40 percent, to $3.1 million from $2.2 million in the third quarter of 2004. Operating income was 17.0 percent of revenues in the third quarter of 2005 compared to 13.3 percent of revenues in the third quarter of 2004. The improvement in operating income is primarily attributable to the previously mentioned gross profit improvement and the decrease in operating expenses.

     Interest expense for the third quarter of 2005 was $18,000 compared to interest expense of $23,000 for the same period in the prior year. The decrease in the 2005 period from the 2004 period is primarily attributable to the Company's lower average borrowing level in the current-year period.

     Income tax expense for the third quarter of 2005 was $861,000 compared to income tax expense of $449,000 for the same period in the prior year. The effective tax rate for the third quarter of 2005 was 27.7 percent compared with 20.4 percent for the third quarter of 2004. The higher effective income tax rate for the third quarter of 2005 is primarily a result of benefits from tax incentives for exports and R&D expenditures being a smaller percentage of taxable income in 2005 than in 2004 and the recognition of capital loss carryforward benefits in 2004.

     Results for the nine months ended September 30, 2005
     Consolidated net income, including discontinued operations, totaled $6.8 million, or $3.82 per basic and $3.56 per diluted share, in the first nine months of 2005. This is compared with consolidated net income, including discontinued operations, of $4.7 million, or $2.72 per basic and $2.52 per diluted share, in the first nine months of 2004. The income per basic share computations are based on weighted average basic shares outstanding of 1,780,822 in the 2005 period and 1,709,663 in the 2004 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,915,087 in the 2005 period and 1,848,826 in the 2004 period.

     Consolidated revenues of $55.1 million for the first nine months of 2005 were 10 percent higher than revenues of $49.9 million for the first nine months of 2004. This increase in revenues for the first nine months of 2005 over the first nine months of 2004 is primarily attributable to an approximate 17 percent increase, 17 percent increase and 10 percent increase in the revenues from the Company's cardiovascular products, fluid delivery products and other products, respectively. These increases, which are generally attributable to higher sales volumes, are partially offset by an approximate 4 percent decrease in the revenues from the Company's ophthalmic products.

     Cost of goods sold of $33.3 million for the first nine months of 2005 was 5 percent higher than in the comparable 2004 period. An improved mix of product sales toward products with lower costs coupled with favorable manufacturing efficiencies brought on by increased volumes and continued manufacturing cost improvement projects held the increase in cost of goods sold to 5 percent.

     Gross profit of $21.8 million in the first nine months of 2005 was $3.6 million, or 20 percent, higher than in the comparable 2004 period. The Company's gross profit percentage in the first nine months of 2005 was 39.6 percent of revenues compared with 36.5 percent of revenues in the first nine months of 2004. This increase in gross profit percentage is primarily related to the favorable change in the mix of products sold and the favorable impact of manufacturing efficiencies and cost improvement projects.

     The Company's operating expenses of $12.1 million for the first nine months of 2005 were $90,000 higher than the operating expenses for the first nine months of 2004. This resulted from a $176,000 increase in selling expenses, a $40,000 decrease in R&D expenses and a $126,000 decrease in G&A expenses. The increase in selling expenses for the first nine months of 2005 is primarily attributable to increased travel-related costs and increased advertising and promotion expenses. The decrease in G&A expenses for the first nine months of 2005 is primarily related to reduced legal costs partially offset by increases in compensation and costs related to information technology enhancements. Operating income in the first nine months of 2005 increased $3.5 million, or 56 percent, to $9.7 million from $6.2 million in the first nine months of 2004. Operating income was 17.5 percent of revenues in the first nine months of 2005 compared to 12.4 percent of revenues in the first nine months of 2004. The improvement in operating income is primarily attributable to the previously mentioned gross profit improvement partially offset by the increase in operating expenses.

     Income tax expense for the first nine months of 2005 was $3.0 million compared to income tax expense of $1.7 million for the same period in the prior year. The effective income tax rate for the first nine months of 2005 was 31.1 percent compared with 27.6 percent for the first nine months of 2004.

     The Company recorded a gain on the disposal of discontinued operations relating to the 1997 sale of its natural gas operations of $165,000 after tax, or $0.09 per basic and $0.09 per diluted share, for the first nine months of 2005 and $165,000 after tax, or $0.10 per basic and $0.09 per diluted share, for the first nine months of 2004, resulting from the receipt of contingent deferred payments in each year.


     Liquidity and Capital Resources
     At  September  30,  2005,  the  Company  had cash and cash  equivalents  of
     $430,000 compared with $255,000 at December 31, 2004. The Company had outstanding borrowings of $2.0 million under its $25 million revolving credit facility ("Credit Facility") at September 30, 2005 and $2.9 million at December 31, 2004. The Credit Facility, which expires November 11, 2009, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At September 30, 2005, the Company was in compliance with all financial covenants.

     Cash flows from continuing operations generated $6.1 million for the nine months ended September 30, 2005 as compared to $8.4 million for the nine months ended September 30, 2004. The primary contributor to this decrease was an increase in inventory. During the first nine months of 2005, the Company expended $10.3 million for the addition of property, plant and equipment. The Company reduced its outstanding borrowings under the Credit Facility by $983,000. The Company received net proceeds of $2.2 million from the exercise of stock options during the first nine months of 2005. During the first nine months of 2005 the Company paid dividends totaling $807,000 to its stockholders.

     Of the $10.3 million expended for the addition of property, plant and equipment during 2005, the Company has expended $5.0 million for the construction of a new Florida facility for its Halkey-Roberts operation, including $3.75 million for the purchase of ten acres of land to be used for this construction. The Company anticipates spending an additional $14.0 to $16.0 million for the construction of an expanded new facility at this site. The Company expects to complete the construction of this facility around mid-year 2006.

     As of September 30, 2005, the Company had working capital of $19.8 million, including $430,000 in cash and cash equivalents. The $598,000 increase in working capital during the first nine months of 2005 was primarily related to increases in inventories and accounts receivables offset by a decrease in prepaid expenses. The $3.1 million increase in inventories was primarily attributable to a program to purchase critical raw materials in larger volumes to take advantage of quantity discounts and to hedge against future price increases. In addition, the Company began to increase its inventory of finished goods to reflect increasing sales and to assure uninterrupted deliveries to the Company's customers when the Florida facility is relocated next year to a new plant in St. Petersburg, Florida. The increase in accounts receivable is primarily related to increased sales volume in the third quarter of 2005 as compared with the fourth quarter of 2004. The decrease in prepaid expenses is primarily related to the completion of the purchase of ten acres of land for a new facility which the Company had made a $3.75 million deposit.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For the quarter ended September 30, 2005, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2004 Annual Report on Form 10K.

Item 4.  Controls and Procedures

     With the participation of management, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that the Company files with the Securities and Exchange Commission.

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

              31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

              31.2 Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

              32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

              32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

          (b)  Reports on Form 8-K

               On July 29, 2005, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the second quarter ended June 30, 2005.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Atrion Corporation
                               ------------------
                                  (Registrant)


     Date: November 11, 2005                           /s/ Emile A. Battat
                                                       -------------------------
                                                       Emile A. Battat
                                                       Chairman, President and
                                                       Chief Executive Officer



     Date: November 11, 2005                           /s/ Jeffery Strickland
                                                       -------------------------
                                                       Jeffery Strickland
                                                       Vice President and
                                                       Chief Financial Officer