Form 10-K
period 2005-12-31
ATRION CORP
filed 2006-03-13
CIK 701288

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          --------------------------
                                   Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2005
                        Commission File Number 0-10763
                            -----------------------

                              Atrion Corporation
            (Exact name of Registrant as specified in its charter)

                      Delaware                                63-0821819
  (State or other jurisdiction of incorporation or         (I.R.S. Employer
                    organization)                         Identification No.)

               One Allentown Parkway,
                    Allen, Texas                                 75002
      (Address of principal executive offices)                (ZIP code)

      Registrant's telephone number, including area code: (972) 390-9800

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

          Title of Each Class          Name of Each Exchange on Which Registered
          -------------------          -----------------------------------------

                 NONE                                   NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

            Title of Class           Name of Each Exchange on Which Registered
            --------------           -----------------------------------------

     Common Stock, $.10 Par Value                      NASDAQ

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X]  No [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes [ ]  No [X]

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant at February 22, 2006 was $101,408,723 based on the last reported sales price of the common stock on the Nasdaq National Market on such date. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant

Number of shares of Common Stock outstanding at February 22, 2006: 1,833,807

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2006 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.


================================================================================

                              ATRION CORPORATION

                                   FORM 10-K

                               ANNUAL REPORT TO
                    THE SECURITIES AND EXCHANGE COMMISSION
                     FOR THE YEAR ENDED DECEMBER 31, 2005
                                   --------

                               TABLE OF CONTENTS

ITEM                                                                        PAGE

PART I........................................................................1

   ITEM 1.   BUSINESS.........................................................1
   ITEM 1A.  RISK FACTORS.....................................................7
   ITEM 1B.  UNRESOLVED STAFF COMMENTS.......................................12
   ITEM 2.   PROPERTIES......................................................12
   ITEM 3.   LEGAL PROCEEDINGS...............................................12
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............12
             EXECUTIVE OFFICERS OF THE COMPANY...............................12

PART II......................................................................13

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.............13
   ITEM 6.   SELECTED FINANCIAL DATA.........................................15
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............................15
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.....................................................21
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................22
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.............................41
   ITEM 9A.  CONTROLS AND PROCEDURES.........................................41
   ITEM 9B.  OTHER INFORMATION...............................................43

PART III.....................................................................43

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............43
   ITEM 11.  EXECUTIVE COMPENSATION..........................................43
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.....................43
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................44
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................44

PART IV......................................................................44

   ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES......................44

SIGNATURES...................................................................47

                              ATRION CORPORATION

                                   FORM 10-K

                               ANNUAL REPORT TO
                    THE SECURITIES AND EXCHANGE COMMISSION
                     FOR THE YEAR ENDED DECEMBER 31, 2005

                                    PART I

ITEM 1.  BUSINESS

General

Atrion Corporation ("Atrion" or the "Company") designs, develops, manufactures, sells and distributes products and components, primarily for the medical and healthcare industry. The Company's products range from ophthalmology and cardiovascular products to fluid delivery devices. The Company has a line of non-medical components that are sold for use in aviation and marine safety products. The Company also owns and maintains a gaseous oxygen pipeline that is small and incidental to the overall operations of the Company.

The Company's fluid delivery products accounted for 28 percent, 26 percent and 24 percent of net revenues for 2005, 2004 and 2003. The Company develops, manufactures and markets several specialized intravenous fluid delivery tubing sets and accessories. The intravenous fluid delivery line includes more than 80 distinct models used for complex therapy procedures employed in anesthesia administration, intravenous fluid therapy, critical care and oncology therapy. The Company is an industry leader in the manufacturing of medical tubing clamps. These products include clamps offering such features as six match-to-fit sizes with compatibility to all grades of medical tubing, molding in a variety of materials, and compatibility with different sterilization processes. The Company's swabbable luer valve allows needleless luer connections to luer access devices in IV applications. These valves provide an economical replacement for needle access ports in drug delivery and IV applications and maintain a sterile, closed IV system without the need for replacement caps. The Company has developed a wide variety of luer syringe check valves and one-way valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, catheter and other applications.

The Company's cardiovascular products accounted for 27 percent, 25 percent and 22 percent of net revenues for 2005, 2004 and 2003, respectively. At the heart of the Company's cardiovascular products is the MPS2(R) Myocardial Protection System ("MPS2"), a proprietary technology that delivers essential fluids and medications to the heart during open-heart surgery. The MPS2 integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible management of this process, indicating improved patient outcomes. New features include an expanded flow range, low volume mode and cyclic flow mode. The MPS2 is the only device used in open-heart surgery that allows for the mixing of drugs into the bloodstream without diluting the blood. The MPS2 employs advanced pump, temperature control and microprocessor technologies and includes a line of disposable products. The Company also develops, manufactures and markets other cardiovascular products which consist principally of the following: cardiac surgery vacuum relief valves; Retract-O-Tape(R) silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; and Clean-Cut(R) rotating aortic punch and PerfectCut(R) Aortotomy System, both of which are used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

The Company's ophthalmic products accounted for 20 percent, 24 percent and 30 percent of net revenues for 2005, 2004 and 2003, respectively. Atrion is a leading manufacturer of soft contact lens storage and disinfection cases. Atrion produces a complete line of products which are compatible with all solutions for use with soft or rigid gas permeable lenses. The Company also works with customers to provide customized distribution of products. As a registered pharmaceutical reseller, Atrion provides custom packaging, including component purchasing as well as labeling. Warehousing as well as inventory management is included in Atrion's complete kitting services. The Company also designs, manufactures, sells and distributes the LacriCATH(R) product line, a line of balloon catheters that is used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora (chronic tearing). People affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of the nasolacrimal blockage. LacriCATH balloon catheters are the only balloon catheters with Food and Drug Administration ("FDA") approval for use in this application.

The Company's other medical and non-medical products accounted for 25 percent, 25 percent and 24 percent of net revenues for 2005, 2004 and 2003, respectively. Atrion is the leading manufacturer of inflation systems and valves used in marine and aviation safety products. The Company manufactures inflation devices, oral inflation tubes, right angle connectors, valves, and closures for life vests, life rafts, inflatable boats, survival equipment, and other inflatable structures. Atrion also produces many one-way and two-way "Breather" valves for use on electronics cases, munitions cases, pressure vessels, transportation container cases, escape slides, and many other medical and non-medical applications requiring pressure relief. Atrion provides contract manufacturing services for other major original equipment manufacturers of medical devices. The Company has the ability to take a product from concept through design, development and prototype all the way to full-scale production manufacturing. Core competencies include engineering product design and development, prototyping, assembly, insert and injection molding, automation, RF-welding, ultrasonic and heat sealing, and sterile packaging.

The Company designs, manufactures, sells and distributes a line of pressure monitoring kits for use in labor and delivery procedures and various critical care applications. The Company's intrauterine pressure monitoring devices are used to determine pressure within the mother's uterus primarily during high risk labor and delivery. The Company's ACTester product line consists of instrumentation and associated disposables used to measure the activated clotting time of blood. The Company manufactures, sells and distributes a line of products designed for safe needle and scalpel blade containment.

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

Company revenues from sales to parties outside the United States totaled approximately 27 percent, 30 percent and 26 percent of the Company's net revenues in 2005, 2004 and 2003, respectively. These sales are made to various manufacturers and through distributors in over 50 countries outside the United States. Company revenues from sales to parties in Canada totaled approximately 11 percent, 14 percent and 14 percent of the Company's net revenues in 2005, 2004 and 2003, respectively.

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

During 2005, Novartis was the Company's only customer accounting for more than 10 percent of the Company's revenues, with various products sold to several divisions of Novartis accounting for approximately 11 percent of the Company's revenues. The loss of this customer would have a material adverse impact on the Company's business, financial condition and results of operations.

Manufacturing

The Company's medical products and other components are produced at facilities in Arab, Alabama, St. Petersburg, Florida and Allen, Texas. The facilities in Arab and St. Petersburg both utilize plastic injection molding and specialized assembly as their primary manufacturing processes. The Company's other manufacturing processes consist of the assembly of standard and custom component parts and the testing of completed products.

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

The Company's medical device operations are ISO13485:2003 certified and are subject to FDA jurisdiction. The Company's non-medical device operations are ISO9001-2000 certified.

Research and Development

The Company believes that a well-targeted research and development program is an essential part of the Company's activities, and the Company is currently engaged in a number of research and development projects. The objective of the Company's program is to develop new products in the Company's current product lines, improve current products and develop new product lines. Recent major development projects include, but are not limited to, products designed for safe needle and scalpel blade containment, a new inflator system for use with recreational and commercial life vests, an anti-retrograde flow check valve for medical infusion and fluid delivery applications; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; a system used to facilitate and standardize aortotomy techniques in open-heart surgery; the next-generation MPS2 with new flow features; and the integration of needle-free injectable caps with fluid delivery products. The Company expects to incur additional research and development expenses in 2006 for various projects.

The Company's consolidated research and development expenditures for 2005, 2004 and 2003 were $2,396,000, $2,374,000, and $2,146,000, respectively.

Availability of Raw Materials

The principal raw materials that the Company uses in its products are polyethylene, polypropylene and polyvinyl chloride resins. The Company's ability to operate profitably is dependent, in large part, on the market for these resins. As these resins used by us are derived from petroleum and natural gas, prices fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of the companies that produce these products to meet market needs. Instability in the world markets for petroleum and natural gas could adversely affect the prices of the Company's raw materials and their general availability.

The Company subcontracts with various suppliers to provide the quantity of component parts necessary to assemble the Company's products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources that manufacture these components using the Company's toolings. The Company believes that there are satisfactory alternative sources for single-sourced components, although a sudden disruption in supply from one of these suppliers could adversely affect the Company's ability to deliver finished products on time. The Company owns the molds used for production of a majority of its components. Consequently, in the event of supply disruption, the Company would be able to fabricate its own components or subcontract with another supplier, albeit after a delay in the production process.

Patents and License Agreements

The commercial success of the Company is dependent, in part, on its ability to continue to develop patentable products, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company currently has 217 active patents and patent applications pending on products that are either being sold or are in development. The Company pays royalties to outside parties for three patents. All of these patents and patents pending relate to current products being sold by the Company or to products in evaluation stages.

The Company has developed technical knowledge which, although non-patentable, is considered to be significant in enabling it to compete. However, the proprietary nature of such knowledge may be difficult to protect. The Company has entered into agreements with key employees prohibiting them from disclosing any confidential information or trade secrets of the Company. In addition, these agreements also provide that any inventions or discoveries relating to the business of the Company by these individuals will be assigned to the Company and become the Company's sole property.

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

Numerous companies compete with the Company in the sale of healthcare products. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of the Company's cardiovascular and fluid delivery competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, HMOs and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. In addition, the Company's competitors may use price reductions to preserve market share in their product markets.

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

The Company also competes in the market for inflation devices used in marine and aviation equipment. The Company is the dominant provider in this market area.

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

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, total or partial suspension of production, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. The Company's medical products subsidiaries and certain of their customers are subject to these inspections. The Company believes that it has met all FDA requirements.

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

In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. The Company believes that it is in compliance with these rules.

Certain aviation and marine safety products are also subject to regulation by the United States Coast Guard and the Federal Aviation Administration and similar organizations in foreign countries which regulate the safety of marine and aviation equipment.

Third-Party Reimbursement and Cost Containment

In the United States, healthcare providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government-managed systems. Market acceptance of the Company's products in international markets depends, in part, on the availability and level of reimbursement.

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

The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative healthcare delivery and payment systems. Potential approaches that have been considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the healthcare delivery system. The Company cannot predict what impact the adoption of any federal or state healthcare reform measures, future private sector reform or market forces may have on its business.

Product Liability and Insurance

The design, manufacture and marketing of products of the types the Company produces entail an inherent risk of product liability claims. A problem with one of the Company's products could result in product liability claims or a recall of, or safety alert or advisory notice relating to, the product.

Advisory Board

Several physicians and perfusionists with substantial expertise in the field of myocardial protection serve as Clinical Advisors for the Company. These Clinical Advisors have assisted in the identification of the market need for myocardial protection systems and the subsequent design and development of the

Company's MPS2 and its predecessor. Members of the Company's management and scientific and technical staff from time to time consult with these Clinical Advisors to better understand the technical and clinical requirements of the cardiovascular surgical team and product functionality needed to meet those requirements. The Company anticipates that these Clinical Advisors will play a similar role with respect to other products and may assist the Company in educating other physicians in the use of the MPS2 and related products.

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

People

At January 31, 2006, the Company had 493 full-time employees. Employee relations are good and there has been no work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us.

     o Our business is dependent on the price and availability of resins and our ability to pass on resin price increases to our customers.
               The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in large part, on the market for these resins. The resins used by us are derived from petroleum and natural gas; therefore; prices fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of the companies that produce these products to meet market needs. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability.

               Our ability to maintain profitability is heavily dependent upon our ability to pass through to our customers the full amount of any increase in raw material costs. If resin prices increase and we are not able to fully pass on the increases to our customers, our results of operations and our financial condition will be adversely affected.

     o The loss of a key supplier of raw materials could lead to increased costs and lower profit margins.
               The loss of a key supplier would force us to purchase raw materials in the open market, which may be at higher prices, until we could secure another source and such higher prices may not allow us to remain competitive. If we are unable to obtain raw materials in sufficient quantities, we may not be able to manufacture our products. Even if we were able to replace one of our raw material suppliers through another supply arrangement, there is no assurance that the terms that we enter into with such alternate supplier will be as favorable as the supply arrangements that we currently have.

     o A substantial portion of our customer relationships are open short-term purchase commitments and, as a result, many of our customers may unilaterally reduce the purchase of our products.
               A substantial portion of our customer relationships are based on open short-term purchase commitments. As a result, many of our customers may unilaterally reduce the purchase of our products or, in certain cases, terminate existing orders for which we may have incurred significant production costs. A loss of a major customer or a number of our smaller customers could materially adversely affect our operations and financial condition.

     o Product liability claims could adversely affect our financial condition and results of operations.
               We may be subject to product liability claims involving claims of personal injury or property damage. Our product liability insurance coverage may not be adequate to cover the cost of defense and the potential award in the event of a claim. Also, a well-publicized actual or perceived problem could adversely affect our reputation and reduce the demand for our products.

     o Our success is dependent on our ability to develop patentable products, to preserve our trade secrets and operate without infringing or violating the proprietary rights of third parties.
               Others may challenge the validity of any patents issued to us, and we could encounter legal and financial difficulties in enforcing our patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render our patents less valuable or obsolete. Although we do not believe that patents are the sole determinant in the commercial success of our products, the loss of a significant percentage of our patents or of our patents relating to a specific major product line could have a material adverse effect on our business, financial condition and results of operations.

               We have developed technical knowledge which, although non-patentable, we consider to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect.

               The medical device industry is characterized by extensive intellectual property litigation, and companies in the medical products industry sometimes use intellectual property litigation to gain a competitive advantage. Intellectual property litigation, regardless of outcome, is often complex and expensive, and the outcome of this litigation is generally difficult to predict.

               An adverse determination in any such proceeding could subject us to significant liabilities to third parties or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to us on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.

     o New lines of business or new products and services may subject us to additional risks.
               From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

     o Our competitors have significantly greater resources than we do, and it may be difficult for us to compete against them.
               In many of our markets, we compete with numerous other companies that have substantially greater financial resources and engage in substantially more research and development activities than we do. Furthermore, innovations in surgical techniques or medical practices could have the effect of reducing or eliminating market demand for one or more of our products.

               Some of the markets in which we compete are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially larger marketing, research and development staffs and facilities than we do. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of our cardiovascular and fluid delivery competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations. In addition, our competitors may use price reductions to preserve market share in their product markets.

     o We are subject to substantial governmental regulation and our failure to comply with applicable governmental regulations could subject us to numerous penalties, any of which could adversely affect our business.
               We are subject to numerous governmental regulations relating to, among other things, our ability to sell our products, third-party reimbursement and fraud and abuse of Medicare or Medicaid. If we do not comply with applicable governmental regulations, governmental authorities could do any of the following:
                    o    impose fines and penalties on us;
                    o    prevent us from manufacturing our products;
                    o    bring civil or criminal charges against us;
                    o delay the introduction of our new products into the market;
                    o    recall or seize our products;
                    o disrupt the manufacture or distribution of our products; or
                    o    withdraw or deny approvals for our products.

               Any one of these results could materially adversely affect our revenues and profitability and harm our reputation.

     o We will be unable to sell our products if we fail to comply with manufacturing regulations.
               To commercially manufacture our products, we must comply with government manufacturing regulations that govern design controls, quality systems and documentation policies and procedures. The FDA and equivalent foreign governmental authorities periodically inspect our manufacturing facilities and the manufacturing facilities of our OEM medical device customers. If we or our OEM medical device customers fail to comply with these manufacturing regulations or fail any FDA inspections our marketing or distribution of our products may be prevented or delayed, which would negatively impact our business.

     o Our products are subject to product recalls even after receiving regulatory clearance or approval, and any such recalls would negatively affect our financial performance and could harm our reputation.
               Any of our products may be found to have significant deficiencies or defects in design or manufacture. The FDA and similar governmental authorities in other countries have the authority to require the recall of any such defective product. A government-mandated or voluntary recall could occur as a result of component failures, manufacturing errors or design defects. We do not maintain insurance to cover losses incurred as a result of product recalls. Any product recall would divert managerial and financial resources and negatively affect our financial performance, and could harm our reputation with customers and end-users.

     o We may not receive regulatory approvals for new product candidates or approvals may be delayed.
               Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. Any failure to receive the regulatory approvals necessary to commercialize our product candidates, or the subsequent withdrawal of any such approvals, would harm our business. The process of obtaining these approvals and the subsequent compliance with federal and state statutes and regulations require spending substantial time and financial resources. If we fail to obtain or maintain, or encounter delays in obtaining or maintaining, regulatory approvals, it could adversely affect the marketing of any products we develop, our ability to receive product revenues, and our liquidity and capital resources.

     o We rely on technology to operate our business and any failure of these systems could harm our business.
               We rely heavily on communications and information systems to conduct our business, enhance customer service and increase employee productivity. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, inventory, manufacturing and other systems. There is no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed by our policies and procedures that are intended to safeguard our systems. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

     o We sell many of our products to healthcare providers that rely on Medicare, Medicaid and private health insurance plans to reimburse the costs associated with the procedures performed using our products and these third party payors may deny reimbursement for use of our products.
               We are dependent, in part, upon the ability of healthcare providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which our products are used. Third-party payors may deny reimbursement if they determine that a prescribed product has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing our products, could have a material adverse effect on the Company's business, financial condition and results of operations. Major third party payors for medical services in the United States and other countries continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to charges for services performed. Further implementation of legislative or administrative reforms to the United States or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our products or denies coverage for such procedures would have an adverse effect on our business, financial condition and results of operations. Hospitals or physicians may respond to these cost-containment pressures by substituting lower cost products or other therapies for our products.

     o    We may not be able to attract and retain skilled people
               Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities we engage in can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

     o Severe weather, natural disasters, acts of war or terrorism or other external events could significantly impact our business.
               We currently conduct all our development, manufacturing and management at three locations. Severe weather, natural disasters, acts of war or terrorism and other adverse external events at any one or more of these locations could have a significant impact on our ability to conduct business. Our disaster recovery policies and procedures may not be effective and the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. The insurance we maintain may not be adequate to cover our losses.

     o    Our stock price can be volatile.
               Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
               o Actual or anticipated variations in quarterly results of operations.
               o    Recommendations by securities analysts
               o Operating and stock price performance of other companies that investors deem comparable to the Company.
               o Perceptions in the marketplace regarding the Company and our competitors
               o    New technology used, or services offered, by competitors.

               o Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or our competitors.
               o Failure to integrate acquisitions or realize anticipated benefits from acquisitions
               o    Changes in government regulations
               o Geopolitical conditions such as acts or threats of terrorism or military conflicts.
               General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company is headquartered in Allen, Texas, and maintains operations at that location (108,000 square feet facility on 19 acres) as well as in Arab, Alabama (112,000 square feet on 67 acres), and St. Petersburg, Florida (72,000 square feet on 6 acres). Each facility houses administrative, engineering, manufacturing, and warehousing operations. The Texas and Alabama facilities are Company owned while the Florida facility is occupied under a lease expiring in September 2006. The Company is currently constructing a new facility in St. Petersburg, Florida (165,000 square feet on 10 acres) on land purchased in 2005. The Company expects to complete the construction of this facility around mid-year 2006 and promptly thereafter move its St. Petersburg operations to that new facility.

The Company owns and maintains a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

ITEM 3.  LEGAL PROCEEDINGS

The Company has no pending legal proceedings of the type described in Item 103 of Regulation S-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, no matters were submitted to a vote of security holders.

Executive Officers of the Company

       Name                 Age                    Title
       ----                 ---                    -----
Emile A. Battat             67    Chairman, President and Chief Executive
                                  Officer of the Company and Chairman or
                                  President of all subsidiaries

Jeffery Strickland          47    Vice President and Chief Financial Officer,
                                  Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

The persons who are identified as executive officers of the Company currently serve as officers of the Company and all subsidiaries. The officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries will expire at the time such meetings of the Board of Directors of the Company and its subsidiaries are held, which is anticipated to be in May 2006.

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

Mr. Strickland has served as Vice President and Chief Financial Officer, Secretary and Treasurer of the Company since February 1, 1997 and has served as Vice President or Secretary-Treasurer for all the Company's subsidiaries since January 1997. Mr. Strickland was employed by the Company or its subsidiaries in various other positions from September 1983 through January 1997.

                                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq National Market (Symbol
ATRI). As of February 7, 2006, the Company had approximately 1,200 stockholders, including beneficial owners holding shares in nominee or "street" name. The high and low closing prices as reported by Nasdaq for each quarter of 2004 and 2005 are shown below.

               Year Ended
               December 31, 2004:           High         Low
               ------------------           ----         ---
               First Quarter              $ 46.82       $38.51
               Second Quarter             $ 50.82       $40.50
               Third Quarter              $ 48.77       $43.51
               Fourth Quarter             $ 48.20       $41.69

               Year Ended
               December 31, 2005:           High         Low
               ------------------           ----         ---
               First Quarter              $ 53.56       $45.27
               Second Quarter             $ 74.55       $47.52
               Third Quarter              $ 81.28       $64.33
               Fourth Quarter             $ 69.43       $61.02

In September 2003, the Company announced that its Board of Directors had approved a policy for the payment of regular quarterly cash dividends on the Company's common stock. The Company began paying a quarterly cash dividend of $.12 per share starting in September of 2003. The quarterly dividend was increased to $.14 per share in September of 2004 and was increased to $.17 per share in November 2005. The Company paid quarterly dividends totaling $1.1 million to its stockholders in 2005.

The following table provides certain information about securities authorized for issuance under the Company's equity compensation plans as of December 31, 2005:

                                                 Number of
                                              securities to be                           Number of securities
                                                issued upon        Weighted-average    remaining available for
                                                exercise of       exercise price of     future issuance under
                                                outstanding          outstanding      equity compensation plans
                                             options, warrants    options, warrants     (excluding securities
                 Plan Category                   and rights           and rights       reflected in column (a))
                                                    (a)                  (b)                     (c)
     ------------------------------------------------------------------------------------------------------------
     Equity compensation plans approved
     by security holder                            216,800            $25.34                    1,034(1)

     Equity compensation plans not
     approved by security holders                    8,300(2)         $12.25                       --
                                            ---------------------------------------------------------------------

     Total                                         225,100            $24.86                    1,034
                                            =====================================================================

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

During the year ended December 31, 2005, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, and during the fourth quarter of 2005 did not repurchase any of its equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data
(In thousands, except per share amounts)

---------------------------------------------------------------------------------------------------------
                                                       2005     2004     2003     2002        2001
---------------------------------------------------------------------------------------------------------
Operating Results for the Year ended December 31,:

     Revenues                                       $72,089  $66,081  $62,803  $59,533     $57,605

     Operating Income                                12,698    8,596    6,923    5,782       5,820

     Income from continuing operations                8,793    6,305    4,892    4,065       4,262

     Net income                                       8,958    6,470    5,057    2,589(b)    9,754(c)

     Depreciation and amortization                    5,389    4,830    4,783    4,418       4,603

     Per Share Data:

     Income from continuing
     operations, per diluted share                     4.57     3.41     2.66     2.18        1.88

     Net income per diluted share                      4.66     3.50     2.75     1.39(b)     4.30(c)

     Cash dividends per common share                    .62      .52      .24(a)    --          --

     Average diluted shares outstanding               1,924    1,850    1,839    1,863       2,272

Financial Position at December 31,:

     Total assets                                    78,470   67,408   60,050   60,807      65,555

     Long-term debt                                   2,529    2,936    4,287   10,337      17,125
---------------------------------------------------------------------------------------------------------

(a) Dividends on outstanding common shares paid in the 3rd and 4th quarters at $.12 per share

(b) Includes a $1.6 million after-tax goodwill impairment charge ($ .88 per diluted share)

(c) Includes a $5.5 million after-tax gain ($ 2.42 per diluted share) from discontinued operations

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, develops, manufactures, sells and distributes products and components, primarily for the medical and healthcare industry. The Company markets components to other equipment manufacturers for incorporation in their products and sells finished devices to physicians, hospitals, clinics and other treatment centers. The Company's medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. The Company's other medical and non-medical products include obstetrics products, instrumentation and disposables used in dialysis, contract manufacturing and valves and inflation devices used in marine and aviation safety products. In 2005 approximately 27 percent of the Company's sales were outside the United States.

The Company's products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 10.8 percent of net sales in 2005. The Company encounters competition in all of its markets and competes primarily on the basis of product quality, price, engineering, customer service and delivery time.

The Company's strategy is to provide a broad selection of products in the areas of its expertise. Research and development efforts are focused on improving current products and developing highly-engineered products that meet customer needs and have the potential for broad market applications and significant sales. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. The Company also focuses on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. The Company has been successful in consistently generating cash from operations and has used that cash to reduce indebtedness, to fund capital expenditures, to repurchase stock and, starting in 2003, to pay dividends.

The Company's strategic objective is to further enhance its position in its served markets by:

     o    Focusing on customer needs;
     o    Expanding existing product lines and developing new products;
     o    Maintaining a culture of controlling cost; and
     o Preserving and fostering a collaborative, entrepreneurial management structure.

For the year ended December 31, 2005, the Company reported revenues of $72.1 million, income from continuing operations of $8.8 million and net income of $9.0 million, up 9 percent, 39 percent and 38 percent, respectively, from 2004.

Results of Operations

The Company's net income was $9.0 million, or $4.99 per basic and $4.66 per diluted share, in 2005, compared to net income of $6.5 million, or $3.78 per basic and $3.50 per diluted share, in 2004 and $5.1 million, or $2.96 per basic and $2.75 per diluted share, in 2003. Revenues were $72.1 million in 2005, compared with $66.1 million in 2004 and $62.8 million in 2003. The 9 percent revenue increase in 2005 over the prior year was primarily attributable to a 19 percent increase in the revenues from the Company's fluid delivery products, a 16 percent increase from the Company's cardiovascular products, and a 7 percent increase from the Company's other medical and non-medical products. These revenue increases were generally attributable to higher sales volumes. These increases were partially offset by a 7 percent decrease from the Company's ophthalmic products. The 5 percent revenue increase in 2004 over the prior year was primarily attributable to a 22 percent increase in the revenues from the Company's cardiovascular products, a 17 percent increase from the Company's fluid delivery products and a 7 percent increase from the Company's other medical and non-medical products. These revenue increases were generally attributable to higher sales volumes and were partially offset by an 18 percent decrease in the revenues from the Company's ophthalmic products following the completion of a contract in 2003.

The Company's cost of goods sold was $43.1 million in 2005, compared with $40.8 million in 2004 and $40.6 million in 2003. The 6 percent increase in cost of goods sold for 2005 over 2004 was primarily related to the revenue increase discussed above, an improved mix of product sales toward products with lower costs and favorable manufacturing efficiencies brought on by increased volumes and continued manufacturing cost improvement projects. The one percent increase in cost of goods sold for 2004 over 2003 was primarily related to the revenue increases discussed above, offset by favorable manufacturing efficiencies brought on by increased volumes and manufacturing productivity improvements. The shift in product mix had a favorable effect on cost of goods sold as the products with increased revenues had lower costs than the products with lower revenues.

Gross profit was $29.0 million in 2005, compared with $25.3 million in 2004 and $22.2 million in 2003. The Company's gross profit in 2005 was 40 percent of revenues compared with 38 percent of revenues in 2004 and 35 percent of revenues in 2003. The increase in gross profit percentage in 2005 from the prior year was primarily due to the favorable shift in product mix mentioned above, productivity improvements and improved manufacturing efficiencies. The increase in gross profit percentage in 2004 from the prior year was primarily due to the above-mentioned improvement in manufacturing variances.

Operating expenses were $16.3 million in 2005, compared with $16.7 million in 2004 and $15.3 million in 2003. The decrease in operating expenses in 2005 from 2004 was primarily related to decreased general and administrative ("G&A") expenses. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The decrease in G&A is primarily attributable to reduced legal costs partially offset by increases in compensation and costs related to information technology enhancements. The increase in operating expenses in 2004 from 2003 was primarily attributable to increased G&A and research and development ("R&D") expenses. The increase in G&A expenses in 2004 was primarily attributable to increased legal costs and compensation. R&D expenses consist primarily of salaries and other related expenses of the research and development personnel as well as costs associated with regulatory expenses. The increase in R&D expenses in 2004 was primarily related to increased legal costs related to patents. The Company anticipates that G&A expenses are likely to increase in the foreseeable future but at a rate less than the anticipated rate of increase in revenues. The Company anticipates that R&D expenses will continue at approximately the current level for the foreseeable future. Selling ("Selling") expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. The Company anticipates that Selling expenses are likely to increase in the foreseeable future but at a rate less than the anticipated rate of increase in revenues.

The Company's operating income for 2005 was $12.7 million, compared with $8.6 million in 2004 and $6.9 million in 2003. The previously mentioned increase in gross profit along with the decrease in operating expenses were the major contributors to the operating income improvement in 2005. The previously mentioned increase in gross profit along with cost containment and cost reduction activities were the major contributors to the operating income improvements in 2004.

Interest expense was $61,000 in 2005 compared to $93,000 in 2004 and $195,000 in 2003. The decrease in 2005 was primarily related to lower average borrowings partially offset by increased interest rates during 2005 as compared with 2004. The decrease in 2004 was primarily related to lower average borrowings during 2004 as compared with 2003. The Company's other income for 2004 was primarily related to the sale of non-operational assets.

Income tax expense in 2005 totaled $3.9 million, compared with $2.3 million in 2004 and $1.9 million in 2003. The effective tax rates for 2005, 2004 and 2003 were 30.7 percent, 26.6 percent and 27.8 percent, respectively. Benefits from tax incentives for exports and R&D expenditures totaled $534,000 in 2005, $516,000 in 2004 and $350,000 in 2003. The higher effective tax rate in 2005 is primarily a result of benefits from tax incentives for exports and R&D expenditures being a lesser percentage of taxable income in 2005 than in 2004.The lower effective tax rate in 2004 is primarily a result of benefits from tax incentives for exports and R&D expenditures being a larger percentage of taxable income in 2004 than in 2003.

The Company believes that 2006 revenues will be higher than 2005 revenues and that the cost of goods sold, gross profit, operating income and income from continuing operations will each be higher in 2006 than in 2005. In 2006, the Company further believes that it will have continuing volume growth in most of its product lines, complemented by the introduction of new products, and that it will achieve continued growth in operating income.

Discontinued Operations

During 1997, the Company sold all of its natural gas operations. The financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The financial statements also reflect an after-tax gain on disposal of these discontinued operations of $0.2 million, or $.09 per basic share in 2005 and $.10 per basic share, in each of 2004 and 2003, and $.09 per diluted share, in each of 2005, 2004 and 2003.

In addition to the initial consideration received in 1997 upon the sale of the natural gas operations, certain annual contingent deferred payments of up to $250,000 per year were to be paid to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by the purchaser from certain gas transportation contracts. The Company received deferred payments of $250,000 each, before tax, from the purchaser in April 2005, 2004 and 2003 which are reflected in each year as a gain from discontinued operations of $165,000, net of tax.

Liquidity and Capital Resources

The Company has a $25.0 million revolving credit facility (the "Credit Facility") with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions (see Note 4 of Notes to Consolidated Financial Statements). Borrowings under the Credit Facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. At December 31, 2005, the Company had $22.5 million available to borrow under the Credit Facility.

At December 31, 2005, the Company had cash and cash equivalents of $525,000 compared with $255,000 at December 31, 2004. The Company had outstanding borrowings of $2.5 million under its Credit Facility at December 31, 2005 and $2.9 million at December 31, 2004. The Credit Facility, which expires November 11, 2009, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At December 31, 2005, the Company was in compliance with all financial covenants.

Cash flows from continuing operations generated $9.9 million in 2005 as compared to $11.0 million in 2004. The primary contributor to this decrease was an increase in inventories. Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items and changes in working capital items. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consist primarily of accounts receivable, accounts payable, inventories and other current assets and other current liabilities. The $541,000 increase in working capital during 2005 was primarily related to increases in inventories partially offset by a decrease in land deposit. The increase in inventories was primarily attributable to a program to purchase critical raw materials in larger volumes to take advantage of quantity discounts and to hedge against future price increases. In addition, the Company began to increase its inventory of finished goods to reflect increasing sales and to assure uninterrupted deliveries to the Company's customers when the Florida facility is relocated to a new facility in St. Petersburg, Florida in mid-year 2006. The decrease in land deposits is related to the completion of the purchase of ten acres of land for the new St. Petersburg facility for which the Company had made a $3.75 million deposit.

Capital expenditures for property, plant and equipment totaled $10.6 million in 2005, compared with $5.6 million in 2004 and $4.2 million in 2003. Of the $10.6 million expended for the addition of property, plant and equipment during 2005, the Company expended $4.6 million toward the construction of its new St. Petersburg facility for its Halkey-Roberts operation. In 2004, the Company expended $3.75 million for the purchase of ten acres of land being used for this construction. The Company anticipates spending an additional $12.0 million in 2006 to complete the construction of the new facility. The Company is planning to complete the construction of this facility and move the Halkey-Roberts operation into the facility around mid-year 2006 (See Note 12).

During 2005 the Company reduced its outstanding borrowings under the Credit Facility by $407,000. During 2004, the Company expended $84,000 for the purchase of the Company's common stock. During 2003, the Company expended $4.9 million for the purchase of the Company's common stock. Included in this amount was $4.1 million used in April 2004 for the completion of a tender offer in which a total of

173,614 shares of common stock were repurchased at a price of $23.00 per share.

In September 2003, the Company announced that its Board of Directors had approved a policy for the payment of regular quarterly cash dividends on the Company's common stock. During 2005 the Company paid dividends totaling $1.1 million to its stockholders and received $2.3 million from the exercise of stock options.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2005:

                                                 Payments due by period
                                      ------------------------------------------
                                                      2007-   2009-    2011 and
     Contractual Obligations           Total   2006    2008    2010   thereafter
                                      ------------------------------------------
                                                          (In thousands)

          Credit Facility             $2,529      --      --  $  212  $    2,317

          Operating Leases            $  321  $  321      --      --          --

          Purchase Obligations        $5,845  $5,799  $   46      --          --
                                      ------------------------------------------

          Total                       $8,695  $6,120  $   46  $  212  $    2,317
                                      ==========================================

The payment schedule for the Credit Facility assumes at maturity, November 2009, the Company will convert this outstanding debt to a two-year term note as permitted by the terms of the agreement. The payment schedule for the operating lease assumes the lease expires in September 2006 (see Note 12 of Notes to Consolidated Financial Statements).

The Company believes that its existing cash and cash equivalents, cash flows from operations and borrowings available under the Company's Credit Facility, supplemented, if necessary, with equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for at least the foreseeable future.

Off Balance Sheet Arrangements

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). In addition to SFAS No. 123R the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs," which amends Accounting Review Bulletin 43, Chapter 4, "Inventory Pricing." The impact to the Company for these items is described in Note 1 of Notes to the Consolidated Financial Statements.

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

During 2005, the Company accrued for legal costs associated with certain litigation. The Company believes these accruals are adequate to cover the legal fees and expenses associated with litigating these matters. However, the time and cost required to litigate these matters as well as the outcomes of the proceedings may vary from what the Company has projected.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Borrowings under the Credit Facility bear interest at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. The Company is subject to interest rate risk based on an adverse change in the 30-day, 60-day or the 90-day LIBOR. At December 31, 2005, the Company had borrowings under the Credit Facility of $2.5 million. A one percent increase in the market interest rate would reduce the Company's annual pretax income by approximately $25,000 at the current borrowing level.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Atrion Corporation

We have audited the accompanying consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atrion Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Atrion Corporation and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management's assessment that Atrion Corporation and subsidiaries' internal control over financial reporting as of December 31, 2005, was effective based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and an unqualified opinion on the effectiveness of Atrion Corporation and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).



/s/ Grant Thornton LLP
Dallas, Texas
March 13, 2006

                       CONSOLIDATED STATEMENTS OF INCOME
             (For the year ended December 31, 2005, 2004 and 2003)


-------------------------------------------------------------------------------
                                                   2005       2004       2003
-------------------------------------------------------------------------------
                                                     (In thousands, except
                                                       per share amounts)

Revenues                                         $ 72,089   $ 66,081   $ 62,803
Cost of Goods Sold                                 43,119     40,804     40,564
-------------------------------------------------------------------------------
Gross Profit                                       28,970     25,277     22,239
-------------------------------------------------------------------------------

Operating Expenses:
      Selling                                       5,637      5,676      5,594
      General and administrative                    8,239      8,631      7,576
      Research and development                      2,396      2,374      2,146
-------------------------------------------------------------------------------
                                                   16,272     16,681     15,316
-------------------------------------------------------------------------------

Operating Income                                   12,698      8,596      6,923

Interest Income                                        37         45         69
Interest Expense                                      (61)       (93)      (195)
Other Income (Expense), net                            10         46        (26)
-------------------------------------------------------------------------------
Income from Continuing Operations before
  Provision for Income Taxes                       12,684      8,594      6,771

Income Tax Provision                               (3,891)    (2,289)    (1,879)
-------------------------------------------------------------------------------

Income from Continuing Operations                   8,793      6,305      4,892

Gain on Disposal of Discontinued Operations,
  net of tax                                          165        165        165
-------------------------------------------------------------------------------

Net Income                                       $  8,958   $  6,470   $  5,057
===============================================================================

Income Per Basic Share:
      Continuing operations                      $   4.90   $   3.68   $   2.86
      Discontinued operations                         .09        .10        .10
-------------------------------------------------------------------------------

Net Income Per Basic Share                       $   4.99   $   3.78   $   2.96
===============================================================================

Weighted Average Basic Shares Outstanding           1,794      1,711      1,711
===============================================================================

Income Per Diluted Share:
      Continuing operations                      $   4.57   $   3.41   $   2.66
      Discontinued operations                         .09        .09        .09
-------------------------------------------------------------------------------

Net Income Per Diluted Share                     $   4.66   $   3.50   $   2.75
===============================================================================

Weighted Average Diluted Shares Outstanding         1,924      1,850      1,839
===============================================================================

The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2005 and 2004


--------------------------------------------------------------------------------
Assets:                                                           2005     2004
--------------------------------------------------------------------------------
                                                                 (In thousands)

Current Assets:
    Cash and cash equivalents                                   $   525  $   255
    Accounts receivable, net of allowance for doubtful
      accounts of $65 and $118 in 2005 and 2004, respectively     8,291    7,588
    Inventories                                                  17,705   14,013
    Prepaid expenses                                                832    1,028
      Land deposit                                                   --    3,750
    Deferred income taxes                                           620    1,039
--------------------------------------------------------------------------------
                                                                 27,973   27,673
--------------------------------------------------------------------------------


Property, Plant and Equipment                                    63,041   50,402
Less accumulated depreciation and amortization                   27,787   25,071
--------------------------------------------------------------------------------
                                                                 35,254   25,331
--------------------------------------------------------------------------------


Other Assets and Deferred Charges:
    Patents and licenses, net of accumulated
      amortization of $8,877 and 7,853 in 2005
      and 2004, respectively                                      2,331    1,895
    Goodwill                                                      9,730    9,730
    Other                                                         3,182    2,779
--------------------------------------------------------------------------------
                                                                 15,243   14,404
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                                $78,470  $67,408
================================================================================

The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2005 and 2004


-------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:                          2005       2004
-------------------------------------------------------------------------------
                                                               (In thousands)

Current Liabilities:
    Accounts payable                                        $  4,501   $  3,788
    Accrued liabilities                                        2,627      3,358
    Accrued income and other taxes                             1,098      1,321
-------------------------------------------------------------------------------
                                                               8,226      8,467
-------------------------------------------------------------------------------


Line of Credit                                                 2,529      2,936
-------------------------------------------------------------------------------


Other Liabilities and Deferred Credits:
    Deferred income taxes                                      4,344      4,263
    Other                                                      1,476      1,139
-------------------------------------------------------------------------------
                                                               5,820      5,402
-------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
    Common stock, par value $.10 per share, authorized
      10,000 shares, issued 3,420 shares                         342        342
    Additional paid-in capital                                12,508     10,013
    Retained earnings                                         82,318     74,479
    Treasury shares, 1,586 shares in 2005 and 1,701 shares
      in 2004, at cost                                       (33,273)   (34,231)
-------------------------------------------------------------------------------
                                                              61,895     50,603
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                                                            $ 78,470   $ 67,408
===============================================================================

The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (For the year ended December 31, 2005, 2004 and 2003)


----------------------------------------------------------------------------------------
                                                            2005       2004       2003
----------------------------------------------------------------------------------------
                                                                  (In thousands)
Cash Flows From Operating Activities:
   Net income                                             $  8,958   $  6,470   $  5,057
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain on disposal of discontinued operations              (165)      (165)      (165)
     Depreciation and amortization                           5,389      4,830      4,783
     Deferred income taxes                                     500        487      1,639
     Tax benefit related to stock options                    1,168         90        515
     Other                                                      10         20         34
----------------------------------------------------------------------------------------
                                                            15,860     11,732     11,863
   Changes in operating assets and liabilities:
     Accounts receivable                                      (703)    (1,362)       495
     Inventories                                            (3,692)    (2,698)    (1,003)
     Prepaid expenses                                          196        866        379
      Other non-current assets                              (1,863)       542        (29)
     Accounts payable and accrued liabilities                  (18)     1,109      1,008
      Accrued income and other taxes                          (223)       670       (208)
      Other non-current liabilities                            337        165        199
----------------------------------------------------------------------------------------
   Net cash provided by continuing operations                9,894     11,024     12,704
   Net cash provided by discontinued operations (Note 3)       165        165        165
----------------------------------------------------------------------------------------
                                                            10,059     11,189     12,869
----------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Property, plant and equipment additions                 (10,569)    (5,570)    (4,215)
   Deposit on land purchase                                     --     (3,750)        --
   Property, plant and equipment sales                          21         --         --
----------------------------------------------------------------------------------------
                                                           (10,548)    (9,320)    (4,215)
----------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
   Net change in line of credit                               (407)    (1,351)    (6,050)
   Exercise of stock options                                 2,285        414      2,656
   Purchase of treasury stock                                   --        (84)    (4,909)
   Dividends paid                                           (1,119)      (891)      (406)
----------------------------------------------------------------------------------------
                                                               759     (1,912)    (8,709)
----------------------------------------------------------------------------------------

Net change in cash and cash equivalents                        270        (43)       (55)

Cash and cash equivalents, beginning of year                   255        298        353
----------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                    $    525   $    255   $    298
========================================================================================

Cash paid for:
   Interest (net of capitalization)                       $     62   $     96   $    207
   Income taxes                                              2,508        716        554
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (For the year ended December 31, 2005, 2004 and 2003)
                                 (In thousands)


----------------------------------------------------------------------------------------------------------------------------
                                     Common Stock             Treasury Stock
                               ----------------------------------------------------
                                                                                      Additional
                                  Shares                                                Paid-in     Retained
                               Outstanding     Amount       Shares        Amount        Capital     Earnings        Total
----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003             1,706   $       342        1,714   $   (31,122)  $     8,222  $    64,249   $    41,691

   Net income                                                                                            5,057         5,057
   Tax benefit from exercise
     of stock  options                                                                        515                        515
   Exercise of stock options           187                       (187)        1,720           936                      2,656
   Purchase of treasury stock         (193)                       193        (4,909)                                  (4,909)
   Dividends                                                                                              (406)         (406)
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003           1,700           342        1,720       (34,311)        9,673       68,900        44,604

   Net income                                                                                            6,470         6,470
   Tax benefit from exercise
     of stock  options                                                                         90                         90
   Exercise of stock options            21                        (21)          164           250                        414
   Purchase of treasury stock           (2)                         2           (84)                                     (84)
   Dividends                                                                                              (891)         (891)
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004           1,719           342        1,701       (34,231)       10,013       74,479        50,603

   Net income                                                                                            8,958         8,958
   Tax benefit from exercise
     of stock  options                                                                      1,168                      1,168
   Exercise of stock options           115                       (115)          958         1,327                      2,285
   Dividends                                                                                            (1,119)       (1,119)
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005           1,834   $       342        1,586   $   (33,273)  $    12,508  $    82,318   $    61,895
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement.

                              Atrion Corporation
                  Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

     Atrion Corporation ("Atrion") and its subsidiaries (collectively, the "Company") design, develop, manufacture, sell and distribute products primarily for the medical and healthcare industry. The Company markets its products throughout the United States and internationally. The Company's customers include hospitals, distributors, and other manufacturers. The principal subsidiaries of Atrion through which these operations are conducted are Atrion Medical Products, Inc. ("Atrion Medical Products"), Halkey-Roberts Corporation ("Halkey-Roberts") and Quest Medical, Inc. ("Quest Medical").

     Principles of Consolidation
     The consolidated financial statements include the accounts of Atrion and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     Trade Receivables
     Trade accounts receivable are recorded at the original sales price to the customer. The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. On an ongoing basis, the collectibility of accounts receivable is assessed based upon historical collection trends, current economic factors and the assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts and determines when to grant credit to its customers using a combination of factors, including the age of the outstanding balances, evaluation of customers' current and past financial condition, recent payment history, current economic environment, and discussions with appropriate Company personnel and with the customers directly. Accounts are written off when it is determined the receivable will not be collected.

                              Atrion Corporation
           Notes to Consolidated Financial Statements - (Continued)


     Inventories
     Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                                     December 31,
                                                   2005        2004
          ------------------------------------------------------------
            Raw materials                        $ 6,898     $ 5,665
            Work in process                        4,291       3,753
            Finished goods                         6,516       4,595
          ------------------------------------------------------------
            Total inventories                    $17,705     $14,013
          ------------------------------------------------------------

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

     Property, Plant and Equipment
     Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost (in thousands):

                                                December 31,
                                             ----------------   Useful
                                               2005     2004    Lives
        ----------------------------------------------------------------
        Land                                 $ 5,284  $ 1,506         --
        Buildings                             13,982    9,147  30-40 yrs
        Machinery and equipment               43,775   39,749   3-10 yrs
        ----------------------------------------------------------------
        Total property, plant and equipment  $63,041  $50,402
        ----------------------------------------------------------------

     Depreciation expense of $4,365,005, $4,408,000 and $4,442,000 was recorded for the years ended December 31, 2005, 2004 and 2003, respectively.

     Capitalized interest related to the construction of a new facility at Halkey-Roberts in the amount of $26,850 was recorded during 2005.

                              Atrion Corporation
           Notes to Consolidated Financial Statements - (Continued)


     Patents and Licenses
     Cost for patents and licenses acquired is determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from 7 to 19 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     Goodwill
     Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired. Annual impairment testing for goodwill is done using a fair value-based test. Goodwill is also reviewed periodically for impairment whenever events or changes in circumstances indicate a change in value may have occurred. The Company has identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products (2) Halkey-Roberts and (3) Quest Medical. The carrying amount for goodwill in each of the three years ended December 31, 2005, 2004 and 2003 was $9,730,000.

     Current Accrued Liabilities
     The items comprising current accrued liabilities are as follows (in thousands):

                                                   December 31,
                                                   2005    2004
          --------------------------------------------------------
            Accrued payroll and related expenses  $1,277  $1,106
            Accrued vacation                         261     517
            Accrued professional fees                427   1,255
            Other accrued liabilities                662     480
          --------------------------------------------------------
            Total accrued liabilities             $2,627  $3,358
          ========================================================

     Revenues
     The Company recognizes revenue when its products are shipped to its customers and distributors, provided an arrangement exists, the fee is fixed and determinable and collectibility is reasonably assured. All risks and rewards of ownership pass to the customer upon shipment. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Returns, discounts and other allowances have been insignificant historically.

     Shipping and Handling Policy
     Shipping and handling fees charged to customers are reported as revenue and all shipping and handling costs incurred related to products sold are reported as cost of goods sold.

     Research and Development Costs
     Research and development costs relating to the development of new products and improvements of existing products are expensed as incurred.

     Advertising
     Advertising production costs are expensed as incurred. Media for print placement costs are expensed in the period the advertising appears. Total advertising expenses were approximately $219,000, $161,000 and $146,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

                              Atrion Corporation
           Notes to Consolidated Financial Statements - (Continued)


     Stock-Based Compensation

     At December 31, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. SFAS No. 123R is effective for the Company's first annual period beginning after June 15, 2005. The Company will begin recognizing option expense starting January 1, 2006. Since most of the Company's outstanding options will have vested prior to January 1, 2006, the amount of expense to be recognized for options starting in the first quarter of 2006 is not expected to be significant.

     The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation:

                                                       Year ended December 31,
                                                      -------------------------
                                                       2005     2004     2003
                                                      -------  -------  -------
                                                        (In thousands, except
                                                          per share amounts)

     Net income, as reported                          $ 8,958  $ 6,470  $ 5,057

     Deduct: Total stock-based employee
          compensation expense determined under
          fair value-based methods for all awards,
          net of tax effects                             (129)    (658)    (526)
                                                      -------  -------  -------
     Pro forma net income                             $ 8,829  $ 5,812  $ 4,531
                                                      =======  =======  =======
     Income per share:
           Basic - as reported                        $  4.99  $  3.78  $  2.96
                                                      =======  =======  =======
           Basic - pro forma                          $  4.92  $  3.40  $  2.65
                                                      =======  =======  =======

           Diluted - as reported                      $  4.66  $  3.50  $  2.75
                                                      =======  =======  =======
           Diluted - pro forma                        $  4.59  $  3.14  $  2.46
                                                      =======  =======  =======

                              Atrion Corporation
           Notes to Consolidated Financial Statements - (Continued)


     New Accounting Pronouncements

     In addition to SFAS No. 123R more fully discussed above, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs," which amends Accounting Research Bulletin 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period expenses. Also, the statement requires fixed overhead costs to be allocated to inventory based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(2)  Patents and Licenses

     Purchased patents and licenses paid for the use of other entities' patents are amortized over the useful life of the patent or license. Patents and licenses are as follows (dollars in thousands):

               December 31, 2005                                  December 31, 2004
------------------------------------------------   ----------------------------------------------
 Weighted Average       Gross                       Weighted Average     Gross
  Original Life       Carrying     Accumulated        Original Life     Carrying    Accumulated
     (years)           Amount      Amortization          (years)         Amount     Amortization
------------------  ------------  --------------   ------------------  ----------  --------------
    14.74            $ 11,208        $ 8,877             15.15          $ 9,748       $ 7,853

     Aggregate amortization expense for patents and licenses was $1,024,000 for 2005, $422,000 for 2004 and $341,000 for 2003. Estimated future amortization expense for each of the years set forth below ending December 31, is as follows (in thousands):

                               2006         $ 305
                               2007         $ 294
                               2008         $ 277
                               2009         $ 258
                               2010         $ 244

(3)  Discontinued Operations

     During 1997, the Company sold all of its natural gas operations. The consolidated financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The consolidated financial statements reflect a gain on disposal of these discontinued operations of $165,000 in each of 2005, 2004 and 2003. These amounts are net of income tax expense of $85,000 in each of the three years.

     In addition to the initial consideration received in 1997 upon the sale of the natural gas operations, certain annual contingent deferred payments of up to $250,000 per year were to be paid to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by the purchaser from certain gas transportation contracts. The Company received deferred payments of $250,000 each, before tax, from the purchaser in April 2005, 2004 and 2003 which are reflected in each year as a gain from discontinued operations of $165,000, net of tax.

                              Atrion Corporation
           Notes to Consolidated Financial Statements - (Continued)


(4)  Line of Credit

     The Company has a revolving credit facility ("Credit Facility") with a money center bank. Under the Credit Facility, the Company and certain of its subsidiaries have a line of credit of $25 million which is secured by substantially all inventories, equipment and accounts receivable of the Company. Interest under the Credit Facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent (5.25 percent at December 31, 2005) and is payable monthly. At December 31, 2005 and 2004, $2.5 million and $2.9 million, respectively, was outstanding under the line of credit. The Credit Facility expires November 12, 2009 and may be extended under certain circumstances. At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company's ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2005, the Company was in compliance with all financial covenants.

(5)  Income Taxes

     The items comprising income tax expense for continuing operations are as follows (in thousands):

                                                    Year ended December 31,
                                              ----------------------------------
                                               2005          2004          2003
--------------------------------------------------------------------------------

Current -- Federal                            $3,189        $1,807        $  914
        -- State                                 257            91            32
--------------------------------------------------------------------------------
                                               3,446         1,898           946
--------------------------------------------------------------------------------

Deferred -- Federal                              408           380           912
         -- State                                 37            11            21
--------------------------------------------------------------------------------
                                                 445           391           933
--------------------------------------------------------------------------------

Total income tax expense                      $3,891        $2,289        $1,879
================================================================================

                              Atrion Corporation
           Notes to Consolidated Financial Statements - (Continued)


     Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

                                                          2005      2004
                                                        ------------------
     Deferred tax assets:
          Benefit plans                                 $    471  $    517
          Inventories                                        448       413
          Patents and goodwill                                --       187
          Other                                               63       443
                                                        ------------------
              Total deferred tax assets                 $    982  $  1,560
                                                        ==================
     Deferred tax liabilities:
          Property, plant and equipment                 $  3,930  $  4,222
          Pensions                                           488       562
          Patents and goodwill                               288        --
                                                        ------------------
              Total deferred tax liabilities            $  4,706  $  4,784
                                                        ==================

          Net deferred tax liability                    $  3,724  $  3,224
                                                        ==================

     Balance Sheet classification:
          Non-current deferred income tax liability     $  4,344  $  4,263
          Current deferred income tax asset                  620     1,039
                                                        ------------------
          Net deferred tax liability                    $  3,724  $  3,224
                                                        ==================

     Total income tax expense for continuing operations differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

                                                       Year ended December 31,
                                                    ---------------------------
                                                      2005      2004      2003
-------------------------------------------------------------------------------
Income tax expense at the statutory
     federal income tax rate                        $ 4,313   $ 2,922   $ 2,298
Increase (decrease) resulting from:
     State income taxes                                 210        67        34
     R&D credit                                        (100)      (75)     (100)
     Foreign sales benefit                             (434)     (441)     (250)
     Other, net                                         (98)     (184)     (103)
-------------------------------------------------------------------------------
Total income tax expense                            $ 3,891   $ 2,289   $ 1,879
===============================================================================

(6)  Stockholders' Equity

     The Board of Directors of the Company has at various times authorized repurchases of Company stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. There were no repurchases made in 2005, but the Company has effected a number of open-market or negotiated transactions to purchase its stock during the previous years. These repurchases totaled 1,900 and 20,200 shares during the years 2004 and 2003, respectively, at per share prices ranging from $23.43 to $44.16. As of December 31, 2005, authorization for the repurchase of up to 92,100 additional shares remained. The Company

                              Atrion Corporation
           Notes to Consolidated Financial Statements - (Continued)


     purchased 173,614 shares of its common stock at $23.00 per share in April 2003 pursuant to a tender offer. All shares purchased in the tender offer and in the open-market or negotiated transactions became treasury shares upon repurchase by the Company.

     In September 2003, the Company announced that it had adopted a policy for the payment of regular quarterly cash dividends on the Company's common stock. The Company began paying a quarterly cash dividend of $.12 per share starting in September of 2003. The quarterly dividend was increased to $.14 per share in September of 2004 and to $.17 per share in September of 2005.

(7)  Income Per Share

     The following is the computation for basic and diluted income per share from continuing operations:

                                                         Year ended December 31,
                                                        ------------------------
                                                         2005     2004     2003
--------------------------------------------------------------------------------
                                                         (In thousands, except
                                                           per share amounts)


Income from continuing operations                       $8,793   $6,305   $4,892
--------------------------------------------------------------------------------

Weighted average basic shares outstanding                1,794    1,711    1,711
Add:  Effect of dilutive securities (options)              130      139      128
--------------------------------------------------------------------------------
Weighted average diluted shares outstanding              1,924    1,850    1,839
--------------------------------------------------------------------------------

Income per share from continuing operations:
    Basic                                               $ 4.90   $ 3.68   $ 2.86
    Diluted                                             $ 4.57   $ 3.41   $ 2.66
--------------------------------------------------------------------------------

     For the years ended December 31, 2004 and 2003, options to purchase approximately 26,000 and 25,250 shares of common stock, respectively, were not included in the computation of diluted income per share because their effect would have been antidilutive.

(8)  Stock Option Plans

     The Company's 1997 Stock Incentive Plan provides for the grant to key employees of incentive and nonqualified stock options, stock appreciation rights, restricted stock and performance shares. In addition, under the 1997 Stock Incentive Plan, outside directors (directors who are not employees of the Company or any subsidiary) received automatic annual grants of nonqualified stock options to purchase 2,000 shares of common stock. The 1997 Stock Incentive Plan was amended in 2005 to provide that no additional stock options may be granted to outside directors thereunder. Under the 1997 Stock Incentive Plan, 624,425 shares, in the aggregate, of common stock were reserved for grants. The purchase price of shares issued on the exercise of incentive options must be at least equal to the fair market value of such shares on the date of grant. The purchase price for shares issued on the exercise of nonqualified options and restricted and performance shares is fixed by the Compensation Committee of the Board of Directors. The options granted become exercisable as determined by the Compensation Committee and expire no later than 10 years after the date of grant.

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

                              Atrion Corporation
           Notes to Consolidated Financial Statements - (Continued)


     Option transactions for the three years in the period ended December 31, 2005 are as follows:

                                                                Weighted Average
                                                      Shares     Exercise Price
     ---------------------------------------------------------------------------

     Options outstanding at January 1, 2003           467,350   $          15.82
          Granted in 2003                              12,000   $          29.30
          Expired in 2003                              (4,550)  $          20.18
          Exercised in 2003                          (187,200)  $          14.19
     ---------------------------------------------------------------------------
     Options outstanding at December 31, 2003         287,600   $          17.38
          Granted in 2004                              62,000   $          44.39
          Exercised in 2004                           (21,100)  $          19.63
     ---------------------------------------------------------------------------
     Options outstanding at December 31, 2004         328,500   $          22.33
          Granted in 2005                              12,500   $          46.05
          Expired in 2005                              (1,000)  $          31.39
          Exercised in 2005                          (114,900)  $          19.88
     ---------------------------------------------------------------------------
     Options outstanding at December 31, 2005         225,100   $          24.86
     ---------------------------------------------------------------------------

     Exercisable options at December 31, 2003         217,000   $          15.41
     Exercisable options at December 31, 2004         287,250   $          22.32
     Exercisable options at December 31, 2005         206,350   $          24.26
     ---------------------------------------------------------------------------

     As of December 31, 2005, there remained 1,034 shares for which options may be granted in the future under the 1997 Stock Incentive Plan. The following table summarizes information about stock options outstanding at December 31, 2005:

                             Options Outstanding           Options Exercisable
                      ----------------------------------  ----------------------
                                    Weighted
                                     average    Weighted               Weighted
                                    remaining    average                average
     Range of            Number    contractual  exercise    Number     exercise
     exercise prices  outstanding     life        price   exercisable    price
     --------------------------------------------------------------------------
     $6.875-$14.063       106,800    3.2 years  $  11.17      106,800  $  11.17
     $14.875-$22.50        10,000    4.7 years  $  20.98       10,000  $  20.98
     $26.13-$31.39         43,900    3.5 years  $  30.05       25,150  $  29.05
     $43.75-$46.28         64,400    3.9 years  $  44.62       64,400  $  44.62
                      -----------                         -----------
                          225,100                             206,350
                      ===========                         ===========

     Pro forma information regarding net income and income per share as required by SFAS No. 123 has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003:

                                               2005      2004       2003
     ----------------------------------------------------------------------
     Risk-free interest ra                       3.4%        2.1%      3.2%
     Dividend yield                              1.3%        1.1%      0.0%
     Volatility factor                          31.3%       47.7%     39.1%
     Expected life                           3 years   2.8 years   7 years
     ======================================================================

                              Atrion Corporation
           Notes to Consolidated Financial Statements - (Continued)


     The resulting estimated weighted average fair values of the options granted in 2005, 2004 and 2003 were $10.51, $13.45 and $13.51, respectively.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. The option grants in 2003 occurred prior to the declaration of dividends by the Company.

(9)  Revenues From Major Customers

     The Company had one major customer which represented approximately $7.8 million (10.8 percent), $9.6 million (14.5 percent) and $9.1 million (14.4 percent) of the Company's operating revenues during the years 2005, 2004 and 2003, respectively.

(10) Industry Segment and Geographic Information

     The Company operates in one reportable industry segment: designing, developing, manufacturing, selling and distributing products for the medical and healthcare industry and has no foreign operating subsidiaries. The Company has other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of the medical products segment. The Company recorded incidental revenues from its oxygen pipeline, which totaled approximately $955,000 in each of the years of 2005, 2004 and 2003. Pipeline net assets totaled $2.4 and $2.5 million at December 31, 2005 and 2004, respectively. Company revenues from sales to parties outside the United States totaled approximately 27 percent, 30 percent and 26 percent of the Company's total revenues in 2005, 2004 and 2003, respectively. No Company assets are located outside the United States. A summary of revenues by geographic territory, based on shipping destination, for the three years 2005, 2004 and 2003 is as follows (in thousands):

                                                        Year ended December 31,
                                                       -------------------------

                                                         2005     2004     2003
     ---------------------------------------------------------------------------
     United States                                     $52,283  $46,375  $46,721
     Canada                                              8,232    9,113    8,620
     United Kingdom                                      1,984    1,883    1,547
     Japan                                               1,824    1,739      902
     Other                                               7,766    6,971    5,013
     ---------------------------------------------------------------------------
     Total                                             $72,089  $66,081  $62,803
     ===========================================================================


(11) Employee Retirement and Benefit Plans

     A noncontributory cash balance defined benefit retirement plan is maintained for all regular employees of the Company except those of Quest Medical. This plan was amended effective May 1, 2005 to discontinue the addition of newly-hired employees to the plan after that date. The Company's funding policy is to make the annual contributions required by applicable regulations and recommended by its actuary. The Company uses a December 31 measurement date for the plan.

                              Atrion Corporation
           Notes to Consolidated Financial Statements - (Continued)


     The changes in the plan's projected benefit obligation ("PBO") as of December 31, 2005 and 2004 are as follows (in thousands):

                                                              2005       2004
     --------------------------------------------------------------------------
     Change in Benefit Obligation:
     Benefit obligation, January 1                          $  5,539   $  4,878
     Service cost                                                267        241
     Interest cost                                               322        311
     Actuarial (gain)/loss                                       (61)       423
     Benefits paid                                              (412)      (314)
     --------------------------------------------------------------------------
     Benefit obligation, December 31                        $  5,655   $  5,539
     ==========================================================================

     The changes in the fair value of plan assets, funded status of the plan and the status of the prepaid pension benefit recognized, which is included in the Company's balance sheets as of December 31, 2005 and 2004 are as follows (in thousands):

                                                               2005      2004
                                                              -------   -------

     Change in Plan Assets:
     Fair value of plan assets, January 1                     $ 5,661   $ 5,413
     Actual return on plan assets                                 227       562
     Employer contributions                                       200        --
     Benefits paid                                               (412)     (314)
     --------------------------------------------------------------------------
     Fair value of plan assets, December 31                   $ 5,676   $ 5,661
     ==========================================================================
     Funded status of plan                                    $    21   $   122
     Unrecognized actuarial loss                                2,182     2,122
     Unrecognized prior service cost                             (427)     (465)
     Unrecognized net transition obligation                        --       (44)
     --------------------------------------------------------------------------
     Net amount recognized as other assets                    $ 1,776   $ 1,735
     ==========================================================================

     The accumulated benefit obligation for the pension plan was $5,571,000 and $5,447,000 at December 31, 2005 and 2004, respectively. The components of net periodic pension cost for 2005, 2004 and 2003 were as follows (in thousands):

                                                       Year ended December 31,
                                                     --------------------------
                                                      2005      2004      2003
     --------------------------------------------------------------------------
     Components of Net Periodic
       Pension Cost:
     Service cost                                    $  267    $  241    $  214
     Interest cost                                      322       311       298
     Expected return on assets                         (456)     (423)     (349)
     Prior service cost amortization                    (37)      (37)      (37)
     Actuarial loss                                     107       103       128
     Transition amount amortization                     (44)      (44)      (44)
     --------------------------------------------------------------------------
     Net periodic pension cost                       $  159    $  151    $  210
     ==========================================================================

                              Atrion Corporation
           Notes to Consolidated Financial Statements - (Continued)


     Actuarial assumptions used to determine benefit obligations at December 31 were as follows:

                                              2005       2004
                                            ---------  ---------
          Discount rate                       6.00%      6.00%
          Rate of compensation increase       5.00%      5.00%

     Actuarial assumptions used to determine net periodic pension cost were as follows:

                                              Year ended December 31,
                                          -------------------------------
                                            2005       2004       2003
                                          ---------  ---------  ---------
     Discount rate                          6.00%      6.50%      7.00%
     Expected long-term return on assets    8.00%      8.00%      8.00%
     Rate of compensation increase          5.00%      5.00%      5.00%

     The Company's expected long-term rate of return assumption is based upon the plan's actual long-term investment results as well as the long-term outlook for investment returns in the marketplace at the time the assumption is made.

     The Company's pension plan assets at December 31, 2005 and 2004 were invested in the following asset categories:

                                           2005      2004
                                         --------  --------
          Asset Category:
          Equity securities                 70%       74%
          Debt securities                   29%       25%
          Other                              1%        1%
          -------------------------------------------------
              Total                        100%      100%
          =================================================

     It is the Company's investment policy to maintain 66 percent to 79 percent of the plan's assets in equity securities and 21 percent to 31 percent of the plan's assets in debt securities with the balance invested in a money market account to meet liquidity requirements for distributions. The asset allocation at December 31, 2005 represents the targeted asset allocation. Based upon the plan's current funded position, the Company expects to make $250,000 in contributions to its pension plan in 2006, and the Company's estimated future benefit payments under the plan are as follows (in thousands):

                         2006                $   254
                         2007                $   485
                         2008                $   279
                         2009                $   284
                         2010                $   282
                         2011-2015           $ 1,716

     The Company also sponsors a defined contribution plan for all employees. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plan. The Company's contribution under this plan was $223,000, $214,000 and $202,000 in 2005, 2004 and 2003, respectively.

(12) Commitments and Contingencies

     The Company is subject to legal proceedings, third-party claims and other contingencies related to patent infringement, product liability, regulatory, employee and other matters that arise in the ordinary course of business. As of December 31, 2005, the Company had accrued $250,000 for

                              Atrion Corporation
           Notes to Consolidated Financial Statements - (Continued)


     legal fees and expenses that it expected to incur in connection with the litigation or arbitration of two such matters.

     The Company has arrangements with its executive officers (the "Executives") pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to the Executives. Termination under such circumstances in 2006 could result in payments aggregating $800,000, excluding any excise tax that may be reimbursable by the Company.

     In May 1996, Halkey-Roberts began leasing the land, building and building improvements in St. Petersburg, Florida, which serve as Halkey-Roberts' headquarters and manufacturing facility, under a 10-year lease. This lease has been extended until September 30, 2006 at the rent payment in effect on May 1, 2006. The Company has guaranteed Halkey-Roberts' payment and performance obligations under the lease. The lease is being accounted for as an operating lease, and the rental expense for the years ended December 31, 2005, 2004 and 2003 was $422,000, $409,000 and $396,000, respectively.
     Future minimum rental commitment under this lease is $321,000 in 2006.

     During 2004, the Company began planning for the construction of a new facility for its Halkey-Roberts operation to be located approximately four miles from its current facility. In 2004, the Company made a $3.75 million deposit required in connection with a proposed purchase of ten acres of land to be used for the construction of this new facility. During 2005, this property was acquired and construction of the new facility commenced. The Company is planning to complete the construction of this new facility and move the Halkey-Roberts operation into the new facility around mid-year 2006.

(13) Quarterly Financial Data (Unaudited)

     The following table shows selected unaudited quarterly financial data for 2005 and 2004:

 Quarter   Operating  Operating                  Income            Income
  Ended     Revenue    Income    Net Income  Per Basic Share  Per Diluted Share
 ------------------------------------------------------------------------------
                    (In thousands, except per share amounts)

 03/31/05  $  18,645  $   3,418  $    2,294  $          1.33  $            1.23
 06/30/05     18,102      3,131       2,272             1.27               1.18
 09/30/05     18,338      3,111       2,241             1.23               1.15
 12/31/05     17,003      3,037       2,149             1.17               1.10
 ------------------------------------------------------------------------------

 03/31/04  $  16,789  $   1,901  $    1,287  $           .76  $             .70
 06/30/04     16,417      2,064       1,608              .94                .87
 09/30/04     16,704      2,217       1,756             1.02                .95
 12/31/04     16,171      2,414       1,819             1.06                .98
 ------------------------------------------------------------------------------

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.



            Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Atrion Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Atrion Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Atrion Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight

Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Atrion Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also in our opinion, Atrion Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 13, 2006, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 13, 2006

ITEM 9B.  OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2005 that was not reported.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information for this item relating to directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2006 annual meeting of stockholders.

Executive Officers

The information for this item relating to executive officers of the Company is set forth on pages 12 and 13 of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Company's definitive proxy statement for its 2006 annual meeting of stockholders.

The Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company's directors, officers and employees. The Code of Ethics and Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.  EXECUTIVE COMPENSATION

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2006 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2006 annual meeting of stockholders.

Security Ownership of Management

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2006 annual meeting of stockholders.

Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this item is incorporated by reference form the Company's definitive proxy statement for its 2006 annual meeting of stockholders.


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

     2.   Financial Statement Schedules:

          Schedule II - Consolidated Valuation and Qualifying Accounts

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     Board of Directors and
     Stockholders of Atrion Corporation

     We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Atrion Corporation and subsidiaries referred to in our report dated March 13, 2006, which is included in this Annual Report on Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     /s/ Grant Thornton LLP
     Dallas, Texas
     March 13, 2006

          Schedule II - Consolidated Valuation and Qualifying Accounts

                                              Allowance for Doubtful Receivables
                                                         December 31,
                                             -----------------------------------
                                                2005        2004         2003
                                                ----        ----         ----
                                                       (in thousands)

Beginning balance                            $     118   $     104   $      151
     Additions charged to expense                  (34)         41           75
     Deductions from reserve                       (19)        (27)        (122)
--------------------------------------------------------------------------------
Ending balance                               $      65   $     118   $      104
================================================================================

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

(b)  Exhibits


Exhibit
Numbers                                Description
-------                                -----------

   2a Asset Purchase Agreement, dated March 19, 1997, between Atrion Corporation and Midcoast Energy Resources, Inc. (1)
   3a Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(2)
   3b      Amended and Restated Bylaws of Atrion Corporation (3)
   10a*    Atrion Corporation 1997 Stock Incentive Plan (4)
   10b*    Form of Award Agreement for Incentive Stock Option (5)
   10c*    Form of Award Agreement for Nonqualified Stock Option for Key
           Employee (6)
   10d*    Form of Award Agreement for Nonqualified Stock Option for Director
           (7)
   10e*    Atrion Corporation 1998 Outside Directors Stock Option Plan (8)
   10f*    Form of Stock Option Agreement (9)
   10g*    Severance Plan for Chief Financial Officer (1(0))
   10h* Atrion Corporation Incentive Compensation Plan for Chief Financial Officer (1(1))
   10i*    Chief Executive Officer Employment Agreement (1(2))
   10j*    Amendment to Chief Executive Officer Employment Agreement (1(3))
   21      Subsidiaries of Atrion Corporation as of December 31, 2005 (1(4))
   23      Consent of Grant Thornton LLP (1(4))
   31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (1(4))
   31.2 Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (1(4))
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act Of 2002 (1(4))
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act Of 2002 (1(4))

Notes
-----
 (1) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997.
 (2) Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.
 (3) Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Company dated January 10, 1997.
 (4) Incorporated by reference to Exhibit 4.4(b) to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
 (5) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
 (6) Incorporated by reference to Exhibit 4.6 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
 (7) Incorporated by reference to Exhibit 4.7 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
 (8) Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
 (9) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
 (10) Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.
 (11) Incorporated by reference to Exhibit 10k to Form 10-K of Atrion Corporation dated March 30, 2001.
 (12) Incorporated by reference to Exhibit 10m to Form 10-K of Atrion Corporation dated March 26, 2002.
 (13) Incorporated by reference to Exhibit 10q to Form 10-K of Atrion Corporation dated March 13, 2003.
 (14)    Filed herewith.

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

Dated: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Title                               Date
         ---------                               -----                               ----

 /s/ Emile A. Battat            Chairman, President and Chief Executive          March 13, 2006
 ----------------------------   Officer (Principal Executive Officer)
 Emile A. Battat


 /s/ Jeffery Strickland         Vice President, Chief Financial Officer and      March 13, 2006
 ----------------------------   Secretary-Treasurer (Principal Financial
 Jeffery Strickland             and Accounting Officer)



                                                 Director
 ----------------------------
 Richard O. Jacobson


 /s/ Hugh J. Morgan, Jr.                         Director                        March 13, 2006
 ----------------------------
 Hugh J. Morgan, Jr.


 /s/ Roger F. Stebbing                           Director                        March 13, 2006
 ----------------------------
 Roger F. Stebbing


 /s/ John P. Stupp, Jr.                          Director                        March 13, 2006
 ----------------------------
 John P. Stupp, Jr.


                                                 Director
 ----------------------------
 Ronald N. Spaulding