Form 10-Q
period 2006-03-31
ATRION CORP
filed 2006-05-09
CIK 701288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ x ] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2006

                                       or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Transition Period from to

                         Commission File Number 0-10763

                               Atrion Corporation
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                              63-0821819
---------------------------------                            -------------------
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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  |X| Yes    |_| No

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer |_|   Accelerated filer |X|    Non-accelerated filer |_|

Indicate by check whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).  |_| Yes    |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding at
         Title of Each Class                              April 28, 2005
---------------------------------------          -------------------------------
Common stock, Par Value $0.10 per share                     1,843,206

                       ATRION CORPORATION AND SUBSIDIARIES
                       -----------------------------------

                                TABLE OF CONTENTS
                                -----------------


PART I. Financial Information                                                 2

    Item 1. Financial Statements

                Consolidated Statements of Income (Unaudited)
                 For the Three Months Ended
                 March 31, 2006 and 2005                                      3


                Consolidated Balance Sheets
                 March 31, 2006 (Unaudited) and December 31, 2005             4


                Consolidated Statements of Cash Flows (Unaudited)
                 For the Three Months Ended
                 March 31, 2006 and 2005                                      5


                Notes to Consolidated Financial Statements (Unaudited)        6

    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                      10

    Item 3. Quantitative and Qualitative Disclosures About Market Risk       13

    Item 4. Controls and Procedures                                          13

PART II. Other Information                                                   14

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      14

    Item 6. Exhibits and Reports on
             Form 8-K                                                        14

SIGNATURES                                                                   16

                                     PART I


                              FINANCIAL INFORMATION

     Item 1.                  Financial Statements
                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31
                                                           ---------------------
                                                             2006        2005
                                                           ---------   ---------
                                                           (In thousands, except
                                                               per share data)

     Revenues                                              $ 19,503    $ 18,645
     Cost of goods sold                                      12,155      11,024
                                                           ---------   ---------
     Gross profit                                             7,348       7,621
                                                           ---------   ---------

     Operating expenses:
       Selling                                                1,615       1,405
       General and administrative                             2,004       2,217
       Research and development                                 677         581
                                                           ---------   ---------
                                                              4,296       4,203
                                                           ---------   ---------

     Operating income                                         3,052       3,418
                                                           ---------   ---------

     Other income:
       Interest income                                           10          15
       Interest expense                                          --         (21)
       Other income                                              --           8
                                                           ---------   ---------
                                                                 10           2
                                                           ---------   ---------

     Income before provision for income taxes                 3,062       3,420
     Provision for income taxes                                (956)     (1,126)
                                                           ---------   ---------

     Net income                                            $  2,106    $  2,294
                                                           =========   =========

     Income per basic share                                $   1.15    $   1.33
                                                           =========   =========

     Weighted average basic shares outstanding                1,835       1,723

     Income per diluted share                              $   1.08    $   1.23
                                                           =========   =========

     Weighted average diluted shares outstanding              1,945       1,865

     Dividends per common share                            $   0.17    $   0.14
                                                           =========   =========

The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       March 31,    December 31,
                                                         2006           2005
                                                      (unaudited)
                                                      -----------   ------------
Assets
------
Current assets:
  Cash and cash equivalents                           $      189     $      525
  Accounts receivable                                      9,585          8,291
  Inventories                                             17,390         17,705
  Prepaid expenses                                           636            832
  Other                                                      620            620
                                                      -----------   ------------
                                                          28,420         27,973
                                                      -----------   ------------


Property, plant and equipment                             70,384         63,041
Less accumulated depreciation and amortization            28,867         27,787
                                                      -----------   ------------
                                                          41,517         35,254
                                                      -----------   ------------

Other assets and deferred charges:
  Patents                                                  2,502          2,331
  Goodwill                                                 9,730          9,730
  Other                                                    2,580          3,182
                                                      -----------   ------------
                                                          14,812         15,243
                                                      -----------   ------------

                                                      $   84,749     $   78,470
                                                      ===========   ============


Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities            $    7,940     $    7,128
  Accrued income and other taxes                           1,126          1,098
                                                      -----------   ------------
                                                           9,066          8,226
                                                      -----------   ------------

Line of credit                                             6,831          2,529

Other non-current liabilities                              5,779          5,820

Stockholders' equity:
  Common shares, par value $0.10 per share; authorized
   10,000 shares, issued 3,420 shares                        342            342
  Paid-in capital                                         13,276         12,508
  Retained earnings                                       84,111         82,318
  Treasury shares, 1,578 at March 31, 2006 and 1,586
   at December 31, 2005, at cost                         (34,656)       (33,273)
                                                      -----------   ------------
     Total stockholders' equity                           63,073         61,895
                                                      -----------   ------------


                                                      $   84,749     $   78,470
                                                      ===========   ============


The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          2006           2005
                                                        ---------      ---------
                                                              (In thousands)

Cash flows from operating activities:
  Net income                                            $  2,106       $  2,294
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                         1,160          1,072
     Deferred income taxes                                   (18)           184
     Tax benefit related to stock options                     --             83
     Other                                                    14             11
                                                        ---------      ---------
                                                           3,262          3,644

  Changes in operating assets and liabilities:
     Accounts receivable                                  (1,294)          (946)
     Inventories                                             315         (1,081)
     Prepaid expenses                                        196             71
     Other non-current assets                                352           (642)
     Accounts payable and current liabilities                812           (255)
     Accrued income and other taxes                           28            228
     Other non-current liabilities                           (23)           (16)
                                                        ---------      ---------
                                                           3,648          1,003
                                                        ---------      ---------

Cash flows from investing activities:
 Property, plant and equipment additions                  (7,343)        (1,364)
 Property, plant and equipment sales                          --              6
                                                        ---------      ---------
                                                          (7,343)        (1,358)
                                                        ---------      ---------

Cash flows from financing activities:
 Net change in line of credit                              4,302          1,191
 Exercise of stock options                                   462            234
 Purchase of treasury stock                               (1,594)            --
 Tax benefit related to stock options                        502             --
 Dividends paid                                             (313)          (242)
                                                        ---------      ---------
                                                           3,359          1,183
                                                        ---------      ---------

Net change in cash and cash equivalents                     (336)           828
Cash and cash equivalents at beginning of period             525            255
                                                        ---------      ---------
Cash and cash equivalents at end of period              $    189       $  1,083
                                                        =========      =========



Cash paid for:
 Interest (net of capitalization)                       $     --       $     21
 Income taxes                                           $    260       $    454


The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis of Presentation
     In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries (the "Company"). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 2005 Annual Report on Form 10-K.


(2)  Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

                                                        March 31,   December 31,
                                                          2006          2005
      --------------------------------------------------------------------------
       Raw materials                                    $  6,879     $    6,898
       Work in process                                     4,515          4,291
       Finished goods                                      5,996          6,516
      --------------------------------------------------------------------------
       Total inventories                                $ 17,390     $   17,705
      ==========================================================================

(3)  Income per share
     The following is the computation for basic and diluted income per share:


                                                             Three months ended
                                                                  March 31,
                                                              2006        2005
                                                            --------------------
                                                            (in thousands,except
                                                              per share amounts)

     Net Income                                             $  2,106    $ 2,294
                                                            ====================

     Weighted average basic shares outstanding                 1,835      1,723
     Add: Effect of dilutive securities (options)                110        142
                                                            --------------------
     Weighted average diluted shares outstanding               1,945      1,865
                                                            ====================

     Income per share:
       Basic                                                $   1.15    $  1.33
                                                            --------------------
       Diluted                                              $   1.08    $  1.23
                                                            ====================

     There were no outstanding options to purchase shares of common stock that were not included in the diluted income per share calculations because their effect would be anti-dilutive for the three-month periods ended March 31, 2006 and 2005.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  Stock-Based Compensation
     At March 31, 2006, the Company had two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Accounting for Stock-based Compensation" ("SFAS No. 123R") using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the three months ended March 31, 2006, included compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the modified-prospective transition method, results for the prior periods have not been restated. The Company recorded compensation in the amount of approximately $14,000 for the three months ended March 31, 2006.

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

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Option transactions for the three months ended March 31, 2006 are as follows:

                                                               Weighted Average
                                                   Shares       Exercise Price
                                                 ------------------------------
Options outstanding at January 1, 2006             225,100      $      24.86
     Granted in 2006                                  -         $        -
     Expired in 2006                                  -         $        -
     Exercised in 2006                             (33,799)     $      17.59
                                                 ------------------------------
Options outstanding at March 31, 2006              191,301      $      26.14
                                                 ==============================


Exercisable options at March 31, 2006              172,551      $      25.57

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company's expected life represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Stock-based payments made prior to January 1, 2006 were accounted for using the intrinsic value method under APB 25. The fair value of stock-based payments made subsequent to January 1, 2006 would be valued using the Black-Scholes valuation method with a volatility factor based on the Company's historical stock trading history. The Company bases the risk-free interest rate using the Black-Scholes valuation method on the implied yield currently available on U. S. Treasury securities with an equivalent term. The Company bases the dividend yield used in the Black-Scholes valuation method on the Company's stock dividend history.

The total intrinsic values of options exercised during the three months ended March 31, 2006 was $0. The total intrinsic values of options outstanding, and options currently exercisable at March 31, 2006 were $0 and $0, respectively. The weighted-average remaining contractual life for options outstanding and options currently exercisable at March 31, 2006 were 3.18 years and 3.40 years, respectively.

As of March 31, 2006 there was approximately $10,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 0.25 years. The total fair value of options vested during the three months ended March 31, 2006 was $0. At March 31, 2006 there were 18,750 nonvested stock options outstanding with a weighted-average exercise price of $31.39.

The Company has a policy of utilizing existing treasury shares to satisfy stock option exercises.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in the previous period:

                                                             Three Months ended
                                                                   March 31,
                                                                     2005
                                                            --------------------
                                                            (in thousands,except
                                                              per share amounts)

Net income, as reported                                      $            2,294
Deduct: Total stock-based employee compensation
 expense determined under fair value-based
 methods for all awards, net of tax effects                                 102
                                                            --------------------
Pro forma net income                                         $            2,192
                                                            ====================
Income per share:

  Basic - as reported                                        $             1.33
                                                            ====================
  Basic - pro forma                                          $             1.27
                                                            ====================

  Diluted - as reported                                      $             1.23
                                                            ====================
  Diluted - pro forma                                        $             1.18
                                                            ====================


(5)  Pension Benefits
     The components of net periodic pension cost are as follows for the three months ended March 31, 2006 and March 31, 2005 (in thousands):


                                                              Three Months ended
                                                                   March 31,
                                                              ------------------
                                                                2006       2005
                                                              -------    -------
     Service cost                                             $   69     $   67
     Interest cost                                                83         80
     Expected return on assets                                  (111)      (114)
     Prior service cost amortization                              (9)        (9)
     Actuarial loss                                               29         27
     Transition amount amortization                                -        (11)
                                                              -------    -------

     Net periodic pension cost                                $   61     $   40
                                                              =======    =======

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

     For the three months ended March 31, 2006, the Company reported revenues of $19.5 million, operating income of $3.1 million and net income of $2.1 million, up 5 percent, down 11 percent and down 8 percent, respectively, from the three months ended March 31, 2005.


     Results for the three months ended March 31, 2006
     Consolidated net income totaled $2.1 million, or $1.15 per basic and $1.08 per diluted share, in the first quarter of 2006. This is compared with consolidated net income of $2.3 million, or $1.33 per basic and $1.23 per diluted share, in the first quarter of 2005. The income per basic share computations are based on weighted average basic shares outstanding of 1,835,329 in the 2006 period and 1,723,199 in the 2005 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,944,647 in the 2006 period and 1,864,695 in the 2005 period.

     Consolidated revenues of $19.5 million for the first quarter of 2006 were higher than revenues of $18.6 million for the first quarter of 2005. This 5 percent increase in revenues for the first quarter of 2006 over the first quarter of 2005 was primarily attributable to an approximate 25 percent increase in the revenues of the Company's fluid delivery products and an approximate 23 percent increase in the revenues of the Company's cardiovascular products. These increases, which were generally attributable to higher sales volumes, were partially offset by an approximate 25 percent decrease in the revenues of the Company's ophthalmic products and an approximate 11 percent decrease in the revenues of the Company's other products.

     Cost of goods sold of $12.2 million for the first quarter of 2006 was 10 percent higher than in the comparable 2005 period. Increased sales volume, increased manufacturing overhead costs, and a temporary production curtailment due to reduced orders from certain ophthalmic and related kitting business customers were the primary contributors to the increase in cost of goods sold for the first quarter of 2006.

     Gross profit of $7.3 million in the first quarter of 2006 was $273,000, or 4 percent, lower than in the comparable 2005 period. The Company's gross profit percentage in the first quarter of 2006 was 37.7 percent of revenues compared with 40.8 percent of revenues in the first quarter of 2005. The decrease in gross profit percentage in the 2006 period compared to the 2005 period was primarily related to the previously mentioned manufacturing cost increases and temporary production curtailment.

     The Company's first quarter 2006 operating expenses of $4.3 million were $93,000 higher than the operating expenses for the first quarter of 2005, resulting primarily from a $210,000 increase in selling (Selling) expenses, a $96,000 increase in Research and Development (R&D) expenses partially offset by a $213,000 decease in General and Administrative (G&A) expenses. The increase in Selling expenses for the first quarter of 2006 was principally attributable to increased compensation costs, advertising and promotion costs and travel-related expenses. The increase in R&D costs was primarily related to prototype expenses, new product testing costs, and process enhancements. The decrease in G&A for the first quarter of 2006 was primarily related to reduced compensation costs. Operating income in the first quarter of 2006 decreased $366,000, or 11 percent, to $3.1 million from $3.4 million in the first quarter of 2005. Operating income was 15.6 percent of revenues in the first quarter of 2006 compared to 18.3 percent of revenues in the first quarter of 2005. The change in operating income for the first quarter of 2006 as compared with the first quarter of 2005 was primarily attributable to the previously mentioned reduced gross profit and the increased operating expenses.

     Interest charges for the first quarter of 2006 were capitalized as part of the construction costs for a new facility for a subsidiary, Halkey-Roberts Corporation ("Halkey-Roberts"). Income tax expense for the first quarter of 2006 was $956,000 compared to income tax expense of $1.1 million for the same period in the prior year. The effective tax rate for the first quarter of 2006 was 31.2 percent compared with 32.9 percent for the first quarter of 2005.

     Liquidity and Capital Resources
     At March 31, 2006, the Company had cash and cash equivalents of $189,000 compared with $525,000 at December 31, 2005. The Company had outstanding borrowings of $6.8 million under its $25.0 million revolving credit facility ("Credit Facility") at March 31, 2006 and $2.6 million at December 31, 2005. The increase in the outstanding balance under the Credit Facility in the first three months of 2006 was primarily attributable to borrowings to fund the construction of the new Halkey-Roberts facility. The Credit Facility, which expires November 12, 2009, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At March 31, 2006, the Company was in compliance with all financial covenants.

     As of March 31, 2006, the Company had working capital of $19.4 million, including $189,000 in cash and cash equivalents. The $393,000 decrease in working capital during the first three months of 2006 was primarily related to an increase in accounts payable, a decrease in inventories and a decrease in cash offset by an increase in accounts receivable. The increase in accounts payable was primarily related to amounts due in connection with the construction of the new Halkey-Roberts facility. The increase in accounts receivable during the first three months of 2006 was primarily related to the increase in revenues for the first quarter of 2006 as compared to the fourth quarter of 2005. The decrease in inventories was primarily attributable to increased revenues. Cash flows from operating activities generated $3.6 million for the three months ended March 31, 2006 as compared to $1.0 million for the three months ended March 31, 2005. Reductions of inventories and accounts payable increases were the primary contributors to the 2006 improvements. During the first three months of 2006, the Company expended $7.3 million for the addition of property and equipment. Of this amount, $5.6 million was expended for the construction of the new Halkey-Roberts facility. The Company received net proceeds of $462,000 from the exercise of employee stock options during the first three months of 2006. During the first quarter of 2006, the Company repurchased 24,000 shares of its common stock for approximately $1.6 million and paid dividends totaling $313,000 to its stockholders.

     The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's credit facility, supplemented, if necessary, with equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for the foreseeable future.


     Forward-Looking Statements
     The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding future liquidity and capital resources. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company's ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; the loss of, or any material reduction in sales to, any significant customers; and problems in the relocation of the Halkey-Roberts operations. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For the quarter ended March 31, 2006, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2005 Annual Report on Form 10K.


Item 4. Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (c) During the first quarter of 2006, the Company repurchased the following shares of the Company's common stock:

                                             Total number
                                               of shares
                                             purchased as
                                               part of        Maximum number
                     Total                     publicly     of shares that may
                    number of    Average      announced      yet be purchased
                     shares     price paid     plan or         under Plan or
                    purchased    per share     program          Program (a)
                   ----------- ------------ --------------  ------------------


January 1, 2006  -
January 31, 2006      24,000    $   66.41          24,000             68,100

February 1, 2006 -
February 28, 2006       -                             -               68,100

March 1, 2006 -
March 31, 2006          -                             -               68,100
                   ----------- ------------ --------------  ------------------

Total                 24,000    $   66.41          24,000             68,100
                   =========== ============ ==============  ==================

(a) This program was announced in April 2000 and initially provided authorization for up to 200,000 shares to be repurchased.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

          31.2 Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

          32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

          32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

     (b)  Reports on Form 8-K
          On February 15, 2006, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the fourth quarter and year ended December 31, 2005 (Item 12).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Atrion Corporation
                               ------------------
                                  (Registrant)


     Date: May 8, 2006                                   /s/ Emile A. Battat
                                                         -----------------------
                                                         Emile A. Battat
                                                         Chairman, President and
                                                         Chief Executive Officer



     Date: May 8, 2006                                   /s/ Jeffery Strickland
                                                         -----------------------
                                                         Jeffery Strickland
                                                         Vice President and
                                                         Chief Financial Officer