Form 10-Q
period 2006-06-30
ATRION CORP
filed 2006-08-08
CIK 701288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2006
                                       or
[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition Period from  ______ to ______

                         Commission File Number 0-10763

                               Atrion Corporation
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                   63-0821819
------------------------------------        ----------------------------------
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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes    [ ] No

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act). [ ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding at
         Title of Each Class                           July 26, 2006
---------------------------------------    -------------------------------------
Common stock, Par Value $0.10 per share                  1,857,156

                       ATRION CORPORATION AND SUBSIDIARIES
                       -----------------------------------


                                TABLE OF CONTENTS
                                -----------------




PART I.  Financial Information                                                 2

   Item 1.   Financial Statements

               Consolidated Statements of Income (Unaudited)
                For the Three and Six Months Ended
                June 30, 2006 and 2005                                         3


               Consolidated Balance Sheets
                June 30, 2006 (Unaudited) and December 31, 2005                4


               Consolidated Statements of Cash Flows (Unaudited)
                For the Six Months Ended
                June 30, 2006 and 2005                                         5


               Notes to Consolidated Financial Statements (Unaudited)          6

   Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       10

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk       15

   Item 4.   Controls and Procedures                                          15

PART II. Other Information                                                    16

   Item 4.   Submission of Matters to a Vote of Security Holders              16

   Item 6.   Exhibits and Reports on 8-K                                      16

SIGNATURES                                                                    17

Exhibits                                                                      18

                                     PART I


                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ATRION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                  ------------------------  ------------------------
                                                      2006         2005         2006         2005

                                                       (in thousands, except per share amounts)

Revenues                                          $   20,849   $   18,102   $   40,351   $   36,747
Cost of goods sold                                    12,076       10,896       24,230       21,920
                                                  -----------  -----------  -----------  -----------
Gross profit                                           8,773        7,206       16,121       14,827
                                                  -----------  -----------  -----------  -----------

Operating expenses:
  Selling                                              1,600        1,448        3,215        2,853
  General and administrative                           2,348        2,002        4,352        4,220
  Research and development                               700          625        1,376        1,205
                                                  -----------  -----------  -----------  -----------
                                                       4,648        4,075        8,943        8,278
                                                  -----------  -----------  -----------  -----------
Operating income                                       4,125        3,131        7,178        6,549
                                                  -----------  -----------  -----------  -----------

Other income:
  Interest income                                         11            9           20           25
  Interest expense                                        --          (21)          --          (42)
  Other income (expense), net                            (21)          --          (21)           8
                                                  -----------  -----------  -----------  -----------
                                                         (10)         (12)          (1)          (9)
                                                  -----------  -----------  -----------  -----------
Income from continuing operations before provision
 for income taxes                                      4,115        3,119        7,177        6,540

Provision for income taxes                            (1,295)      (1,012)      (2,251)      (2,138)
                                                  -----------  -----------  -----------  -----------

Income from continuing operations                      2,820        2,107        4,926        4,402
Gain on disposal of discontinued operations, net
 of income taxes                                         165          165          165          165
                                                  -----------  -----------  -----------  -----------
Net income                                        $    2,985   $    2,272   $    5,091   $    4,567
                                                  ===========  ===========  ===========  ===========

Income per basic share:
  Income from continuing operations               $     1.53   $     1.18   $     2.68   $     2.51
  Gain on disposal of discontinued operations           0.09         0.09         0.09         0.09
                                                  -----------  -----------  -----------  -----------
                                                  $     1.62   $     1.27   $     2.77   $     2.60
                                                  ===========  ===========  ===========  ===========

Weighted average basic shares outstanding              1,845        1,789        1,840        1,756
                                                  ===========  ===========  ===========  ===========

Income per diluted share:
  Income from continuing operations               $     1.45   $     1.09   $     2.53   $     2.32
  Gain on disposal of discontinued operations           0.08         0.09         0.08         0.09
                                                  -----------  -----------  -----------  -----------
                                                  $     1.53   $     1.18   $     2.61   $     2.41
                                                  ===========  ===========  ===========  ===========

Weighted average diluted shares outstanding            1,949        1,925        1,947        1,895
                                                  ===========  ===========  ===========  ===========

Dividends per common share                        $     0.17   $     0.14   $     0.34   $     0.28
                                                  ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                June 30,          December 31,
                                                                  2006               2005
Assets                                                         (unaudited)
------                                                      ----------------    ----------------
Current assets:
  Cash and cash equivalents                                    $        185        $        525
  Accounts receivable                                                 9,911               8,291
  Inventories                                                        17,694              17,705
  Prepaid expenses                                                    1,441                 832
  Other                                                                 620                 620
                                                               -------------       -------------
                                                                     29,851              27,973
                                                               -------------       -------------


Property, plant and equipment                                        76,726              63,041
Less accumulated depreciation and amortization                       29,739              27,787
                                                               -------------       -------------
                                                                     46,987              35,254
                                                               -------------       -------------

Other assets and deferred charges:
  Patents                                                             2,418               2,331
  Goodwill                                                            9,730               9,730
  Other                                                               3,005               3,182
                                                               -------------       -------------
                                                                     15,153              15,243
                                                               -------------       -------------

                                                               $     91,991        $     78,470
                                                               =============       =============


Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                     $      7,156        $      7,128
  Accrued income and other taxes                                      1,538               1,098
                                                               -------------       -------------
                                                                      8,694               8,226
                                                               -------------       -------------

Line of credit                                                       11,001               2,529

Other non-current liabilities                                         5,909               5,820

Stockholders' equity:
  Common shares, par value $0.10 per share; authorized
   10,000 shares, issued 3,420 shares                                   342                 342
  Paid-in capital                                                    13,764              12,508
  Retained earnings                                                  86,782              82,318
  Treasury shares,1,563 at June 30, 2006 and 1,586
   at December 31, 2005, at cost                                    (34,501)            (33,273)
                                                               -------------       -------------
       Total stockholders' equity                                    66,387              61,895
                                                               -------------       -------------


                                                               $     91,991        $     78,470
                                                               =============       =============

The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                            ------------------------------------
                                                                  2006                2005
                                                            ----------------    ----------------
                                                                       (In thousands)
Cash flows from operating activities:
  Net income                                                   $      5,091        $      4,567
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Gain on disposal of discontinued operations                       (165)               (165)
     Depreciation and amortization                                    2,341               2,149
     Deferred income taxes                                              105                 273
     Tax benefit related to stock options                                --               1,051
     Other                                                               52                  11
                                                               -------------       -------------
                                                                      7,424               7,886

  Changes in operating assets and liabilities:
      Accounts receivable                                            (1,620)               (534)
      Inventories                                                        11              (3,442)
      Prepaid expenses                                                 (608)               (316)
      Other non-current assets                                          (73)               (762)
      Accounts payable and current liabilities                           28                   3
      Accrued income and other taxes                                    440                (914)
      Other non-current liabilities                                     (16)                 (9)
                                                               -------------       -------------
  Net cash provided by continuing operations                          5,586               1,912
  Net cash provided by discontinued operations                          165                 165
                                                               -------------       -------------
                                                                      5,751               2,077
                                                               -------------       -------------

Cash flows from investing activities:
 Property, plant and equipment additions                            (13,939)             (7,522)
 Deposit on land purchase                                                --               3,750
 Property, plant and equipment sales                                     --                   6
                                                               -------------       -------------
                                                                    (13,939)             (3,766)
                                                               -------------       -------------

Cash flows from financing activities:
 Net change in line of credit                                         8,472                 357
 Exercise of stock options                                              948               1,938
 Purchase of treasury stock                                          (1,594)                 --
 Tax benefit related to stock options                                   649                  --
 Dividends paid                                                        (627)               (496)
                                                               -------------       -------------
                                                                      7,848               1,799
                                                               -------------       -------------

Net change in cash and cash equivalents                                (340)                110
Cash and cash equivalents at beginning of period                        525                 255
                                                               -------------       -------------
Cash and cash equivalents at end of period                     $        185        $        365
                                                               =============       =============



Cash paid for:
 Interest (net of capitalization)                              $         --        $         43
 Income taxes                                                  $      1,195        $      1,754

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


(2)  Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

                                                   June 30,       December 31,
                                                     2006            2005
     ---------------------------------------------------------------------------
     Raw materials                               $    6,919      $    6,898
     Work in process                                  4,599           4,291
     Finished goods                                   6,176           6,516
     ---------------------------------------------------------------------------
     Total inventories                           $   17,694      $   17,705
     ===========================================================================

(3)  Income per share
     The following is the computation for basic and diluted income per share:

                                                           Three months ended             Six months ended
                                                                June 30,                      June 30,
                                                          2006           2005            2006           2005
                                                     -------------- --------------  -------------- --------------
                                                                (in thousands, except per share amounts)

     Income from continuing operations               $     2,820    $     2,107     $     4,926    $     4,402
                                                     =============================  =============================

     Weighted average basic shares outstanding             1,845          1,789           1,840          1,756
     Add: Effect of dilutive securities (options)            104            136             107            139
                                                     -----------------------------  -----------------------------
     Weighted average diluted shares outstanding           1,949          1,925           1,947          1,895
                                                     =============================  =============================

     Earnings per share from continuing operations:

        Basic                                        $      1.53    $      1.18     $      2.68    $      2.51
                                                     =============================  =============================

        Diluted                                      $      1.45    $      1.09     $      2.53    $      2.32
                                                     =============================  =============================

     There were no outstanding options to purchase shares of common stock that were not included in the diluted income per share calculations because their effect would be anti-dilutive for the three-month and six-month periods ended June 30, 2006 and 2005.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  Stock-Based Compensation
     At June 30, 2006, the Company had three stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Accounting for Stock-based Compensation" ("SFAS No. 123R") using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the three and six months ended June 30, 2006, included compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the modified-prospective transition method, results for the prior periods have not been restated. The Company recorded compensation expense in the amount of approximately $10,000 for the three-month period and $24,000 for the six-month period ended June 30, 2006.

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

     During 2006, the Company's stockholders approved the adoption of the Company's 2006 Equity Incentive Plan which provides for the grant to key employees and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights and performance shares. Under the 2006 Equity Incentive Plan, 100,000 shares, in the aggregate, of common stock were reserved for awards. The purchase price of shares issued on the exercise of options must be at least equal to the fair market value of such shares on the date of grant. The purchase price for restricted and performance shares is fixed by the Compensation Committee of the Board of Directors. The options granted become exercisable and expire as determined by the Compensation Committee except that incentive options expire no later than 10 years after the date of grant.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Option transactions for the three and six months ended June 30, 2006 are as follows:

                                                       Three months ended              Six months ended
                                                          June 30, 2006                  June 30, 2006
                                                                     Weighted                       Weighted
                                                      Shares         Average         Shares         Average
                                                                  Exercise Price                 Exercise Price
                                                   -----------------------------  -----------------------------
     Options outstanding at the beginning of          191,301       $   26.14        225,100       $   24.86
      the period
            Granted                                         -       $    -                 -       $    -
            Expired                                         -       $    -                 -       $    -
            Exercised                                 (15,250)      $   31.92        (49,049)      $   22.04
                                                   ------------                   ------------
     Options outstanding at the end of the
      period                                          176,051       $   25.64        176,051       $   25.64
                                                   ============                   ============

     Exercisable options at June 30, 2006                                            176,051       $   25.64


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

     The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0. The total intrinsic values of options outstanding and options currently exercisable at June 30, 2006 were $0 and $0, respectively. The weighted-average remaining contractual life for options outstanding and options currently exercisable at June 30, 2006 was
     2.82 and 2.82 years, respectively.

     As of June 30, 2006 there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The total fair value of options vested during the three months ended June 30, 2006 was $0. At June 30, 2006 there were no nonvested stock options.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company has a policy of utilizing existing treasury shares to satisfy stock option exercises.

     The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in the 2005 periods (in thousands, except per share amounts):

                                                              Three Months         Six Months
                                                             ended June 30,       ended June 30,
                                                                  2005                 2005
                                                           -----------------    -----------------

     Net income, as reported                                $         2,272      $         4,567
     Deduct: Total stock-based employee compensation
      expense determined under fair value-based methods
      for all awards, net of tax effects                                 10                  111
                                                           -----------------    -----------------
     Pro forma net income                                   $         2,262      $         4,456
                                                           =================    =================
     Income per share:
        Basic - as reported                                 $          1.27      $          2.60
                                                           =================    =================
        Basic - pro forma                                   $          1.26      $          2.54
                                                           =================    =================

        Diluted - as reported                               $          1.18      $          2.41
                                                           =================    =================
        Diluted - pro forma                                 $          1.18      $          2.35
                                                           =================    =================

(5)  Pension Benefits
     The components of net periodic pension cost are as follows for the three and six months ended June 30, 2006 and June 30, 2005 (in thousands):

                                                           Three Months ended             Six Months ended
                                                                June 30,                      June 30,
                                                     -----------------------------  -----------------------------
                                                          2006           2005            2006           2005
                                                     -------------- --------------  -------------- --------------
     Service cost                                     $       69     $       67      $      138     $      134
     Interest cost                                            83             80             166            160
     Expected return on assets                              (111)          (114)           (222)          (228)
     Prior service cost amortization                          (9)            (9)            (18)           (18)
     Actuarial loss                                           29             27              58             54
     Transition amount amortization                            -            (11)              -            (22)
                                                     -------------- --------------  -------------- --------------

     Net periodic pension cost                        $       61     $       40      $      122     $       80
                                                     ============== ==============  ============== ==============

     In 2006, the Company expects to contribute approximately $250,000 to its pension plan to satisfy minimum funding requirements for the year. As of June 30, 2006, contributions of $250,000 have been made to this plan.

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

     For the three months ended June 30, 2006, the Company reported revenues of $20.8 million, operating income of $4.1 million and net income of $3.0 million, up 15 percent, 32 percent and 31 percent, respectively, from the three months ended June 30, 2005. For the six months ended June 30, 2006, the Company reported revenues of $40.4 million, operating income of $7.2 million and net income of $5.1 million, up 10 percent, 10 percent and 11 percent, respectively, from the six months ended June 30, 2005.

     Results for the three months ended June 30, 2006
     Consolidated net income totaled $3.0 million, or $1.62 per basic and $1.53 per diluted share, in the second quarter of 2006. This is compared with consolidated net income of $2.3 million, or $1.27 per basic and $1.18 per diluted share, in the second quarter of 2005. The income per basic share computations are based on weighted average basic shares outstanding of 1,844,857 in the 2006 period and 1,789,220 in the 2005 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,949,319 in the 2006 period and 1,925,320 in the 2005 period.

     Consolidated revenues of $20.8 million for the second quarter of 2006 were 15 percent higher than revenues of $18.1 million for the second quarter of 2005. This 15 percent increase in revenues was primarily attributable to an approximate 36 percent increase in the revenues from the Company's fluid delivery products, an approximate 29 percent increase in the revenues from the Company's cardiovascular products and an approximate 5 percent increase in the revenues from the Company's other products. These increases, which were generally attributable to higher sales volumes, were partially offset by an approximate 12 percent decrease in the revenues from the Company's ophthalmic products.

     Revenues by product line are as follows (in thousands):

                                             Three Months ended
                                                   June 30,
                                       ------------------------------
                                           2006              2005
                                       ------------      ------------

         Fluid Delivery                  $   6,623         $   4,887
         Cardiovascular                      5,716             4,439
         Ophthalmology                       3,572             4,079
         Other                               4,938             4,697
                                       ------------      ------------
                 Total                   $  20,849         $  18,102
                                       ============      ============

     Cost of goods sold of $12.1 million for the second quarter of 2006 was 11 percent higher than in the comparable 2005 period. Increased sales volume was the primary contributor to the increase in cost of goods sold for the second quarter of 2006.

     Gross profit of $8.8 million in the second quarter of 2006 was $1.6 million, or 22 percent, higher than in the comparable 2005 period. The Company's gross profit percentage in the second quarter of 2006 was 42.1 percent of revenues compared with 39.8 percent of revenues in the second quarter of 2005. The increase in gross profit percentage in the 2006 period compared to the 2005 period was primarily related to improved manufacturing efficiencies.

     The Company's second quarter 2006 operating expenses of $4.6 million were $573,000 higher than the operating expenses for the second quarter of 2005, resulting primarily from a $346,000 increase in General and Administrative (G&A) expenses, a $152,000 increase in selling (Selling) expenses, and a $75,000 increase in Research and Development (R&D) expenses. The increase in G&A for the second quarter of 2006 was primarily related to increased compensation costs and increased outside services. The increase in Selling expenses for the second quarter of 2006 was principally attributable to increased compensation costs and advertising and promotion costs. The increase in R&D costs was primarily related to prototype expenses, new product testing costs, and process enhancements. Operating income in the second quarter of 2006 increased $994,000, or 32 percent, to $4.1 million from $3.1 million in the second quarter of 2005. Operating income was 19.8 percent of revenues in the second quarter of 2006 compared to 17.3 percent of revenues in the second quarter of 2005. The change in operating income for the second quarter of 2006 as compared with the second quarter of 2005 was primarily attributable to the previously mentioned increased gross profit offset by the increased operating expenses.

     Interest charges of $174,000 for the second quarter of 2006 were capitalized as part of the construction costs for a new facility for a subsidiary, Halkey-Roberts Corporation ("Halkey-Roberts") because all of the debt was obtained in conjunction with the construction. Income tax expense for the second quarter of 2006 was $1.3 million compared to income tax expense of $1.0 million for the same period in the prior year. The effective tax rate for the second quarter of 2006 was 31.5 percent compared with 32.4 percent for the second quarter of 2005.

     The Company recorded a gain on the disposal of discontinued operations relating to the 1997 sale of its natural gas operations of $165,000 after tax, or $0.09 per basic and $0.08 per diluted share, for the second quarter of 2006 and $165,000 after tax, or $0.09 per basic and $0.09 per diluted share, for the second quarter of 2005, resulting from the receipt of contingent deferred payments in each year. No additional payments are due in future periods under the terms of the 1997 agreement pursuant to which the Company sold its natural gas operations.


     Results for the six months ended June 30, 2006
     Consolidated net income totaled $5.1 million, or $2.77 per basic and $2.61 per diluted share, for the six months ended June 30, 2006. This is compared with consolidated net income of $4.6 million, or $2.60 per basic and $2.41 per diluted share, for the six months ended June 30, 2005. The income per basic share computations are based on weighted average basic shares outstanding of 1,840,119 in the 2006 period and 1,756,392 in the 2005 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,946,983 in the 2006 period and 1,895,008 in the 2005 period.

     Consolidated revenues of $40.4 million for the six months ended June 30, 2006 were 10 percent higher than revenues of $36.7 million for the six months ended June 30, 2005. This 10 percent increase in revenues was primarily attributable to an approximate 30 percent increase in the revenues from the Company's fluid delivery products and an approximate 26 percent increase in the revenues from the Company's cardiovascular products. These increases, which were generally attributable to higher sales volumes, were partially offset by an approximate 18 percent decrease in the revenues from the Company's ophthalmic products and an approximate 3 percent decrease in the revenues from the Company's other products.

     Revenues by product line are as follows (in thousands):

                                              Six Months ended
                                                   June 30,
                                       ------------------------------
                                           2006              2005
                                       ------------      ------------

         Fluid Delivery                  $  13,059         $  10,050
         Cardiovascular                     11,440             9,101
         Ophthalmology                       6,384             7,807
         Other                               9,468             9,789
                                       ------------      ------------
                 Total                   $  40,351        $   36,747
                                       ============      ============

     Cost of goods sold of $24.2 million for the six months ended June 30, 2006 was 11 percent higher than in the comparable 2005 period. Increased sales volume, increased manufacturing overhead costs, and a temporary production curtailment due to reduced orders from certain ophthalmic and related kitting business customers were the primary contributors to the increase in cost of goods sold for the six months ended June 30, 2006.

     Gross profit of $16.1 million for the six months ended June 30, 2006 was $1.3 million, or 9 percent, higher than in the comparable 2005 period. The Company's gross profit percentage for the six months ended June 30, 2006 was 40.0 percent of revenues compared with 40.3 percent of revenues for the six months ended June 30, 2005. The decrease in gross profit percentage in the 2006 period compared to the 2005 period was primarily related to the previously mentioned manufacturing cost increases and temporary production curtailment.

     The Company's second quarter 2006 operating expenses of $8.9 million were $665,000 higher than the operating expenses for the six months ended June 30, 2005, resulting primarily from a $362,000 increase in Selling expenses, a $171,000 increase in R&D expenses and a $132,000 increase in G&A expenses. The increase in Selling expenses for the six months ended June 30, 2006 was principally attributable to increased compensation costs, advertising and promotion costs and travel-related expenses. The increase in R&D costs was primarily related to prototype expenses, new product testing costs, and process enhancements. The increase in G&A for the six months ended June 30, 2006 was primarily related to increased compensation costs and increased outside services partially offset by a decrease in insurance costs. Operating income for the six months ended June 30, 2006 increased $629,000, or 10 percent, to $7.2 million from $6.5 million in the six months ended June 30, 2005. Operating income was 17.8 percent of revenues for the six months ended June 30, 2006 compared to 17.8 percent of revenues for the six months ended June 30, 2005.

     Interest charges of $214,000 for the six months ended June 30, 2006 were capitalized as part of the construction costs for the new Halkey-Roberts facility because all of the debt was obtained in conjunction with the construction. Income tax expense for the six months ended June 30, 2006 was $2.3 million compared to income tax expense of $2.1 million for the same period in the prior year. The effective tax rate for the six months ended June 30, 2006 was 31.4 percent compared with 32.7 percent for the six months ended June 30, 2005.

     The Company recorded a gain on the disposal of discontinued operations relating to the 1997 sale of its natural gas operations of $165,000 after tax, or $0.09 per basic and $0.08 per diluted share, for the first six months of 2006 and $165,000 after tax, or $0.09 per basic and $0.09 per diluted share, for the first six months of 2005, resulting from the receipt of contingent deferred payments in each year. No additional payments are due in future periods under the terms of the 1997 agreement pursuant to which the Company sold its natural gas operations.

     Liquidity and Capital Resources
     At June 30, 2006, the Company had cash and cash equivalents of $185,000 compared with $525,000 at December 31, 2005. The Company had outstanding borrowings of $11.0 million under its $25.0 million revolving credit facility ("Credit Facility") at June 30, 2006 and $2.5 million at December 31, 2005. The increase in the outstanding balance under the Credit Facility in the first six months of 2006 was primarily attributable to borrowings to fund the construction of the new Halkey-Roberts facility. The Credit Facility, which expires November 12, 2009, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At June 30, 2006, the Company was in compliance with all financial covenants.

     As of June 30, 2006, the Company had working capital of $21.2 million, including $185,000 in cash and cash equivalents. The $1.4 million increase in working capital during the first six months of 2006 was primarily related to an increase in accounts receivable partially offset by an increase in accrued income and other taxes. The increase in accounts receivable during the first six months of 2006 was primarily related to the increase in revenues for the second quarter of 2006 as compared to the fourth quarter of 2005. Cash flows from continuing operations generated $5.6 million for the six months ended June 30, 2006 as compared to $1.9 million for the six months ended June 30, 2005. The 2005 period was heavily impacted by a $3.4 million increase in inventories. During the first six months of 2006, the Company expended $13.9 million for the purchase of property and equipment. Of this amount, $11.5 million was expended for the construction of the new Halkey-Roberts facility. The Company received net proceeds of $948,000 from the exercise of employee stock options during the first six months of 2006. During the first six months of 2006, the Company repurchased 24,000 shares of its common stock for approximately $1.6 million and paid dividends totaling $627,000 to its stockholders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For the quarter ended June 30, 2006, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2005 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its 2006 Annual Meeting of Stockholders on May 22, 2006 at its offices in Allen, Texas. At such meeting, the Company's stockholders ratified the appointment of Grant Thornton LLP as independent accountants with 1,445,843 shares voted for ratification, 3,145 voted against, 400 abstentions and 981 broker non-votes and approved the Atrion Corporation 2006 Equity Incentive Plan with 1,037,385 shares voted for approval, 126,278 against, 6,800 abstentions and 279,906 broker non-votes. The voting with respect to the nominee for election as director was as follows:

                    Nominee              Votes For          Votes Withheld
                    -------              ---------          --------------
              Hugh J. Morgan, Jr.        1,381,119              68,269

           The terms of the following directors continued after the meeting:
           Emile A. Battat, Ronald N. Spaulding, Roger F. Stebbing, and John P. Stupp, Jr.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits
                 10.1    Atrion Corporation 2006 Equity Incentive Plan (1)

                 31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

                 31.2 Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

                 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

                 32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

           (b)   Reports on Form 8-K
                 On May 8, 2006, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the first quarter ended March 31, 2006 (Item 12).

Notes:

(1)  Incorporated by reference to Schedule 14A filed April 6, 2006.

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




                                           Atrion Corporation
                                           ------------------
                                              (Registrant)


     Date: August 8, 2006                          /s/ Emile A. Battat
                                                   -----------------------------
                                                   Emile A. Battat
                                                   Chairman, President and
                                                   Chief Executive Officer



     Date: August 8, 2006                          /s/ Jeffery Strickland
                                                   -----------------------------
                                                   Jeffery Strickland
                                                   Vice President and
                                                   Chief Financial Officer