Form 10-Q
period 2006-09-30
ATRION CORP
filed 2006-11-07
CIK 701288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2006

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

                         Commission File Number 0-10763

                               Atrion Corporation
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                63-0821819
----------------------------------      --------------------------------------
 (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                    One Allentown Parkway, Allen, Texas 75002
               (Address of Principal Executive Offices) (Zip Code)

                                 (972) 390-9800
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

  Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding at
          Title of Each Class                        November 1, 2006
---------------------------------------  --------------------------------------
Common stock, Par Value $0.10 per share                1,871,057

                       ATRION CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS




PART I.       Financial Information                                            2

       Item 1.  Financial Statements

                     Consolidated Statements of Income (Unaudited)
                         For the Three and Nine Months Ended
                         September 30, 2006 and 2005                           3


                     Consolidated Balance Sheets
                         September 30, 2006 (Unaudited) and December 31, 2005  4


                     Consolidated Statements of Cash Flows (Unaudited)
                         For the Nine Months Ended
                         September 30, 2006 and 2005                           5


                     Notes to Consolidated Financial Statements (Unaudited)    6

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                  12

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk    17

       Item 4.  Controls and Procedures                                       17

PART II.      Other Information                                               18

       Item 6.     Exhibits and Reports on
                     Form 8-K                                                 18

SIGNATURES                                                                    19

Exhibits                                                                      20

                                     PART I


                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                                 ATRION CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                  ------------------------------      ------------------------------
                                                      2006              2005              2006               2005
                                                               (in thousands, except per share amounts)
Revenues                                          $    19,290        $    18,338      $    59,641        $    55,085
Cost of goods sold                                     11,803             11,377           36,033             33,297
                                                  -----------        -----------      -----------        -----------
Gross profit                                            7,487              6,961           23,608             21,788
                                                  -----------        -----------      -----------        -----------
Operating expenses:
   Selling                                              1,415              1,378            4,631              4,231
   General and administrative                           2,190              1,925            6,541              6,144
   Research and development                               696                547            2,072              1,752
                                                  -----------        -----------      -----------        -----------
                                                        4,301              3,850           13,244             12,127
                                                  -----------        -----------      -----------        -----------
Operating income                                        3,186              3,111           10,364              9,661
                                                  -----------        -----------      -----------        -----------
Other income:
   Interest income                                          5                  7               26                 32
   Interest expense                                       (58)               (18)             (58)               (61)
   Other income (expense), net                             (4)                 2              (26)                10
                                                  -----------        -----------      -----------        -----------
                                                          (57)                (9)             (58)               (19)
                                                  -----------        -----------      -----------        -----------
Income from continuing operations
  before provision for
    income taxes                                        3,129              3,102           10,306              9,642

Provision for income taxes                               (433)              (861)          (2,685)            (2,999)
                                                  -----------        -----------      -----------        -----------
Income from continuing operations                       2,696              2,241            7,621              6,643
Gain on disposal of discontinued
  operations, net of income
    taxes                                                  --                 --              165                165
                                                  -----------        -----------      -----------        -----------
Net income                                        $     2,696        $     2,241      $     7,786        $     6,808
                                                  ===========        ===========      ===========        ===========
Income per basic share:
   Income from continuing operations              $      1.45        $      1.23      $      4.13        $      3.73
   Gain on disposal of
    discontinued operations                                --                 --             0.09               0.09
                                                  -----------        -----------      -----------        -----------
                                                  $      1.45        $      1.23      $      4.22        $      3.82
                                                  ===========        ===========      ===========        ===========
Weighted average basic
  shares outstanding                                    1,858              1,829            1,846              1,781
                                                  ===========        ===========      ===========        ===========
Income per diluted share:
   Income from continuing operations              $      1.38        $      1.15      $      3.91        $      3.47
   Gain on disposal of discontinued operations             --                 --             0.08               0.09
                                                  -----------        -----------      -----------        -----------
                                                  $      1.38        $      1.15      $      3.99        $      3.56
                                                  ===========        ===========      ===========        ===========
Weighted average diluted shares outstanding             1,960              1,953            1,951              1,915
                                                  ===========        ===========      ===========        ===========
Dividends per common share                        $      0.20        $      0.17      $      0.54        $      0.45
                                                  ===========        ===========      ===========        ===========

The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                         September, 30
                                                              2006            December 31,
Assets                                                    (unaudited)            2005
------                                                    -----------            ----
Current assets:
   Cash and cash equivalents                               $    234            $    525
   Accounts receivable                                        9,541               8,291
   Inventories                                               18,278              17,705
   Prepaid expenses                                           1,053                 832
   Other                                                        620                 620
                                                           --------            --------
                                                             29,726              27,973
                                                           --------            --------


Property, plant and equipment                                81,114              63,041
Less accumulated depreciation and amortization               30,621              27,787
                                                           --------            --------
                                                             50,493              35,254
                                                           --------            --------

Other assets and deferred charges:
   Patents                                                    2,341               2,331
   Goodwill                                                   9,730               9,730
   Other                                                      3,031               3,182
                                                           --------            --------
                                                             15,102              15,243
                                                           --------            --------

                                                           $ 95,321            $ 78,470
                                                           ========            ========

Liabilities and Stockholders' Equity
------------------------------------


Current liabilities:
   Accounts payable and accrued liabilities                $  8,096            $  7,128
   Accrued income and other taxes                               712               1,098
                                                           --------            --------
                                                              8,808               8,226
                                                           --------            --------

Line of credit                                               11,647               2,529

Other non-current liabilities                                 6,030               5,820

Stockholders' equity:
   Common shares, par value $0.10 per share; authorized
      10,000 shares, issued 3,420 shares                        342                 342
   Paid-in capital                                           13,853              12,508
   Retained earnings                                         89,104              82,318
   Treasury shares,1,559 at September 30, 2006 and 1,586
   at December 31, 2005, at cost                            (34,463)            (33,273)
                                                           --------            --------
                                                             68,836              61,895
                                                           --------            --------


                                                           $ 95,321            $ 78,470
                                                           ========            ========


The accompanying notes are an integral part of these statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                             ---------------------------------------
                                                                                  2006                      2005
                                                                             -------------             -------------

Cash flows from operating activities:
   Net income                                                                $       7,786             $       6,808
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Gain on disposal of discontinued operations                                   (165)                     (165)
        Depreciation and amortization                                                3,555                     3,328
        Deferred income taxes                                                          179                       206
        Tax benefit related to stock options                                            --                     1,180
        Stock based compensation expense                                                61                        --
        Other                                                                           33                        10
                                                                             -------------             -------------
                                                                                    11,449                    11,367

    Changes in operating assets and liabilities:
        Accounts receivable                                                         (1,250)                   (1,369)
        Inventories                                                                   (573)                   (3,143)
        Prepaid expenses                                                              (221)                      (11)
        Other non-current assets                                                       (99)                   (1,088)
        Accounts payable and accrued liabilities                                       968                       341
        Accrued income and other taxes                                                (386)                        9
        Other non-current liabilities                                                   31                        24
                                                                             -------------             -------------
    Net cash provided by continuing operations                                       9,919                     6,130
    Net cash provided by discontinued operations                                       165                       165
                                                                             -------------             -------------
                                                                                    10,084                     6,295
                                                                             -------------             -------------

Cash flows from investing activities:
  Property, plant and equipment additions                                          (18,589)                  (10,340)
  Deposit on land purchase                                                              --                     3,750
  Property, plant and equipment sales                                                    3                        21
                                                                             -------------             -------------
                                                                                   (18,586)                   (6,569)
                                                                             -------------             -------------

Cash flows from financing activities:
  Net change in line of credit                                                       9,118                      (983)
  Exercise of stock options                                                          1,029                     2,239
  Purchase of treasury stock                                                        (1,594)                       --
  Tax benefit related to stock options                                                 658                        --
  Dividends paid                                                                    (1,000)                     (807)
                                                                             -------------             -------------
                                                                                     8,211                       449
                                                                             -------------             -------------

Net change in cash and cash equivalents                                               (291)                      175
Cash and cash equivalents at beginning of period                                       525                       255
                                                                             -------------             -------------
Cash and cash equivalents at end of period                                   $         234             $         430
                                                                             =============             =============



Cash paid for:
  Interest (net of capitalization)                                           $          58             $          63
  Income taxes                                                               $       2,552             $       1,835



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


(2)      Inventories
         Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

                                               September 30, December 31,
                                             2006                     2005
------------------------------------------------------------------------------
Raw materials                          $        7,528      $        6,898
Work in process                                 4,178               4,291
Finished goods                                  6,572               6,516
------------------------------------------------------------------------------
Total inventories                      $       18,278      $       17,705
==============================================================================

(3)      Income per share
         The following is the computation for basic and diluted income per share:

                                                          Three months ended                Nine months ended
                                                            September 30,                       September 30,
                                                           2006         2005                 2006          2005
                                                     -------------- ---------------     -------------- -------------
                                                                  (in thousands, except per share amounts)
Income from continuing operations                     $       2,696  $       2,241      $        7,621 $       6,643
                                                      =============  =============      ============== =============
         Weighted average basic shares outstanding
                                                              1,858          1,829               1,846         1,781
         Add:  Effect of dilutive securities
            (options and restricted stock)                      102            124                 105           134
                                                      -------------  -------------      -------------- -------------
         Weighted average diluted shares
            outstanding                                       1,960          1,953               1,951         1,915
                                                      =============  =============      ============== =============
        Earnings per share from continuing
            operations:

          Basic                                       $        1.45  $        1.23      $        4.13  $        3.73
                                                      ============= ==============      ============== =============
          Diluted                                     $        1.38  $        1.15      $        3.91  $        3.47
                                                      ============= ==============      ============== =============

        There were no outstanding options to purchase shares of common stock that were not included in the diluted income per share calculations because their effect would be anti-dilutive for the three-month and nine-month periods ended September 30, 2006 and 2005.
                                       6

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 (4)     Stock-Based Compensation
         At September 30, 2006, the Company had three stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded compensation expense in the amount of approximately $37,000 for the three-month period and $61,000 for the nine-month period ended September 30, 2006. The Company recognized tax benefits related to compensation expense of approximately $13,000 for the three-month period and $14,000 for the nine-month period ended September 30, 2006.

         Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Accounting for Stock-based Compensation" ("SFAS No. 123R") using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006, included compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the modified-prospective transition method, results for the prior periods have not been restated.

         As a result of the adoption of SFAS No. 123R, the financial results of the Company were lower than the results would have been under the previous accounting method for stock-based compensation by the following amounts:


                                                                  Nine months ended
                                                                 September 30, 2006
                                                                (in thousands , except
                                                                  per share amounts)
                                                                 -------------------
          Income from continuing operations before income taxes       $ 43
                                                                 ===================
          Income from continuing operations and net income            $ 35
                                                                 ===================
          Basic and diluted earnings per share                        $.02
                                                                 ===================

         Prior to the adoption of SFAS No. 123R all tax benefits resulting from the exercise of stock options were reflected as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows from the exercise of stock-based compensation resulting from tax benefits in excess of recognized compensation cost (excess tax benefits) be classified as financing cash flows. For the nine months ended September 30, 2006, $658,000 of such excess tax benefits was classified as financing cash flows. For the nine months ended September 30, 2005, $1,180,000 of such excess tax benefits were recorded as operating cash flows, as was prescribed prior to the adoption of SFAS No. 123R.

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

         Option transactions for the three and nine months ended September 30, 2006 are as follows:


                                                             Three months ended                      Nine months ended
                                                             September 30, 2006                      September 30, 2006
                                                             ------------------                      ------------------

                                                                           Weighted                            Weighted
                                                                           Average                             Average
                                                           Shares       Exercise Price         Shares       Exercise Price
                                                        -------------- -----------------    -------------- ----------------

   Options  outstanding at the beginning of
      the period                                           176,051         $   25.64              225,100      $   24.86
          Granted                                           25,000         $   71.86               25,000      $   71.86
          Expired                                             -            $    -                    -         $    -
          Exercised                                         (3,751)        $   21.59              (52,800)     $   22.01
                                                        --------------                      --------------
   Options  outstanding  at the  end of the period         197,300         $   31.57              197,300      $   31.57
                                                        ==============                      ==============

         Exercisable options at September 30, 2006                                                172,300      $   25.73

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Shares of restricted stock have been awarded to certain key employees. Restrictions lapse as the shares vest, generally over five years. During the vesting period, holders of the restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Nonvested shares are forfeited on termination of employment. Changes in restricted stock for the three and nine months ended September 30, 2006 were as follows:

                                                        Three months ended                      Nine months ended
                                                        September 30, 2006                      September 30, 2006
                                                        ------------------                      ------------------
                                                                       Weighted                            Weighted
                                                                    Average Award                       Average Award
                                                        Shares      Date Fair Value        Shares       Date Fair Value
                                                    -------------- -----------------    -------------- -----------------
          Nonvested shares at the beginning of                         $    -                              $    -
            the period                                     -                                   -
                 Awarded                                 7,500         $   71.86             7,500         $ 71.86
                 Vested                                    -           $    -                  -           $    -
                 Forfeited                                 -           $    -                  -           $    -
                                                    --------------                      --------------
          Nonvested shares at the end of the
             period                                      7,500         $   71.86             7,500         $ 71.86
                                                    ==============                      ==============


         The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The expected life represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Stock-based payments made prior to January 1, 2006 were accounted for using the intrinsic value method under APB 25. The fair value of stock-based payments made subsequent to January 1, 2006 are valued using the Black-Scholes valuation method with a volatility factor based on the Company's historical stock trading history. The Company bases the risk-free interest rate using the Black-Scholes valuation method on the implied yield currently available on U. S. Treasury securities with an equivalent term. The Company bases the dividend yield used in the Black-Scholes valuation method on the Company's stock dividend history.

         The weighted average grant date fair value of options granted for the three months and nine months ended September 30, 2006 were $18.02 and $18.02, respectively.

         The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0. The total intrinsic values of options outstanding and options currently exercisable at September 30, 2006 were $0 and $0, respectively. The weighted-average remaining contractual life for options outstanding and options currently exercisable at September 30, 2006 was 2.89 and 2.60 years, respectively. The total intrinsic value of restricted stock grants at September 30, 2006 was $539,000. The weighted-average remaining contractual term for restricted stock awards at September 30, 2006 was
         4.8 years.

         As of September 30, 2006 there was $432,000 in unrecognized compensation cost related to nonvested stock options granted under the plans and $521,000 in unrecognized compensation cost related to nonvested restricted stock grants. The unrecognized compensation costs related to nonvested stock options will be recognized over a period of
         3.8 years. The unrecognized compensation cost related to nonvested stock awards will be recognized over a period of 4.8 years. The total fair value of options vested during the three months ended September 30, 2006 was $0. At September 30, 2006 there were 25,000 nonvested stock options and 7,500 shares of nonvested restricted stock.

         The Company has a policy of utilizing existing treasury shares to satisfy stock option exercises and restricted stock awards.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in the 2005 periods (in thousands, except per share amounts):


                                                                            Three Months ended        Nine Months ended
                                                                              September 30,             September 30,
                                                                                   2005                     2005
                                                                           ---------------------     -------------------
         Net income, as reported                                           $          2,241          $         6,808

         Deduct: Total stock-based employee compensation expense
             determined under fair value-based methods for all awards,
             net of tax effects                                                          10                      121
                                                                           ---------------------     -------------------
         Pro forma net income                                              $          2,231          $         6,687
                                                                           =====================     ===================
         Income per share:
             Basic - as reported                                           $           1.23          $          3.82
                                                                           =====================     ===================
             Basic - pro forma                                             $           1.22          $          3.76
                                                                           =====================     ===================
             Diluted - as reported                                         $           1.15          $          3.56
                                                                           =====================     ===================
             Diluted - pro forma                                           $           1.14          $          3.49
                                                                           =====================     ===================




 (5)     Pension Benefits
         The components of net periodic pension cost are as follows for the three and nine months ended September 30, 2006 and September 30, 2005 (in thousands):

                                                              Three Months ended                   Nine Months ended
                                                                 September 30,                       September 30,
                                                        --------------------------------    --------------------------------
                                                             2006              2005              2006              2005
                                                        ---------------    -------------    ---------------    -------------
         Service cost                                   $       69         $       67       $      207         $      201
         Interest cost                                          83                 80              249                240
         Expected return on assets                            (111)              (114)            (333)              (342)
         Prior service cost amortization                        (9)                (9)             (27)               (27)
         Actuarial loss                                         29                 27               87                 81
         Transition amount amortization                          -                (11)               -                (33)
                                                        ---------------    -------------    ---------------    -------------
         Net periodic pension cost                      $       61         $       40       $      183         $      120
                                                        ===============    =============    ===============    =============

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         In 2006, the Company expects to contribute approximately $250,000 to its pension plan to satisfy minimum funding requirements for the year. As of September 30, 2006, contributions of $250,000 have been made to this plan.

(6)      Recent Accounting Pronouncements
         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit pension or postretirement plan's overfunded status or a liability for a plan's underfunded status, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity's results of operations. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the requirements of SFAS 158.

         On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its consolidated financial position, results of operations and cash flows.


         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company will be required to adopt SFAS 157 on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its Consolidated Financial Statements.

                       ATRION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

         For the three months ended September 30, 2006, the Company reported revenues of $19.3 million, operating income of $3.2 million and net income of $2.7 million, up 5 percent, 2 percent and 20 percent, respectively, from the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Company reported revenues of $59.6 million, operating income of $10.4 million and net income of $7.8 million, up 8 percent, 7 percent and 14 percent, respectively, from the nine months ended September 30, 2005.

         During the third quarter of 2006, the Company completed the construction of the new facility for a subsidiary, Halkey-Roberts Corporation ("Halkey-Roberts"). The relocation of the Halkey-Roberts operations to its new facility was substantially completed in the third quarter of 2006.

         Results for the three months ended September 30, 2006
         Consolidated net income totaled $2.7 million, or $1.45 per basic and $1.38 per diluted share, in the third quarter of 2006. This is compared with consolidated net income of $2.2 million, or $1.23 per basic and $1.15 per diluted share, in the third quarter of 2005. The income per basic share computations are based on weighted average basic shares outstanding of 1,858,356 in the 2006 period and 1,828,886 in the 2005 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,960,274 in the 2006 period and 1,952,700 in the 2005 period.

         Consolidated revenues of $19.3 million for the third quarter of 2006 were 5 percent higher than revenues of $18.3 million for the third quarter of 2005. This 5 percent increase in revenues was primarily attributable to an approximate 15 percent increase in the revenues from the Company's fluid delivery products and an approximate 14 percent increase in the revenues from the Company's cardiovascular products. These increases, which were generally attributable to higher sales volumes, were partially offset by an approximate 14 percent decrease in the revenues from the Company's ophthalmic products.

         Revenues by product line were as follows (in thousands):

                                                                               Three Months ended
                                                                                 September 30,
                                                                     ---------------------------------------
                                                                          2006                   2005
                                                                     ----------------      -----------------
                  Fluid Delivery                                     $         6,121       $          5,306
                  Cardiovascular                                               5,707                  5,001
                  Ophthalmology                                                3,301                  3,825
                  Other                                                        4,161                  4,206
                                                                     ----------------      -----------------
                           Total                                     $        19,290       $         18,338
                                                                     ================      =================



         Cost of goods sold of $11.8 million for the third quarter of 2006 was 4 percent higher than in the comparable 2005 period. Increased sales volume and increased manufacturing overhead costs offset by a favorable product mix were the primary contributors to the increase in cost of goods sold for the third quarter of 2006.

         Gross profit of $7.5 million in the third quarter of 2006 was $526,000, or 8 percent, higher than in the comparable 2005 period. The Company's gross profit percentage in the third quarter of 2006 was 38.8 percent of revenues compared with 38.0 percent of revenues in the third quarter of 2005. The increase in gross profit percentage in the 2006 period compared to the 2005 period was primarily related to improved product mix partially offset by increased manufacturing overhead costs.

         The Company's third quarter 2006 operating expenses of $4.3 million were $451,000 higher than the operating expenses for the third quarter of 2005, resulting primarily from a $265,000 increase in General and Administrative (G&A) expenses, a $37,000 increase in selling (Selling) expenses, and a $149,000 increase in Research and Development (R&D) expenses. The increase in G&A for the third quarter of 2006 was primarily related to increased outside services and costs associated with the relocation to the new facility for Halkey-Roberts. The increase in Selling expenses for the third quarter of 2006 was principally attributable to increased compensation costs and outside services. The increase in R&D costs was primarily related to outside services, prototype expenses, new product testing costs, and process enhancements. Operating income in the third quarter of 2006 increased $75,000, or 2 percent, to $3.2 million from $3.1 million in the third quarter of 2005. Operating income was 16.5 percent of revenues in the third quarter of 2006 compared to 17.0 percent of revenues in the third quarter of 2005. The change in operating income for the third quarter of 2006 as compared with the third quarter of 2005 was primarily attributable to the previously mentioned increased gross profit offset by the increased operating expenses.

         Interest expense of $58,000 for the 2006 period is greater than the 2005 period primarily related to increased borrowing levels in connection with the construction of the Halkey-Roberts facility. Third quarter 2006 interest charges of $112,000, through August 31, 2006, were capitalized during the construction phase of the new Halkey-Roberts facility. Income tax expense for the third quarter of 2006 was $433,000 compared to income tax expense of $861,000 for the same period in the prior year. The effective tax rate for the third quarter of 2006 was 13.8 percent compared with 27.7 percent for the third quarter of 2005. The lower effective tax rate for the 2006 period is primarily related to a review of the Company's R&D tax credits for 2005 and prior-year tax returns which indicated that the Company was entitled to higher credits than had been claimed.


         Results for the nine months ended September 30, 2006
         Consolidated net income totaled $7.8 million, or $4.22 per basic and $3.99 per diluted share, for the nine months ended September 30, 2006. This is compared with consolidated net income of $6.8 million, or $3.82 per basic and $3.56 per diluted share, for the nine months ended September 30, 2005. The income per basic share computations are based on weighted average basic shares outstanding of 1,846,265 in the 2006 period and 1,780,822 in the 2005 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,951,413 in the 2006 period and 1,915,087 in the 2005 period.

         Consolidated revenues of $59.6 million for the nine months ended September 30, 2006 were 8 percent higher than revenues of $55.1 million for the nine months ended September 30, 2005. This 8 percent increase in revenues was primarily attributable to an approximate 25 percent increase in the revenues from the Company's fluid delivery products and an approximate 22 percent increase in the revenues from the Company's cardiovascular products. These increases, which were generally attributable to higher sales volumes, were partially offset by an approximate 17 percent decrease in the revenues from the Company's ophthalmic products and an approximate 3 percent decrease in the revenues from the Company's other products.

         Revenues by product line were as follows (in thousands):

                                                                                     Nine months ended
                                                                                       September 30,
                                                                            -------------- ----- ----------------
                                                                                2006                  2005
                                                                            --------------       ----------------
                  Fluid Delivery                                            $      19,180        $        15,356
                  Cardiovascular                                                   17,147                 14,102
                  Ophthalmology                                                     9,685                 11,632
                  Other                                                            13,629                 13,995
                                                                            --------------       ----------------
                           Total                                                  $59,641        $        55,085
                                                                            ==============       ================



         Cost of goods sold of $36.0 million for the nine months ended September 30, 2006 was 8 percent higher than in the comparable 2005 period. Increased sales volume, increased manufacturing overhead costs, and a temporary production curtailment due to reduced orders from certain ophthalmic and related kitting business customers were the primary contributors to the increase in cost of goods sold for the nine months ended September 30, 2006.

         Gross profit of $23.6 million for the nine months ended September 30, 2006 was $1.8 million, or 8 percent, higher than in the comparable 2005 period. The Company's gross profit percentage was 39.6 percent of revenues for both the nine months ended September 30, 2006 and 2005.

         The Company's third quarter 2006 operating expenses of $13.2 million were $1.1 million higher than the operating expenses for the nine months ended September 30, 2005, resulting primarily from a $400,000 increase in Selling expenses, a $320,000 increase in R&D expenses and a $397,000 increase in G&A expenses. The increase in Selling expenses for the nine months ended September 30, 2006 was principally attributable to increased compensation costs, advertising and promotion costs and outside services. The increase in R&D costs was primarily related to outside services, prototype expenses, new product testing costs, and process enhancements. The increase in G&A for the nine months ended September 30, 2006 was primarily related to increased outside services and costs associated with the relocation to the new facility for Halkey-Roberts partially offset by a decrease in insurance costs. Operating income for the nine months ended September 30, 2006 increased $703,000, or 7 percent, to $10.4 million from $9.7 million in the nine months ended September 30, 2005. Operating income was 17.4 percent of revenues for the nine months ended September 30, 2006 compared to 17.5 percent of revenues for the nine months ended September 30, 2005.

         Interest expense of $58,000 for the 2006 period is less than the 2005 period because of the capitalization of interest charges in connection with the construction of the Halkey-Roberts facility. Interest charges of $326,000, through August 31, 2006, were capitalized during the construction phase of the new Halkey-Roberts facility. Income tax expense for the nine months ended September 30, 2006 was $2.7 million compared to income tax expense of $3.0 million for the same period in the prior year. The effective tax rate for the nine months ended September 30, 2006 was 26.0 percent compared with 31.1 percent for the nine months ended September 30, 2005. The lower effective tax rate for the 2006 period is primarily related to a review of the Company's R&D tax credits for 2005 and prior-year tax returns which indicated that the Company was entitled to higher credits than had been claimed.

         The Company recorded a gain on the disposal of discontinued operations relating to the 1997 sale of its natural gas operations of $165,000 after tax, or $0.09 per basic and $0.08 per diluted share, for the first nine months of 2006 and $165,000 after tax, or $0.09 per basic and $0.09 per diluted share, for the first nine months of 2005, resulting from the receipt of contingent deferred payments in each year. No additional payments are due in future periods under the terms of the 1997 agreement pursuant to which the Company sold its natural gas operations.

         Liquidity and Capital Resources
         At September 30, 2006, the Company had cash and cash equivalents of $234,000 compared with $525,000 at December 31, 2005. The Company had outstanding borrowings of $11.6 million under its $25.0 million revolving credit facility ("Credit Facility") at September 30, 2006 and $2.5 million at December 31, 2005. The increase in the outstanding balance under the Credit Facility in the first nine months of 2006 was primarily attributable to borrowings to partially fund the construction of the new Halkey-Roberts facility. The Credit Facility, which expires November 12, 2009, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At September 30, 2006, the Company was in compliance with all financial covenants.

         As of September 30, 2006, the Company had working capital of $20.9 million, including $234,000 in cash and cash equivalents. The $1.2 million increase in working capital during the first nine months of 2006 was primarily related to an increase in accounts receivable and inventories, and a decrease in accrued income and other taxes partially offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivable during the first nine months of 2006 was primarily related to the increase in revenues for the third quarter of 2006 as compared to the fourth quarter of 2005. The increase in inventories is primarily related to increased purchases of raw materials in an effort to realize lower costs due to volume purchasing and increased stocking levels to support increased revenues. The increase in accounts payable is primarily related to the increased raw material purchases. Cash flows from continuing operations generated $9.9 million for the nine months ended September 30, 2006 as compared to $6.1 million for the nine months ended September 30, 2005. The 2005 period was heavily impacted by a $3.1 million increase in inventories. During the first nine months of 2006, the Company expended $18.6 million for the purchase of property and equipment. Of this amount, approximately $13.0 million was expended for the construction of the new Halkey-Roberts facility. The Company received net proceeds of $1.0 million from the exercise of employee stock options during the first nine months of 2006. During the first nine months of 2006, the Company repurchased 24,000 shares of its common stock for approximately $1.6 million and paid dividends totaling $1.0 million to its stockholders.

         The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company's credit facility, supplemented, if necessary, with equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company's cash requirements for the foreseeable future.

         Forward-Looking Statements
         The statements in this Management's Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company's expectations regarding future liquidity and capital resources. Words such as "anticipates," "believes," "expects," "estimated" and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company's ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company's results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         For the quarter ended September 30, 2006, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2005 Annual Report on Form 10K.

Item 4.           Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II


                                OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

                    10.1 Chief Executive Officer Amended and Restated Employment
                         Agreement

                    31.1 Sarbanes-Oxley  Act Section 302  Certification of Chief
                         Executive Officer

                    31.2 Sarbanes-Oxley  Act Section 302  Certification of Chief
                         Financial Officer

                    32.1 Certification  Pursuant To 18 U.S.C.  Section  1350, As
                         Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

                    32.2 Certification  Pursuant To 18 U.S.C.  Section  1350, As
                         Adopted Pursuant To Section 906 of The Sarbanes - Oxley Act Of 2002

              (b) Reports on Form 8-K

                     On August 8, 2006, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the second quarter ended June 30, 2006 (Item 12).

                     On August 10, 2006, the Company filed a report on Form 8-K with the SEC regarding an amendment to the existing employment agreement dated January 1, 2002 and amended on December 3, 2002 between the Company and the Company's Chairman, President and Chief Executive Officer and the adoption of a Rights Plan.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   Atrion Corporation
                                                      (Registrant)


         Date:  November 6, 2006               /s/ Emile A. Battat
                                               ----------------------------
                                               Emile A. Battat
                                               Chairman, President and
                                               Chief Executive Officer



         Date:  November 6, 2006               /s/ Jeffery Strickland
                                               ----------------------------
                                               Jeffery Strickland
                                               Vice President and
                                               Chief Financial Officer