Form 10-K
period 2006-12-31
ATRION CORP
filed 2007-03-09
CIK 701288

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    Form 10-K

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2006
                         Commission File Number 0-10763

                             -----------------------
                               Atrion Corporation
             (Exact name of Registrant as specified in its charter)

                Delaware                                 63-0821819
(State of incorporation or organization)    (I.R.S. Employer Identification No.)
         One Allentown Parkway,
              Allen, Texas                                 75002
(Address of principal executive offices)                (ZIP code)
       Registrant's telephone number, including area code: (972) 390-9800 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

       Title of Class                  Name of Each Exchange on Which Registered
       --------------                  -----------------------------------------
Common Stock, $.10 Par Value                            NASDAQ

       SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_| No |X|
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2Check one):
Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes |_|  No |X|

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant at February 19, 2007 was $135,481,563 based on the last reported sales price of the common stock on the Nasdaq National Market on such date. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant

Number of shares of Common Stock outstanding at February 19, 2007: 1,880,607

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2007 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.
================================================================================

                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2006

                                    --------

                                TABLE OF CONTENTS


   ITEM                                                                                                      PAGE
   ----                                                                                                      ----

PART I.........................................................................................................1

   ITEM 1.        BUSINESS.....................................................................................1
   ITEM 1A.       RISK FACTORS.................................................................................7
   ITEM 1B.       UNRESOLVED STAFF COMMENTS...................................................................12
   ITEM 2.        PROPERTIES..................................................................................12
   ITEM 3.        LEGAL PROCEEDINGS...........................................................................12
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................12
                  EXECUTIVE OFFICERS OF THE COMPANY...........................................................12

PART II.......................................................................................................13

   ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES
                  OF EQUIRY SECURITIES........................................................................13
   ITEM 6.        SELECTED FINANCIAL DATA.....................................................................15
   ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................................................15
   ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.................................................................................21
   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................22
   ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................................................46
   ITEM 9A.       CONTROLS AND PROCEDURES.....................................................................46
   ITEM 9B.       OTHER INFORMATION...........................................................................48

PART III......................................................................................................48

   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................48
   ITEM 11.       EXECUTIVE COMPENSATION......................................................................48
   ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                  RELATED STOCKHOLDERS MATTERS................................................................48
   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................49
   ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................49

PART IV.......................................................................................................49

   ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..................................................49

SIGNATURES....................................................................................................52


                               ATRION CORPORATION

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2006

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

The Company's fluid delivery products accounted for 32 percent, 28 percent and 26 percent of net revenues for 2006, 2005 and 2004, respectively. The Company develops, manufactures and markets several specialized intravenous fluid delivery tubing sets and accessories. The intravenous fluid delivery line includes more than 80 distinct models used for complex therapy procedures employed in anesthesia administration, intravenous fluid therapy, critical care and oncology therapy. The Company is an industry leader in the manufacturing of medical tubing clamps. These products include clamps offering such features as six match-to-fit sizes with compatibility to all grades of medical tubing, molding in a variety of materials, and compatibility with different sterilization processes. The Company's swabbable luer valve allows needleless luer connections to luer access devices in IV applications. These valves provide an economical replacement for needle access ports in drug delivery and IV applications and maintain a sterile, closed IV system without the need for replacement caps. The Company has developed a wide variety of luer syringe check valves and one-way valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, catheter and other applications.

The Company's cardiovascular products accounted for 29 percent, 27 percent and 25 percent of net revenues for 2006, 2005 and 2004, respectively. At the heart of the Company's cardiovascular products is the MPS2(R) Myocardial Protection System ("MPS2"), a proprietary technology that delivers essential fluids and medications to the heart during open-heart surgery. The MPS2 integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible management of this process, indicating improved patient outcomes. New features include an expanded flow range, low volume mode and cyclic flow mode. The MPS2 is the only device used in open-heart surgery that allows for the mixing of drugs into the bloodstream without diluting the blood. The MPS2 employs advanced pump, temperature control and microprocessor technologies and includes a line of disposable products. The Company also develops, manufactures and markets other cardiovascular products which consist principally of the following: cardiac surgery vacuum relief valves; Retract-O-Tape(R) silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; and Clean-Cut(R) rotating aortic punch and PerfectCut(R) Aortotomy System, both of which are used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

The Company's ophthalmic products accounted for 17 percent, 20 percent and 24 percent of net revenues for 2006, 2005 and 2004, respectively. Atrion is a leading manufacturer of soft contact lens storage and disinfection cases. Atrion produces a complete line of products which are compatible with all solutions for use with soft or rigid gas permeable lenses. The Company also works with customers to provide customized distribution of products. As a registered pharmaceutical reseller, Atrion provides custom packaging, including component purchasing as well as labeling. Warehousing as well as inventory management is included in Atrion's complete kitting services. The Company also designs, manufactures, sells and distributes the LacriCATH(R) product line, a line of balloon catheters that is used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora (chronic tearing). People affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of the nasolacrimal blockage. LacriCATH balloon catheters are the only balloon catheters with Food and Drug Administration ("FDA") approval for use in this application.

The Company's other medical and non-medical products accounted for 22 percent, 25 percent and 25 percent of net revenues for 2006, 2005 and 2004, respectively. Atrion is the leading manufacturer of inflation systems and valves used in marine and aviation safety products. The Company manufactures inflation devices, oral inflation tubes, right angle connectors, valves, and closures for life vests, life rafts, inflatable boats, survival equipment, and other inflatable structures. Atrion also produces many one-way and two-way "Breather" valves for use on electronics cases, munitions cases, pressure vessels, transportation container cases, escape slides, and many other medical and non-medical applications requiring pressure relief. Atrion provides contract manufacturing services for other major original equipment manufacturers of medical devices. The Company has the ability to take a product from concept through design, development and prototype all the way to full-scale production manufacturing. Core competencies include engineering product design and development, prototyping, assembly, insert and injection molding, automation, RF-welding, ultrasonic and heat sealing, and sterile packaging. The Company's ACTester product line consists of instrumentation and associated disposables used to measure the activated clotting time of blood. The Company manufactures, sells and distributes a line of products designed for safe needle and scalpel blade containment. The Company owns and maintains a 22-mile high-pressure steel pipeline in north Alabama that is leased to an industrial gas producer that transports gaseous oxygen to one of its customers.


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

Company revenues from sales to parties outside the United States totaled approximately 30 percent, 27 percent and 30 percent of the Company's net revenues in 2006, 2005 and 2004, respectively. These sales are made to various manufacturers and through distributors in over 50 countries outside the United States. Company revenues from sales to parties in Canada totaled approximately 11 percent, 11 percent and 14 percent of the Company's net revenues in 2006, 2005 and 2004, respectively.

The Company offers customer service, training and education, and technical support such as field service, spare parts, maintenance and repair for certain of its products. The Company periodically advertises its products in trade journals, routinely attends and participates in industry trade shows throughout the United States and internationally, and sponsors scientific symposia as a means of disseminating product information. The Company provides supportive literature on the benefits of its products.

The Company did not have any customers which represented ten percent or more of its operating revenues in 2006.

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

Research and Development

The Company believes that a well-targeted research and development program is an essential part of the Company's activities, and the Company is currently engaged in a number of research and development projects. The objective of the Company's program is to develop new products in the Company's current product lines, improve current products and develop new product lines. Recent major development projects include, but are not limited to, inflation devices for balloon catheter dilation, stent deployment, tissue displacement and fluid dispensing; product-line expansion in ophthalmology; product introductions for sinuplasty applications; products designed for safe needle and scalpel blade containment; and the integration of needle-free injectable caps with fluid delivery products. The Company expects to incur additional research and development expenses in 2007 for various projects.

The Company's consolidated research and development expenditures for 2006, 2005 and 2004 were $2,794,000, $2,396,000, and $2,374,000, respectively.

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

Patents and License Agreements

The commercial success of the Company is dependent, in part, on its ability to continue to develop patentable products, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company currently has 250 active patents and patent applications pending on products that are either being sold or are in development. The Company pays royalties to outside parties for four patents. All of these patents and patents pending relate to current products being sold by the Company or to products in evaluation stages.

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

However, in many of the Company's markets, the Company competes with numerous other companies in the sale of healthcare products. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of the Company's cardiovascular and fluid delivery competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, HMOs and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. Furthermore, innovations in surgical techniques or medical practices could have the effect of reducing or eliminating market demand for one or more of the Company's products. In addition, the Company's competitors may use price reductions to preserve market share in their product markets.

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

People

At January 31, 2007, the Company had 486 full-time employees. Employee relations are good and there has been no work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.

Available Information

The Company's website address is www.atrioncorp.com. All of the Company's filings with the U. S. Securities and Exchange Commission ("SEC"), including the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, are available free of charge through its website.

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

     o We sell many of our products to healthcare providers that rely on Medicare, Medicaid and private health insurance plans to reimburse the costs associated with the procedures performed using our products and these third party payors may deny reimbursement for use of our products.
          We are dependent, in part, upon the ability of healthcare providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which our products are used. Third-party payors may deny reimbursement if they determine that a prescribed product has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing our products, could have a material adverse effect on the Company's business, financial condition and results of operations. Major third-party payors for medical services in the United States and other countries continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to charges for services performed. Further implementation of legislative or administrative reforms to the United States or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our products or denies coverage for such procedures would have an adverse effect on our business, financial condition and results of operations. Hospitals or physicians may respond to these cost-containment pressures by substituting lower cost products or other therapies for our products.

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

     o  Our stock price can be volatile.
          Stock price volatility may make it more difficult for our stockholders to sell their common stock when they want and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

The Company is headquartered in Allen, Texas, and maintains operations at that location (108,000 square feet on 19 acres) as well as in Arab, Alabama (112,000 square feet on 67 acres), and St. Petersburg, Florida (178,000 square feet on 11 acres). Each facility houses administrative, engineering, manufacturing, and warehousing operations. All operational facilities are Company owned.

The Company owns and maintains a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

ITEM 3.       LEGAL PROCEEDINGS

The Company has no pending legal proceedings of the type described in Item 103 of Regulation S-K.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, no matters were submitted to a vote of security holders.

Executive Officers of the Company

     Name           Age                            Title
     ----           ---                            -----
Emile A. Battat      68    Chairman,  President and Chief  Executive  Officer of
                           the  Company  and   Chairman  or   President  of  all
                           subsidiaries

Jeffery Strickland   48    Vice   President   and   Chief   Financial   Officer,
                           Secretary  and  Treasurer  of the  Company  and  Vice
                           President or Secretary-Treasurer of all subsidiaries

The persons who are identified as executive officers of the Company currently serve as officers of the Company and all subsidiaries. The officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries will expire at the time such meetings of the Board of Directors of the Company and its subsidiaries are held, which is anticipated to be in May 2007.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq National Market (Symbol
ATRI). As of February 20, 2007, the Company had approximately 1,100 stockholders, including beneficial owners holding shares in nominee or "street" name. The high and low closing prices as reported by Nasdaq for each quarter of 2005 and 2006 are shown below.

Year Ended
December 31, 2005:                             High                  Low
------------------                             ----                  ---
First Quarter                                $   53.56            $   45.27
Second Quarter                               $   74.55            $   47.52
Third Quarter                                $   81.28            $   64.33
Fourth Quarter                               $   69.43            $   61.02

Year Ended
December 31, 2006:                             High                  Low
------------------                             ----                  ---
First Quarter                                $   78.99            $   66.30
Second Quarter                               $   80.96            $   64.31
Third Quarter                                $   77.50            $   67.37
Fourth Quarter                               $   79.52            $   75.13

In September 2003, the Company announced that its Board of Directors had approved a policy for the payment of regular quarterly cash dividends on the Company's common stock. The Company began paying a quarterly cash dividend of $.12 per share starting in September of 2003. The quarterly dividend was increased to $.14 per share in September of 2004, to $.17 per share in September 2005 and to $.20 per share in September 2006. The Company paid quarterly dividends totaling $1.4 million to its stockholders in 2006.
The following table provides certain information about securities authorized for issuance under the Company's equity compensation plans as of December 31, 2006:



                                                   Number of
                                                securities to be                           Number of securities
                                                  issued upon        Weighted-average    remaining available for
                                                  exercise of       exercise price of   future issuance under
                                                  outstanding          outstanding      equity compensation plans
                                               options, warrants    options, warrants     (excluding securities
                                                   and rights           and rights       reflected in column (a))
                   Plan Category                      (a)                  (b)                     (c)
       -------------------------------------- --------------------- ------------------- ---------------------------
       Equity compensation plans approved
       by security holders                             183,750            $32.31                  68,534(1)

       Equity compensation plans not
       approved by security holders(2)                   7,600            $12.25                     -
                                              --------------------- ------------------- ---------------------------

       Total                                           191,350            $31.52                  68,534
                                              ===================== =================== ===========================


       (1) Consists of shares of the Company's common stock authorized for issuance under (i) the Company's 1997 Stock Incentive Plan, which provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and performance shares and (ii) the Company's 2006 Equity Incentive Plan which provides for the grant to key employees and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights and performance shares. The number of shares available for issuance under both plans is subject to equitable adjustment by the Compensation Committee of the Board of Directors in the event of any change in the Company's capitalization, including, without limitation, a stock dividend or stock split.

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

The Company has a Common Share Purchase Rights Plan, which is intended to protect the interests of stockholders in the event of a hostile attempt to take over the Company. The rights, which are not presently exercisable and do not have any voting powers, represent the right of the Company's stockholders to purchase at a substantial discount, upon the occurrence of certain events, shares of common stock of the Company or of an acquiring company involved in a business combination with the Company. This plan, which was adopted in August of 2006, expires in August of 2016.

During the year ended December 31, 2006, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, and during the fourth quarter of 2006 did not repurchase any of its equity securities.

ITEM 6.       SELECTED FINANCIAL DATA

Selected Financial Data
(In thousands, except per share amounts)


--------------------------------------------------------------------------------------------------------------------------
                                               2006            2005            2004            2003             2002
--------------------------------------------------------------------------------------------------------------------------

Operating Results for the Year ended December 31,

     Revenues                                $   81,020     $   72,089      $   66,081      $   62,803       $   59,533

     Operating income                            14,338         12,698           8,596           6,923            5,782

     Income from continuing operations
                                                 10,600          8,793           6,305           4,892            4,065

     Net income                                  10,765          8,958           6,470           5,057            2,589(b)

     Depreciation and amortization                5,005          5,389           4,830           4,783            4,418

Per Share Data:

     Income from continuing
     operations, per diluted share                 5.43           4.57            3.41            2.66             2.18

     Net income per diluted share                  5.51           4.66            3.50            2.75             1.39(b)

     Cash dividends per common share
                                                    .74            .62             .52             .24(a)            --

     Average diluted shares outstanding
                                                  1,953          1,924           1,850           1,839            1,863

Financial Position at December 31,

     Total assets                                95,772         78,470          67,408          60,050           60,807

     Long-term debt                              11,399          2,529           2,936           4,287           10,337
--------------------------------------------------------------------------------------------------------------------------


(a) Dividends on outstanding shares of common stock paid in the 3rd and 4th quarters at $.12 per share

(b) Includes a $1.6 million after-tax goodwill impairment charge ($ .88 per diluted share)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, develops, manufactures, sells and distributes products and components, primarily for the medical and healthcare industry. The Company markets components to other equipment manufacturers for incorporation in their products and sells finished devices to physicians, hospitals, clinics and other treatment centers. The Company's medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. The Company's other medical and non-medical products include instrumentation and disposables used in dialysis, contract manufacturing and valves and inflation devices used in marine and aviation safety products. In 2006 approximately 30 percent of the Company's sales were outside the United States.

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

For the year ended December 31, 2006, the Company reported revenues of $81.0 million, income from continuing operations of $10.6 million and net income of $10.8 million, up 12 percent, 21 percent and 20 percent, respectively, from 2005.

During the third quarter of 2006, the Company completed the construction of a new facility in St. Petersburg, Florida for a subsidiary, Halkey-Roberts Corporation ("Halkey-Roberts"). The relocation of the Halkey-Roberts operations to its new facility was completed in 2006.

Results of Operations

The Company's net income was $10.8 million, or $5.82 per basic and $5.51 per diluted share, in 2006, compared to net income of $9.0 million, or $4.99 per basic and $4.66 per diluted share, in 2005 and $6.5 million, or $3.78 per basic and $3.50 per diluted share, in 2004. Revenues were $81.0 million in 2006, compared with $72.1 million in 2005 and $66.1 million in 2004. The 12 percent revenue increase in 2006 over the prior year was primarily attributable to a 26 percent increase in the revenues from the Company's fluid delivery products, a 21 percent increase from the Company's cardiovascular products, and a 2 percent increase from the Company's other medical and non-medical products. These revenue increases were generally attributable to higher sales volumes. These increases were partially offset by a 5 percent decrease in revenues from the Company's ophthalmic products. The 9 percent revenue increase in 2005 over the prior year was primarily attributable to a 19 percent increase in the revenues from the Company's fluid delivery products, a 16 percent increase from the Company's cardiovascular products, and a 7 percent increase from the Company's other medical and non-medical products. These revenue increases were generally attributable to higher sales volumes but were partially offset by a 7 percent decrease in revenues from the Company's ophthalmic products.

Annual revenues by product lines were as follows (in thousands):
                              2006               2005                 2004
                         ---------------    ----------------    ----------------

    Fluid Delivery       $       25,809     $        20,447     $        17,192
    Cardiovascular               23,290              19,307              16,577
    Ophthalmology                13,744              14,514              15,690
    Other                        18,177              17,821              16,622
                         ---------------    ----------------    ----------------
      Total              $       81,020     $        72,089     $        66,081
                         ===============    ================    ================

The Company's cost of goods sold was $48.6 million in 2006, compared with $43.1 million in 2005 and $40.8 million in 2004. The 13 percent increase in cost of goods sold for 2006 over 2005 was primarily related to the revenue increase discussed above. The 6 percent increase in cost of goods sold for 2005 over 2004 was primarily related to the revenue increase discussed above, an improved mix of product sales toward products with lower costs and favorable manufacturing efficiencies brought on by increased volumes and continued manufacturing cost improvement projects.

Gross profit in 2006 increased $3.4 million to $32.4 million, compared with $29.0 million in 2005 and $25.3 million in 2004. The Company's gross profit was 40 percent of revenues in both 2006 and 2005 and 38 percent of revenues in 2004. The increase in gross profit percentage in 2005 from the prior year was primarily due to the favorable shift in product mix mentioned above, productivity improvements and improved manufacturing efficiencies.

Operating expenses were $18.1 million in 2006, compared with $16.3 million in 2005 and $16.7 million in 2004. The increase in operating expenses in 2006 from 2005 was primarily related to increased research and development ("R&D"), selling ("Selling") and general and administrative ("G&A") expenses. R&D expenses consist primarily of salaries and other related expenses of the research and development personnel as well as costs associated with regulatory expenses. R&D expenses increased $398,000 in 2006, primarily due to increased legal, prototype supplies and compensation costs. Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Selling expenses increased $430,000 in 2006, primarily as a result of increased compensation costs, commissions, outside services, promotion and advertising. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. In 2006, G&A expenses increased $1.0 million, primarily due to outside services, taxes, compensation and benefits and costs associated with the relocation to the new facility for Halkey-Roberts. The decrease in operating expenses in 2005 from 2004 was primarily related to decreased G&A expenses. The decrease in G&A was primarily attributable to reduced legal costs partially offset by increases in compensation and costs related to information technology enhancements.

The Company's operating income for 2006 was $14.3 million, compared with $12.7 million in 2005 and $8.6 million in 2004. The previously mentioned increase in gross profit, partially offset by the previously mentioned increase in operating expenses, was the major contributor to the operating income improvement in 2006. The previously mentioned increase in gross profit along with cost containment and cost reduction activities were the major contributors to the operating income improvements in 2005.

Interest expense was $253,000 in 2006 compared to $61,000 in 2005 and $93,000 in 2004. The increase in 2006 was primarily related to higher average borrowings and increased interest rates..

Income tax expense in 2006 totaled $3.6 million, compared with $3.9 million in 2005 and $2.3 million in 2004. The effective tax rates for 2006, 2005 and 2004 were 25.2 percent, 30.7 percent and 26.6 percent, respectively. Benefits from tax incentives for exports and R&D expenditures totaled $1,476,000 in 2006, $534,000 in 2005 and $516,000 in 2004. The lower effective tax rate in 2006 is primarily a result of a review and documentation of the Company's R&D tax credits for 2005 and prior-year tax returns which indicated that the Company was entitled to higher credits than had been claimed. The higher effective tax rate in 2005 is primarily a result of benefits from tax incentives for exports and R&D expenditures being a lesser percentage of taxable income in 2005 than in 2004. The Company expects the effective tax rate for 2007 to return to approximately 31.0 percent.

The Company believes that 2007 revenues will be higher than 2006 revenues and that the cost of goods sold, gross profit, operating income and net income will each be higher in 2007 than in 2006. As a result of the relocation to the new St. Petersburg facility, the Company expects annual operating expenses, primarily depreciation, property taxes and utility costs, to increase by approximately $1.0 million compared to rent and operating costs at the prior facility. The growth of net income in 2007 will also be impacted by an increase in the Company's tax rate and the absence of income from discontinued operations in future years. The Company further believes that in 2007 the Company will have continuing volume growth in most of its product lines, complemented by the introduction of new products, and will achieve continued growth in operating income.

Discontinued Operations

During 1997, the Company sold all of its natural gas operations. The financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The financial statements also reflect an after-tax gain on disposal of these discontinued operations of $0.2 million in each of 2006, 2005 and 2004. These gains represented $.09 per basic share in each of 2006 and 2005 and $.10 per basic share in 2004, and $.08 per diluted share in 2006, and $.09 per diluted share in each of 2005 and 2004.

In addition to the initial consideration received in 1997 upon the sale of the natural gas operations, certain annual contingent deferred payments of up to $250,000 per year were to be paid to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by the purchaser from certain gas transportation contracts. The Company received deferred payments of $250,000 each, before tax, from the purchaser in April 2006, 2005 and 2004 which are reflected in each year as a gain from discontinued operations of $165,000, net of tax. No additional payments are due in future periods under the terms of the 1997 agreement pursuant to which the Company sold its natural gas operations.

Liquidity and Capital Resources

The Company has a $25.0 million revolving credit facility (the "Credit Facility") with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions (see Note 4 of Notes to Consolidated Financial Statements). Borrowings under the Credit Facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. At December 31, 2006, the Company had $13.6 million available for borrowing under the Credit Facility.

At December 31, 2006, the Company had cash and cash equivalents of $333,000 compared with $525,000 at December 31, 2005. The Company had outstanding borrowings of $11.4 million under its Credit Facility at December 31, 2006 and $2.5 million at December 31, 2005. The Credit Facility, which expires November 11, 2009, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company's liquidity or capital resources. At December 31, 2006, the Company was in compliance with all financial covenants.

Cash flows from continuing operations generated $12.6 million in 2006 as compared to $9.9 million in 2005. The primary contributors to this were the improved operating results for the 2006 period and the absence of the cash-flow impact from increased inventory in the 2005 period. Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items and changes in working capital items. Non-cash items include depreciation and amortization and deferred income taxes. Working capital items consist primarily of accounts receivable, accounts payable, inventories and other current assets and other current liabilities.

At December 31, 2006, the Company had working capital of $23.7 million, including $333,000 in cash and cash equivalents. The $4.0 million increase in working capital during 2006 was primarily related to an increase in accounts receivable, and a decrease in accounts payable partially offset by a decrease in inventories. The increase in accounts receivable is primarily related to the increase in revenues for the fourth quarter of 2006 as compared to the fourth quarter of 2005. The decrease in accounts payable is related to one-time items associated with the construction of the Halkey-Roberts facility that were included in the 2005 accounts payable balance. The decrease in inventories is related to increased sales in the fourth quarter of 2006.

Capital expenditures for property, plant and equipment totaled $20.9 million in 2006, compared with $10.6 million in 2005 and $5.6 million in 2004. Of the $20.9 million expended for the addition of property, plant and equipment during 2006, the Company expended $15.5 million toward the construction of its new St. Petersburg facility for its Halkey-Roberts operation. Of the $10.6 million expended for the addition of property, plant and equipment during 2005, the Company expended $4.5 million toward the construction of its new St. Petersburg facility for its Halkey-Roberts operation. In 2004, the Company expended $3.8 million for the purchase of eleven acres of land being used for this construction. The Company completed the construction of its new St. Petersburg facility and moved the Halkey-Roberts operation into the new facility during the third quarter of 2006. The total cost of the new facility was $20.0 million and the cost of the land was $3.8 million.

During 2006, the Company increased its outstanding borrowings under the Credit Facility by $8.9 million. The Company reduced its outstanding borrowings under the Credit Facility by $407,000 during 2005. During 2006, the Company repurchased 24,000 shares of its common stock for approximately $1.6 million.

In September 2003, the Company announced that its Board of Directors had approved a policy for the payment of regular quarterly cash dividends on the Company's common stock. During 2006, the Company paid dividends totaling $1.4 million to its stockholders and received $1.2 million from the exercise of stock options.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2006:


                                                          Payments due by period
                                 --------------------------------------------------------------------------
                                                                                               2012 and
     Contractual Obligations         Total          2007        2008 - 2009   2010 - 2011     thereafter
                                 --------------------------------------------------------------------------
                                                              (In thousands)

           Credit Facility         $   11,399             --     $       67     $   11,332   $          --


           Purchase Obligations    $    8,816     $    7,933     $      883             --              --
                                 --------------------------------------------------------------------------

           Total                   $   20,215     $    7,933     $      950     $   11,332   $          --
                                 ============== ============== ============== ============== ==============


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

Off Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48. Based on the Company's computations, the FIN 48 adjustment to the Company's retained earnings during the first quarter of 2007 is expected to be less than $100,000.

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

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS 159 on its financial statements.

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

During 2006, the Company accrued for legal costs associated with certain litigation. The Company believes these accruals are adequate to cover the legal fees and expenses associated with litigating these matters. However, the time and cost required to litigate these matters as well as the outcomes of the proceedings may vary from what the Company has projected.

The Company assesses the impairment of its long-lived identifiable assets, excluding goodwill which is tested for impairment pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), as explained below, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This review is based upon projections of anticipated future cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows or future changes in the Company's business plan could materially affect its evaluations. No such changes are anticipated at this time.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates
--------------

Borrowings under the Credit Facility bear interest at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. The Company is subject to interest rate risk based on an adverse change in the 30-day, 60-day or the 90-day LIBOR. At December 31, 2006, the Company had borrowings under the Credit Facility of $11.4 million. A one percent increase in the market interest rate would reduce the Company's annual pretax income by approximately $114,000 at the current borrowing level.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Atrion Corporation

We have audited the accompanying consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atrion Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." Also as discussed in Note 1 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans."

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for the purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Atrion Corporation and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007, expressed an unqualified opinion on both management's assessment of Atrion Corporation's internal control over financial reporting and on the effectiveness of Atrion Corporation's internal control over financial reporting.

/s/ Grant Thornton LLP
Dallas, Texas
March 9, 2007

                        CONSOLIDATED STATEMENTS OF INCOME
               For the year ended December 31, 2006, 2005 and 2004


----------------------------------------------------------------------- -------------- --------------- --------------
                                                                            2006            2005            2004
----------------------------------------------------------------------- -------------- --------------- --------------
                                                                          (In thousands, except per share amounts)

Revenues                                                                 $    81,020    $    72,089     $    66,081
Cost of Goods Sold                                                            48,572         43,119          40,804
---------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                  32,448         28,970          25,277
---------------------------------------------------------------------------------------------------------------------

Operating Expenses:
      Selling                                                                  6,067          5,637           5,676
      General and administrative                                               9,249          8,239           8,631
      Research and development                                                 2,794          2,396           2,374
---------------------------------------------------------------------------------------------------------------------
                                                                              18,110         16,272          16,681
---------------------------------------------------------------------------------------------------------------------

Operating Income                                                              14,338         12,698           8,596

Interest Income                                                                   91             37              45
Interest Expense                                                                (253)           (61)            (93)
Other Income (Expense), net                                                       (4)            10              46
---------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Provision
    for Income Taxes                                                          14,172         12,684           8,594

Income Tax Provision                                                          (3,572)        (3,891)         (2,289)
---------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                             10,600          8,793           6,305

Gain on Disposal of Discontinued Operations,
    net of tax                                                                   165            165             165
---------------------------------------------------------------------------------------------------------------------

Net Income                                                               $    10,765    $     8,958     $     6,470
=====================================================================================================================

Income Per Basic Share:
      Continuing operations                                              $      5.73    $      4.90     $      3.68
      Discontinued operations                                                    .09            .09             .10
---------------------------------------------------------------------------------------------------------------------

Net Income Per Basic Share                                               $      5.82    $      4.99     $      3.78
=====================================================================================================================

Weighted Average Basic Shares Outstanding                                      1,851          1,794           1,711
=====================================================================================================================

Income Per Diluted Share:
      Continuing operations                                              $      5.43    $      4.57     $      3.41
      Discontinued operations                                                    .08            .09             .09
---------------------------------------------------------------------------------------------------------------------

Net Income Per Diluted Share                                             $      5.51    $      4.66     $      3.50
=====================================================================================================================

Weighted Average Diluted Shares Outstanding                                    1,953          1,924           1,850
=====================================================================================================================

Dividends Per Common Share                                               $       .74    $       .62     $       .52
=====================================================================================================================


The accompanying notes are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2006 and 2005


---------------------------------------------------------------------------------------------------------------------
Assets:                                                                                     2006           2005
---------------------------------------------------------------------------------------------------------------------
                                                                                              (In thousands)

Current Assets:
    Cash and cash equivalents                                                           $       333     $       525
    Accounts receivable, net of allowance for doubtful accounts
       of $149 and $65 in 2006 and 2005, respectively                                        10,542           8,291
    Inventories                                                                              17,115          17,705
    Prepaid expenses and other current assets                                                 1,530             832
    Deferred income taxes                                                                     1,138             620
---------------------------------------------------------------------------------------------------------------------
      Total Current Assets                                                                   30,658          27,973
------------------------------------------------------------------------------------------------------ --------------


Property, Plant and Equipment                                                                82,536          63,041
Less accumulated depreciation and amortization                                               31,094          27,787
---------------------------------------------------------------------------------------------------------------------
                                                                                             51,442          35,254
---------------------------------------------------------------------------------------------------------------------


Other Assets and Deferred Charges:
    Patents and licenses, net of accumulated amortization of $9,195 and
       $8,877 in 2006 and 2005, respectively                                                  2,264           2,331
    Goodwill                                                                                  9,730           9,730
    Other                                                                                     1,678           3,182
---------------------------------------------------------------------------------------------------------------------
                                                                                             13,672          15,243
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                                                                                        $    95,772     $    78,470
=====================================================================================================================


The accompanying notes are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2006 and 2005


----------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:                                                       2006            2005
----------------------------------------------------------------------------------------------------------------------
                                                                                               (In thousands)

Current Liabilities:
    Accounts payable                                                                    $     3,387     $     4,501
    Accrued liabilities                                                                       2,654           2,627
    Accrued income and other taxes                                                              882           1,098
----------------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                                               6,923           8,226
----------------------------------------------------------------------------------------------------------------------


Line of credit                                                                               11,399           2,529
----------------------------------------------------------------------------------------------------------------------


Other Liabilities and Deferred Credits:
    Deferred income taxes                                                                     5,074           4,344
    Other                                                                                     1,481           1,476
----------------------------------------------------------------------------------------------------------------------
                                                                                              6,555           5,820
----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                            24,877          16,575
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
    Common stock, par value $.10 per share, authorized
       10,000 shares, issued 3,420 shares                                                       342             342
    Additional paid-in capital                                                               14,140          12,508
    Accumulated other comprehensive loss                                                       (892)             --
    Retained earnings                                                                        91,708          82,318
    Treasury shares, 1,546 shares in 2006 and 1,586 shares
       in 2005, at cost                                                                     (34,403)        (33,273)
----------------------------------------------------------------------------------------------------------------------
                                                                                             70,895          61,895
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
                                                                                        $    95,772     $    78,470
======================================================================================================================


The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the year ended December 31, 2006, 2005 and 2004


----------------------------------------------------------------------------------------------------------------------
                                                                            2006            2005            2004
----------------------------------------------------------------------------------------------------------------------
                                                                                       (In thousands)
Cash Flows From Operating Activities:
   Net income                                                            $   10,765     $    8,958       $    6,470
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Gain on disposal of discontinued operations                                 (165)          (165)            (165)
   Depreciation and amortization                                              5,005          5,389            4,830
   Deferred income taxes                                                        693            500              487
   Tax benefit related to stock options                                          --          1,168               90
   Stock-based compensation                                                     116             --               --
   Other                                                                         10             10               20
----------------------------------------------------------------------------------------------------------------------
                                                                             16,424         15,860           11,732
   Changes in operating assets and liabilities:
     Accounts receivable                                                     (2,250)          (703)          (1,362)
     Inventories                                                                590         (3,692)          (2,698)
     Prepaid expenses and other current assets                                 (698)           196              866
     Other non-current assets                                                  (119)        (1,863)             542
     Accounts payable and accrued liabilities                                (1,087)           (18)           1,109
     Accrued income and other taxes                                            (216)          (223)             670
     Other non-current liabilities                                                4            337              165
----------------------------------------------------------------------------------------------------------------------
   Net cash provided by continuing operations                                12,648          9,894           11,024
   Net cash provided by discontinued operations (Note 3)                        165            165              165
----------------------------------------------------------------------------------------------------------------------
                                                                             12,813         10,059           11,189
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Property, plant and equipment additions                                  (20,889)       (10,569)          (5,570)
   Deposit on land purchase                                                      --           --             (3,750)
   Property, plant and equipment sales                                            3             21               --
----------------------------------------------------------------------------------------------------------------------
                                                                            (20,886)       (10,548)          (9,320)
----------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
    Line of credit advances                                                  38,186         25,599           22,834
    Line of credit repayments                                               (29,316)       (26,006)         (24,185)
    Exercise of stock options                                                 1,228          2,285              414
    Purchase of treasury stock                                               (1,594)           --               (84)
    Tax benefit related to stock options                                        752            --               --
    Dividends paid                                                           (1,375)        (1,119)            (891)
----------------------------------------------------------------------------------------------------------------------
                                                                              7,881            759           (1,912)
----------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                        (192)           270              (43)

Cash and cash equivalents, beginning of year                                     525           255              298
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                   $       333    $      525       $      255
======================================================================================================================

Cash paid for:
   Interest (net of capitalization)                                      $       199    $       62       $       96
   Income taxes                                                                3,272         2,508              716
----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the year ended December 31, 2006, 2005 and 2004
                                 (In thousands)


--------------------------------------------------------------------------------------------------------------------------
                                    Common Stock          Treasury Stock        Accum-
---------------------------------------------------------------------------     ulated
                                                                                Addit-     Other
                                 Shares                                         ional     Compre-
                                  Out-                                         Paid-in    hensive     Retained
                                standing     Amount     Shares      Amount     Capital      Loss      Earnings     Total
                                ------------------------------------------------------------------------------------------

Balance, January 1, 2004           1,700    $    342      1,720    $(34,311)   $  9,673         --    $ 68,900    $ 44,604
                                ------------------------------------------------------------------------------------------

   Net income                          ~           ~          ~           ~           ~          ~       6,470       6,470
   Tax benefit from exercise
     of stock  options                 ~           ~          ~           ~          90          ~           ~          90

   Exercise of stock options          21           ~        (21)        164         250          ~           ~         414
   Purchase of treasury stock         (2)          ~          2         (84)          ~          ~           ~         (84)

   Dividends                           ~           ~          ~           ~           ~          ~        (891)       (891)
                                ------------------------------------------------------------------------------------------
Balance, December 31, 2004         1,719         342      1,701     (34,231)     10,013         --      74,479      50,603

   Net income                          ~           ~          ~           ~           ~          ~       8,958       8,958
   Tax benefit from exercise
     of stock  options                 ~           ~          ~           ~       1,168          ~           ~       1,168
   Exercise of stock options         115           ~       (115)        958       1,327          ~           ~       2,285
   Dividends                           ~           ~          ~           ~           ~          ~      (1,119)     (1,119)
                                ------------------------------------------------------------------------------------------
Balance, December 31, 2005         1,834         342      1,586     (33,273)     12,508         --      82,318      61,895

   Net income                          ~           ~          ~           ~           ~          ~      10,765      10,765
   Tax benefit from exercise
     of stock  options                 ~           ~          ~           ~         752          ~           ~         752
   Stock options and
     restricted stock                 66           ~        (66)        597         880          ~           ~       1,477
   Shares surrendered
     in option exercises              (2)          ~          2        (133)          ~          ~           ~        (133)
   Purchase of treasury stock        (24)          ~         24      (1,594)          ~          ~           ~      (1,594)
   Dividends                           ~           ~          ~           ~           ~          ~      (1,375)     (1,375)
   Adjustment for initial
     application of SFAS
     158, net of tax
     (Notes 1 and 11)                  ~           ~          ~           ~           ~       (892)          ~        (892)
                                ------------------------------------------------------------------------------------------
Balance, December 31, 2006         1,874    $    342      1,546    $(34,403)   $ 14,140   $   (892)   $ 91,708    $ 70,895
                                ------------------------------------------------------------------------------------------


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

      Principles of Consolidation
      The consolidated financial statements include the accounts of Atrion and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

      Inventories
      Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

                                                      December 31,
                                                 2006             2005
     ---------------------------------------------------------------------
     Raw materials                         $   7,194           $   6,898
     Work in process                           4,084               4,291
     Finished goods                            5,837               6,516
     ---------------------------------------------------------------------
     Total inventories                     $  17,115           $  17,705
     ---------------------------------------------------------------------

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)


      Income Taxes
      The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial reporting basis and the tax basis of the Company's other assets and liabilities. These amounts are based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. A valuation allowance is provided where the realization of the deferred tax asset is not likely.

      Property, Plant and Equipment
      Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost (in thousands):

                                               December 31,
                                       -------------------------    Useful
                                           2006          2005        Lives
 ---------------------------------------------------------------------------
 Land                                   $    5,260    $   5,260        --
 Buildings                                  28,945       14,006    30-40 yrs
 Machinery and equipment                    48,331       43,775     3-10 yrs
 ---------------------------------------------------------------------------
 Total property, plant and equipment    $   82,536    $  63,041
 ---------------------------------------------------------------------------

      Depreciation expense of $4,685,000, $4,365,000 and $4,408,000 was recorded for the years ended December 31, 2006, 2005 and 2004, respectively.

      Capitalized interest related to the construction of a new facility at Halkey-Roberts in the amount of $325,839 and $26,850 was recorded during 2006 and 2005, respectively.

      Patents and Licenses
      Cost for patents and licenses acquired is determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from 7 to 19 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

      Goodwill
      Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired. Annual impairment testing for goodwill is done using a fair value-based test. Goodwill is also reviewed periodically for impairment whenever events or changes in circumstances indicate a change in value may have occurred. The Company has identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products (2) Halkey-Roberts and (3) Quest Medical. The carrying amount for goodwill in each of the three years ended December 31, 2006, 2005 and 2004 was $9,730,000.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

      Current Accrued Liabilities
      The items comprising current accrued liabilities are as follows (in thousands):

                                                       December 31,
                                                   2006            2005
   ------------------------------------------------------------------------
   Accrued payroll and related expenses           $ 1,272       $ 1,277
   Accrued vacation                                    227          261
   Accrued professional fees                           567          427
   Other accrued liabilities                           588          662
   ------------------------------------------------------------------------
   Total accrued liabilities                      $  2,654     $  2,627
   ------------------------------------------------------------------------

      Revenues
      The Company recognizes revenue when its products are shipped to its customers and distributors, provided an arrangement exists, the fee is fixed and determinable and collectibility is reasonably assured. All risks and rewards of ownership pass to the customer upon shipment. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Revenues are recorded exclusive of taxes. Returns, discounts and other allowances have been insignificant historically.

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

      Advertising
      Advertising production costs are expensed as incurred. Media for print placement costs are expensed in the period the advertising appears. Total advertising expenses were approximately $198,000, $219,000 and $161,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

      Stock-Based Compensation
       At December 31, 2006, the Company had three stock-based employee compensation plans which are described more fully in Note 8. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. No stock-based employee compensation cost was reflected in net income prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during 2006 included compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). In accordance with the modified-prospective transition method, results for the prior periods have not been restated. In 2006 the Company recorded compensation expense under its three plans in the amount of approximately $116,000 and recognized tax benefits of approximately $35,000 related to such expense.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

      As a result of the adoption of SFAS No. 123R, the financial results of the Company were lower than the results would have been under the previous accounting method for stock-based compensation by the following amounts:


                                                                       Year ended
                                                                    December 31, 2006
                                                               (in thousands , except per
                                                                     share amounts)
                                                               --------------------------

      Income from continuing operations before income taxes         $          71
                                                                    ----------------

      Income from continuing operations and net income              $          51
                                                                    ----------------

      Basic and diluted earnings per share                          $          0.03
                                                                   ----------------


      Prior to the adoption of SFAS No. 123R all tax benefits resulting from the exercise of stock options were reflected as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows from the exercise of stock-based compensation resulting from tax benefits in excess of recognized compensation cost (excess tax benefits) be classified as financing cash flows. In 2006, $752,000 of such excess tax benefits was classified as financing cash flows. In 2005 and 2004, $1,168,000 and $90,000, respectively of such excess tax benefits were recorded as operating cash flows, as was prescribed prior to the adoption of SFAS No. 123R.

      Upon adoption of SFAS No. 123R, we have elected the "long form" method of calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R, paragraph 81. Under the "long form" method, we determine the beginning balance of the additional paid-in capital pool related to the tax effects of the employee stock-based compensation "as if" we had adopted the recognition provisions of SFAS No. 123 since its effective date of January 1, 1995.


      Pension Plan
      Pension plan benefits are expensed as applicable employees earn benefits. The recognition of expenses is significantly impacted by estimates made by management such as discount rates used to value certain liabilities and expected return on assets. The Company uses third-party specialists to assist management in appropriately measuring the expense associated with pension plan benefits.

      On December 31, 2006, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). As is further described in Note 11, the funded status of the Company's pension is recorded as a noncurrent asset and all unrecognized losses, net of tax, are recorded as accumulated other comprehensive loss within stockholders' equity at December 31, 2006. As required by SFAS 158, results for prior periods have not been restated.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

      The incremental effects of applying SFAS 158 on line items in the consolidated balance sheet at December 31, 2006 were as follows (amounts in thousands):


                                                          Before       Adjustments      After
                                                       Application                   Application
      ---------------------------------------------------------------------------------------------
      Other Assets and Deferred Charges:  Other        $      3,051   ($    1,373)    $      1,678
      Deferred income tax liability                           5,555   (       481)           5,074
      Accumulated other comprehensive loss                    --      (       892)   (         892)


      The adoption of SFAS 158 had no effect on net earnings or cash flows.

      New Accounting Pronouncements
      In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48. Based upon the Company's computations, the FIN 48 adjustment to the Company's retained earnings during the first quarter of 2007 is expected to be less than $100,000.

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

      In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS 159 on its financial statements.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

(2)      Patents and Licenses

      Purchased patents and licenses paid for the use of other entities' patents are amortized over the useful life of the patent or license. Patents and licenses are as follows (dollars in thousands):


                   December 31, 2006                                         December 31, 2005
--------------------------------------------------------     -------------------------------------------------
  Weighted Average          Gross                            Weighted Average       Gross
   Original Life          Carrying        Accumulated          Original Life       Carrying      Accumulated
      (years)               Amount        Amortization            (years)           Amount       Amortization
--------------------- ------------------ ---------------     ------------------ --------------- --------------
       14.72          $     11,459       $    9,195                14.74        $     11,208    $    8,877


      Aggregate amortization expense for patents and licenses was $318,000 for 2006, $1,024,000 for 2005 and $422,000 for 2004. Estimated future amortization expense for each of the years set forth below ending December 31, is as follows (in thousands):

                   2007                        $     312
                   2008                        $     295
                   2009                        $     276
                   2010                        $     262
                   2011                        $     262


(3)   Discontinued Operations

      During 1997, the Company sold all of its natural gas operations. The consolidated financial statements presented herein reflect the Company's natural gas operations as discontinued operations for all periods presented. The consolidated financial statements reflect a gain on disposal of these discontinued operations of $165,000 in each of 2006, 2005 and 2004. These amounts are net of income tax expense of $85,000 in each of the three years.

      In addition to the initial consideration received in 1997 upon the sale of the natural gas operations, certain annual contingent deferred payments of up to $250,000 per year were to be paid to the Company over an eight-year period which began in 1999, with the amount paid each year to be dependent upon revenues received by the purchaser from certain gas transportation contracts. The Company received deferred payments of $250,000 each, before tax, from the purchaser in April 2006, 2005 and 2004 which are reflected in each year as a gain from discontinued operations of $165,000, net of tax. The eight-year period expired when the final payment was received in April 2006.

(4)   Line of Credit

      The Company has a revolving credit facility ("Credit Facility") with a money center bank. Under the Credit Facility, the Company and certain of its subsidiaries have a line of credit of $25 million which is secured by substantially all inventories, equipment and accounts receivable of the Company. Interest under the Credit Facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent (6.38 percent at December 31, 2006) and is payable monthly. At December 31, 2006 and 2005, $11.4 million and $2.5 million, respectively, were outstanding under the line of credit. The Credit Facility expires November 12, 2009 and may be extended under certain circumstances. At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company's ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2006, the Company was in compliance with all financial covenants.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

(5)   Income Taxes

      The items comprising income tax expense for continuing operations are as follows (in thousands):


                                                              Year ended December 31,
                                                ----------------------------------------------------
                                                      2006              2005             2004
----------------------------------------------------------------------------------------------------
Current    --   Federal                            $      2,705      $      3,189     $      1,807
           --   State                                       230               257               91
----------------------------------------------------------------------------------------------------
                                                          2,935             3,446            1,898
----------------------------------------------------------------------------------------------------

Deferred   --   Federal                                     607               408              380
           --   State                                        30                37               11
----------------------------------------------------------------------------------------------------
                                                            637               445              391
----------------------------------------------------------------------------------------------------

Total income tax expense                          $       3,572      $      3,891     $      2,289
----------------------------------------------------------------------------------------------------



      Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):


                                                                        2006             2005
                                                                  ---------------------------------
         Deferred tax assets:
              Benefit plans                                          $       629      $       471
              Inventories                                                    446              448
              Other                                                          194               63
                                                                  ---------------------------------
                  Total deferred tax assets                          $     1,269      $       982
                                                                  =================================
         Deferred tax liabilities:
              Property, plant and equipment                          $     4,259      $     3,930
              Pensions                                                       143              488
              Patents and goodwill                                           803              288
                                                                  ---------------------------------
                  Total deferred tax liabilities                     $     5,205      $     4,706
                                                                  =================================

              Net deferred tax liability                             $     3,936      $     3,724
                                                                  =================================

         Balance Sheet classification:
              Non-current deferred income tax liability              $     5,074      $     4,344
              Current deferred income tax asset                            1,138              620
                                                                  ---------------------------------
              Net deferred tax liability                             $     3,936      $     3,724
                                                                  =================================


                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

      Total income tax expense for continuing operations differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):


                                                       Year ended December 31,
                                           --------------------------------------------
                                               2006           2005          2004
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Income tax expense at the statutory
     federal income tax rate                $      4,960  $      4,313   $      2,922
Increase (decrease) resulting from:
     State income taxes                              210           210             67
     R&D credit                                   (1,322)         (100)          (75)
     Foreign sales benefit                          (154)         (434)         (441)
     Other, net                                     (122)          (98)         (184)
---------------------------------------------------------------------------------------
Total income tax expense                    $      3,572  $      3,891    $     2,289
---------------------------------------------------------------------------------------


      The 2006 amount for R&D credit includes $1,022,000 representing the results of a review and documentation of the Company's R&D tax credits for 2005 and prior-year tax returns. This review indicated that the Company was entitled to higher credits than had been claimed and amended returns were filed.

(6)   Stockholders' Equity

      The Board of Directors of the Company has at various times authorized repurchases of Company stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. In 2006, the Company repurchased 24,000 shares at a price of $66.41 per share. The Company repurchased 1,900 shares at a price of $44.16 per share in 2004. As of December 31, 2006, authorization for the repurchase of up to 68,100 additional shares remained.

      In September 2003, the Company announced that it had adopted a policy for the payment of regular quarterly cash dividends on the Company's common stock. The Company began paying a quarterly cash dividend of $.12 per share starting in September of 2003. The quarterly dividend was increased to $.14 per share in September of 2004 and to $.17 per share in September of 2005 and to $.20 per share in September of 2006.

      The Company has a Rights Plan, which is intended to protect the interests of stockholders in the event of a hostile attempt to take over the Company. The rights, which are not presently exercisable and do not have any voting powers, represent the right of the Company's stockholders to purchase at a substantial discount, upon the occurrence of certain events, shares of common stock of the Company or of an acquiring company involved in a business combination with the Company. This plan, which was adopted in August of 2006, expires in August of 2016.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

(7)   Income Per Share

      The following is the computation for basic and diluted income per share from continuing operations:


                                                            Year ended December 31,
                                                  ----------------------------------------------
                                                      2006            2005            2004
                                                  ----------------------------------------------
                                                    (In thousands, except per share amounts)
Income from continuing operations                   $    10,600     $     8,793     $     6,305
------------------------------------------------------------------------------------------------

Weighted average basic shares outstanding                 1,851           1,794           1,711
Add:  Effect of dilutive securities                         102             130             139
------------------------------------------------------------------------------------------------
Weighted average diluted shares outstanding               1,953           1,924           1,850
------------------------------------------------------------------------------------------------

Income per share from continuing operations:
         Basic                                      $      5.73     $      4.90     $      3.68
         Diluted                                    $      5.43     $      4.57     $      3.41
------------------------------------------------------------------------------------------------


      In 2006, 7,500 shares of restricted stock were excluded from the calculation of weighted average basic shares outstanding, but incremental shares of restricted stock were included in the calculation of weighted average diluted shares outstanding. For the year ended December 31, 2004, options to purchase approximately 26,000 shares of common stock were not included in the computation of diluted income per share because their effect would have been antidilutive.

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

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

      Option transactions for the three years in the period ended December 31, 2006 are as follows:
                                                   Shares      Weighted Average
                                                                Exercise Price
--------------------------------------------------------------------------------
Options outstanding at January 1, 2004             287,600             $17.38
     Granted in 2004                                62,000             $44.39
     Exercised in 2004                             (21,100)            $19.63
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Options outstanding at December 31, 2004           328,500             $22.33
     Granted in 2005                                12,500             $46.05
     Expired in 2005                                (1,000)            $31.39
     Exercised in 2005                            (114,900)            $19.88
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Options outstanding at December 31, 2005           225,100             $24.86
     Granted in 2006                                25,000             $71.86
     Exercised in 2006                             (58,750)            $23.16
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Options outstanding at December 31, 2006           191,350             $31.52
--------------------------------------------------------------------------------

Exercisable options at December 31, 2004           287,250            $22.32
Exercisable options at December 31, 2005           206,350            $24.26
Exercisable options at December 31, 2006           166,350            $25.45
--------------------------------------------------------------------------------

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

      During 2006, the Company made one award of restricted stock, the restrictions as to which lapse generally over a five-year period. Under the 2006 Equity Incentive Plan, during the vesting period, holders of the restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Nonvested shares are forfeited on termination of employment. Changes in restricted stock for the year ended December 31, 2006 were as follows:


                                                                               Weighted Average
                                                                             Award Date Fair Value
                                                               Shares              Per Share
                                                          ------------------------------------------
      Nonvested shares at the beginning of the period            -               $    -
             Awarded                                           7,500             $   71.86
             Vested                                              -               $    -
             Forfeited                                           -               $    -
                                                          ------------------
      Nonvested shares at the end of the period                7,500             $   71.86
                                                          ==================


      During 2006, $45,000 was charged to expense for the amortization of this restricted stock award over its vesting period.

      As of December 31, 2006, there remained 68,534 shares for which options may be granted in the future under the 1997 Stock Incentive Plan and the 2006 Equity Incentive Plan. The following table summarizes information about stock options outstanding at December 31, 2006:


                                          Options Outstanding                   Options Exercisable
                                -----------------------------------------    ---------------------------
                                                 Weighted
                                                  average      Weighted                       Weighted
                                                 remaining     average                        average
                                   Number       contractual    exercise          Number       exercise
   Range of exercise prices      outstanding       life          price        exercisable      price
------------------------------- ------------- ---------------- ----------    -------------- ------------
$6.875-$14.063                        81,900    2.2 years       $11.47              81,900    $11.47
$14.875-$22.50                         6,000    3.2 years       $19.96               6,000    $19.96
$26.13-$31.39                         22,350    2.4 years       $30.07              22,350    $30.07
$43.75-$71.86                         81,100    3.2 years       $53.01              56,100    $44.62
                                     -------                                       -------
                                     191,350    2.7 years       $31.52             166,350    $25.45
                                     =======                                       =======


      The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. The expected life represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Stock-based payments made prior to January 1, 2006 were accounted for using the intrinsic value method under APB 25. The fair value of stock-based payments made subsequent to January 1, 2006 are valued using the Black-Scholes valuation method with a volatility factor based on the Company's historical stock trading history. The Company bases the risk-free interest rate using the Black-Scholes valuation method on the implied yield currently available on U. S. Treasury securities with an equivalent term. The Company bases the dividend yield used in the Black-Scholes valuation method on the Company's stock dividend history.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

      The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2006, 2005 and 2004:

                                       2006          2005            2004
    -------------------------------------------------------------------------
      Risk-free interest rate            4.9%           3.4%           2.1%
      Dividend yield                     1.0%           1.3%           1.1%
      Volatility factor                 25.0%          31.3%          47.7%
      Expected life                   4 years        3 years      2.8 years
    -------------------------------------------------------------------------

      The weighted average fair values of the options granted in 2006, 2005 and 2004 were $18.02, $10.51 and $13.45, respectively. The total fair values of shares vested during 2006, 2005 and 2004 were $243,000, $131,000 and $1,077,000, respectively.

      The total intrinsic values of options exercised during 2006, 2005 and 2004 were $2.8 million, $3.7 million and $.5 million, respectively. The total intrinsic values of options outstanding and options currently exercisable at December 31, 2006, were $8.8 million and $8.7 million, respectively. The total intrinsic value of restricted stock awards at December 31, 2006 was $539,000. The weighted-average remaining contractual term for restricted stock awards at December 31, 2006 was 4.6 years.

      As of December 31, 2006 there was $404,000 in unrecognized compensation cost related to nonvested stock options granted under the plans and $494,000 in unrecognized compensation cost related to nonvested restricted stock awards. The unrecognized compensation costs related to nonvested stock options will be recognized over a period of 3.6 years. The unrecognized compensation cost related to nonvested stock awards will be recognized over a period of 4.6 years. At December 31, 2006 there were 25,000 nonvested stock options and 7,500 shares of nonvested restricted stock.

      The Company has a policy of utilizing existing treasury shares to satisfy stock option exercises and restricted stock awards.

      The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in the 2005 and 2004 periods (in thousands, except per share amounts):

                                                  Year ended December 31,
                                                   2005            2004
                                               ------------    ------------
      Net income, as reported                  $      8,958    $      6,470

      Deduct: Total stock-based
          employee compensation expense
          determined under fair value-based
          methods for all awards,
          net of tax effects                          129             658
                                               ------------    ------------
      Pro forma net income                     $      8,829    $      5,812
                                               ============    ============
      Income per share:
          Basic - as reported                  $      4.99     $       3.78
                                               ============    ============
          Basic - pro forma                    $      4.92     $       3.40
                                               ============    ============

          Diluted - as reported                $      4.66     $       3.50
                                               ============    ============
          Diluted - pro forma                  $      4.59     $       3.14
                                               ============    ============

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

(9)   Revenues From Major Customers

      The Company did not have any customers which represented ten percent or more of its operating revenues in 2006.

      The Company had one major customer which represented approximately $7.8 million (10.8 percent) and $9.6 million (14.5 percent) of the Company's operating revenues during the years 2005 and 2004, respectively.

(10)  Industry Segment and Geographic Information

      The Company operates in one reportable industry segment: designing, developing, manufacturing, selling and distributing products for the medical and healthcare industry and has no foreign operating subsidiaries. The Company has other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of the medical products segment. The Company recorded incidental revenues from its oxygen pipeline, which totaled approximately $955,000 in each of the years of 2006, 2005 and 2004. Pipeline net assets totaled $2.3 and $2.4 million at December 31, 2006 and 2005, respectively. Company revenues from sales to parties outside the United States totaled approximately 30 percent, 27 percent and 30 percent of the Company's total revenues in 2006, 2005 and 2004, respectively. No Company assets are located outside the United States. A summary of revenues by geographic territory, based on shipping destination, for the three years 2006, 2005 and 2004 is as follows (in thousands):

                                             Year ended December 31,
                                  -------------------------------------------

                                     2006            2005             2004
 ----------------------------------------------------------------------------
 United States                    $  56,784       $  52,283        $  46,375

 Canada                               9,235           8,232            9,113

 United Kingdom                       1,897           1,984            1,883

 Japan                                2,763           1,824            1,739

 Germany                              1,827           1,183            1,235

 Other countries less than $1
  million                             8,514           6,583            5,736
 ----------------------------------------------------------------------------
 Total                            $  81,020       $  72,089        $  66,081
 ----------------------------------------------------------------------------

      A summary of revenues by product line for the three years 2006, 2005 and 2004 is as follows (in thousands):

                              2006             2005              2004
                         ---------------  ----------------  ----------------

 Fluid Delivery          $       25,809   $        20,447   $        17,192
 Cardiovascular                  23,290            19,307            16,577
 Ophthalmology                   13,744            14,514            15,690
 Other                           18,177            17,821            16,622
 ---------------------------------------------------------------------------
 Total                   $       81,020   $        72,089   $        66,081
 ===========================================================================

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

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

      See Note 1 regarding the adoption of SFAS 158 and its effect on presentation of pension balances on the consolidated balance sheet. The following table summarizes amounts recognized in accumulated other comprehensive loss at December 31, 2006 (in thousands):

    Unrecognized net actuarial loss                     $     1,762
    Unrecognized prior service cost                            (389)
    ----------------------------------------------------------------------
    Total                                               $     1,373
    Tax benefit recognized                                     (481)
    ----------------------------------------------------------------------
    Net amount                                          $       892
    ----------------------------------------------------------------------

      Estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 are as follows (in thousands):

    Net actuarial loss                                          $81
    Prior service cost                                          (38)
    ----------------------------------------------------------------------
    Total                                                       $43
    ======================================================================

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

      The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of year end (in thousands):

                                                        2006           2005
                                                   -------------- --------------
Actuarial Present Value of Benefit Obligation:
Accumulated Benefit Obligation                        $    5,806    $     5,571
Projected Benefit Obligation                               5,905          5,655

Change in Projected Benefit Obligation:
Projected benefit obligation, January 1               $    5,655    $     5,539
Service cost                                                 278            267
Interest cost                                                334            322
Actuarial (gain)/loss                                          12           (61)
Benefits paid                                                (374)         (412)
--------------------------------------------------------------------------------
Projected benefit obligation, December 31             $    5,905    $     5,655
--------------------------------------------------------------------------------

Change in Plan Assets:
Fair value of plan assets, January 1                  $    5,676    $     5,661
Actual return on plan assets                                 761            227
Employer contributions                                       250            200
Benefits paid                                                (374)         (412)
--------------------------------------------------------------------------------
Fair value of plan assets, December 31                $    6,313    $     5,676
--------------------------------------------------------------------------------

Funded Status of Plan at Year End                     $      408    $        21
--------------------------------------------------------------------------------

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

      The amount recognized as other assets in the consolidated balance sheet at December 31, 2006 equals the funded status of the Company's pension plan of $408,000. For the year ended December 31, 2005, the following table shows the reconciliation of the funded status of the Company's pension plan with the amounts recorded in the consolidated balance sheets (in thousands):

      Funded status of plan at year end                   $        21
      Unrecognized actuarial loss                               2,182
      Unrecognized prior service cost                            (427)
      -------------------------------------------------------------------
      Net prepaid pension cost                                  1,776
      Other comprehensive loss                                     --
      -------------------------------------------------------------------
      Net amount recognized as other assets               $     1,776
      -------------------------------------------------------------------

      The components of net periodic pension cost for 2006, 2005 and 2004 were as follows (in thousands):

                                                Year ended December 31,
                                    ------------------------------------------
                                        2006          2005           2004
                                    ------------- -------------- -------------
Components of Net Periodic
     Pension Cost:
Service cost                           $    278      $    267       $    241
Interest cost                               334           322            311
Expected return on assets                  (445)         (456)         (423)
Prior service cost amortization             (37)          (37)          (37)
Actuarial loss                              116           107            103
Transition amount amortization               --           (44)          (44)
----------------------------------- ------------- -------------- -------------
Net periodic pension cost              $    246      $    159       $    151
----------------------------------- ------------- -------------- -------------

      Actuarial assumptions used to determine benefit obligations at
      December 31 were as follows:
                                                 2006                 2005
                                           ----------------     ----------------
  Discount rate                                 6.00%                6.00%
  Rate of compensation increase                 5.00%                5.00%

      Actuarial assumptions used to determine net periodic pension cost were as follows:
                                                   Year ended December 31,
                                        ----------------------------------------
                                            2006          2005          2004
                                        ------------- ------------ -------------
Discount rate                              6.00%        6.00%         6.50%
Expected long-term return on assets        8.00%        8.00%         8.00%
Rate of compensation increase              5.00%        5.00%         5.00%

      The Company's expected long-term rate of return assumption is based upon the plan's actual long-term investment results as well as the long-term outlook for investment returns in the marketplace at the time the assumption is made.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

      The Company's pension plan assets at December 31, 2006 and 2005 were invested in the following asset categories:

                                           2006             2005
                                      --------------- ---------------
       Asset Category:
       Equity securities                      77%             70%
       Debt securities                        19%             29%
       Other                                   4%              1%
       ---------------------------------------------- ---------------
           Total                             100%            100%
       ---------------------------------------------- ---------------

      It is the Company's investment policy to maintain 66 percent to 79 percent of the plan's assets in equity securities and 19 percent to 31 percent of the plan's assets in debt securities with the balance invested in a money market account to meet liquidity requirements for distributions. The asset allocation at December 31, 2006 represents the targeted asset allocation. Based upon the plan's current funded position, the Company expects to make $250,000 in contributions to its pension plan in 2007, and the Company's estimated future benefit payments under the plan are as follows (in thousands):

                     2007                           $     480
                     2008                           $     270
                     2009                           $     280
                     2010                           $     280
                     2011                           $     300
                     2012-2016                      $   1,690

      The Company also sponsors a defined contribution plan for all employees. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plan. The Company's contribution under this plan was $244,000, $223,000 and $214,000 in 2006, 2005 and 2004, respectively.

(12)  Commitments and Contingencies

      From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. The Company accrues the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrues for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. As of December 31, 2006, the Company had accrued $384,000 for legal fees and expenses that it expected to incur in connection with the litigation or arbitration of two such matters.

      The Company has arrangements with its executive officers (the "Executives") pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to the Executives. Termination under such circumstances in 2007 could result in payments aggregating $1.4 million excluding any excise tax that may be reimbursable by the Company.

      During 2004, the Company began planning for the construction of a new facility for its Halkey-Roberts operation to be located approximately four miles from its leased facility. In 2004, the Company made a $3.75 million deposit required in connection with a proposed purchase of eleven acres of land to be used for the construction of this new facility. During 2005, this property was acquired and construction of the new facility commenced. The Company completed the construction of this new facility and moved the Halkey-Roberts operation into the new facility during the third quarter of 2006. The Company terminated its lease for the Halkey-Roberts facility in St. Petersburg, Florida which was vacated in October of 2006. This lease was being accounted for as an operating lease, and the rental expense for the years ended December 31, 2006, 2005 and 2004 was $363,000, $422,000
      and $409,000, respectively. There is no future rental commitment under this lease.

                               Atrion Corporation
            Notes to Consolidated Financial Statements - (continued)

(13)  Quarterly Financial Data (Unaudited)


      The following table shows selected unaudited quarterly financial data for 2006 and 2005:


      Quarter          Operating       Operating                           Income                Income
       Ended            Revenue         Income        Net Income       Per Basic Share      Per Diluted Share
----------------------------------------------------------------------------------------------------------------
                                      (In thousands, except per share amounts)
      03/31/06       $    19,503     $     3,052    $    2,106             $   1.15            $   1.08
      06/30/06            20,849           4,125         2,985                 1.62                1.53
      09/30/06            19,290           3,186         2,696                 1.45                1.38
      12/31/06            21,379           3,974         2,979                 1.60                1.52
----------------------------------------------------------------------------------------------------------------

      03/31/05       $    18,645     $     3,418    $    2,294             $   1.33            $   1.23
      06/30/05            18,102           3,131         2,272                 1.27                1.18
      09/30/05            18,338           3,111         2,241                 1.23                1.15
      12/31/05            17,003           3,037         2,149                 1.17                1.10
----------------------------------------------------------------------------------------------------------------


The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting for the fourth fiscal quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control-Integrated Framework. Based on this assessment, the Company's management concluded that, as of December 31, 2006, the Company's internal control over financial reporting was effective.

The financial statements for each of the years covered in this Annual Report on Form 10-K have been audited by an independent registered public accounting firm, Grant Thornton LLP. Additionally, Grant Thornton LLP has provided an attestation report on management's assessment of the Company's internal control over financial reporting as of December 31, 2006.


             Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Atrion Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Atrion Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Atrion Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Atrion Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, Atrion Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 9, 2007, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 9, 2007

ITEM 9B.      OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2006 that was not reported.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information for this item relating to directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2007 annual meeting of stockholders.

Executive Officers

The information for this item relating to executive officers of the Company is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Company's definitive proxy statement for its 2007 annual meeting of stockholders.

The Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company's directors, officers and employees. The Code of Ethics and Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.      EXECUTIVE COMPENSATION

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2007 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2007 annual meeting of stockholders.

Security Ownership of Management

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2007 annual meeting of stockholders.

Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change in control of the Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this item is incorporated by reference form the Company's definitive proxy statement for its 2007 annual meeting of stockholders.


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

          2.      Financial Statement Schedules:

                  Schedule II - Consolidated Valuation and Qualifying Accounts


                                            Allowance for Doubtful Receivables
                                                       December 31,
                                     -----------------------------------------
                                          2006          2005           2004
                                          ----          ----           ----
                                                   (in thousands)

Beginning balance                     $     65      $    118        $    104
     Additions charged to expense          106           (34)             41
     Deductions from reserve               (22)          (19)            (27)
------------------------------------------------------------------------------
Ending balance                        $    149      $     65        $    118
------------------------------------------------------------------------------

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

(b)      Exhibits


Exhibit
Numbers                                          Description
-------                                          -----------

    2a         Asset Purchase Agreement, dated March 19, 1997, between Atrion Corporation and Midcoast Energy Resources, Inc. (1)
    3a         Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(2)
    3b         Amended and Restated Bylaws of Atrion Corporation (3)
    10a*       Atrion Corporation 1997 Stock Incentive Plan (4)
    10b*       Form of Award Agreement for Incentive Stock Option (5)
    10c*       Form of Award Agreement for Nonqualified Stock Option for Key Employee (6)
    10d*       Form of Award Agreement for Nonqualified Stock Option for Director (7)
    10e*       Atrion Corporation 1998 Outside Directors Stock Option Plan (8)
    10f*       Form of Stock Option Agreement (9)
    10g*       Severance Plan for Chief Financial Officer (1(0))
    10h*       Atrion Corporation Incentive Compensation Plan for Chief Financial Officer (1(1))
    10i*       Chief Executive Officer Amended and Restated Employment Agreement (1(2))
    10j*       Atrion Corporation 2006 Equity Incentive Plan (1(3))
    10k*       Form of Award Agreement for Incentive Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (1(4))
    10l*       Form of Award Agreement for Non-Qualified Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (1(5))
    10m*       Form of Award Agreement for Restricted Stock under the Atrion Corporation 2006 Equity Incentive Plan (1(6))
    21         Subsidiaries of Atrion Corporation as of December 31, 2006 (17)
    23         Consent of Grant Thornton LLP (1(7))
    31.1       Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (1(7))
    31.2       Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (1(7))
    32.1       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley
               Act Of 2002 (1(7))
    32.2       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley
               Act Of 2002 (17)


Notes
-----

    (1) Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997.
    (2) Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.
    (3) Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Company dated January 10, 1997.
    (4) Incorporated by reference to Exhibit 4.4(b) to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No.333-56509).

    (5) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
    (6) Incorporated by reference to Exhibit 4.6 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
    (7) Incorporated by reference to Exhibit 4.7 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
    (8) Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
    (9) Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
    (10) Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.
    (11) Incorporated by reference to Exhibit 10k to Form 10-K of Atrion Corporation dated March 30, 2001.
    (12) Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation dated November 6, 2006.
    (13) Incorporated by reference to Appendix A to Definitive Proxy Statement of Atrion Corporation dated April 6, 2006
    (14) Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation dated August 8, 2006.
    (15) Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation dated August 8, 2006.
    (16) Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation dated August 8, 2006.
    (17)   Filed herewith.

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

Dated: March 9, 2007

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


                Signature                                       Title                           Date
                ---------                                       -----                           ----



 /s/ Emile A. Battat                         Chairman, President and Chief Executive        March 9, 2007
 ----------------------------------------    Officer (Principal Executive Officer)
 Emile A. Battat


 /s/ Jeffery Strickland                      Vice President, Chief Financial Officer and    March 9, 2007
 ----------------------------------------    Secretary-Treasurer (Principal Financial
 Jeffery Strickland                          and Accounting Officer)


 /s/ Hugh J. Morgan, Jr.                                   Director                         March 9, 2007
 ----------------------------------------
 Hugh J. Morgan, Jr.


 /s/ Roger F. Stebbing                                     Director                         March 9, 2007
 ----------------------------------------
 Roger F. Stebbing


 /s/ John P. Stupp, Jr.                                    Director                         March 9, 2007
 ----------------------------------------
 John P. Stupp, Jr.


                                                           Director                         March 9, 2007
 ----------------------------------------
 Ronald N. Spaulding