Form 10-Q
period 2007-03-31
ATRION CORP
filed 2007-05-09
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas	75002
(Address of Principal Executive Offices)	(Zip Code)

(972) 390-9800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☒  Yes               ☐  No

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         ☐  Yes               ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 27, 2007
Common stock, Par Value $0.10 per share	1,887,607

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements
ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31
	2007	2006
	(In thousands, except per share data)
Revenues	$23,037	$19,503
Cost of goods sold	13,377	12,155
Gross profit	9,660	7,348

Operating expenses:
Selling	1,651	1,615
General and administrative	2,616	2,004
Research and development	656	677
	4,923	4,296

Operating income	4,737	3,052

Other income:
Interest income	9	10
Interest expense	(141)	--
Other income	--	--
	(132)	10

Income before provision for income taxes	4,605	3,062
Provision for income taxes	(1,469)	(956)

Net income	$3,136	$2,106

Income per basic share	$1.68	$1.15

Weighted average basic shares outstanding	1,872	1,835

Income per diluted share	$1.59	$1.08

Weighted average diluted shares outstanding	1,975	1,945

Dividends per common share	$0.20	$0.17

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

Assets	March 31, 2007 (unaudited)	December 31, 2006 (unaudited)
Current assets:
Cash and cash equivalents	$307	$333
Accounts receivable	11,077	10,542
Inventories	17,208	17,115
Prepaid expenses	530	1,530
Other	1,138	1,138
	30,260	30,658

Property, plant and equipment	83,477	82,536
Less accumulated depreciation and amortization	31,784	31,094
	51,693	51,442

Other assets and deferred charges:
Patents	2,186	2,264
Goodwill	9,730	9,730
Other	1,769	1,678
	13,685	13,672

	$95,638	$95,772

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,381	$6,041
Accrued income and other taxes	1,111	882
	7,492	6,923

Line of credit	6,502	11,399

Other non-current liabilities	7,580	6,555

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	14,477	14,140
Accumulated other comprehensive loss	(892)	(892)
Retained earnings	94,451	91,708
Treasury shares,1,537 at March 31, 2007 and 1,546 at December 31, 2006, at cost	(34,314)	(34,403)
Total stockholders’ equity	74,064	70,895

	$95,638	$95,772

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$3,136	$2,106
Adjustments to reconcile net income tonet cash provided by operating activities:
Depreciation and amortization	1,305	1,160
Deferred income taxes	67	(18)
Stock-based compensation	55	14
	4,563	3,262

Changes in operating assets and liabilities:
Accounts receivable	(536)	(1,294)
Inventories	(93)	315
Prepaid expenses	1,000	196
Other non-current assets	(91)	352
Accounts payable and current liabilities	350	812
Accrued income and other taxes	1,161	28
Other non-current liabilities	--	(23)
	6,354	3,648

Cash flows from investing activities:
Property, plant and equipment additions	(1,478)	(7,343)

Cash flows from financing activities:
Line of credit advances	6,104	10,586
Line of credit repayments	(11,001)	(6,284)
Exercise of stock options	204	462
Purchase of treasury stock	--	(1,594)
Tax benefit related to stock options	168	502
Dividends paid	(377)	(313)
	(4,902)	3,359

Net change in cash and cash equivalents	(26)	(336)
Cash and cash equivalents at beginning of period	333	525
Cash and cash equivalents at end of period	$307	$189

Cash paid for:
Interest (net of capitalization)	$158	$--
Income taxes	$(760)	$260

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries (the “Company”). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K.

(2)	Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$7,448	$7,194
Work in process	4,326	4,084
Finished goods	5,434	5,837
Total inventories	$17,208	$17,115

(3)	Income per share
The following is the computation for basic and diluted income per share:

	Three months ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Net Income	$3,136	$2,106

Weighted average basic shares outstanding	1,872	1,835
Add: Effect of dilutive securities (options)	103	110
Weighted average diluted shares outstanding	1,975	1,945

Income per share:
Basic	$1.68	$1.15
Diluted	$1.59	$1.08

There were no outstanding options to purchase shares of common stock that were not included in the diluted income per share calculations because their effect would be anti-dilutive for the three-month periods ended March 31, 2007 and 2006.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Pension Benefits
The components of net periodic pension cost are as follows for the three months ended March 31, 2007 and March 31, 2006 (in thousands):

	Three Months ended March 31,
	2007	2006
Service cost	$65	$69
Interest cost	80	83
Expected return on assets	(123)	(111)
Prior service cost amortization	(9)	(9)
Actuarial loss	15	29

Net periodic pension cost	$28	$61

In 2007, the Company expects to contribute approximately $250,000 to its pension plan to satisfy minimum funding requirements for the year. As of March 31, 2007, no contributions have been made to this plan.

(5)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company will be required to adopt SFAS 157 on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted.  The Company is currently assessing the impact of SFAS 159 on its financial statements.

(6)	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded $959,000 of unrecognized tax benefits as “Other non-current liabilities” on the consolidated balance sheet, with no net impact to the consolidated statement of operations. Of this amount, approximately $17,000 was accounted for as a reduction to the January 1, 2007 balance of retained earnings, in accordance with the adoption of FIN 48. Included in the unrecognized tax benefits are $959,000 of uncertain tax positions that would impact the effective tax rate if recognized. Approximately $404,000 of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unrecognized tax benefits mentioned above of $959,000 includes an aggregate $57,000 of interest expense. Interest was computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in the tax returns. Upon adoption of FIN 48, the Company has elected an accounting policy to classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision. Prior to the adoption of FIN 48, the Company’s policy was to classify interest expense on underpayments of income taxes as interest expense and to classify penalties as an operating expense in arriving at pretax income.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2002.  All material state and local income tax matters have been concluded for years through 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company designs, develops, manufactures, sells and distributes products and components, primarily for the medical and healthcare industry. The Company markets components to other equipment manufacturers for incorporation in their products and sells finished devices to physicians, hospitals, clinics and other treatment centers. The Company’s medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. The Company’s other medical and non-medical products include instrumentation and disposables used in dialysis, contract manufacturing and valves and inflation devices used in marine and aviation safety products.

The Company's products are used in a wide variety of applications by numerous customers. The Company encounters competition in all of its markets and competes primarily on the basis of product quality, price, engineering, customer service and delivery time.

The Company's strategy is to provide a broad selection of products in the areas of its expertise. Research and development efforts are focused on improving current products and developing highly-engineered products that meet customer needs and have the potential for broad market applications and significant sales. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. The Company also focuses on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. The Company has been successful in consistently generating cash from operations and has used that cash to reduce indebtedness, to fund capital expenditures, to repurchase stock and to pay dividends.

The Company's strategic objective is to further enhance its position in its served markets by:

•	Focusing on customer needs;
•	Expanding existing product lines and developing new products;
•	Maintaining a culture of controlling cost; and
•	Preserving and fostering a collaborative, entrepreneurial management structure.

For the three months ended March 31, 2007, the Company reported revenues of $23.0 million, operating income of $4.7 million and net income of $3.1 million, up 18 percent, 55 percent and 49 percent, respectively, from the three months ended March 31, 2006.

Results for the three months ended March 31, 2007

Consolidated net income totaled $3.1 million, or $1.68 per basic and $1.59 per diluted share, in the first quarter of 2007. This is compared with consolidated net income of $2.1 million, or $1.15 per basic and $1.08 per diluted share, in the first quarter of 2006. The income per basic share computations are based on weighted average basic shares outstanding of 1,872,346 in the 2007 period and 1,835,329 in the 2006 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,975,133 in the 2007 period and 1,944,647 in the 2006 period.

Consolidated revenues of $23.0 million for the first quarter of 2007 were 18 percent higher than revenues of $19.5 million for the first quarter of 2006. This increase in revenues for the first quarter of 2007 over the first quarter of 2006 was primarily attributable to an approximate 65 percent increase in the revenues from the Company’s ophthalmic products, an approximate 13 percent increase in the revenues from the Company’s other products, an approximate 12 percent increase in the revenues from the Company’s fluid delivery products and an approximate 6 percent increase in the revenues from the Company’s cardiovascular products. These increases were generally attributable to higher sales volumes. Additionally, the increase in the revenues from the Company’s ophthalmic products is primarily attributable to increased sales volume with a major customer that had internal issues that adversely affected purchases in the comparable 2006 period.

Revenues by product line were as follows (in thousands):
	Three Months ended March 31,
	2007	2006

Fluid Delivery	$7,215	$6,436
Cardiovascular	6,051	5,724
Ophthalmology	4,654	2,813
Other	5,117	4,530
Total	$23,037	$19,503

Cost of goods sold of $13.4 million for the first quarter of 2007 was 10 percent higher than in the comparable 2006 period. Increased sales volume and increased manufacturing overhead costs were the primary contributors to the increase in cost of goods sold for the first quarter of 2007.

Gross profit of $9.7 million in the first quarter of 2007 was $2.3 million, or 31 percent, higher than in the comparable 2006 period. The Company’s gross profit percentage in the first quarter of 2007 was 41.9 percent of revenues compared with 37.7 percent of revenues in the first quarter of 2006. The increase in gross profit percentage in the 2007 period compared to the 2006 period was primarily related to the previously mentioned revenue increases and an improved mix of product sales toward products with lower costs.

The Company’s first quarter 2007 operating expenses of $4.9 million were $627,000 higher than the operating expenses for the first quarter of 2006. This increase was comprised of a $612,000 increase in General and Administrative (G&A) expenses and  a $36,000 increase in selling (Selling) expenses offset by a $21,000 decrease in Research and Development (R&D) expenses. The increase in G&A expenses for the first quarter of 2007 was principally attributable to increased compensation costs and outside services. The increase in Selling expenses for the first quarter of 2007 was primarily related to increased compensation and outside services partially offset by reduced travel-related expenses. The decrease in R&D costs was primarily related to the absence of prior-year prototype expenses, new product testing costs, and process enhancements for new products. Operating income in the first quarter of 2007 increased $1.7 million, or 55 percent, to $4.7 million. Operating income was 20.6 percent of revenues in the first quarter of 2007 compared to 15.6 percent of revenues in the first quarter of 2006. The previously mentioned increase in gross profit partially offset by the increase in operating expenses was the major contributor to the operating income improvement in the first quarter of 2007.

Interest expense of $141,000 for the 2007 period is greater than the 2006 period primarily due to increased borrowing levels related to the new facility for a subsidiary, Halkey-Roberts Corporation (“Halkey-Roberts”). Interest on those borrowings that accrued in the first quarter of 2007 was treated as an expense while interest on borrowings for construction that accrued in the first quarter of 2006 was capitalized as that quarter was part of the construction period of the new Halkey-Roberts facility. The relocation of the Halkey-Roberts operations to its new facility was completed in the second half of 2006. Income tax expense for the first quarter of 2007 was $1.5 million compared to income tax expense of $956,000 for the same period in the prior year. The effective tax rate for the first quarter of 2007 was 31.9 percent compared with 31.2 percent for the first quarter of 2006.

Liquidity and Capital Resources
At March 31, 2007, the Company had cash and cash equivalents of $307,000 compared with $333,000 at December 31, 2006. The Company had outstanding borrowings of $6.5 million under its $25.0 million revolving credit facility (“Credit Facility”) at March 31, 2007 and $11.4 million at December 31, 2006. The $4.9 million decrease in the outstanding balance under the Credit Facility in the first three months of 2007 was attributable to payments on the Credit Facility using cash generated primarily from operations for the first quarter of 2007. The Credit Facility, which expires November 12, 2009, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources. At March 31, 2007, the Company was in compliance with all financial covenants.

As of March 31, 2007, the Company had working capital of $22.8 million, including $307,000 in cash and cash equivalents. The $967,000 decrease in working capital during the first three months of 2007 was primarily related to a decrease in prepaid expenses, an increase in accounts payable and accrued liabilities and an increase in accrued income and other taxes offset by an increase in accounts receivable. The decrease in prepaid expenses for 2007 was primarily attributable to reduced income tax deposits. The increase in accrued income and other taxes is primarily due to income taxes related to the results of the first quarter of 2007. The increase in accounts receivable during the first three months of 2007 was primarily related to the increase in revenues for the first quarter of 2007 as compared to the fourth quarter of 2006. Cash flows from operating activities generated $6.4 million for the three months ended March 31, 2007 as compared to $3.6 million for the three months ended March 31, 2006. Reduced prepaid expenses and increased accrued income taxes were the primary contributors to the 2007 improvements. During the first three months of 2007, the Company expended $1.5 million for the addition of property and equipment. The Company received net proceeds of $204,000 from the exercise of employee stock options during the first three months of 2007.

The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company’s credit facility, supplemented, if necessary, with equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company’s cash requirements for the foreseeable future.

Forward-Looking Statements
The statements in this Management’s Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company’s expectations regarding future liquidity and capital resources. Words such as “anticipates,” “believes,” “expects,” “estimated” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company’s ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company’s results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2007, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2006 Annual Report on Form 10K.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

(b)	Reports on Form 8-K
On February 16, 2007, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the fourth quarter and year ended December 31, 2006 (Item 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: May 9, 2007		/s/ Emile A. Battat
Emile A. Battat
Chairman, President and
Chief Executive Officer

Date: May 9, 2007		/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer