Form 10-Q
period 2007-06-30
ATRION CORP
filed 2007-08-07
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas	75002
(Address of Principal Executive Offices)	(Zip Code)

(972) 390-9800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes☐ No

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 13, 2007
Common stock, Par Value $0.10 per share	1,900,467

ATRION CORPORATION AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Revenues	$23,199	$20,849	$46,237	$40,351
Cost of goods sold	12,880	12,076	26,258	24,230
Gross profit	10,319	8,773	19,979	16,121

Operating expenses:
Selling	1,672	1,600	3,323	3,215
General and administrative	2,471	2,348	5,088	4,352
Research and development	750	700	1,405	1,376
	4,893	4,648	9,816	8,943
Operating income	5,426	4,125	10,163	7,178

Other income:
Interest income	10	11	20	20
Interest expense	(77)	--	(218)	--
Other income (expense), net	--	(21)	--	(21)
	(67)	(10)	(198)	(1)
Income before provision for income taxes	5,359	4,115	9,965	7,177
Provision for income taxes	(1,741)	(1,295)	(3,210)	(2,251)

Income from continuing operations	3,618	2,820	6,755	4,926
Gain on disposal of discontinued operations, net of income taxes	--	165	--	165
Net income	$3,618	$2,985	$6,755	$5,091

Income per basic share:
Income from continuing operations	$1.92	$1.53	$3.60	$2.68
Gain on disposal of discontinued operations	--	0.09	--	0.09
	$1.92	$1.62	$3.60	$2.77
Weighted average basic shares outstanding	1,883	1,845	1,878	1,840
Income per diluted share:
Income from continuing operations	$1.83	$1.45	$3.42	$2.53
Gain on disposal of discontinued operations	--	0.08	--	0.08
	$1.83	$1.53	$3.42	$2.61
Weighted average diluted shares outstanding	1,978	1,949	1,977	1,947
Dividends per common share	$0.20	$0.17	$0.40	$0.34

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

Assets	June 30, 2007 (unaudited)	December 31, 2006 (unaudited)
Current assets:
Cash and cash equivalents	$285	$333
Accounts receivable	11,568	10,542
Inventories	16,975	17,115
Prepaid expenses	1,227	1,530
Other	1,138	1,138
	31,193	30,658

Property, plant and equipment	85,654	82,536
Less accumulated depreciation and amortization	32,970	31,094
	52,684	51,442

Other assets and deferred charges:
Patents	2,108	2,264
Goodwill	9,730	9,730
Other	1,713	1,678
	13,551	13,672

	$97,428	$95,772

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,326	$6,041
Accrued income and other taxes	521	882
	6,847	6,923

Line of credit	4,700	11,399

Other non-current liabilities	7,965	6,555

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	15,098	14,140
Accumulated other comprehensive loss	(892)	(892)
Retained earnings	97,690	91,708
Treasury shares,1,520 at June 30, 2007 and 1,546 at December 31, 2006, at cost	(34,322)	(34,403)
Total stockholders’ equity	77,916	70,895

	$97,428	$95,772

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$6,755	$5,091
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of discontinued operations	--	(165)
Depreciation and amortization	2,637	2,341
Deferred income taxes	333	105
Stock-based compensation	131	52
Other	35	--
	9,891	7,424

Changes in operating assets and liabilities:
Accounts receivable	(1,026)	(1,620)
Inventories	140	11
Prepaid expenses	303	(608)
Other non-current assets	(35)	(73)
Accounts payable and current liabilities	294	28
Accrued income and other taxes	572	440
Other non-current liabilities	118	(16)
Net cash provided by continuing operations	10,257	5,586
Net cash provided by discontinued operations	--	165
	10,257	5,751

Cash flows from investing activities:
Property, plant and equipment additions	(3,758)	(13,939)

Cash flows from financing activities:
Line of credit advances	13,826	21,319
Line of credit repayments	(20,525)	(12,847)
Exercise of stock options	452	948
Purchase of treasury stock	--	(1,594)
Tax benefit related to stock options	456	649
Dividends paid	(756)	(627)
	(6,547)	7,848

Net change in cash and cash equivalents	(48)	(340)
Cash and cash equivalents at beginning of period	333	525
Cash and cash equivalents at end of period	$285	$185

Cash paid for:
Interest (net of capitalization)	$258	$--
Income taxes	$1,220	$1,195

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
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$7,000	$7,194
Work in process	4,170	4,084
Finished goods	5,805	5,837
Total inventories	$16,975	$17,115

(3)	Income per share
The following is the computation for basic and diluted income per share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Income from continuing operations	$3,618	$2,820	$6,755	$4,926

Weighted average basic shares outstanding	1,883	1,845	1,878	1,840
Add: Effect of dilutive securities (options)	95	104	99	107
Weighted average diluted shares outstanding	1,978	1,949	1,977	1,947

Earnings per share from continuing operations:
Basic	1.92	1.53	3.60	2.68
Diluted	1.83	1.45	3.42	2.53

There were no outstanding options to purchase shares of common stock that were not included in the diluted income per share calculations because their effect would be anti-dilutive for the three-month and six-month periods ended June 30, 2007 and 2006.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Pension Benefits
The components of net periodic pension cost are as follows for the three and six months ended June 30, 2007 and June 30, 2006 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Service cost	$65	$69	$130	$138
Interest cost	80	83	160	166
Expected return on assets	(123)	(111)	(246)	(222)
Prior service cost amortization	(9)	(9)	(18)	(18)
Actuarial loss	15	29	30	58

Net periodic pension cost	$28	$61	$56	$122

In 2007, the Company expects to contribute approximately $250,000 to its pension plan to satisfy minimum funding requirements for the year. As of June 30, 2007, no contributions have been made to this plan.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded $959,000 of unrecognized tax benefits as “Other non-current liabilities” on the consolidated balance sheet, with no net impact to the consolidated statement of operations. Of this amount, approximately $17,000 was accounted for as a reduction to the January 1, 2007 balance of retained earnings, in accordance with the adoption of FIN 48. Included in the unrecognized tax benefits are $959,000 of uncertain tax positions that would impact the effective tax rate if recognized. Approximately $404,000 of unrecognized tax benefits relate to items that are affected by statutes of limitation that expire within the next 12 months.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unrecognized tax benefits mentioned above of $959,000 include an aggregate $57,000 of interest expense. Interest was computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in the tax returns. Upon adoption of FIN 48, the Company has elected an accounting policy to classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision. Prior to the adoption of FIN 48, the Company’s policy was to classify interest expense on underpayments of income taxes as interest expense and to classify penalties as an operating expense in arriving at pretax income.

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

For the three months ended June 30, 2007, the Company reported revenues of $23.2 million, operating income of $5.4 million and net income of $3.6 million, up 11 percent, 32 percent and 21 percent, respectively, from the three months ended June 30, 2006. For the six months ended June 30, 2007, the Company reported revenues of $46.2 million, operating income of $10.2 million and net income of $6.8 million, up 15 percent, 42 percent and 33 percent, respectively, from the six months ended June 30, 2006

Results for the three months ended June 30, 2007

Consolidated net income totaled $3.6 million, or $1.92 per basic and $1.83 per diluted share, in the second quarter of 2007. This is compared with consolidated net income of $3.0 million, or $1.62 per basic and $1.53 per diluted share, in the second quarter of 2006. The income per basic share computations are based on weighted average basic shares outstanding of 1,883,120 in the 2007 period and 1,844,857 in the 2006 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,977,871 in the 2007 period and 1,949,319 in the 2006 period.

Consolidated revenues of $23.2 million for the second quarter of 2007 were 11 percent higher than revenues of $20.8 million for the second quarter of 2006. This increase in revenues for the second quarter of 2007 over the second quarter of 2006 was primarily attributable to an approximate 36 percent increase in the revenues from the Company’s ophthalmic products, an approximate 14 percent increase in the revenues from the Company’s fluid delivery products and an approximate 5 percent increase in the revenues from the Company’s cardiovascular products offset by an approximate 3 percent decrease in the revenues from the Company’s other products. These increases were generally attributable to higher sales volumes. Additionally, the increase in the revenues from the Company’s ophthalmic products was primarily attributable to increased sales volume with a major customer that had internal issues that adversely affected purchases in the comparable 2006 period.

Revenues by product line were as follows (in thousands):
	Three Months ended June 30,
	2007	2006

Fluid Delivery	$7,533	$6,623
Cardiovascular	6,009	5,717
Ophthalmology	4,863	3,571
Other	4,794	4,938
Total	$23,199	$20,849

Cost of goods sold of $12.9 million for the second quarter of 2007 was 7 percent higher than in the comparable 2006 period. Increased sales volume and increased manufacturing overhead costs were the primary contributors to the increase in cost of goods sold for the first quarter of 2007.

Gross profit of $10.3 million in the second quarter of 2007 was $1.5 million, or 18 percent, higher than in the comparable 2006 period. The Company’s gross profit percentage in the second quarter of 2007 was 44.5 percent of revenues compared with 42.1 percent of revenues in the second quarter of 2006. The increase in gross profit percentage in the 2007 period compared to the 2006 period was primarily related to an improved mix of product sales toward products with lower costs.

The Company’s second quarter 2007 operating expenses of $4.9 million were $245,000 higher than the operating expenses for the second quarter of 2006. This increase was comprised of a $123,000 increase in General and Administrative (G&A) expenses, a $72,000 increase in selling (Selling) expenses and a $50,000 increase in Research and Development (R&D) expenses. The increase in G&A expenses for the second quarter of 2007 was principally attributable to increased compensation costs partially offset by lower costs for outside services. The increase in Selling expenses for the second quarter of 2007 was primarily related to increased outside services, promotion and advertising partially offset by decreased compensation. The increase in R&D costs was primarily related to increased outside services. Operating income in the second quarter of 2007 increased $1.3 million, or 32 percent, to $5.4 million. Operating income was 23.4 percent of revenues in the second quarter of 2007 compared to 19.8 percent of revenues in the second quarter of 2006. The previously mentioned increase in gross profit partially offset by the increase in operating expenses was the major contributor to the operating income improvement in the second quarter of 2007.

Interest expense was $77,000 for the 2007 period and was attributable to borrowings related to the new facility for a subsidiary, Halkey-Roberts Corporation (“Halkey-Roberts”). Interest on those borrowings that accrued in the second quarter of 2007 was treated as an expense while interest on borrowings for construction that accrued in the second quarter of 2006 was capitalized as that quarter was part of the construction period of the new Halkey-Roberts facility. The relocation of the Halkey-Roberts operations to the new facility was completed in the second half of 2006. Income tax expense for the second quarter of 2007 was $1.7 million compared to income tax expense of $1.3 million for the same period in the prior year. The effective tax rate for the second quarter of 2007 was 32.5 percent compared with 31.5 percent for the second quarter of 2006.

The Company recorded a gain on the disposal of discontinued operations relating to the 1997 sale of its natural gas operations of $165,000 after tax, or $0.09 per basic and $0.08 per diluted share, for the second quarter of 2006 resulting from the receipt of a contingent deferred payment in 2006. Under the terms of the 1997 agreement pursuant to which the Company sold its natural gas operations, no additional payments were due after 2006.

Results for the six months ended June 30, 2007

Consolidated net income totaled $6.8 million, or $3.60 per basic and $3.42 per diluted share, in the first six months of 2007. This is compared with consolidated net income of $5.1 million, or $2.77 per basic and $2.61 per diluted share, in the first six months of 2006. The income per basic share computations are based on weighted average basic shares outstanding of 1,877,763 in the 2007 period and 1,840,119 in the 2006 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,976,502 in the 2007 period and 1,946,983 in the 2006 period.

Consolidated revenues of $46.2 million for the first six months of 2007 were 15 percent higher than revenues of $40.4 million for the first six months of 2006. This increase in revenues for the first six months of 2007 over the first six months of 2006 was primarily attributable to an approximate 49 percent increase in the revenues from the Company’s ophthalmic products, an approximate 13 percent increase in the revenues from the Company’s fluid delivery products, an approximate 5 percent increase in the revenues from the Company’s cardiovascular products and an approximate 5 percent increase in the revenues from the Company’s other products. These increases were generally attributable to higher sales volumes. Additionally, the increase in the revenues from the Company’s ophthalmic products was primarily attributable to increased sales volume with a major customer that had internal issues that adversely affected purchases in the comparable 2006 period.

Revenues by product line were as follows (in thousands):
	Six Months ended June 30,
	2007	2006

Fluid Delivery	$14,747	$13,059
Cardiovascular	12,061	11,440
Ophthalmology	9,517	6,384
Other	9,912	9,468
Total	$46,237	$40,351

Cost of goods sold of $26.3 million for the first six months of 2007 was 8 percent higher than in the comparable 2006 period. Increased sales volume and increased manufacturing overhead costs were the primary contributors to the increase in cost of goods sold for the first six months of 2007.

Gross profit of $20.0 million in the first six months of 2007 was $3.9 million, or 24 percent, higher than in the comparable 2006 period. The Company’s gross profit percentage in the first six months of 2007 was 43.2 percent of revenues compared with 40.0 percent of revenues in the first six months of 2006. The increase in gross profit percentage in the 2007 period compared to the 2006 period was primarily related to an improved mix of product sales toward products with lower costs.

The Company’s operating expenses of $9.8 million for the first six months of 2007 were $873,000 higher than the operating expenses for the first six months of 2006. This increase was comprised of a $736,000 increase in G&A expenses, a $108,000 increase in Selling expenses and a $29,000 increase in R&D expenses. The increase in G&A expenses for the first six months of 2007 was principally attributable to increased compensation costs and outside services. The increase in Selling expenses for the first six months of 2007 was primarily related to increased outside services, promotion and advertising partially offset by reduced travel-related expenses and compensation. The increase in R&D costs was primarily related to outside services. Operating income in the first six months of 2007 increased $3.0 million, or 42 percent, to $10.2 million. Operating income was 22.0 percent of revenues in the first six months of 2007 compared to 17.8 percent of revenues in the first six months of 2006. The previously mentioned increase in gross profit partially offset by the increase in operating expenses was the major contributor to the operating income improvement in the first six months of 2007.

Interest expense was $218,000 for the 2007 period and was attributable to borrowings related to the new facility for Halkey-Roberts. Interest on those borrowings that accrued in the first six months of 2007 was treated as an expense while interest on borrowings for construction that accrued in the first six months of 2006 was capitalized as that period was part of the construction period of the new Halkey-Roberts facility. The relocation of the Halkey-Roberts operations to the new facility was completed in the second half of 2006. Income tax expense for the first six months of 2007 was $3.2 million compared to income tax expense of $2.3 million for the same period in the prior year. The effective tax rate for the first six months of 2007 was 32.2 percent compared with 31.4 percent for the first six months of 2006.

The Company recorded a gain on the disposal of discontinued operations relating to the 1997 sale of its natural gas operations of $165,000 after tax, or $0.09 per basic and $0.08 per diluted share, for the first six months of 2006 resulting from the receipt of a contingent deferred payment in 2006. Under the terms of the 1997 agreement pursuant to which the Company sold its natural gas operations, no additional payments were due after 2006.

Liquidity and Capital Resources
At June 30, 2007, the Company had cash and cash equivalents of $285,000 compared with $333,000 at December 31, 2006. The Company had outstanding borrowings of $4.7 million under its $25.0 million revolving credit facility (“Credit Facility”) at June 30, 2007 and $11.4 million at December 31, 2006. The $6.7 million decrease in the outstanding balance under the Credit Facility in the first six months of 2007 was attributable to payments on the Credit Facility using cash generated primarily from operations for the first six months of 2007. The Credit Facility, which expires November 12, 2009, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources. At June 30, 2007, the Company was in compliance with all financial covenants.

As of June 30, 2007, the Company had working capital of $24.3 million, including $285,000 in cash and cash equivalents. The $611,000 increase in working capital during the first six months of 2007 was primarily related to an increase in accounts receivable partially offset by a decrease in prepaid expenses. The increase in accounts receivable during the first six months of 2007 was primarily related to the increase in revenues for the second quarter of 2007 as compared to the fourth quarter of 2006.The decrease in prepaid expenses for 2007 was primarily attributable to reduced income tax deposits. Cash flows from operating activities generated $10.3 million for the six months ended June 30, 2007 as compared to $5.8 million for the six months ended June 30, 2006. The 2007 increase was attributable to improved profitability and a smaller increase in working capital in 2007 than was realized in 2006. During the first six months of 2007, the Company expended $3.8 million for the addition of property and equipment. The Company received net proceeds of $452,000 from the exercise of employee stock options during the first six months of 2007. The Company paid dividends of $756,000 during the first six months of 2007.

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

For the quarter ended June 30, 2007, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2006 Annual Report on Form 10K.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting for the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2007 Annual Meeting of Stockholders on May 15, 2007 at its offices in Allen, Texas. At such meeting, the Company’s stockholders ratified the appointment of Grant Thornton LLP as independent accountants with 1,714,014 shares voted for ratification, 2,991 voted against, 3,630 abstentions and zero broker non-votes. The voting with respect to the nominees for election as directors was as follows:

Nominee	Votes For	Votes Withheld
Roger F. Stebbing	1,673,934	46,701
John P. Stupp, Jr.	1,673,084	47,551

The terms of the following directors continued after the meeting: Emile A. Battat, Ronald N. Spaulding, and Hugh J. Morgan, Jr.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
10.1   Deferred Compensation Plan for Non-Employee Directors (1)

10.2   Form of Deferred Fee Election Form - Deferred Compensation Plan for Non-Employee Directors (2)

10.3   Non-Employee Director Stock Purchase Plan (3)

10.4   Form of Stock Purchase Election Form - Non-Employee Director Stock Purchase Plan (4)

10.5   Incentive Compensation Plan for Chief Financial Officer for Calendar Years Beginning 2007

10.6   Halkey-Roberts Corporation Incentive Compensation Plan

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

On May 9, 2007, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the first quarter ended March 31, 2007 (Item 12).

On May 18, 2007, the Company filed a report on Form 8-K with the SEC regarding the appointment of David Battat as President and Chief Operating Officer of the Company and the approval of the Incentive Compensation Plan for Chief Financial Officer for Calendar Years Beginning 2007.

Notes
(1)	Incorporated by reference to Exhibit 4.1 to the Form S-8 of Atrion Corporation filed June 27, 2007 (File No. 333-144086).
(2)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27, 2007 (File No. 333-144086).
(3)	Incorporated by reference to Exhibit 4.1 to the Form S-8 of Atrion Corporation filed June 27, 2007 (File No. 333-144085).
(4)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27, 2007 (File No. 333-144085).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: August 7, 2007	/s/ Emile A. Battat
Emile A. Battat
Chairman and
Chief Executive Officer

Date: August 7, 2007	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer