Form 10-Q
period 2007-09-30
ATRION CORP
filed 2007-11-08
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas	75002
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 19, 2007
Common stock, Par Value $0.10 per share	1,902,467

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Revenues	$21,315	$19,290	$67,552	$59,641
Cost of goods sold	12,210	11,803	38,468	36,033
Gross profit	9,105	7,487	29,084	23,608
Operating expenses:
Selling	1,494	1,415	4,818	4,631
General and administrative	2,595	2,190	7,682	6,541
Dispute resolution	(1,398)	--	(1,398)	--
Research and development	619	696	2,024	2,072
	3,310	4,301	13,126	13,244
Operating income	5,795	3,186	15,958	10,364
Other income:
Interest income	10	5	30	26
Interest expense	(33)	(58)	(251)	(58)
Other expense, net	--	(4)	--	(26)
	(23)	(57)	(221)	(58)
Income before provision for income taxes	5,772	3,129	15,737	10,306
Provision for income taxes	(1,662)	(433)	(4,873)	(2,685)

Income from continuing operations	4,110	2,696	10,864	7,621
Gain on disposal of discontinued operations, net of income taxes	--	--	--	165
Net income	$4,110	$2,696	$10,864	$7,786
Income per basic share:
Income from continuing operations	$2.17	$1.45	$5.77	$4.13
Gain on disposal of discontinued operations	--	--	--	0.09
	$2.17	$1.45	$5.77	$4.22
Weighted average basic shares outstanding	1,895	1,858	1,883	1,846
Income per diluted share:
Income from continuing operations	$2.07	$1.38	$5.49	$3.91
Gain on disposal of discontinued operations	--	--	--	0.08
	$2.07	$1.38	$5.49	$3.99
Weighted average diluted shares outstanding	1,988	1,960	1,980	1,951
Dividends per common share	$0.24	$0.20	$0.64	$0.54

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	September 30, 2007	December 31, 2006
	(in thousands)
Current assets:
Cash and cash equivalents	$1,045	$333
Accounts receivable	10,422	10,542
Inventories	17,727	17,115
Prepaid expenses	1,029	1,530
Other	738	1,138
	30,961	30,658

Property, plant and equipment	87,868	82,536
Less accumulated depreciation and amortization	34,298	31,094
	53,570	51,442

Other assets and deferred charges:
Patents	2,030	2,264
Goodwill	9,730	9,730
Other	673	1,678
	12,433	13,672

	$96,964	$95,772

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,290	$6,041
Accrued income and other taxes	1,172	882
	8,462	6,923

Line of credit	--	11,399

Other non-current liabilities	6,433	6,555

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	15,367	14,140
Accumulated other comprehensive loss	(665)	(892)
Retained earnings	101,339	91,708
Treasury shares,1,518 at September 30, 2007 and 1,546 at December 31, 2006, at cost	(34,314)	(34,403)
Total stockholders’ equity	82,069	70,895

	$96,964	$95,772

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2007	2006
	(in thousands)

Cash flows from operating activities:
Net income	$10,864	$7,786
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of discontinued operations	--	(165)
Depreciation and amortization	4,064	3,555
Deferred income taxes	933	179
Stock-based compensation	269	61
Pension charge	228	--
Other	35	33
	16,393	11,449

Changes in operating assets and liabilities:
Accounts receivable	148	(1,250)
Inventories	(612)	(573)
Prepaid expenses	501	(221)
Other non-current assets	1,005	(99)
Accounts payable and current liabilities	1,259	968
Accrued income and other taxes	1,222	(386)
Other non-current liabilities	(1,614)	31
Net cash provided by continuing operations	18,302	9,919
Net cash provided by discontinued operations	--	165
	18,302	10,084

Cash flows from investing activities:
Property, plant and equipment additions	(6,021)	(18,589)
Property, plant and equipment sales	--	3
	(6,021)	(18,586)

Cash flows from financing activities:
Line of credit advances	19,426	30,221
Line of credit repayments	(30,825)	(21,103)
Exercise of stock options	541	1,029
Purchase of treasury stock	--	(1,594)
Tax benefit related to stock options	502	658
Dividends paid	(1,213)	(1,000)
	(11,569)	8,211

Net change in cash and cash equivalents	712	(291)
Cash and cash equivalents at beginning of period	333	525
Cash and cash equivalents at end of period	$1,045	$234

Cash paid for:
Interest (net of capitalization)	$309	$58
Income taxes	$2,349	$2,552

The accompanying notes are an integral part of these financial statements.

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
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$7,153	$7,194
Work in process	4,578	4,084
Finished goods	5,996	5,837
Total inventories	$17,727	$17,115

(3)	Income per share
The following is the computation for basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Income from continuing operations	$4,110	$2,696	$10,864	$7,621

Weighted average basic shares outstanding	1,895	1,858	1,883	1,846
Add: Effect of dilutive securities	93	102	97	105
Weighted average diluted shares outstanding	1,988	1,960	1,980	1,951

Earnings per share from continuing operations:
Basic	$2.17	$1.45	$5.77	$4.13
Diluted	$2.07	$1.38	$5.49	$3.91

There were no outstanding options to purchase shares of common stock that were not included in the diluted income per share calculations because their effect would be anti-dilutive for the three-month and nine-month periods ended September 30, 2007 and 2006.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Pension Benefits
The components of net periodic pension cost for the Atrion Corporation Cash Balance Plan (the “Plan”) are as follows for the three and nine months ended September 30, 2007 and September 30, 2006 (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$65	$69	$195	$207
Interest cost	80	83	240	249
Expected return on assets	(123)	(111)	(369)	(333)
Prior service cost amortization	(9)	(9)	(27)	(27)
Net curtailment/settlement losses	(311)	--	(311)	--
Actuarial loss	15	29	45	87

Net periodic pension cost	$(283)	$61	$(227)	$183

In September 2007, the Company terminated the Plan. Affected employees will be eligible to accrue pension benefits through December 31, 2007, but will not accrue any additional benefits under the Plan after that date.  A curtailment gain of approximately $389,000 was recorded in the third quarter of 2007.  During September 2007 the Plan settled its obligations to a certain group of participants whose employment has terminated by acquiring for them annuities from a life insurance company.  A settlement loss of approximately $700,000 was recorded in the third quarter of 2007.  Additional losses of approximately $1.0 million will be recognized in future periods as the remaining benefit obligations under the Plan are settled.

The Company has not made any contributions to the Plan during 2007 and it does not believe that any further contributions to the Plan will be required because the Plan’s assets exceed its remaining obligations by approximately $300,000.

During the third quarter the Company also terminated and settled its obligations under two nonqualified retirement plans by making additional contributions of $280,000 to the trusts for such plans and then distributing all trust assets to the plan participants.  A settlement loss of approximately $18,000 was recorded in the third quarter of 2007 with respect to these plans.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded $959,000 of unrecognized tax benefits as “Other non-current liabilities” on the consolidated balance sheet, with no net impact to the consolidated statement of operations. Of this amount, approximately $17,000 was accounted for as a reduction to the January 1, 2007 balance of retained earnings, in accordance with the adoption of FIN 48. The unrecognized tax benefits were comprised of uncertain tax positions that would impact the effective tax rate if recognized. At January 1, 2007, approximately $404,000 of unrecognized tax benefits related to items that are affected by statutes of limitation that expire within the next 12 months.

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

In the third quarter of 2007, the Company reduced its balance of unrecognized tax benefits by $382,000 related to the expiration of statutes of limitations. At September 30, 2007, the balance of unrecognized tax benefits was $561,000. The unrecognized tax benefits were comprised of uncertain tax positions that would impact the effective tax rate if recognized. Unrecognized tax benefits that are affected by statutes of limitation that expire within the next 12 months are immaterial.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2004.  In October 2007, the Internal Revenue Service (IRS) began examining certain of the Company’s U.S. Federal income tax returns for 2005. To date, no proposed adjustments have been issued. All material state and local income tax matters have been concluded for years through 2002.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Dispute Settlement

The Company had an ongoing dispute which was favorably settled in the third quarter of 2007. The Company recorded a one-time benefit of $1.4 million, net of expenses, in operating expenses. As part of this settlement the Company could receive additional annual payments totaling $4.1 million through 2025. The Company did not record these payments as part of the settlement due to the uncertainty of collection.

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

For the three months ended September 30, 2007, the Company reported revenues of $21.3 million, operating income of $5.8 million and net income of $4.1 million, up 10 percent, 82 percent and 52 percent, respectively, from the three months ended September 30, 2006. For the nine months ended September 30, 2007, the Company reported revenues of $67.6 million, operating income of $16.0 million and net income of $10.9 million, up 13 percent, 54 percent and 40 percent, respectively, from the nine months ended September 30, 2006

Results for the three months ended September 30, 2007

Consolidated net income totaled $4.1 million, or $2.17 per basic and $2.07 per diluted share, in the third quarter of 2007. This is compared with consolidated net income of $2.7 million, or $1.45 per basic and $1.38 per diluted share, in the third quarter of 2006. The income per basic share computations are based on weighted average basic shares outstanding of 1,894,622 in the 2007 period and 1,858,356 in the 2006 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,988,150 in the 2007 period and 1,960,274 in the 2006 period.

Consolidated revenues of $21.3 million for the third quarter of 2007 were 10 percent higher than revenues of $19.3 million for the third quarter of 2006. These increases were generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended September 30,
	2007	2006

Fluid Delivery	$7,236	$6,121
Cardiovascular	5,867	5,707
Ophthalmology	4,230	3,301
Other	3,982	4,161
Total	$21,315	$19,290

Cost of goods sold of $12.2 million for the third quarter of 2007 was 3 percent higher than in the comparable 2006 period. Increased sales volume and increased manufacturing overhead costs partially offset by improved manufacturing efficiencies were the primary contributors to the increase in cost of goods sold for the third quarter of 2007.

Gross profit of $9.1 million in the third quarter of 2007 was $1.6 million, or 22 percent, higher than in the comparable 2006 period. The Company’s gross profit percentage in the third quarter of 2007 was 42.7 percent of revenues compared with 38.8 percent of revenues in the third quarter of 2006. The increase in gross profit percentage in the 2007 period compared to the 2006 period was primarily related to improved manufacturing efficiencies.

The Company’s third quarter 2007 operating expenses of $3.3 million were $991,000 lower than the operating expenses for the third quarter of 2006. This decrease was comprised of a $405,000 increase in General and Administrative (G&A) expenses and a $79,000 increase in selling (Selling) expenses partially offset by a $77,000 decrease in Research and Development (R&D) expenses. Additionally, in the third quarter of 2007 the Company recorded a large non-routine item in operating expenses. The Company recorded a $1.4 million benefit, net of expenses, related to a dispute settlement. The increase in G&A expenses for the third quarter of 2007 was principally attributable to a $329,000 charge related to the termination of certain pension plans, increased compensation and benefit costs partially offset by lower costs for outside services. G&A expenses for the third quarter of 2006 included costs associated with the relocation to the new facility for a subsidiary, Halkey-Roberts Corporation (“Halkey-Roberts”). The increase in Selling expenses for the third quarter of 2007 was primarily related to increased outside services, promotion and advertising, and travel-related expenses partially offset by decreased compensation. The decrease in R&D costs was primarily related to decreased outside services. Operating income in the third quarter of 2007 increased $2.6 million, or 82 percent, to $5.8 million. Operating income was 27.2 percent of revenues in the third quarter of 2007 compared to 16.5 percent of revenues in the third quarter of 2006. The previously mentioned increase in gross profit and the decrease in operating expenses were the major contributors to the operating income improvement in the third quarter of 2007.

Interest expense was $33,000 for the 2007 period and was attributable to borrowings related to the new facility for Halkey-Roberts. Interest on those borrowings that accrued in the third quarter of 2007 was treated as an expense while interest on borrowings for construction that accrued through August 31, 2006 was capitalized as that quarter was part of the construction period of the new Halkey-Roberts facility. Interest of $58,000 on the borrowings after August 31, 2006 was treated as an expense. The relocation of the Halkey-Roberts operations to the new facility was completed by the end of the third quarter of 2006. Income tax expense for the third quarter of 2007 was $1.7 million compared to income tax expense of $433,000 for the same period in the prior year. The effective tax rate for the third quarter of 2007 was 28.8 percent compared with 13.8 percent for the third quarter of 2006. The lower effective tax rate for the 2006 period is primarily related to a review of the Company’s R&D tax credits for 2005 and prior-year tax returns which indicated that the Company was entitled to higher credits than had been claimed.

Results for the nine months ended September 30, 2007

Consolidated net income totaled $10.9 million, or $5.77 per basic and $5.49 per diluted share, in the first nine months of 2007. This is compared with consolidated net income of $7.8 million, or $4.22 per basic and $3.99 per diluted share, in the first nine months of 2006. The income per basic share computations are based on weighted average basic shares outstanding of 1,883,444 in the 2007 period and 1,846,265 in the 2006 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,980,385 in the 2007 period and 1,951,413 in the 2006 period.

Consolidated revenues of $67.6 million for the first nine months of 2007 were 13 percent higher than revenues of $59.6 million for the first nine months of 2006. These increases were generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Nine months ended September 30,
	2007	2006

Fluid Delivery	$21,984	$19,180
Cardiovascular	17,928	17,147
Ophthalmology	13,748	9,685
Other	13,892	13,629
Total	$67,552	$59,641

Cost of goods sold of $38.5 million for the first nine months of 2007 was 7 percent higher than in the comparable 2006 period. Increased sales volume and increased manufacturing overhead costs were the primary contributors to the increase in cost of goods sold for the first nine months of 2007.

Gross profit of $29.1 million in the first nine months of 2007 was $5.5 million, or 23 percent, higher than in the comparable 2006 period. The Company’s gross profit percentage in the first nine months of 2007 was 43.1 percent of revenues compared with 39.6 percent of revenues in the first nine months of 2006. The increase in gross profit percentage in the 2007 period compared to the 2006 period was primarily related to an improved mix of product sales toward products with lower costs and improved manufacturing efficiencies.

The Company’s operating expenses of $13.1 million for the first nine months of 2007 were $118,000 lower than the operating expenses for the first nine months of 2006. This decrease was comprised of an $1.1 million increase in G&A expenses and a $187,000 increase in Selling expenses partially offset by a $48,000 decrease in R&D expenses. Additionally, in the third quarter of 2007 the Company recorded a $1.4 million benefit, net of expenses, related to a dispute settlement as a reduction in operating expenses. The increase in G&A expenses for the first nine months of 2007 was principally attributable to a $329,000 charge related to the termination of certain pension plans, increased compensation costs partially offset by reduced outside services. The increase in Selling expenses for the first nine months of 2007 was primarily related to increased outside services, promotion and advertising partially offset by reduced compensation. The decrease in R&D costs was primarily related to lower costs for outside services and supplies. Operating income in the first nine months of 2007 increased $5.6 million, or 54 percent, to $16.0 million. Operating income was 23.6 percent of revenues in the first nine months of 2007 compared to 17.4 percent of revenues in the first nine months of 2006. The previously mentioned increase in gross profit and the decrease in operating expenses were the major contributors to the operating income improvement in the first nine months of 2007.

Interest expense was $251,000 for the 2007 period and was attributable to borrowings related to the new facility for Halkey-Roberts. Interest on those borrowings that accrued in the first nine months of 2007 was treated as an expense while interest on borrowings for construction that accrued through August 31, 2006 was capitalized as that period was part of the construction period of the new Halkey-Roberts facility. Interest of $58,000 on the borrowings after August 31, 2006 was treated as an expense. The relocation of the Halkey-Roberts operations to the new facility was completed by the end of the third quarter of 2006. Income tax expense for the first nine months of 2007 was $4.9 million compared to income tax expense of $2.7 million for the same period in the prior year. The effective tax rate for the first nine months of 2007 was 31.0 percent compared with 26.1 percent for the first nine months of 2006. The lower effective tax rate for the 2006 period is primarily related to a review of the Company’s R&D tax credits for 2005 and prior-year tax returns which indicated that the Company was entitled to higher credits than had been claimed.

During the first nine months of 2006, the Company recorded a gain on the disposal of discontinued operations relating to the 1997 sale of its natural gas operations of $165,000 after tax, or $0.09 per basic and $0.08 per diluted share, resulting from the receipt of a contingent deferred payment in 2006. Under the terms of the 1997 agreement pursuant to which the Company sold its natural gas operations, no additional payments were due after 2006.

Liquidity and Capital Resources
At September 30, 2007, the Company had cash and cash equivalents of $1.0 million compared with $333,000 at December 31, 2006. The Company had no outstanding borrowings under its $25.0 million revolving credit facility (“Credit Facility”) at September 30, 2007 and $11.4 million at December 31, 2006. Cash generated primarily from operations during the first nine months of 2007 was used to pay off the $11.4 million outstanding balance under the Credit Facility as of December 31, 2006 and interest thereon accruing during 2007. The Credit Facility, which expires November 12, 2009, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources. At September 30, 2007, the Company was in compliance with all financial covenants.

As of September 30, 2007, the Company had working capital of $22.5 million, including $1.0 million in cash and cash equivalents. The $1.2 million decrease in working capital during the first nine months of 2007 was primarily related to an increase in accounts payable and other accrued expenses and a decrease in prepaid expenses partially offset by increases in inventory and cash. The increase in accounts payable for 2007 is primarily related to inventory purchases. The decrease in prepaid expenses for 2007 was primarily attributable to reduced income tax deposits. The increase in inventories for 2007 is related to increased stocking levels necessary to support current operations. The increase in cash for 2007 is primarily related to amounts available from operations after the Company paid off its outstanding borrowings. Cash flows from operating activities generated $18.3 million for the nine months ended September 30, 2007 as compared to $10.1 million for the nine months ended September 30, 2006. The 2007 increase was attributable to improved profitability and improved working capital changes in 2007 as compared to working capital changes in 2006. During the first nine months of 2007, the Company expended $6.0 million for the addition of property and equipment. During the first nine months of 2007, the Company received net proceeds of $541,000 from the exercise of employee stock options and paid dividends of $1.2 million.

The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company’s credit facility, supplemented, if necessary, with equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company’s cash requirements for the foreseeable future.

Forward-Looking Statements
The statements in this Management’s Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company’s expectations regarding future liquidity and capital resources and the effects of terminating the Company’s pension plans. Words such as “anticipates,” “believes,” “expects,” “estimated” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company’s ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company’s results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended September 30, 2007, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2006 Annual Report on Form 10K.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting for the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in claims or litigation that arise in the normal course of business. The Company is not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on the Company’s business, financial condition, or results of operations.

Item 1A.	Risk Factors

Other than as set forth below, there were no material changes to Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

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

On August 7, 2007, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the second quarter ended June 30, 2007 (Item 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: November 7, 2007	/s/ Emile A. Battat
Emile A. Battat
Chairman and
Chief Executive Officer

Date: November 7, 2007	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer