Form 10-K
period 2007-12-31
ATRION CORP
filed 2008-03-13
CIK 701288

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
Commission File Number 0-10763
_______________________

Atrion Corporation
(Exact name of Registrant as specified in its charter)

Delaware	63-0821819
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway,
Allen, Texas	75002
(Address of principal executive offices)	(ZIP code)

Registrant’s telephone number, including area code:  (972) 390-9800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $.10 Par Value	NASDAQ

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Exchange Act Rule 12b-2Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No  ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 29, 2007, was $146,036,910 based on the last reported sales price of the common stock on the Nasdaq National Market on such date. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant

Number of shares of Common Stock outstanding at February 25, 2008: 1,960,535

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2008 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2007
________

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.	BUSINESS

General

Atrion Corporation (“Atrion” or the “Company”) designs, develops, manufactures, sells and distributes products and components, primarily for the medical and healthcare industry. The Company’s products range from ophthalmology and cardiovascular products to fluid delivery devices. The Company has a line of non-medical components that are sold for use in aviation and marine safety products. The Company also owns and maintains a small gaseous oxygen pipeline that is incidental to the overall operations of the Company.

The Company’s fluid delivery products accounted for 32 percent, 32 percent and 28 percent of net revenues for 2007, 2006 and 2005, respectively. The Company develops, manufactures and markets several specialized intravenous fluid delivery tubing sets and accessories. The intravenous fluid delivery line includes more than 80 distinct models used for complex therapy procedures employed in anesthesia administration, intravenous fluid therapy, critical care and oncology therapy. The Company is an industry leader in the manufacturing of medical tubing clamps. These products include clamps offering such features as six match-to-fit sizes with compatibility to all grades of medical tubing, molding in a variety of materials, and compatibility with different sterilization processes. The Company’s swabbable luer valve allows needleless luer connections to luer access devices in IV applications. These valves provide an economical replacement for needle access ports in drug delivery and IV applications and maintain a sterile, closed IV system without the need for replacement caps. The Company has developed a wide variety of luer syringe check valves and one-way valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, catheter and other applications.

The Company’s cardiovascular products accounted for 27 percent, 29 percent and 27 percent of net revenues for 2007, 2006 and 2005, respectively. At the heart of the Company’s cardiovascular products is the MPS2® Myocardial Protection System (“MPS2”), a proprietary technology that delivers essential fluids and medications to the heart during open-heart surgery. The MPS2 integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible management of this process, indicating improved patient outcomes. New features include an expanded flow range, low volume mode and cyclic flow mode. The MPS2 is the only device used in open-heart surgery that allows for the mixing of drugs into the bloodstream without diluting the blood. The MPS2 employs advanced pump, temperature control and microprocessor technologies and includes a line of disposable products. The Company also develops, manufactures and markets other cardiovascular products which consist principally of the following: cardiac surgery vacuum relief valves; Retract-O-Tape® silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; and Clean-Cut® rotating aortic punch and PerfectCut® Aortotomy System, both of which are used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

The Company’s ophthalmic products accounted for 20 percent, 17 percent and 20 percent of net revenues for 2007, 2006 and 2005, respectively. Atrion is a leading manufacturer of soft contact lens storage and disinfection cases. Atrion produces a complete line of products which are compatible with all solutions for use with soft or rigid gas permeable lenses. The Company also works with customers to provide customized distribution of products. As a registered pharmaceutical reseller, Atrion provides custom packaging, including component purchasing as well as labeling. Warehousing as well as inventory management is included in Atrion's complete kitting services. The Company also designs, manufactures, sells and distributes the LacriCATH® product line, a line of balloon catheters that is used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora (chronic tearing). People affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of nasolacrimal blockage. LacriCATH balloon catheters are the only balloon catheters with Food and Drug Administration (“FDA”) approval for use in this application.

The Company’s other medical and non-medical products accounted for 21 percent, 22 percent and 25 percent of net revenues for 2007, 2006 and 2005, respectively. Atrion is the leading manufacturer of inflation systems and valves used in marine and aviation safety products. The Company manufactures inflation devices, oral inflation tubes, right angle connectors, valves, and closures for life vests, life rafts, inflatable boats, survival equipment, and other inflatable structures. Atrion also produces many one-way and two-way "Breather" valves for use on electronics cases, munitions cases, pressure vessels, transportation container cases, escape slides, and many other medical and non-medical applications requiring pressure relief. Atrion provides contract manufacturing services for other major original equipment manufacturers of medical devices. The Company has the ability to take a product from concept through design, development and prototype all the way to full-scale production manufacturing. Core competencies include engineering product design and development, prototyping, assembly, insert and injection molding, automation, RF-welding, ultrasonic and heat sealing, and sterile packaging. The Company’s ACTester product line consists of instrumentation and associated disposables used to measure the activated clotting time of blood. The Company manufactures, sells and distributes a line of products designed for safe needle and scalpel blade containment. The Company owns and maintains a 22-mile high-pressure steel pipeline in north Alabama that is leased to an industrial gas producer that transports gaseous oxygen to one of its customers.

Marketing and Major Customers

The Company markets components to other equipment manufacturers for incorporation in their products and sells finished devices to physicians, hospitals, clinics and other treatment centers. Sales managers working with a direct sales force, commissioned sales agents, and distributors handle these sales. The Company’s sales managers work closely with major customers in designing and developing products to meet customer requirements.

Company revenues from sales to parties outside the United States totaled approximately 36 percent, 30 percent and 27 percent of the Company’s net revenues in 2007, 2006 and 2005, respectively. These sales are made to various manufacturers and through distributors in over 50 countries outside the United States. Company revenues from sales to parties in Canada totaled approximately 17 percent, 11 percent and 11 percent of the Company’s net revenues in 2007, 2006 and 2005, respectively.

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

During 2007, Novartis was the Company’s only customer accounting for more than 10 percent of the Company’s revenues, with various products sold to several divisions of Novartis accounting for approximately 14 percent of the Company’s revenues. The loss of this customer would have a material adverse impact on the Company’s business, financial condition and results of operations.

Manufacturing

The Company's medical products and other components are produced at facilities in Arab, Alabama, St. Petersburg, Florida and Allen, Texas. The facilities in Arab and St. Petersburg both utilize plastic injection molding and specialized assembly as their primary manufacturing processes. The Company’s other manufacturing processes consist of the assembly of standard and custom component parts and the testing of completed products.

The Company devotes significant attention to quality assurance. Its quality assurance measures begin with the suppliers which participate in the Company’s supplier quality assurance program. It continues at the manufacturing level where many components are assembled in a “clean room” environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Most finished products are then shipped to outside processors for sterilization by radiation or ethylene oxide gas. After sterilization, the products are quarantined and tested before they are shipped to customers.

Skills of assembly workers required for the manufacture of medical products are similar to those required in typical assembly operations. The Company currently employs workers with the skills necessary for its assembly operations and believes that additional workers with these skills are readily available in the areas where the Company’s plants are located.

The Company’s medical device operations are ISO13485:2003 certified and are subject to FDA jurisdiction. The Company’s non-medical device operations are ISO9001-2000 certified.

Research and Development

The Company believes that a well-targeted research and development program is an essential part of the Company’s activities, and the Company is currently engaged in a number of research and development projects. The objective of the Company’s program is to develop new products in the Company’s current product lines, improve current products and develop new product lines. Recent major development projects include, but are not limited to, inflation devices for balloon catheter dilation, stent deployment, tissue displacement and fluid dispensing; inflation devices for orthopedic procedures; advanced contact lens disinfection systems; product-line expansion in ophthalmology; product-line expansion for MPS2 products; products designed for safe needle and scalpel blade containment; and the integration of needle-free technology with fluid delivery products. The Company expects to incur additional research and development expenses in 2008 for various projects.

The Company’s consolidated research and development expenditures for 2007, 2006 and 2005 were $2,778,000, $2,794,000, and $2,396,000, respectively.

Availability of Raw Materials

The principal raw materials that the Company uses in its products are polyethylene, polypropylene and polyvinyl chloride resins. The Company’s ability to operate profitably is dependent, in large part, on the market for these resins. As these resins used by the Company are derived from petroleum and natural gas, prices fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of the companies that produce these products to meet market needs. Instability in the world markets for petroleum and natural gas could adversely affect the prices of the Company’s raw materials and their general availability.

The Company subcontracts with various suppliers to provide the quantity of component parts necessary to assemble the Company’s products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources that manufacture these components using the Company’s toolings. The Company believes that there are satisfactory alternative sources for single-sourced components, although a sudden disruption in supply from one of these suppliers could adversely affect the Company’s ability to deliver finished products on time. The Company owns the molds used for production of a majority of its components. Consequently, in the event of supply disruption, the Company would be able to fabricate its own components or subcontract with another supplier, albeit after a delay in the production process.

Patents and License Agreements

The commercial success of the Company is dependent, in part, on its ability to continue to develop patentable products, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company currently has 287 active patents and patent applications pending on products that are either being sold or are in development. The Company pays royalties to outside parties for four patents. All of these patents and patents pending relate to current products being sold by the Company or to products in evaluation stages.

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

However, in many of the Company’s markets, the Company competes with numerous other companies in the sale of healthcare products. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than those of the Company. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of the Company’s cardiovascular and fluid delivery competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, HMOs and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. Furthermore, innovations in surgical techniques or medical practices could have the effect of reducing or eliminating market demand for one or more of the Company’s products. In addition, the Company’s competitors may use price reductions to preserve market share in their product markets.

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

Government Regulation

Products

The manufacture and sale of medical products are subject to regulation by numerous United States governmental authorities, principally the FDA, and corresponding foreign agencies. The research and development, manufacturing, promotion, marketing and distribution of medical products in the United States are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder (“FDC Act and Regulations”). All manufacturers of medical devices must register with the FDA and list all medical devices manufactured by them. The list must be updated annually. The Company’s medical product subsidiaries and certain of their customers are subject to inspection by the FDA for compliance with such regulations and procedures and the Company’s medical products manufacturing facilities are subject to regulation by the FDA.

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, total or partial suspension of production, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. The Company’s medical products subsidiaries and certain of their customers are subject to these inspections. The Company believes that it has met all FDA requirements.

Under the FDA’s requirements, if a manufacturer can establish that a newly-developed device is “substantially equivalent” to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established or if the FDA determines that the device requires a more rigorous review, the FDA will require that the manufacturer submit a premarket approval (“PMA”) that must be reviewed and approved by the FDA prior to marketing and sale of the device in the United States. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date of FDA submission. Both a 510(k) and a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. The Company believes that it is in compliance with these rules.

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

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government-managed systems. Market acceptance of the Company’s products in international markets depends, in part, on the availability and level of reimbursement.

Medicare and Medicaid reimbursement for hospitals is generally based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals may seek to use less costly methods in treating Medicare and Medicaid patients. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for physicians who perform certain procedures has been and may in the future be reduced, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Third-party payors may challenge the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application.

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

Product Liability and Insurance

The design, manufacture and marketing of products of the types the Company produces entail an inherent risk of product liability claims. A problem with one of the Company’s products could result in product liability claims or a recall of, or safety alert or advisory notice relating to, the product.

Advisory Board

Several physicians and perfusionists with substantial expertise in the field of myocardial protection serve as Clinical Advisors for the Company. These Clinical Advisors have assisted in the identification of the market need for myocardial protection systems and the subsequent design and development of the Company’s MPS2 and its predecessor. Members of the Company’s management and scientific and technical staff from time to time consult with these Clinical Advisors to better understand the technical and clinical requirements of the cardiovascular surgical team and product functionality needed to meet those requirements. The Company anticipates that these Clinical Advisors will play a similar role with respect to other products and may assist the Company in educating other physicians in the use of the MPS2 and related products.

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

People

At January 31, 2008, the Company had 492 full-time employees. Employee relations are good and there has been no work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.

Available Information

The Company’s website address is www.atrioncorp.com. All of the Company’s filings with the U. S. Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, are available free of charge through its website. Those reports are posted to the website as soon as reasonably practicable after they are filed with or furnished to the SEC.

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

•	Our business is dependent on the price and availability of resins and our ability to pass on resin price increases to our customers.
The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in large part, on the market for these resins. The resins used by us are derived from petroleum and natural gas; therefore, prices fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of the companies that produce these products to meet market needs. Instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability.

Our ability to maintain profitability is heavily dependent upon our ability to pass through to our customers the full amount of any increase in raw material costs. If resin prices increase and we are not able to fully pass on the increases to our customers, our results of operations and our financial condition will be adversely affected.

•	The loss of a key supplier of raw materials could lead to increased costs and lower profit margins.
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

•	A substantial portion of our customer relationships are open short-term purchase commitments and, as a result, many of our customers may unilaterally reduce the purchase of our products.
A substantial portion of our customer relationships are based on open short-term purchase commitments. As a result, many of our customers may unilaterally reduce the purchase of our products or, in certain cases, terminate existing orders for which we may have incurred significant production costs. A loss of a major customer or a number of our smaller customers could materially adversely affect our financial condition and results of operations.

•	Product liability claims could adversely affect our financial condition and results of operations.
We may be subject to product liability claims involving claims of personal injury or property damage. Our product liability insurance coverage may not be adequate to cover the cost of defense and the potential award in the event of a claim. Also, a well-publicized actual or perceived problem could adversely affect our reputation and reduce the demand for our products.

•	Our success is dependent on our ability to develop patentable products, to preserve our trade secrets and operate without infringing or violating the proprietary rights of third parties.
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

•	International patent protection is uncertain.
Patent law outside the United States is uncertain and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. We may participate in opposition proceedings to determine the validity of our or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.

•	New lines of business or new products and services may subject us to additional risks.
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

•	Some of our competitors have significantly greater resources than we do, and it may be difficult for us to compete against them.
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

•
We are subject to substantial governmental regulation and our failure to comply with applicable governmental regulations could subject us to numerous penalties, any of which could adversely affect our business.

We are subject to numerous governmental regulations relating to, among other things, our ability to sell our products, third-party reimbursement and Medicare and Medicaid fraud and abuse. If we do not comply with applicable governmental regulations, governmental authorities could do any of the following:
•	impose fines and penalties on us;
•	prevent us from manufacturing our products;
•	bring civil or criminal charges against us;
•	delay the introduction of our new products into the market;
•	recall or seize our products;
•	disrupt the manufacture or distribution of our products; or
•	withdraw or deny approvals for our products.

Any one of these results could materially adversely affect our revenues and profitability and harm our reputation.

•	We will be unable to sell our products if we fail to comply with manufacturing regulations.
To manufacture our products commercially, we must comply with government manufacturing regulations that govern design controls, quality systems and documentation policies and procedures. The FDA and equivalent foreign governmental authorities periodically inspect our manufacturing facilities and the manufacturing facilities of our OEM medical device customers. If we or our OEM medical device customers fail to comply with these manufacturing regulations or fail any FDA inspections our marketing or distribution of our products may be prevented or delayed, which would negatively impact our business.

•	Our products are subject to product recalls even after receiving regulatory clearance or approval, and any such recalls would negatively affect our financial performance and could harm our reputation.
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

•	We may not receive regulatory approvals for new product candidates or approvals may be delayed.
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

•	We rely on technology to operate our business and any failure of these systems could harm our business.
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

•
We sell many of our products to healthcare providers that rely on Medicare, Medicaid and private health insurance plans to reimburse the costs associated with the procedures performed using our products and these third party payors may deny reimbursement for use of our products.

We are dependent, in part, upon the ability of healthcare providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which our products are used. Third-party payors may deny reimbursement if they determine that a prescribed product has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or adverse changes in government and private third-party payors’ policies toward reimbursement for procedures employing our products, could have a material adverse effect on the Company’s business, financial condition and results of operations. Major third-party payors for medical services in the United States and other countries continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to charges for services performed. Further implementation of legislative or administrative reforms to the United States or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our products or denies coverage for such procedures would have an adverse effect on our business, financial condition and results of operations. Hospitals or physicians may respond to these cost-containment pressures by substituting lower cost products or other therapies for our products.

•	We may not be able to attract and retain skilled people
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

•	Severe weather, natural disasters, acts of war or terrorism or other external events could significantly impact our business.
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

•	Our stock price can be volatile.
Stock price volatility may make it more difficult for our stockholders to sell their common stock when they want and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•	actual or anticipated variations in quarterly results of operations;
•	recommendations by securities analysts;
•	operating and stock price performance of other companies that investors deem comparable to the Company;
•	perceptions in the marketplace regarding the Company and our competitors;
•	new technology used, or services offered, by competitors;

•	trading by funds with high-turnover practices or strategies;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or our competitors;
•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	changes in government regulations; and
•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

•	Our sales and operations are subject to the risks of doing business internationally

We are increasing our presence in international markets, which subjects us to many risks, such as:
•	economic problems that disrupt foreign healthcare payment systems;
•	the imposition of governmental controls;
•	less favorable intellectual property or other applicable laws;
•	the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;
•	changes in tax laws and tariffs; and
•	longer payment cycles.

Our operations and marketing practices are also subject to regulation and scrutiny by the governments of the other countries in which we operate. In addition, the Foreign Corrupt Practices Act, or FCPA, prohibits United States companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In certain countries, the healthcare professionals we regularly interact with may meet the definition of a foreign official for purposes of the FCPA. Additionally, we are subject to other United States laws in our international operations. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

A portion of our business is conducted in currencies other than our reporting currency, the United States dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the United States dollar and the currencies in which we do business will affect our operating results, often in unpredictable ways.

•	We may experience fluctuations in our quarterly operating results.

We have historically experienced, and may continue to experience, fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:
•	demand for our products;
•	pricing decisions, and those of our competitors, including decisions to increase or decrease prices;
•	regulatory approvals for our products;
•	timing and levels of spending for research and development; sales and marketing;
•	timing and market acceptance of new product introductions by us or our competitors;
•	development or expansion of business infrastructure in new clinical and geographic markets;
•	tax rates in the jurisdictions in which we operate;
•	shipping delays or interruptions;

•	customer credit holds;
•	timing and recognition of certain research and development milestones and license fees; and
•	ability to control our costs;

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company is headquartered in Allen, Texas, and maintains operations at that location (108,000 square feet on 19 acres) as well as in Arab, Alabama (112,000 square feet on 67 acres), and St. Petersburg, Florida (178,000 square feet on 11 acres).  Each facility houses administrative, engineering, manufacturing, and warehousing operations.  All operational facilities are Company owned.

The Company owns and maintains a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

ITEM 3.	LEGAL PROCEEDINGS

The Company has no pending legal proceedings of the type described in Item 103 of Regulation S-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2007, no matters were submitted to a vote of security holders.

Executive Officers of the Company

Name	Age	Title
Emile A. Battat	69	Chairman and Chief Executive Officer of the Company and Chairman or President of all subsidiaries

David A. Battat	38	President and Chief Operating Officer of the Company and President of Halkey-Roberts

Jeffery Strickland	49	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Emile A. Battat and Jeffery Strickland currently serve as officers of the Company and all subsidiaries. David A. Battat currently serves as an officer of the Company and Halkey-Roberts. The officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries will expire at the time such meetings of the Board of Directors of the Company and its subsidiaries are held, which is anticipated to be in May 2008.

There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected. There are no family relationships between any of the executive officers or directors except that David A. Battat is the son of Emile A. Battat.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officers during the past five years.

Brief Account of Business Experience During the Past Five Years

Mr. Emile Battat has been a director of the Company since 1987 and has served as Chairman of the Board of the Company since January 1998. Mr. Battat has served as Chief Executive Officer of the Company and as Chairman or President of all subsidiaries since October 1998. Mr. Battat also served as President of the Company from October 1998 until May 2007.

Mr. David Battat has been President and Chief Operating Officer of the Company since May 2007. Mr. Battat has served as President of Halkey-Roberts (a subsidiary) since January 2006 and served from February 2005 through December 2005 as Halkey-Roberts’ Vice President - Business Development and General Counsel. From 2002 through 2004, Mr. Battat was engaged in the private practice of law.

Mr. Strickland has served as Vice President and Chief Financial Officer, Secretary and Treasurer of the Company since February 1, 1997 and has served as Vice President or Secretary-Treasurer for all the Company’s subsidiaries since January 1997. Mr. Strickland was employed by the Company or its subsidiaries in various other positions from September 1983 through January 1997.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Nasdaq Global Select Market (Symbol ATRI). As of February 22, 2008, the Company had approximately 1,400 stockholders, including beneficial owners holding shares in nominee or “street” name. The high and low closing prices as reported by Nasdaq for each quarter of 2006 and 2007 are shown below.

Year Ended December 31, 2006:	High	Low
First Quarter	$78.99	$66.30
Second Quarter	$80.96	$64.31
Third Quarter	$77.50	$67.37
Fourth Quarter	$79.52	$75.13

Year Ended December 31, 2007:	High	Low
First Quarter	$95.00	$78.31
Second Quarter	$98.79	$89.50
Third Quarter	$125.00	$96.30
Fourth Quarter	$126.00	$107.65

In September 2003, the Company announced that its Board of Directors had approved a policy for the payment of regular quarterly cash dividends on the Company’s common stock. The Company began paying a quarterly cash dividend of $.12 per share starting in September of 2003.  The quarterly dividend was increased to $.14 per share in September of 2004, to $.17 per share in September 2005, to $.20 per share in September 2006 and to $.24 per share in September 2007. The Company paid quarterly dividends totaling $1.7 million to its stockholders in 2007.

The following table provides certain information about securities authorized for issuance under the Company's equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	157,440		$34.70	(3)	58,524	(1)
Equity compensation plans not approved by security holders	5,210	(2)	$12.25	(3)	2,290	(4)
Total	162,650		$33.96	(3)	60,814

(1)  Consists of shares of the Company's common stock authorized for issuance under (i) the Company's 1997 Stock Incentive Plan, which provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and performance shares and (ii) the Company’s 2006 Equity Incentive Plan which provides for the grant to key employees and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), stock appreciation rights and performance shares. The number of shares available for issuance under both plans is subject to equitable adjustment by the Compensation Committee of the Board of Directors in the event of any change in the Company's capitalization, including, without limitation, a stock dividend or stock split.

(2)  Includes 5,000 shares of the Company's common stock authorized for issuance upon exercise of nonqualified options granted to certain of the Company's clinical advisors on February 10, 1998.  All such options are now vested and expire ten years from the grant date.  The exercise price of the options is the closing price on the Nasdaq Global Select Market of the Company's common stock on the grant date. Also includes 210 shares of the Company’s common stock authorized for issuance upon settlement of DSU’s credited to non-employee directors under the Company’s Deferred Compensation Plan for Non-Employee Directors. The material terms of the plan are described in Note 8 to the consolidated financial statements.

(3)  The DSUs and RSUs are excluded from the calculation of the weighted average exercise price.

(4)  Consists of shares of the Company’s common stock authorized for issuance upon settlement of DSUs under the Company’s Deferred Compensation Plan for Non-Employee Directors.

The Company has a Common Share Purchase Rights Plan, which is intended to protect the interests of stockholders in the event of a hostile attempt to take over the Company.  The rights, which are not presently exercisable and do not have any voting powers, represent the right of the Company’s stockholders to purchase at a substantial discount, upon the occurrence of certain events, shares of common stock of the Company or of an acquiring company involved in a business combination with the Company.  This plan, which was adopted in August of 2006, expires in August of 2016.

During the year ended December 31, 2007, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, and during the fourth quarter of 2007 did not repurchase any of its equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In thousands, except per share amounts)

	2007		2006	2005	2004	2003
Operating Results for the Year ended December 31,
Revenues	$88,540		$81,020	$72,089	$66,081	$62,803
Operating income	20,195	(a)	14,338	12,698	8,596	6,923
Income from continuing operations	14,006	(a)	10,600	8,793	6,305	4,892
Net income	14,006	(a)	10,765	8,958	6,470	5,057
Depreciation and amortization	5,534		5,005	5,389	4,830	4,783
Per Share Data:
Income from continuing operations, per diluted share	7.06	(a)	5.43	4.57	3.41	2.66
Net income per diluted share	7.06	(a)	5.51	4.66	3.50	2.75
Cash dividends per common share	.88		.74	.62	.52	.24	(b)
Average diluted shares outstanding	1,985		1,953	1,924	1,850	1,839
Financial Position at December 31,
Total assets	99,313		95,772	78,470	67,408	60,050
Long-term debt	-		11,399	2,529	2,936	4,287

(a)	Included two special items that combined to add $1.1 million to operating income, $695,000 to net income and $0.35 to net income per diluted share.
(b)	Dividends on outstanding shares of common stock paid in the 3rd and 4th quarters at $.12 per share

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, develops, manufactures, sells and distributes products and components, primarily for the medical and healthcare industry. The Company markets components to other equipment manufacturers for incorporation in their products and sells finished devices to physicians, hospitals, clinics and other treatment centers. The Company’s medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. The Company’s other medical and non-medical products include instrumentation and disposables used in dialysis, contract manufacturing and valves and inflation devices used in marine and aviation safety products.  In 2007 approximately 36 percent of the Company's sales were outside the United States.

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

For the year ended December 31, 2007, the Company reported revenues of $88.5 million, income from continuing operations of $14.0 million and net income of $14.0 million, up 9 percent, 32 percent and 30 percent, respectively, from 2006.

Results of Operations

The Company’s net income was $14.0 million, or $7.42 per basic and $7.06 per diluted share, in 2007, compared to net income of $10.8 million, or $5.82 per basic and $5.51 per diluted share, in 2006 and $9.0 million, or $4.99 per basic and $4.66 per diluted share, in 2005. Revenues were $88.5 million in 2007, compared with $81.0 million in 2006 and $72.1 million in 2005. The 9 percent revenue increase in 2007 over 2006 and the 12 percent revenue increase in 2006 over 2005 were generally attributable to higher sales volumes.

Annual revenues by product lines were as follows (in thousands):

	2007	2006	2005

Fluid Delivery	$28,745	$25,809	$20,447
Cardiovascular	23,577	23,290	19,307
Ophthalmology	17,614	13,744	14,514
Other	18,604	18,177	17,821
Total	$88,540	$81,020	$72,089

The Company’s cost of goods sold was $50.8 million in 2007, compared with $48.6 million in 2006 and $43.1 million in 2005.  The 5 percent increase in cost of goods sold for 2007 over 2006 and the 13 percent increase in cost of goods sold for 2006 over 2005 were primarily related to the revenue increases shown above.

Gross profit in 2007 increased $5.4 million to $37.8 million, compared with $32.4 million in 2006 and $29.0 million in 2005. The Company’s gross profit was 43 percent of revenues in 2007 and 40 percent of revenues in both 2006 and 2005. The increase in gross profit percentage in 2007 from the prior year was primarily due to a favorable shift in product mix and improvements in manufacturing efficiencies.

Operating expenses were $17.6 million in 2007, compared with $18.1 million in 2006 and $16.3 million in 2005. The decrease in operating expenses in 2007 from 2006 was primarily related to the special item described below, partially offset by increases in selling (“Selling”) and general and administrative (“G&A”) expenses. In 2007, the Company recorded a $1.4 million benefit, net of expenses, related to a dispute settlement. This benefit was reflected as a reduction in operating expenses. Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Selling expenses increased $286,000 in 2007, primarily as a result of increased outside services, promotion and advertising expenses. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. In 2007, G&A expenses increased $592,000, primarily attributable to a $329,000 charge related to the termination of certain pension plans, increased compensation and benefit costs partially offset by lower costs for outside services. The increase in operating expenses in 2006 from 2005 was primarily related to increased research and development (“R&D”), Selling and G&A expenses. R&D expenses increased $398,000 in 2006, primarily due to increased legal expenses, prototype supplies and compensation costs. Selling expenses increased $430,000 in 2006, primarily as a result of increased compensation costs, commissions, outside services, promotion and advertising. In 2006, G&A expenses increased $1.0 million, primarily due to outside services, taxes, compensation and benefits and costs associated with the relocation to the new facility for a subsidiary of the Company, Halkey-Roberts Corporation (“Halkey-Roberts”).

The Company’s operating income for 2007 was $20.2 million, compared with $14.3 million in 2006 and $12.7 million in 2005. The increase in gross profit and the decrease in operating expenses described above were the major contributors to the operating income improvement in 2007. The previously mentioned increase in gross profit partially offset by the previously mentioned increase in operating expenses was the major contributor to the operating income improvement in 2006.

Interest expense was $251,000 in 2007 compared to $253,000 in 2006 and $61,000 in 2005.  The decrease in 2007 was primarily related to decreased interest rates and reduced borrowing levels. Interest of $326,000 was capitalized in 2006 during the construction of the new facility for Halkey-Roberts. After September 2007 the Company had no borrowings outstanding under its Credit Facility.

Income tax expense in 2007 totaled $6.0 million, compared with $3.6 million in 2006 and $3.9 million in 2005. The effective tax rates for 2007, 2006 and 2005 were 30.0 percent, 25.2 percent and 30.7 percent, respectively. Benefits from tax incentives for domestic production, exports and R&D expenditures totaled $1,000,000 in 2007, $1,603,000 in 2006 and $642,000 in 2005. Benefits from changes in uncertain tax positions totaled $168,000 in 2007. The lower effective tax rate in 2006 is primarily a result of a review and documentation of the Company’s R&D tax credits for 2005 and prior-year tax returns which indicated that the Company was entitled to higher credits than had been claimed. The Company expects the effective tax rate for 2008 to be approximately 32.0 percent.

The Company believes that 2008 revenues will be higher than 2007 revenues and that the cost of goods sold, gross profit, operating income and net income will each be higher in 2008 than in 2007. Net income in 2008 will be negatively impacted by an increase in the Company’s income tax rate. The Company further believes that in 2008 the Company will have continuing volume growth in most of its product lines, complemented by the introduction of new products, and will achieve continued growth in operating income.

Discontinued Operations

During 2006 and 2005, the Company recorded a gain of $165,000 after tax, on the disposal of discontinued operations related to the 1997 sale of its natural gas operations. These gains represented $.09 per basic share in each of 2006 and 2005 and $.08 per diluted share in 2006, and $.09 per diluted share in 2005. These amounts are net of income tax expense of $85,000 in each of the two years.  Under the terms of the 1997 agreement, the Company received contingent deferred payments of $250,000 each, before-tax, from the purchaser in April 2006 and 2005.  No additional payments were due under this agreement after 2006.

Liquidity and Capital Resources

The Company has a $25.0 million revolving credit facility (the “Credit Facility”) with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions (see Note 4 of Notes to Consolidated Financial Statements). Borrowings under the Credit Facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. At December 31, 2007, the Company had $25.0 million available for borrowing under the Credit Facility.

At December 31, 2007, the Company had cash and cash equivalents of $3.5 million compared with $333,000 at December 31, 2006. The Company had no outstanding borrowings under its Credit Facility at December 31, 2007 and $11.4 million at December 31, 2006. The Credit Facility, which expires November 11, 2009, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources. At December 31, 2007, the Company was in compliance with all financial covenants.

Cash flows from continuing operations generated $22.7 million in 2007 as compared to $12.6 million in 2006. The primary contributors to this increase were the improved operating results for the 2007 period and improved working capital changes in 2007 as compared to working capital changes in 2006. Cash provided by operating activities consisted primarily of net income adjusted for certain non-cash items and changes in working capital items. Non-cash items included depreciation and amortization and deferred income taxes. Working capital items consisted primarily of accounts receivable, accounts payable, inventories and other current assets and other current liabilities.

At December 31, 2007, the Company had working capital of $25.7 million, including $3.5 million in cash and cash equivalents. The $2.0 million increase in working capital during 2007 was primarily related to an increase in cash offset by a decrease in accounts receivable, and increases in accounts payables and accrued liabilities. The increase in cash was primarily related to amounts available from operations after the Company paid off its outstanding borrowings under its Credit Facility in September 2007. The decrease in accounts receivable was related to improved collections as compared to 2006. The increase in accounts payable was related to increased inventory purchases. The 2007 increase in accrued liabilities was primarily related to accrued compensation.

Capital expenditures for property, plant and equipment totaled $7.9 million in 2007, compared with $20.9 million in 2006 and $10.6 million in 2005. The $7.9 million expended in 2007 was primarily for the addition of machinery and equipment. Of the $20.9 million expended for the addition of property, plant and equipment during 2006, the Company expended $15.5 million toward the construction of the new St. Petersburg facility for its Halkey-Roberts operation. Of the $10.6 million expended for the addition of property, plant and equipment during 2005, the Company expended $4.5 million toward the construction of the St. Petersburg facility for its Halkey-Roberts operation. The Company completed the construction of the St. Petersburg facility and moved the Halkey-Roberts operation into the new facility during the third quarter of 2006. The total cost of the new facility was $20.0 million and the cost of the land was $3.8 million. The Company expects 2008 capital expenditures to increase slightly over the 2007 levels.

The Company decreased its outstanding borrowings under the Credit Facility by $11.4 million in 2007. During 2006, the Company increased its outstanding borrowings under the Credit Facility by $8.9 million and repurchased 24,000 shares of its common stock for approximately $1.6 million.

The Company paid dividends totaling $1.7 million, $1.4 million and $1.1 million during 2007, 2006 and 2005, respectively. During 2007, the Company received $650,000 from the exercise of stock options.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2007:

	Payments due by period
Contractual Obligations	Total	2008	2009 - 2010	2011 and thereafter
	(In thousands)
Purchase Obligations	$9,789	$9,732	$57	$—
Total	$9,789	$9,732	$57	$—

The Company believes that its existing cash and cash equivalents, cash flows from operations and borrowings available under the Company’s Credit Facility, supplemented, if necessary, with equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company’s cash requirements for at least the foreseeable future.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No.109. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not of being sustained. The Company adopted FIN 48 on January 1, 2007.

On December 31, 2006, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158").  The funded status of the Company’s pension plan is recorded as a non-current asset and all unrecognized losses, net of tax, are recorded as accumulated other comprehensive loss within stockholders’ equity. As required by SFAS 158, results for prior periods were not restated.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company is required to adopt SFAS 157 effective January 1, 2008. The Company believes that SFAS 157 will not result in a material change to its financial condition, results of operations, or cash flow.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item are to be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company believes that SFAS 159 will not result in a material change to its financial condition, results of operations, or cash flow.

From time to time, new accounting pronouncements applicable to the Company are issued by the FASB or other standards setting bodies, which the Company will adopt as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In the preparation of these financial statements, the Company makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The Company believes the following discussion addresses the Company's most critical accounting policies and estimates, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions.

During 2007, the Company accrued for legal costs associated with certain litigation. The Company believes these accruals are adequate to cover the legal fees and expenses associated with litigating these matters. However, the time and cost required to litigate these matters as well as the outcomes of the proceedings may vary from what the Company has projected.

The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments.  On an ongoing basis, the collectibility of accounts receivable is assessed based upon historical collection trends, current economic factors and the assessment of the collectibility of specific accounts.  The Company evaluates the collectibility of specific accounts and determines when to grant credit to its customers using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition, recent payment history, current economic environment, and discussions with appropriate Company personnel and with the customers directly.  Accounts are written off when it is determined the receivable will not be collected. If circumstance change, the Company’s estimates of the collectibility of amounts could be changed by a material amount.

The Company determines inventory valuation reserves based on a combination of factors. In circumstances where the Company is aware of a specific problem in the valuation of a certain item, a specific reserve is recorded to reduce the item to its net realizable value. The Company also recognizes reserves based on the actual usage in recent history and projected usage in the near-term. If circumstances change (e.g., lower-than-expected or higher-than-expected usage), estimates of the net realizable value could be materially impacted.

The Company is required to estimate its provision for income taxes in each of the jurisdictions in which it operates. This process involves estimating its actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is more likely than not, does not establish a valuation allowance. In the event that actual results differ from these estimates, the provision for income taxes could be materially impacted.

Pension plan benefits are expensed as applicable employees earn benefits.  The recognition of expenses is significantly impacted by estimates made by management such as discount rates used to value certain liabilities and expected return on assets. The Company uses third-party specialists to assist management in appropriately measuring the expense associated with pension plan benefits. In the event that actual results differ from these estimates, pension plan expenses could be materially impacted

The Company assesses the impairment of its long-lived identifiable assets, excluding goodwill which is tested for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), as explained below, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This review is based upon projections of anticipated future cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows or future changes in the Company’s business plan could materially affect its evaluations. No such changes are anticipated at this time.

The Company assesses goodwill for impairment pursuant to SFAS No. 142 which requires that goodwill be assessed whenever events or changes in circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis by applying a fair value test.

Forward-looking Statements

The statements in this Management’s Discussion and Analysis and elsewhere in this annual report on Form 10-K that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company’s expectations regarding future revenues, cost of goods sold, gross profit, operating income, net income, research and development expenses, 2008 effective tax rate, capital expenditure levels, availability of equity and debt financing and the Company’s ability to meet its cash requirements for the foreseeable future. Words such as “anticipates,” “believes,” “intends,” “expects,” “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company’s ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company’s results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

The Company is not exposed to material fluctuations in currency exchange rates because the payments from the Company’s international customers are primarily received in United States dollars.

Principal and Interest Rate Risk

The Company has an investment portfolio that is invested with a major financial institution in a municipal money market fund that is AAA rated. The primary objective of the Company’s investment activities is to preserve principal while maximizing the income it receives from its investments without significantly increasing risk.  In general, the primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of and the return on the investment to fluctuate.  Although the returns on money market funds fluctuate with changes in interest rates, the principal should not generally be subject to market risk.

Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effect on various securities markets. The Company believes that its cash, cash equivalents, and marketable securities do not have significant risk of default or illiquidity. However, the Company cannot provide complete assurance that its investments will not be subject to adverse changes in market value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited the accompanying consolidated balance sheets of Atrion Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”  Also as discussed in Note 1 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.”

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atrion Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 13, 2008

CONSOLIDATED STATEMENTS OF INCOME
For the year ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except per share amounts)

Revenues	$88,540	$81,020	$72,089
Cost of Goods Sold	50,771	48,572	43,119
Gross Profit	37,769	32,448	28,970

Operating Expenses:
Selling	6,353	6,067	5,637
General and administrative	9,841	9,249	8,239
Dispute resolution	(1,398)	--	--
Research and development	2,778	2,794	2,396
	17,574	18,110	16,272

Operating Income	20,195	14,338	12,698

Interest Income	57	91	37
Interest Expense	(251)	(253)	(61)
Other Income (Expense), net	--	(4)	10
Income from Continuing Operations before Provision for Income Taxes	20,001	14,172	12,684

Provision for Income Taxes	(5,995)	(3,572)	(3,891)

Income from Continuing Operations	14,006	10,600	8,793

Gain on Disposal of Discontinued Operations, net of tax	--	165	165

Net Income	$14,006	$10,765	$8,958

Income Per Basic Share:
Continuing operations	$7.42	$5.73	$4.90
Discontinued operations	--	.09	.09

Net Income Per Basic Share	$7.42	$5.82	$4.99

Weighted Average Basic Shares Outstanding	1,887	1,851	1,794

Income Per Diluted Share:
Continuing operations	$7.06	$5.43	$4.57
Discontinued operations	--	.08	.09

Net Income Per Diluted Share	$7.06	$5.51	$4.66

Weighted Average Diluted Shares Outstanding	1,985	1,953	1,924

Dividends Per Common Share	$.88	$.74	$.62

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

Assets:	2007	2006
	(In thousands)

Current Assets:
Cash and cash equivalents	$3,531	$333
Accounts receivable, net of allowance for doubtful accounts of $32 and $149 in 2007 and 2006, respectively	9,601	10,542
Inventories	17,387	17,115
Prepaid expenses and other current assets	1,483	1,530
Deferred income taxes	607	1,138
Total Current Assets	32,609	30,658

Property, Plant and Equipment	89,736	82,536
Less accumulated depreciation and amortization	35,686	31,094
	54,050	51,442

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $9,507 and $9,195 in 2007 and 2006, respectively	2,011	2,264
Goodwill	9,730	9,730
Other	913	1,678
	12,654	13,672

Total Assets	$99,313	$95,772

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

Liabilities and Stockholders’ Equity:	2007	2006
	(In thousands)

Current Liabilities:
Accounts payable	$ 3,533	$ 3,387
Accrued liabilities	2,816	2,654
Accrued income and other taxes	515	882
Total Current Liabilities	6,864	6,923

Line of credit	--	11,399

Other Liabilities and Deferred Credits:
Deferred income taxes	5,896	5,074
Other	1,111	1,481
	7,007	6,555

Total Liabilities	13,871	24,877

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	15,790	14,140
Accumulated other comprehensive loss	(486)	(892)
Retained earnings	104,021	91,708
Treasury shares, 1,509 shares in 2007 and 1,546 shares in 2006, at cost	(34,225)	(34,403)
Total Stockholders’ Equity	85,442	70,895

Total Liabilities and Stockholders’ Equity	$ 99,313	$ 95,772

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net income	$14,006	$10,765	$8,958
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of discontinued operations	--	(165)	(165)
Depreciation and amortization	5,534	5,005	5,389
Deferred income taxes	1,134	693	500
Tax benefit related to stock options	--	--	1,168
Stock-based compensation	368	116	--
Pension charge	310	--	--
Other	35	10	10
	21,387	16,424	15,860
Changes in operating assets and liabilities:
Accounts receivable	969	(2,250)	(703)
Inventories	(271)	590	(3,692)
Prepaid expenses and other current assets	47	(698)	196
Other non-current assets	1,020	(119)	(1,863)
Accounts payable and accrued liabilities	317	(1,087)	(18)
Accrued income and other taxes	565	(216)	(223)
Other non-current liabilities	(1,329)	4	337
Net cash provided by continuing operations	22,705	12,648	9,894
Net cash provided by discontinued operations (Note 3)	--	165	165
	22,705	12,813	10,059

Cash Flows From Investing Activities:
Property, plant and equipment additions	(7,893)	(20,889)	(10,569)
Property, plant and equipment sales	--	3	21
	(7,893)	(20,886)	(10,548)

Cash Flows From Financing Activities:
Line of credit advances	19,426	38,186	25,599
Line of credit repayments	(30,825)	(29,316)	(26,006)
Exercise of stock options	650	1,228	2,285
Purchase of treasury stock	--	(1,594)	--
Tax benefit related to stock options	805	752	--
Dividends paid	(1,670)	(1,375)	(1,119)
	(11,614)	7,881	759

Net change in cash and cash equivalents	3,198	(192)	270

Cash and cash equivalents, beginning of year	333	525	255
Cash and cash equivalents, end of year	$3,531	$333	$525

Cash paid for:
Interest (net of capitalization)	$312	$199	$62
Income taxes	3,487	3,272	2,508

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the year ended December 31, 2007, 2006 and 2005
(In thousands)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, January 1, 2005	1,719	$342	1,701	$(34,231)	$10,013	--	$74,479	$50,603

Net income							8,958	8,958
Tax benefit from exercise of stock options					1,168			1,168
Exercise of stock options	115		(115)	958	1,327			2,285
Dividends							(1,119)	(1,119)
Balances, December 31, 2005	1,834	342	1,586	(33,273)	12,508	--	82,318	61,895

Net income							10,765	10,765
Tax benefit from exercise of stock options					752			752
Stock options and restricted stock	66		(66)	597	880			1,477
Shares surrendered in option exercises	(2)		2	(133)				(133)
Purchase of treasury stock	(24)		24	(1,594)				(1,594)
Dividends							(1,375)	(1,375)
Adjustment for initial application of SFAS 158, net of tax (Notes 1 and 11)						(892)		(892)
Balances, December 31, 2006	1,874	342	1,546	(34,403)	14,140	$(892)	91,708	70,895

Components of comprehensive income:
Net income							14,006	14,006
Actuarial gain on pension plan, net of income taxes of $110						205		205
Recognition of pension plan curtailment gain and settlement loss, net of income taxes of $109						201		201
Total comprehensive income						406	14,006	14,412

Tax benefit from exercise of stock options					805			805
Stock options and restricted stock	39		(39)	382	845			1,227
Shares surrendered in option exercises	(2)		2	(204)				(204)
Dividends							(1,676)	(1,676)
Adjustment for initial application of FIN 48 (Note 1)							(17)	(17)
Balances, December 31, 2007	1,911	$342	1,509	$(34,225)	$15,790	$(486)	$104,021	$85,442

The accompanying notes are an integral part of this statement.

Atrion Corporation
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Atrion Corporation (“Atrion”) and its subsidiaries (collectively, the “Company”) design, develop, manufacture, sell and distribute products primarily for the medical and healthcare industry. The Company markets its products throughout the United States and internationally.  The Company’s customers include hospitals, distributors, and other manufacturers.  The principal subsidiaries of Atrion through which these operations are conducted are Atrion Medical Products, Inc. (“Atrion Medical Products”), Halkey-Roberts Corporation (“Halkey-Roberts”) and Quest Medical, Inc. (“Quest Medical”).

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

Cash and Cash Equivalents
Cash equivalents include cash on hand and in the bank as well as securities with original maturities of 90 days or less.

Trade Receivables
Trade accounts receivable are recorded at the original sales price to the customer.  The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments.  On an ongoing basis, the collectibility of accounts receivable is assessed based upon historical collection trends, current economic factors and the assessment of the collectibility of specific accounts.  The Company evaluates the collectibility of specific accounts and determines when to grant credit to its customers using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition, recent payment history, current economic environment, and discussions with appropriate Company personnel and with the customers directly.  Accounts are written off when it is determined the receivable will not be collected.

Accounts Payable
The Company reflects disbursements as trade accounts payable until such time as payments are presented to the bank for payment. At December 31, 2007 and 2006, disbursements totaling approximately $ 744,000 and $ 522,000, respectively, had not been presented for payment to the bank.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Inventories
Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2007	2006
Raw materials	$7,452	$7,194
Work in process	4,513	4,084
Finished goods	5,422	5,837
Total inventories	$17,387	$17,115

Income Taxes
The Company accounts for deferred income taxes utilizing Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. SFAS 109 requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. When appropriate the Company evaluates the need for a valuation allowance to reduce deferred tax.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

The Company adopted FIN 48 on January 1, 2007. As a result of the adoption, current income taxes payable decreased by $942,000,  unrecognized tax benefits of $959,000 were recorded as “Other non-current liabilities” and retained earnings were reduced by $17,000 on the consolidated balance sheet, with no net impact to the consolidated statement of income. The unrecognized tax benefits were comprised of uncertain tax positions that would impact the effective tax rate if recognized.

The unrecognized tax benefits mentioned above of $959,000 included an aggregate $57,000 of interest expense. Interest was computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in the tax returns. Upon adoption of FIN 48, the Company elected an accounting policy to classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision. Prior to the adoption of FIN 48, the Company’s policy was to classify interest expense on underpayments of income taxes as interest expense and to classify penalties as an operating expense in arriving at pretax income.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost (in thousands):

	December 31,		Useful
	2007	2006	Lives
Land	$5,260	$5,260	—
Buildings	29,171	28,945	30-40 yrs
Machinery and equipment	55,305	48,331	3-10 yrs
Total property, plant and equipment	$89,736	$82,536

Depreciation expense of $5,222,000, $4,685,000 and $4,365,000 was recorded for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Goodwill
Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired.  Annual impairment testing for goodwill is done using a fair value-based test.  Goodwill is also reviewed periodically for impairment whenever events or changes in circumstances indicate a change in value may have occurred.  The Company has identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products (2) Halkey-Roberts and (3) Quest Medical.  The carrying amount for goodwill in each of the three years ended December 31, 2007, 2006 and 2005 was $9,730,000.

Current Accrued Liabilities
The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2007	2006
Accrued payroll and related expenses	$1,941	$1,272
Accrued vacation	167	227
Accrued professional fees	251	567
Other accrued liabilities	457	588
Total accrued liabilities	$2,816	$2,654

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Revenues
The Company recognizes revenue when its products are shipped to its customers and distributors, provided an arrangement exists, the fee is fixed and determinable and collectibility is reasonably assured. All risks and rewards of ownership pass to the customer upon shipment. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Revenues are recorded exclusive of sales and similar taxes. Returns, discounts and other allowances have been insignificant historically.

Shipping and Handling Policy
Shipping and handling fees charged to customers are reported as revenue and all shipping and handling costs incurred related to products sold are reported as cost of goods sold.

Research and Development Costs
Research and development costs relating to the development of new products and improvements of existing products are expensed as incurred.

Advertising
Advertising production costs are expensed as incurred.  Media for print placement costs are expensed in the period the advertising appears.  Total advertising expenses were approximately $277,000, $198,000 and $219,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation
The Company has stock-based compensation plans covering certain of its officers, directors and key employees. As explained in detail in Note 8, the Company accounts for stock-based compensation utilizing the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).

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

On December 31, 2006, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158").  As is further described in Note 11, the funded status of the Company’s pension plan is recorded as a non-current asset and all unrecognized losses, net of tax, are recorded as accumulated other comprehensive loss within stockholders’ equity. As required by SFAS 158, results for prior periods were not restated.

The incremental effects of applying SFAS 158 on line items in the consolidated balance sheet at December 31, 2006 were as follows (amounts in thousands):

	Before Application	Adjustments	After Application
Other Assets and Deferred Charges: Other	$3,051	$(1,373)	$1,678
Deferred income tax liability	5,555	(481)	5,074
Accumulated other comprehensive loss	--	(892)	(892)

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Comprehensive Income
Comprehensive income includes net income plus other comprehensive income, which for the Company consists of the amortization of unrecognized pension gains, and recognition of gains as a result of pension plan curtailment and settlement transactions.

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company is required to adopt SFAS 157 effective January 1, 2008.  The Company believes that SFAS 157 will not result in a material change to its financial condition, results of operations, or cash flow.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item are to be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.   The Company believes that SFAS 159 will not result in a material change to its financial condition, results of operations, or cash flow.

From time to time, new accounting pronouncements applicable to the Company are issued by the FASB or other standards setting bodies, which the Company will adopt as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

(2)	Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license.  Patents and licenses are as follows (dollars in thousands):

December 31, 2007			December 31, 2006
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
14.74	$11,518	$9,507	14.72	$11,459	$9,195

Aggregate amortization expense for patents and licenses was $312,000 for 2007, $318,000 for 2006 and $1,024,000 for 2005.  Estimated future amortization expense for each of the years set forth below ending December 31, is as follows (in thousands):

2008	$298
2009	$279
2010	$265
2011	$265
2012	$154

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(3)	Discontinued Operations

During 2006 and 2005, the Company recorded a gain of $165,000 after tax, on the disposal of discontinued operations related to the 1997 sale of its natural gas operations.  These amounts are net of income tax expense of $85,000 in each of the two years.  Under the terms of the 1997 agreement, the Company received contingent deferred payments of $250,000 each, before-tax, from the purchaser in April 2006 and 2005.  No additional payments were due under this agreement after 2006 and thus there was no gain recorded in 2007.

(4)	Line of Credit

The Company has a revolving credit facility (“Credit Facility”) with a money center bank. Under the Credit Facility, the Company and certain of its subsidiaries have a line of credit of $25 million which is secured by substantially all inventories, equipment and accounts receivable of the Company.  Interest under the Credit Facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent (6.09 percent at December 31, 2007) and is payable monthly. At December 31, 2007, the line of credit was completely paid off, and at December 31, 2006, there was $11.4 million outstanding under the line of credit.  The Credit Facility expires November 12, 2009 and may be extended under certain circumstances.  At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company’s ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization.  At December 31, 2007, the Company was in compliance with all financial covenants.

(5)	Income Taxes

The items comprising income tax expense for continuing operations are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Current — Federal	$4,603	$2,705	$3,189
— State	345	230	257
	4,948	2,935	3,446

Deferred — Federal	1,190	607	408
— State	25	30	37
	1,215	637	445

Unrecognized tax benefit	(168)	--	--

Total income tax expense	$5,995	$3,572	$3,891

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Benefit plans	$331	$629
Inventories	456	446
Other	93	194
Total deferred tax assets	$880	$1,269
Deferred tax liabilities:
Property, plant and equipment	$4,657	$4,259
Pensions	201	143
Patents and goodwill	1,311	803
Total deferred tax liabilities	$6,169	$5,205

Net deferred tax liability	$5,289	$3,936

Balance Sheet classification:
Non-current deferred income tax liability	$5,896	$5,074
Current deferred income tax asset	607	1,138
Net deferred tax liability	$5,289	$3,936

Total income tax expense for continuing operations differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2007	2006	2005
Income tax expense at the statutory federal income tax rate	$7,030	$4,960	$4,313
Increase (decrease) resulting from:
State income taxes	240	210	210
R&D credit	(586)	(1,322)	(100)
Foreign sales benefit	(66)	(154)	(434)
Section 199 manufacturing deduction	(348)	(127)	(108)
Net change in uncertain tax positions	(168)	--	--
Other, net	(107)	5	10
Total income tax expense	$5,995	$3,572	$3,891

The 2006 amount for R&D credit includes $1,022,000 representing the results of a review and documentation of the Company’s R&D tax credits for 2005 and prior-year tax returns. This review indicated that the Company was entitled to higher credits than had been claimed and amended returns were filed.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by FIN 48 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$959
Increases in tax positions for prior years	52
Increases in tax positions for current year	179
Lapse in statute of limitations	(399)
Gross unrecognized tax benefits at December 31, 2007	$791

The unrecognized tax benefits, which were comprised of uncertain tax positions, would impact the effective tax rate if recognized. Unrecognized tax benefits that are affected by statutes of limitation that expire within the next 12 months are immaterial.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2003.  In October 2007, the Internal Revenue Service (IRS) began examining certain of the Company’s U.S. Federal income tax returns for 2005. To date, no proposed adjustments have been issued. All material state and local income tax matters have been concluded for years through 2003.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $50,000 and $57,000 at December 31, 2007 and January 1, 2007, respectively. Tax expense for the year ended December 31, 2007 includes an interest benefit of $7,000, which is comprised of an interest benefit of $40,000 resulting from the expiration of the statutes of limitations referred to above, and interest expense of $33,000 on unrecognized tax benefits for prior years.

(6)	Stockholders’ Equity

The Board of Directors of the Company has at various times authorized repurchases of Company stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. No repurchases were made in 2007 or in 2005.  In 2006, the Company repurchased 24,000 shares at a price of $66.41 per share.  As of December 31, 2007, authorization for the repurchase of up to 68,100 additional shares remained.

The Company has increased its quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased from $.14 per share to $.17 per share in September of 2005, to $.20 per share in September of 2006 and to $.24 per share in September of 2007.

The Company has a Rights Plan, which is intended to protect the interests of stockholders in the event of a hostile attempt to take over the Company.  The rights, which are not presently exercisable and do not have any voting powers, represent the right of the Company’s stockholders to purchase at a substantial discount, upon the occurrence of certain events, shares of common stock of the Company or of an acquiring company involved in a business combination with the Company.  This plan, which was adopted in August of 2006, expires in August of 2016.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(7)	Income Per Share

The following is the computation for basic and diluted income per share from continuing operations:

	Year ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Income from continuing operations	$14,006	$10,600	$8,793

Weighted average basic shares outstanding	1,887	1,851	1,794
Add: Effect of dilutive securities	98	102	130
Weighted average diluted shares outstanding	1,985	1,953	1,924

Income per share from continuing operations:
Basic	$7.42	$5.73	$4.90
Diluted	$7.06	$5.43	$4.57

In 2007 and 2006, weighted average shares of restricted stock of 6,896 and 3,021 were excluded from the calculation of weighted average basic shares outstanding. Incremental shares from unvested restricted stock, restricted stock units and deferred stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method in 2007 and in 2006.

(8)	Stock Plans

At December 31, 2007, the Company had four stock-based compensation plans which are described more fully below. Prior to January 1, 2006, the Company accounted for its plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based employee compensation cost was reflected in net income prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized included compensation expense for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with the modified-prospective transition method, results for the prior periods have not been restated.

Prior to the adoption of SFAS No. 123R all tax benefits resulting from the exercise of stock options were reflected as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows from the exercise of stock-based compensation resulting from tax benefits in excess of recognized compensation cost (excess tax benefits) be classified as financing cash flows. In 2007 and 2006, $805,000 and $752,000, respectively, of such excess tax benefits was classified as financing cash flows. In 2005, $1,168,000 of such excess tax benefits was recorded as operating cash flows, as was prescribed prior to the adoption of SFAS No. 123R.

The Company’s 1997 Stock Incentive Plan provides for the grant to key employees of incentive and nonqualified stock options, stock appreciation rights, restricted stock and performance shares.  In addition, under the 1997 Stock Incentive Plan, outside directors (directors who are not employees of the Company or any subsidiary) received automatic annual grants of nonqualified stock options to purchase 2,000 shares of common stock.  The 1997 Stock Incentive Plan was amended in 2005 to provide that no additional stock options may be granted to outside directors thereunder.  Under the 1997 Stock Incentive Plan, 624,425 shares, in the aggregate, of common stock were reserved for grants. The purchase price of shares issued on the exercise of incentive options was required to be at least equal to the fair market value of such shares on the date of grant.  The purchase price for shares issued on the exercise of nonqualified options and restricted and performance shares was fixed by the Compensation Committee of the Board of Directors.  The options granted become exercisable as determined by the Compensation Committee and expire no later than 10 years after the date of grant.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

During 1998, the Company’s stockholders approved the adoption of the Company’s 1998 Outside Directors Stock Option Plan which, as amended, provided for the automatic grant on February 1, 1998 and February 1, 1999 of nonqualified stock options to the Company’s outside directors.  Although no additional options may be granted under the 1998 Outside Directors Stock Option Plan, all outstanding options under this plan continue to be governed by the terms and conditions of the plan and the existing option agreements for those grants.

During 2006, the Company’s stockholders approved the adoption of the Company’s 2006 Equity Incentive Plan which provides for the grant to key employees and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights and performance shares. Under the 2006 Equity Incentive Plan, 100,000 shares, in the aggregate, of common stock were reserved for awards. The purchase price of shares issued on the exercise of options must be at least equal to the fair market value of such shares on the date of grant.  The purchase price for restricted and performance shares is fixed by the Compensation Committee of the Board of Directors.  The options granted become exercisable and expire as determined by the Compensation Committee except that incentive options expire no later than 10 years after the date of grant.

In May of 2007, a non-employee director deferred compensation plan was put in place by the Company.  This plan allows the Company’s non-employee directors to elect to substitute deferred stock units for the cash fees they are receiving for their services as directors.  They may elect to receive their fees in deferred stock units on an annual basis at the beginning of the year.  The number of deferred stock units awarded for the cash fees foregone is based upon the fair market value of the Company’s stock on the day the cash fees would have been paid if not for the deferral.  The deferred stock units are convertible to stock on a one-for-one basis at a future date as elected in advance by the director, but no later than the January following the year in which the director ceases to serve on the Board of Directors.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Option transactions for the three years in the period ended December 31, 2007 are as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2005	328,500	$22.33
Granted in 2005	12,500	$46.05
Expired in 2005	(1,000)	$31.39
Exercised in 2005	(114,900)	$19.88
Options outstanding at December 31, 2005	225,100	$24.86
Granted in 2006	25,000	$71.86
Exercised in 2006	(58,750)	$23.16
Options outstanding at December 31, 2006	191,350	$31.52
Granted in 2007	--	--
Exercised in 2007	(38,920)	$21.93
Options outstanding at December 31, 2007	152,430	$33.96

Exercisable options at December 31, 2005	206,350	$24.26
Exercisable options at December 31, 2006	166,350	$25.45
Exercisable options at December 31, 2007	133,680	$28.65

All unvested options outstanding at December 31, 2007 are expected to vest. As of December 31, 2007, there remained 58,524 shares for which options may be granted in the future under the 1997 Stock Incentive Plan and the 2006 Equity Incentive Plan. The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$6.875-$14.063	62,630	1.5 years	$11.41	62,630	$11.41
$22.50-$29.30	12,000	4.5 years	$25.98	12,000	$25.98
$43.75-$46.00	52,800	1.6 years	$44.58	52,800	$44.58
$71.86	25,000	3.6 years	$71.86	6,250	$71.86
	152,430	2.1 years	$33.96	133,680	$28.65

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. None of the Company’s grants includes performance-based or market-based vesting conditions.  The expected life represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Stock-based payments made prior to January 1, 2006 were accounted for using the intrinsic value method under APB 25. The fair value of stock-based payments, funded with options, made subsequent to January 1, 2006 are valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock trading history. The Company bases the risk-free interest rate using the Black-Scholes valuation method on the implied yield currently available on U. S. Treasury securities with an equivalent term. The Company bases the dividend yield used in the Black-Scholes valuation method on the Company’s stock dividend history.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

There were no options granted in 2007.  The fair value for the options granted in 2006 and 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2006 and 2005:

	2006	2005
Risk-free interest rate	4.9%	3.4%
Dividend yield	1.0%	1.3%
Volatility factor	25.0%	31.3%
Expected life	4 years	3 years

The weighted average grant date fair values of the options granted in 2006 and 2005 were $18.02 and $10.51, respectively, per share. The total intrinsic values of options exercised during 2007, 2006 and 2005 were $3.0 million, $2.8 million and $3.7 million, respectively. The total intrinsic values of options outstanding and options currently exercisable at December 31, 2007, were $13.9 million and $12.9 million, respectively.

During 2006, the Company made one award of restricted stock under the 2006 Equity Incentive Plan. Under the terms of the award and the plan, the restrictions lapse generally over a five-year period. During the vesting period, holders of the restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Unvested shares are forfeited on termination of employment.  Changes in restricted stock for the years ended December 31, 2006 and 2007 were as follows:

	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at January 1, 2006	--
Granted in 2006	7,500	$71.86
Vested in 2006	--	$-
Restricted stock at December 31, 2006	7,500	$71.86
Granted in 2007	--	$--
Vested in 2007	(1,500)	$71.86
Restricted stock at December 31, 2007	6,000	$71.86

All shares of unvested restricted stock outstanding at December 31, 2007 are expected to vest. The total intrinsic value of unvested restricted stock awards at December 31, 2007 and 2006 was $750,000 and $583,000, respectively. The total fair value of restricted stock vested during 2007 was $146,000.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

During 2007 restricted stock units were granted to certain key employees under the 2006 Equity Incentive Plan.  All of these stock units are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally over a five-year period. Unvested stock units are forfeited on termination of employment. During the vesting period, holders of all restricted stock units earn dividends as additional units. During 2007, certain outside directors elected to receive stock units as compensation for their services as board members.  Changes in restricted and deferred stock units for the year ended December 31, 2007 were as follows:

	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Directors’ Deferred Stock Units	Weighted Average Award Date Fair Value Per Unit
Unvested stock units at January 1, 2007	--		--
Granted in 2007	10,010	$96.03	210	$98.87
Vested in 2007	--		210	$98.87
Unvested stock units at December 31, 2007	10,010	$96.03	--

All unvested restricted stock units at December 31, 2007 are expected to vest. No restricted stock units vested during 2007. The total intrinsic value of all outstanding stock units which are not yet convertible at December 31, 2007, including 210 deferred stock units held for the accounts of outside directors, was $1,277,000. The total fair value of directors’ deferred stock units vested during 2007 was $21,000. As of December 31, 2007, there remained 2,290 units which may be awarded in the future to non-employee directors.

Compensation related to stock options is based on the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Compensation related to restricted stock and restricted stock units is based on the fair market value of the stock on the date of the grant. These fair values are then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. For the years ended December 31, 2007 and 2006, the Company recorded share-based compensation expense as a “General and Administrative expense” in the amount of $368,000 and $116,000, respectively for all of the above mentioned share-based compensation arrangements. The total tax benefit recognized in the income statement from share-based compensation arrangements for the years ended December 31, 2007 and 2006, was $130,000 and $35,000, respectively.

Unrecognized compensation cost information for the Company’s various share-based compensation types are shown below as of December 31, 2007:

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$291,000	2.6
Restricted stock	386,000	3.6
Restricted stock units	851,000	4.5
Total	$1,528,000

The Company has a policy of utilizing existing treasury shares to satisfy stock option exercises, stock unit conversions and restricted stock awards.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in 2005 (in thousands, except per share amounts):

2005
Net income, as reported	$8,958
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards, net of tax effects	129
Pro forma net income	$8,829
Income per share:
Basic – as reported	$4.99
Basic – pro forma	$4.92

Diluted – as reported	$4.66
Diluted – pro forma	$4.59

(9)	Revenues From Major Customers

The Company had one major customer which represented approximately $12.6 million (14.2 percent), $7.9 million (9.7 percent) and $7.8 million (10.8 percent) of the Company’s operating revenues during 2007, 2006 and 2005, respectively.

(10)	Industry Segment and Geographic Information

The Company operates in one reportable industry segment: designing, developing, manufacturing, selling and distributing products for the medical and healthcare industry and has no foreign operating subsidiaries.  The Company has other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of the medical products segment. The Company recorded incidental revenues from its oxygen pipeline, which totaled approximately $958,000 in 2007 and $955,000 in each of 2006 and 2005.  Pipeline net assets totaled $2.2 and $2.3 million at December 31, 2007 and 2006, respectively.  Company revenues from sales to parties outside the United States totaled approximately 36 percent, 30 percent and 27 percent of the Company’s total revenues in 2007, 2006 and 2005, respectively.  No Company assets are located outside the United States.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A summary of revenues by geographic territory, based on shipping destination, for 2007, 2006 and 2005 is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
United States	$56,860	$56,784	$52,283
Canada	14,890	9,235	8,232
United Kingdom	2,204	1,897	1,984
Japan	3,199	2,763	1,824
Germany	2,434	1,827	1,183
China	1,133	983	1,058
Other countries less than $1 million	7,820	7,531	5,525
Total	$88,540	$81,020	$72,089

A summary of revenues by product line for 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005

Fluid Delivery	$28,745	$25,809	$20,447
Cardiovascular	23,577	23,290	19,307
Ophthalmology	17,614	13,744	14,514
Other	18,604	18,177	17,821
Total	$88,540	$81,020	$72,089

(11)	Employee Retirement and Benefit Plans

In September 2007, the Company terminated a noncontributory cash balance defined benefit retirement plan that was maintained for all regular employees of the Company except those of Quest Medical.  Prior to termination, it was the Company’s funding policy to make the annual contributions required by applicable regulations and recommended by its actuary.  The Company used a December 31 measurement date for the plan. Affected employees accrued pension benefits through December 31, 2007, but will not accrue any additional benefits under the plan after that date.  A curtailment gain of $361,000 was recorded in the third quarter of 2007 related to the Company’s action to terminate the plan. During September 2007 the plan settled its obligations to a certain group of participants whose employment had terminated by acquiring for them annuities from a life insurance company.  A settlement loss for this transaction of $671,000 was recorded in the third quarter of 2007.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of year end (in thousands):

	2007	2006
Actuarial Present Value of Benefit Obligation:
Accumulated Benefit Obligation	$3,612	$5,806
Projected Benefit Obligation	3,612	5,905

Change in Projected Benefit Obligation:
Projected benefit obligation, January 1	$5,905	$5,655
Service cost	259	278
Interest cost	243	334
Actuarial (gain)/loss	(88)	12
Benefits paid	(404)	(374)
Curtailments	(76)	--
Settlements	(2,227)	--
Projected benefit obligation, December 31	$3,612	$5,905

Change in Plan Assets:
Fair value of plan assets, January 1	$6,313	$5,676
Actual return on plan assets	503	761
Employer contributions	--	250
Benefits paid	(404)	(374)
Settlements	(2,227)	--
Fair value of plan assets, December 31	$4,185	$6,313

Funded Status of Plan at Year End	$573	$408

The following table summarizes amounts recognized in accumulated other comprehensive loss (in thousands):

	2007	2006
Unrecognized net actuarial loss	$748	$1,762
Unrecognized prior service cost	--	(389)
Net unrecognized net actuarial loss	$748	$1,373
Tax benefit recognized	(262)	(481)
Net amount	$486	$892

The Company anticipates that $24,000 of the net actuarial loss will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 and that the remaining net actuarial loss will be recognized as a charge at the final settlement of the plan expected to happen in early 2009.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The funded status of the Company’s pension plan was recognized as other assets in the consolidated balance sheets in the amount of $573,000 at December 31, 2007 and $408,000 at December 31, 2006.

The components of net periodic pension cost for 2007, 2006 and 2005 were as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Components of Net Periodic Pension Cost:
Service cost	$259	$278	$267
Interest cost	243	334	322
Expected return on assets	(370)	(445)	(456)
Prior service cost amortization	(28)	(37)	(37)
Actuarial loss	46	116	107
Transition amount amortization	--	--	(44)
Curtailment gain	(361)	--	--
Settlement loss	671	--	--
Net periodic pension expense	$460	$246	$159

Actuarial assumptions used to determine benefit obligations at December 31 were as follows:
	2007	2006
Discount rate	6.00%	6.00%
Rate of compensation increase	N/A	5.00%

Actuarial assumptions used to determine net periodic pension cost were as follows:
	Year ended December 31,
	2007	2006	2005
Discount rate	6.00%	6.00%	6.00%
Expected long-term return on assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%

The Company’s expected long-term rate of return assumption is based upon the plan’s actual long-term investment results as well as the long-term outlook for investment returns in the marketplace at the time the assumption is made.

The Company’s pension plan assets at December 31, 2007 and 2006 were invested in the following asset categories:

	2007	2006
Asset Category:
Equity securities	0%	77%
Debt securities	0%	19%
Other	100%	4%
Total	100%	100%

The Company liquidated all plan investments in September 2007 in conjunction with the decision to terminate the plan. At December 31, 2007, all remaining assets were invested in a certificate of deposit or in a money market account. The Company did not make any contributions to the plan during 2007, and it believes that no further contributions to the plan will be required to finalize the plan termination based upon the plan’s year-end funding status. The Company estimates that future benefit payments will total $90,000 in 2008.  The final payout for the plan termination will likely occur in early 2009 after all regulatory approvals are received. The Company currently projects benefit payments for the final payout to be approximately $3.8 million.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

During the third quarter the Company also terminated and settled its obligations under two nonqualified retirement plans by making additional contributions of $280,000 to the trusts for such plans and then distributing all trust assets to the plan participants.  A settlement loss of $19,000 was recorded in the third quarter of 2007 with respect to these plans

The Company sponsors a defined contribution plan for all employees. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plan. The Company’s contributions under this plan were $246,000, $244,000 and $223,000 in 2007, 2006 and 2005, respectively.

(12)	Commitments and Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. The Company accrues the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrues for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. As of December 31, 2007, the Company had accrued $200,000 for legal fees and expenses that it expected to incur in connection with the litigation or arbitration of two such matters.

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

The Company has arrangements with two of its executive officers (the “Executives”) pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to the Executives.  Termination under such circumstances in 2008 could result in payments aggregating $1.6 million excluding any excise tax that may be reimbursable by the Company.

During 2005 and 2006, the Company constructed a new facility in St. Petersburg, Florida for its Halkey-Roberts operation. The new facility is located approximately four miles from the leased facility then being used by that subsidiary.  The Company completed the construction of this new facility and moved the Halkey-Roberts operation into the new facility during the third quarter of 2006. The Company terminated its lease for the former Halkey-Roberts facility which was vacated in October of 2006. This lease was being accounted for as an operating lease, and the rental expense for the years ended December 31, 2006 and 2005 was $363,000 and $422,000, respectively.  There is no future rental commitment under this lease.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(13)	Quarterly Financial Data (Unaudited):

Quarter Ended	Operating Revenue	Operating Income	Net Income	Income Per Basic Share	Income Per Diluted Share
(In thousands, except per share amounts)
03/31/07	$23,037	$4,737	$3,136	$1.68	$1.59
06/30/07	23,199	5,426	3,618	1.92	1.83
09/30/07	21,315	5,795	4,110	2.17	2.07
12/31/07	20,989	4,237	3,142	1.65	1.57

03/31/06	$19,503	$3,052	$2,106	$1.15	$1.08
06/30/06	20,849	4,125	2,985	1.62	1.53
09/30/06	19,290	3,186	2,696	1.45	1.38
12/31/06	21,379	3,974	2,979	1.60	1.52

The quarter ended September 30, 2007 included two special items that combined to add $1.1 million to operating income, $695,000 to net income, $0.37 to net income per basic share, and $0.35 to net income per diluted share.

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting for the fourth fiscal quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of their audit, has issued the following report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Atrion Corporation

We have audited Atrion Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Atrion Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Atrion Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Atrion Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 13, 2008

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2007 that was not reported.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information for this item relating to directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2008 annual meeting of stockholders.

Executive Officers

The information for this item relating to executive officers of the Company is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Company’s definitive proxy statement for its 2008 annual meeting of stockholders.

The Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company’s directors, officers and employees. The Code of Ethics and Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.	EXECUTIVE COMPENSATION

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2008 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2008 annual meeting of stockholders.

Security Ownership of Management

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2008 annual meeting of stockholders.

Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2008 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this item is incorporated by reference from the Company’s definitive proxy statement for its 2008 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report on Form 10-K:
1.	Financial Statements of the Company:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders Equity and Comprehensive Income

2.	Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts

	Allowance for Doubtful Receivables
	December 31,
	2007	2006	2005
	(in thousands)

Beginning balance	$149	$65	$118
Additions charged to expense	(30)	106	(34)
Deductions from reserve	(87)	(22)	(19)
Ending balance	$32	$149	$65

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

3.	Exhibits. Reference as made to Item 15(b) of this report on Form 10-K.

(b)	Exhibits

Exhibit
Numbers	Description

2a	Asset Purchase Agreement, dated March 19, 1997, between Atrion Corporation and Midcoast Energy Resources, Inc. (1)
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(2)
3b	Bylaws of Atrion Corporation, as last amended on December 3, 2007 (3)
10a*	Atrion Corporation 1997 Stock Incentive Plan (4)
10b*	Form of Award Agreement for Incentive Stock Option (5)
10c*	Form of Award Agreement for Nonqualified Stock Option for Key Employee (6)
10d*	Form of Award Agreement for Nonqualified Stock Option for Director (7)
10e*	Atrion Corporation 1998 Outside Directors Stock Option Plan (8)
10f*	Form of Stock Option Agreement (9)
10g*	Severance Plan for Chief Financial Officer (10)
10h*	Chief Executive Officer Amended and Restated Employment Agreement (11)
10i*	Atrion Corporation 2006 Equity Incentive Plan (12)
10j*	Form of Award Agreement for Incentive Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (13)
10k*	Form of Award Agreement for Non-Qualified Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (14)
10l*	Form of Award Agreement for Restricted Stock under the Atrion Corporation 2006 Equity Incentive Plan (15)
10m*	Deferred Compensation Plan for Non-Employee Directors (16)
10n*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (17)
10o*	Non-Employee Director Stock Purchase Plan (18)
10p*	Form of Stock Purchase Election Form – Non-Employee Director Stock Purchase Plan (19)
10q*	Incentive Compensation Plan for Chief Financial Officer for Calendar Years Beginning 2007 (20)
10r*	Halkey-Roberts Corporation Incentive Compensation Plan (21)
21	Subsidiaries of Atrion Corporation as of December 31, 2007 (22)
23	Consent of Grant Thornton LLP (22)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (22)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (22)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (22)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (22)

Notes
(1)	Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997.
(2)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.

(3)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed December 6, 2007
(4)	Incorporated by reference to Exhibit 4.4(b) to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(5)	Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(6)	Incorporated by reference to Exhibit 4.6 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(7)	Incorporated by reference to Exhibit 4.7 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(8)	Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
(9)	Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
(10)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.
(11)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation dated November 6, 2006.
(12)	Incorporated by reference to Appendix A to Definitive Proxy Statement of Atrion Corporation dated April 6, 2006.
(13)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation dated August 8, 2006.
(14)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation dated August 8, 2006.
(15)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation dated August 8, 2006.
(16)	Incorporated by reference to Exhibit 4.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(17)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(18)	Incorporated by reference to Exhibit 4.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).
(19)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).
(20)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation dated August 7, 2007.
(21)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation dated August 7, 2007.
(22)	Filed herewith.

* Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atrion Corporation

By:	/s/ Emile A. Battat
Emile A. Battat
Chairman and Chief
Executive Officer

Dated: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Emile A. Battat	Chairman and Chief Executive	March 13, 2008
Emile A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	March 13, 2008
Jeffery Strickland	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Hugh J. Morgan, Jr.	Director	March 13, 2008
Hugh J. Morgan, Jr.

/s/ Roger F. Stebbing	Director	March 13, 2008
Roger F. Stebbing

/s/ John P. Stupp, Jr.	Director	March 13, 2008
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	March 13, 2008
Ronald N. Spaulding