Form 10-Q
period 2008-03-31
ATRION CORP
filed 2008-05-08
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas  75002
(Address of Principal Executive Offices)    (Zip Code)

(972) 390-9800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer.” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 30, 2008
Common stock, Par Value $0.10 per share	1,960,535

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

  Item 1.    Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Revenues	$24,602	$23,037
Cost of goods sold	13,922	13,377
Gross profit	10,680	9,660
Operating expenses:
Selling	1,699	1,651
General and administrative	2,740	2,616
Research and development	787	656
	5,226	4,923

Operating income	5,454	4,737
Other income:
Interest income	36	9
Interest expense	--	(141)
	36	(132)

Income before provision for income taxes	5,490	4,605
Provision for income taxes	(1,834)	(1,469)

Net income	$3,656	$3,136

Income per basic share	$1.89	$1.68
Weighted average basic shares outstanding	1,937	1,872

Income per diluted share	$1.83	$1.59
Weighted average diluted shares outstanding	2,003	1,975

Dividends per common share	$0.24	$0.20

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Assets	2008	2007
	(in thousands)
Current assets:
Cash and cash equivalents	$5,270	$3,531
Accounts receivable	12,270	9,601
Inventories	17,977	17,387
Prepaid expenses	771	1,483
Other	607	607
	36,895	32,609

Property, plant and equipment	91,749	89,736
Less accumulated depreciation and amortization	36,797	35,686
	54,952	54,050

Other assets and deferred charges:
Patents	1,932	2,011
Goodwill	9,730	9,730
Other	956	913
	12,618	12,654

	$104,465	$99,313

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,581	$6,349
Accrued income and other taxes	28	515
	7,609	6,864

Line of credit	--	--

Other non-current liabilities	7,017	7,007

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	18,445	15,790
Accumulated other comprehensive loss	(486)	(486)
Retained earnings	107,205	104,021
Treasury shares,1,459 at March 31, 2008 and 1,509 at December 31, 2007, at cost	(35,667)	(34,225)
Total stockholders’ equity	89,839	85,442

	$104,465	$99,313

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$3,656	$3,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,497	1,305
Deferred income taxes	134	67
Stock-based compensation	113	55
Other	37	--
	5,437	4,563

Changes in operating assets and liabilities:
Accounts receivable	(2,668)	(536)
Inventories	(590)	(93)
Prepaid expenses	789	1,000
Other non-current assets	(43)	(91)
Accounts payable and current liabilities	1,232	350
Accrued income and other taxes	(486)	1,161
Other non-current liabilities	(124)	--
Net cash provided by continuing operations	3,547	6,354

Cash flows from investing activities:
Property, plant and equipment additions	(2,357)	(1,478)

Cash flows from financing activities:
Line of credit advances	--	6,104
Line of credit repayments	--	(11,001)
Exercise of stock options	497	204
Taxes paid on cashless exercise of stock options	(870)	--
Tax benefit related to stock options	1,393	168
Dividends paid	(471)	(377)
	549	(4,902)

Net change in cash and cash equivalents	1,739	(26)
Cash and cash equivalents at beginning of period	3,531	333
Cash and cash equivalents at end of period	$5,270	$307

Cash paid for:
Interest (net of capitalization)	$--	$158
Income taxes	$64	$(760)

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation
In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries (the “Company”). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K.

(2)	Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$7,817	$7,452
Work in process	5,003	4,513
Finished goods	5,157	5,422
Total inventories	$17,977	$17,387

(3)	Income per share
The following is the computation for basic and diluted income per share:

	Three months ended
	March 31,
	2008	2007
	(in thousands, except per share amounts)

Net Income	$3,656	$3,136

Weighted average basic shares outstanding	1,937	1,872
Add: Effect of dilutive securities	66	103
Weighted average diluted shares outstanding	2,003	1,975

Income per share:

Basic	$1.89	$1.68
Diluted	$1.83	$1.59

There were no outstanding options to purchase shares of common stock that were not included in the diluted income per share calculations because their effect would be anti-dilutive for the three-months ended March 31, 2008 and 2007.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Pension Benefits
The components of net periodic pension cost for the Atrion Corporation Cash Balance Plan (the “Plan”) are as follows for the three months ended March 31, 2008 and March 31, 2007 (in thousands):

	Three Months ended March 31,
	2008	2007
Service cost	$--	$65
Interest cost	56	80
Expected return on assets	(55)	(123)
Prior service cost amortization	--	(9)
Actuarial loss	8	15

Net periodic pension cost	$9	$28

In September 2007, the Company terminated the Plan. Participants accrued pension benefits through December 31, 2007, but will not accrue any additional benefits under the Plan after that date. However, participants will continue to earn interest credits on their account balances until the Plan has settled all its obligations with respect to termination. The Company believes that the Plan is adequately funded to cover its settlement obligations. The final payout for the Plan termination will likely occur in early 2009 after all regulatory approvals are received.

(5)	Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. This standard addresses how companies should measure fair value when they are required to use a fair-value measure for recognition or disclosure purposes under GAAP. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value with changes in fair value reported in earnings. In addition, it requires disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 was effective for the Company beginning January 1, 2008. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows. In addition, the Company did not choose to report additional assets and liabilities at fair value other than those required to be accounted at fair value prior to the adoption of SFAS No. 159.

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

For the three months ended March 31, 2008, the Company reported revenues of $24.6 million, operating income of $5.5 million and net income of $3.7 million, up 7 percent, 15 percent and 17 percent, respectively, from the three months ended March 31, 2007.

Results for the three months ended March 31, 2008

Consolidated net income totaled $3.7 million, or $1.89 per basic and $1.83 per diluted share, in the first quarter of 2008. This is compared with consolidated net income of $3.1 million, or $1.68 per basic and $1.59 per diluted share, in the first quarter of 2007. The income per basic share computations are based on weighted average basic shares outstanding of 1,936,767 in the 2008 period and 1,872,346 in the 2007 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,002,989 in the 2008 period and 1,975,133 in the 2007 period.

Consolidated revenues of $24.6 million for the first quarter of 2008 were 7 percent higher than revenues of $23.0 million for the first quarter of 2007. These increases were generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended March 31,
	2008	2007

Fluid Delivery	$8,249	$7,215
Cardiovascular	7,467	6,051
Ophthalmology	3,779	4,654
Other	5,107	5,117
Total	$24,602	$23,037

Cost of goods sold of $13.9 million for the first quarter of 2008 was 4 percent higher than in the comparable 2007 period. Increased sales volume and increased manufacturing overhead costs were the primary contributors to the increase in cost of goods sold for the first quarter of 2008.

Gross profit of $10.7 million in the first quarter of 2008 was $1.0 million, or 11 percent, higher than in the comparable 2007 period. The Company’s gross profit percentage in the first quarter of 2008 was 43.4 percent of revenues compared with 41.9 percent of revenues in the first quarter of 2007. The increase in gross profit percentage in the 2008 period compared to the 2007 period was primarily related to improved product mix and improved manufacturing efficiencies.

The Company’s first quarter 2008 operating expenses of $5.2 million were $303,000 higher than the operating expenses for the first quarter of 2007. This increase was comprised of a $48,000 increase in selling (Selling) expenses, a $124,000 increase in General and Administrative (G&A) expenses and a $131,000 increase in Research and Development (R&D) expenses. The increase in Selling expenses for the first quarter of 2008 was primarily related to increased travel-related expenses. The increase in G&A expenses for the first quarter of 2008 was principally attributable to increased compensation and benefit costs partially offset by lower costs for outside services. The increase in R&D costs was primarily related to prototype expenses, new product testing costs and increased compensation and outside services. Operating income in the first quarter of 2008 increased $717,000, to $5.5 million, a 15 percent increase over operating income in the quarter ended March 31, 2007. Operating income was 22.2 percent of revenues in the first quarter of 2008 compared to 20.6 percent of revenues in the first quarter of 2007. The previously mentioned increase in gross profit partially offset by the increase in operating expenses were the major contributors to the operating income improvement in the first quarter of 2008.

The Company had no interest expense for the first quarter of 2008 due to the retirement of outstanding debt in the third quarter of 2007. Interest expense was $141,000 for the 2007 period and was attributable to borrowings related to a new Company facility. Income tax expense for the first quarter of 2008 was $1.8 million compared to income tax expense of $1.5 million for the same period in the prior year. The effective tax rate for the first quarter of 2008 was 33.4 percent compared with 31.9 percent for the first quarter of 2007. The higher effective income tax rate for the first quarter of 2008 is primarily a result of benefits from tax incentives for exports and R&D expenditures being a smaller percentage of taxable income in 2008 than in 2007.

Liquidity and Capital Resources
At March 31, 2008, the Company had cash and cash equivalents of $5.3 million compared with $3.5 million at December 31, 2007. The Company had no outstanding borrowings under its $25.0 million revolving credit facility (“Credit Facility”) at March 31, 2008 and December 31, 2007. The Credit Facility, which expires November 12, 2009, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources. At March 31, 2008, the Company was in compliance with all financial covenants.

As of March 31, 2008, the Company had working capital of $29.3 million, including $5.3 million in cash and cash equivalents. The $3.5 million increase in working capital during the first three months of 2008 was primarily related to increases in cash, accounts receivable, inventories, and a decrease in accrued income and other taxes partially offset by increases in accounts payable and accrued liabilities and decreased prepaid expenses. The increase in accounts receivable during the first three months of 2008 was primarily related to the increase in revenues for the first quarter of 2008 as compared to the fourth quarter of 2007. The change in inventories is related to increased stocking levels necessary to support current operations. The increase in accounts payable and accrued liabilities was primarily related to increased purchases during the end of the first quarter of 2008. Cash flows from operating activities generated $3.5 million for the three months ended March 31, 2008 as compared to $6.4 million for the three months ended March 31, 2007. The 2008 decrease was primarily attributable to decreased accrued income and other taxes and increased accounts receivable as compared to the 2007 period. During the first three months of 2008, the Company expended $2.4 million for the addition of property and equipment. During the first three months of 2008, stock option activities generated $1.0 million of cash and the Company paid dividends of $471,000.

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

For the quarter ended March 31, 2008, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting for the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in claims or litigation that arise in the normal course of business. The Company is not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on the Company’s business, financial condition, or results of operations.

Item 1A.	Risk Factors

There were no material changes to Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Deferred Compensation Plan For Non-Employee Directors (As amended and restated as of March 5, 2008)

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

(b)	Reports on Form 8-K

On February 25, 2008, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the fourth quarter  and year ended December 31, 2007 (Item 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: May 8, 2008	/s/ Emile A. Battat
Emile A. Battat
Chairman and
Chief Executive Officer

Date: May 8, 2008	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer