Form 10-Q
period 2008-06-30
ATRION CORP
filed 2008-08-08
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas  75002
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
         ☐   Yes                          ☒   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 30, 2008
Common stock, Par Value $0.10 per share	1,967,285

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Revenues	$24,242	$23,199	$48,844	$46,237
Cost of goods sold	13,137	12,880	27,059	26,258
Gross profit	11,105	10,319	21,785	19,979

Operating expenses:
Selling	1,646	1,672	3,345	3,323
General and administrative	2,505	2,471	5,245	5,088
Research and development	823	750	1,610	1,405
	4,974	4,893	10,200	9,816
Operating income	6,131	5,426	11,585	10,163

Other income:
Interest income	49	10	85	20
Interest expense	--	(77)	--	(218)
Other income (expense), net	1	--	1	--
	50	(67)	86	(198)
Income before provision for income taxes	6,181	5,359	11,671	9,965
Provision for income taxes	(2,046)	(1,741)	(3,880)	(3,210)

Net income	$4,135	$3,618	$7,791	$6,755

Income per basic share	$2.11	$1.92	$4.00	$3.60
Weighted average basic shares outstanding	1,956	1,883	1,946	1,878

Income per diluted share	$2.06	$1.83	$3.89	$3.42
Weighted average diluted shares outstanding	2,005	1,978	2,004	1,977

Dividends per common share	$0.24	$0.20	$0.48	$0.40

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
Assets	2008	2007
	(in thousands, except per share amounts)
Current assets:
Cash and cash equivalents	$7,803	$3,531
Accounts receivable	12,116	9,601
Inventories	20,231	17,387
Prepaid expenses	1,167	1,483
Other	607	607
	41,924	32,609

Property, plant and equipment	92,819	89,736
Less accumulated depreciation and amortization	38,187	35,686
	54,632	54,050

Other assets and deferred charges:
Patents	1,853	2,011
Goodwill	9,730	9,730
Other	1,102	913
	12,685	12,654

	$109,241	$99,313

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,473	$6,349
Accrued income and other taxes	1,862	515
	8,335	6,864

Line of credit	--	--

Other non-current liabilities	7,150	7,007

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	18,674	15,790
Accumulated other comprehensive loss	(486)	(486)
Retained earnings	110,865	104,021
Treasury shares,1,453 at June 30, 2008 and 1,509 at December 31, 2007, at cost	(35,639)	(34,225)
Total stockholders’ equity	93,756	85,442

	$109,241	$99,313

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$7,791	$6,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,054	2,637
Deferred income taxes	242	333
Stock-based compensation	327	131
Other	37	35
	11,451	9,891

Changes in operating assets and liabilities:
Accounts receivable	(2,515)	(1,026)
Inventories	(2,844)	140
Prepaid expenses	316	303
Other non-current assets	(189)	(35)
Accounts payable and current liabilities	125	294
Accrued income and other taxes	1,347	572
Other non-current liabilities	(98)	118
	7,593	10,257

Cash flows from investing activities:
Property, plant and equipment additions	(3,515)	(3,758)

Cash flows from financing activities:
Line of credit advances	--	13,826
Line of credit repayments	--	(20,525)
Exercise of stock options	525	499
Shares tendered for employees’ taxes on stock option exercises	(870)	(47)
Tax benefit related to stock options	1,481	456
Dividends paid	(942)	(756)
	194	(6,547)

Net change in cash and cash equivalents	4,272	(48)
Cash and cash equivalents at beginning of period	3,531	333
Cash and cash equivalents at end of period	$7,803	$285

Cash paid for:
Interest (net of capitalization)	$--	$258
Income taxes	$261	$1,220

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
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$8,384	$7,452
Work in process	5,378	4,513
Finished goods	6,469	5,422
Total inventories	$20,231	$17,387

(3)	Income per share
The following is the computation for basic and diluted income per share:

(1)	Three months ended June 30,		Six months ended June 30,
(2)	2008	2007	2008	2007
(3)	(in thousands, except per share amounts)
Net income	$4,135	$3,618	$7,791	$6,755

Weighted average basic shares outstanding	1,956	1,883	1,946	1,878
Add: Effect of dilutive securities	49	95	58	99
Weighted average diluted shares outstanding	2,005	1,978	2,004	1,977

Earnings per share:
Basic	$2.11	$1.92	$4.00	$3.60
Diluted	$2.06	$1.83	$3.89	$3.42

Outstanding options, restricted stock, and deferred stock units that were not included in the diluted income per share calculation because their effect would be anti-dilutive totaled 20,336 for the three-month and the six-month periods ended June 30, 2008, respectively, and none for the same periods in 2007.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Pension Benefits
The components of net periodic pension cost for the Atrion Corporation Cash Balance Plan (the “Plan”) are as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Service cost	$--	$65	$--	$130
Interest cost	56	80	112	160
Expected return on assets	(55)	(123)	(110)	(246)
Prior service cost amortization	--	(9)	--	(18)
Actuarial loss	8	15	16	30

Net periodic pension cost	$9	$28	$18	$56

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

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles (GAAP)” (SFAS 162). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company expects that the adoption of SFAS 162 will not have a material effect on the Company’s financial statements.

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

For the three months ended June 30, 2008, the Company reported revenues of $24.2 million, operating income of $6.1 million and net income of $4.1 million, up 4 percent, 13 percent and 14 percent, respectively, from the three months ended June 30, 2007. For the six months ended June 30, 2008, the Company reported revenues of $48.8 million, operating income of $11.6 million and net income of $7.8 million, up 6 percent, 14 percent and 15 percent, respectively, from the six months ended June 30, 2007.

Results for the three months ended June 30, 2008

Consolidated net income totaled $4.1 million, or $2.11 per basic and $2.06 per diluted share, in the second quarter of 2008. This is compared with consolidated net income of $3.6 million, or $1.92 per basic and $1.83 per diluted share, in the second quarter of 2007. The income per basic share computations are based on weighted average basic shares outstanding of 1,955,749 in the 2008 period and 1,883,120 in the 2007 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,004,924 in the 2008 period and 1,977,871 in the 2007 period.

Consolidated revenues of $24.2 million for the second quarter of 2008 were 4 percent higher than revenues of $23.2 million for the second quarter of 2007. These increases were generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended June 30,
	2008	2007

Fluid Delivery	$8,648	$7,533
Cardiovascular	7,116	6,009
Ophthalmology	3,588	4,863
Other	4,890	4,794
Total	$24,242	$23,199

Cost of goods sold of $13.1 million for the second quarter of 2008 was 2 percent higher than in the comparable 2007 period. Increased sales volume and increased manufacturing overhead costs were the primary contributors to the increase in cost of goods sold for the second quarter of 2008.

Gross profit of $11.1 million in the second quarter of 2008 was $786,000, or 8 percent, higher than in the comparable 2007 period. The Company’s gross profit percentage in the second quarter of 2008 was 45.8 percent of revenues compared with 44.5 percent of revenues in the second quarter of 2007. The increase in gross profit percentage in the 2008 period compared to the 2007 period was primarily related to improved product mix and improved manufacturing efficiencies.

The Company’s second quarter 2008 operating expenses of $5.0 million were $81,000 higher than the operating expenses for the second quarter of 2007. This increase was comprised of a $34,000 increase in General and Administrative (G&A) expenses and a $73,000 increase in Research and Development (R&D) expenses partially offset by a $26,000 decrease in selling (Selling) expenses. The increase in G&A expenses for the second quarter of 2008 was principally attributable to increased compensation and benefit costs, and outside services. The increase in R&D costs was primarily related to prototype expenses, new product testing costs and increased compensation partially offset by decreased outside services. The decrease in Selling expenses for the second quarter of 2008 was primarily related to decreased promotion and advertising expenses. Operating income in the second quarter of 2008 increased $705,000, to $6.1 million, a 13 percent increase over operating income in the quarter ended June 30, 2007. Operating income was 25.3 percent of revenues in the second quarter of 2008 compared to 23.4 percent of revenues in the second quarter of 2007. The previously mentioned increase in gross profit partially offset by the increase in operating expenses were the major contributors to the operating income improvement in the second quarter of 2008.

The Company had no interest expense for the second quarter of 2008 due to the retirement of outstanding debt in the third quarter of 2007. Interest expense was $77,000 for the 2007 period and was attributable to borrowings related to a new Company facility. Income tax expense for the second quarter of 2008 was $2.0 million compared to income tax expense of $1.7 million for the same period in the prior year. The effective tax rate for the second quarter of 2008 was 33.1 percent compared with 32.5 percent for the second quarter of 2007. The higher effective income tax rate for the second quarter of 2008 is primarily a result of benefits from tax incentives for R&D expenditures being a smaller percentage of taxable income in 2008 than in 2007.

Results for the six months ended June 30, 2008

Consolidated net income totaled $7.8 million, or $4.00 per basic and $3.89 per diluted share, in the first six months of 2008. This is compared with consolidated net income of $6.8 million, or $3.60 per basic and $3.42 per diluted share, in the first six months of 2007. The income per basic share computations are based on weighted average basic shares outstanding of 1,946,258 in the 2008 period and 1,877,763 in the 2007 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,004,006 in the 2008 period and 1,976,502 in the 2007 period.

Consolidated revenues of $48.8 million for the first six months of 2008 were 6 percent higher than revenues of $46.2 million for the first six months of 2007. These increases were generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Six Months ended June 30,
	2008	2007

Fluid Delivery	$16,896	$14,747
Cardiovascular	14,584	12,061
Ophthalmology	7,368	9,517
Other	9,996	9,912
Total	$48,844	$46,237

Cost of goods sold of $27.1 million for the first six months of 2008 was 3 percent higher than in the comparable 2007 period. Increased sales volume and increased manufacturing overhead costs were the primary contributors to the increase in cost of goods sold for the first six months of 2008.

Gross profit of $21.8 million in the first six months of 2008 was $1.8 million, or 9 percent, higher than in the comparable 2007 period. The Company’s gross profit percentage in the first six months of 2008 was 44.6 percent of revenues compared with 43.2 percent of revenues in the first six months of 2007. The increase in gross profit percentage in the 2008 period compared to the 2007 period was primarily related to improved product mix and improved manufacturing efficiencies.

The Company’s first six months 2008 operating expenses of $10.2 million were $384,000 higher than the operating expenses for the first six months of 2007. This increase was comprised of a $22,000 increase in Selling expenses, a $157,000 increase in G&A expenses and a $205,000 increase in R&D expenses. The increase in Selling expenses for the first six months of 2008 was primarily related to travel-related expenses. The increase in G&A expenses for the first six months of 2008 was principally attributable to increased compensation and benefits costs. The increase in R&D costs was primarily related to prototype expenses, new product testing costs and increased compensation and outside services. Operating income in the first six months of 2008 increased $1.4 million to $11.6 million, a 14 percent increase over operating income in the six months ended June 30, 2007. Operating income was 23.7 percent of revenues in the first six months of 2008 compared to 22.0 percent of revenues in the first six months of 2007. The previously mentioned increase in gross profit partially offset by the increase in operating expenses were the major contributors to the operating income improvement in the first six months of 2008.

The Company had no interest expense for the first six months of 2008 due to the retirement of outstanding debt in the third quarter of 2007. Interest expense was $218,000 for the 2007 period and was attributable to borrowings related to a new Company facility. Income tax expense for the first six months of 2008 was $3.9 million compared to income tax expense of $3.2 million for the same period in the prior year. The effective tax rate for the first six months of 2008 was 33.2 percent compared with 32.2 percent for the first six months of 2007. The higher effective income tax rate for the first six months of 2008 is primarily a result of benefits from tax incentives for R&D expenditures being a smaller percentage of taxable income in 2008 than in 2007.

Liquidity and Capital Resources
At June 30, 2008, the Company had cash and cash equivalents of $7.8 million compared with $3.5 million at December 31, 2007. The Company had no outstanding borrowings under its $25.0 million revolving credit facility (“Credit Facility”) at June 30, 2008 and December 31, 2007. The Credit Facility, which expires November 12, 2009, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources. At June 30, 2008, the Company was in compliance with all financial covenants.

As of June 30, 2008, the Company had working capital of $33.6 million, including $7.8 million in cash and cash equivalents. The $7.8 million increase in working capital during the first six months of 2008 was primarily related to increases in cash, accounts receivable, and inventories partially offset by increases in accrued income and other taxes. The increase in accounts receivable during the first six months of 2008 was primarily related to the increase in revenues for the second quarter of 2008 as compared to the fourth quarter of 2007. The change in inventories is related to increased stocking levels necessary to support current operations. In addition, the Company began a program to purchase critical raw material in large volumes to hedge against future price increases and take advantage of volume discounts. The increase in accrued income and other taxes is primarily related to federal income taxes and local property taxes. Cash flows from operating activities generated $7.6 million for the six months ended June 30, 2008 as compared to $10.3 million for the six months ended June 30, 2007. The 2008 decrease was primarily attributable to increased inventory and accounts receivable as compared to the 2007 period. During the first six months of 2008, the Company expended $3.5 million for the addition of property and equipment. During the first six months of 2008, stock option activities generated $1.1 million of cash and the Company paid dividends of $942,000.

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

For the quarter ended June 30, 2008, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting for the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company held its 2008 Annual Meeting of Stockholders on May 9, 2008 at its offices in Allen, Texas. At such meeting, the Company’s stockholders ratified the appointment of Grant Thornton LLP as independent accountants with 1,753,436 shares voted for ratification, 6,790 voted against, 15,197 abstentions and zero broker non-votes. The voting with respect to the nominees for election as directors was as follows:

Nominee	Votes For	Votes Withheld
Emile A. Battat	1,716,449	58,975
Ronald N. Spaulding	1,366,343	409,081

The terms of the following directors continued after the meeting: Roger F. Stebbing, John P. Stupp, Jr., and Hugh J. Morgan, Jr.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	2006 Equity Incentive Plan (As last amended on May 9, 2008)

	31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

	31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

	32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

(b)	Reports on Form 8-K

On May 8, 2008, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the first quarter ended March 31, 2008 (Item 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: August 8, 2008	/s/ Emile A. Battat
Emile A. Battat
Chairman and
Chief Executive Officer

Date: August 8, 2008	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer