Form 10-Q
period 2008-09-30
ATRION CORP
filed 2008-11-07
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
         ☐   Yes                         ☒    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 27, 2008
Common stock, Par Value $0.10 per share	1,966,885

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Revenues	$23,461	$21,315	$72,305	$67,552
Cost of goods sold	13,221	12,210	40,279	38,468
Gross profit	10,240	9,105	32,026	29,084
Operating expenses:
Selling	1,432	1,494	4,777	4,818
General and administrative	2,398	2,595	7,644	7,682
Dispute resolution	--	(1,398)	--	(1,398)
Research and development	630	619	2,241	2,024
	4,460	3,310	14,662	13,126
Operating income	5,780	5,795	17,364	15,958
Other income:
Interest income	79	10	165	30
Interest expense	(1)	(33)	(1)	(251)
Other income (expense), net	--	--	1	--
	78	(23)	165	(221)

Income before provision for income taxes	5,858	5,772	17,529	15,737
Provision for income taxes	(1,866)	(1,662)	(5,746)	(4,873)

Net income	$3,992	$4,110	$11,783	$10,864

Income per basic share	$2.04	$2.17	$6.04	$5.77
Weighted average basic shares outstanding	1,958	1,895	1,950	1,883

Income per diluted share	$1.99	$2.07	$5.88	$5.49
Weighted average diluted shares outstanding	2,005	1,988	2,005	1,980

Dividends per common share	$0.30	$0.24	$0.78	$0.64

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	September 30, 2008	December 31, 2007
	(in thousands, except per share amounts)

Current assets:
Cash and cash equivalents	$13,845	$3,531
Accounts receivable	11,719	9,601
Inventories	21,373	17,387
Prepaid expenses	1,057	1,483
Other	607	607
	48,601	32,609

Property, plant and equipment	93,681	89,736
Less accumulated depreciation and amortization	39,572	35,686
	54,109	54,050

Other assets and deferred charges:
Patents	1,783	2,011
Goodwill	9,730	9,730
Other	1,687	913
	13,200	12,654

	$115,910	$99,313

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$6,898	$6,349
Accrued income and other taxes	996	515
	7,894	6,864

Line of credit	3,000	--

Other non-current liabilities	7,596	7,007

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	18,968	15,790
Accumulated other comprehensive loss	(486)	(486)
Retained earnings	114,263	104,021
Treasury shares,1,453 at September 30, 2008 and 1,509 at December 31, 2007, at cost	(35,667)	(34,225)
Total stockholders’ equity	97,420	85,442

	$115,910	$99,313

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$11,783	$10,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,688	4,064
Deferred income taxes	722	933
Stock-based compensation	482	269
Pension charge	--	228
Other	37	35
	17,712	16,393

Changes in operating assets and liabilities:
Accounts receivable	(2,118)	148
Inventories	(3,986)	(612)
Prepaid expenses	427	501
Other non-current assets	(149)	1,005
Accounts payable and current liabilities	549	1,259
Accrued income and other taxes	481	1,222
Other non-current liabilities	(133)	(1,614)
	12,783	18,302

Cash flows from investing activities:
Property, plant and equipment additions	(4,556)	(6,021)
Other	(625)	-
	(5,181)	(6,021)

Cash flows from financing activities:
Line of credit advances	3,000	19,426
Line of credit repayments	--	(30,825)
Exercise of stock options	525	588
Shares tendered for employees’ taxes on stock-based compensation	(913)	(47)
Tax benefit related to stock options	1,632	502
Dividends paid	(1,532)	(1,213)
	2,712	(11,569)

Net change in cash and cash equivalents	10,314	712
Cash and cash equivalents at beginning of period	3,531	333
Cash and cash equivalents at end of period	$13,845	$1,045

Cash paid for:
Interest (net of capitalization)	$--	$309
Income taxes	$2,616	$2,349

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
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$8,965	$7,452
Work in process	5,005	4,513
Finished goods	7,403	5,422
Total inventories	$21,373	$17,387

(3)	Income per share
The following is the computation for basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Net income	$3,992	$4,110	$11,783	$10,864

Weighted average basic shares outstanding	1,958	1,895	1,950	1,883
Add: Effect of dilutive securities	47	93	55	97
Weighted average diluted shares outstanding	2,005	1,988	2,005	1,980

Earnings per share:
Basic	$2.04	$2.17	$6.04	$5.77
Diluted	$1.99	$2.07	$5.88	$5.49

Outstanding options, restricted stock, and deferred stock units that were not included in the diluted income per share calculation because their effect would be anti-dilutive totaled 20,336 for the three-month and the nine-month periods ended September 30, 2008, respectively, and none for the same periods in 2007.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Pension Benefits
The components of net periodic pension cost for the Atrion Corporation Cash Balance Plan (the “Plan”) are as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Service cost	$--	$65	$--	$195
Interest cost	56	80	168	240
Expected return on assets	(55)	(123)	(165)	(369)
Prior service cost amortization	--	(9)	--	(27)
Net curtailment/settlement losses		310		310
Actuarial loss	8	15	24	45

Net periodic pension cost	$9	$338	$27	$394

In September 2007, the Company terminated the Plan. Participants accrued pension benefits through December 31, 2007, but will not accrue any additional benefits under the Plan after that date. However, participants will continue to earn interest credits on their account balances until the Plan has settled all its obligations with respect to termination. A curtailment gain of approximately $361,000 was recorded in the third quarter of 2007. During September 2007 the Plan settled its obligations to a certain group of participants whose employment had been terminated by acquiring for them annuities from a life insurance company. A settlement loss of approximately $671,000 was recorded in the third quarter of 2007. The Company believes that the Plan is adequately funded to cover its settlement obligations. The final pay out for the Plan termination will likely occur in early 2009 after all regulatory approvals are received.

During the third quarter of 2007 the Company also terminated and settled its obligations under two nonqualified retirement plans by making additional contributions of $280,000 to the trusts for such plans and then distributing all trust assets to the plan participants. A settlement loss of approximately $19,000 was recorded in the third quarter of 2007 with respect to these plans.

(5)	Recent Accounting Pronouncements

From time to time, new accounting pronouncements applicable to the Company are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies, which the Company will adopt as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

For the three months ended September 30, 2008, the Company reported revenues of $23.5 million, operating income of $5.8 million and net income of $4.0 million.  Revenues were up 10 percent, operating income remained at the same level, and net income was down 3 percent compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, the Company reported revenues of $72.3 million, operating income of $17.4 million and net income of $11.8 million, up 7 percent, 9 percent and 8 percent, respectively, from the nine months ended September 30, 2007.

Results for the three months ended September 30, 2008

Consolidated net income totaled $4.0 million, or $2.04 per basic and $1.99 per diluted share, in the third quarter of 2008. This is compared with consolidated net income of $4.1 million, or $2.17 per basic and $2.07 per diluted share, in the third quarter of 2007. The income per basic share computations are based on weighted average basic shares outstanding of 1,957,943 in the 2008 period and 1,894,622 in the 2007 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,005,295 in the 2008 period and 1,988,150 in the 2007 period.

Consolidated revenues of $23.5 million for the third quarter of 2008 were 10 percent higher than revenues of $21.3 million for the third quarter of 2007. These increases were generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended September 30,
	2008	2007

Fluid Delivery	$7,999	$7,236
Cardiovascular	7,019	5,867
Ophthalmology	3,733	4,230
Other	4,710	3,982
Total	$23,461	$21,315

Cost of goods sold of $13.2 million for the third quarter of 2008 was 8 percent higher than in the comparable 2007 period. Increased sales volume, increased raw materials costs, and increased manufacturing overhead costs were the primary contributors to the increase in cost of goods sold for the third quarter of 2008.

Gross profit of $10.2 million in the third quarter of 2008 was $1.1 million, or 12 percent, higher than in the comparable 2007 period. The Company’s gross profit percentage in the third quarter of 2008 was 43.6 percent of revenues compared with 42.7 percent of revenues in the third quarter of 2007. The increase in gross profit percentage in the 2008 period compared to the 2007 period was primarily related to improved product mix and improved manufacturing efficiencies.

The Company’s third quarter 2008 operating expenses of $4.5 million were $1.2 million higher than the operating expenses for the third quarter of 2007. This increase was primarily due to the recordation in the third quarter of 2007 of a special $1.4 million benefit, net of expenses, related to a dispute settlement. This benefit was reflected in that quarter as a decrease in operating expenses. A third quarter 2008 $11,000 increase in Research and Development (R&D) expenses was offset by a $62,000 decrease in selling (Selling) expenses and a $197,000 decrease in General and Administrative (G&A) expenses. The increase in R&D costs was primarily related to increased compensation and outside services partially offset by decreased prototype expenses and new product testing costs. The decrease in Selling expenses for the third quarter of 2008 was primarily related to decreased promotion and advertising expenses, and outside services. The decrease in G&A expenses for the third quarter of 2008 was principally attributable to the recordation of a $329,000 charge in the third quarter of 2007 related to the termination of certain pension plans which was partially offset by increased compensation and outside services in the third quarter of 2008.

Operating income in the third quarter of 2008 decreased by $15,000 from operating income in the quarter ended September 30, 2007. Operating income was 24.6 percent of revenues in the third quarter of 2008 compared to 27.2 percent of revenues in the third quarter of 2007. The decrease in operating income for the third quarter of 2008 as compared to the third quarter of 2007 was primarily due to the recordation of the $1.4 million special item in the third quarter of 2007.

Income tax expense for the third quarter of 2008 was $1.9 million compared to income tax expense of $1.7 million for the same period in the prior year. The effective tax rate for the third quarter of 2008 was 31.9 percent compared with 28.8 percent for the third quarter of 2007. The higher effective income tax rate for the third quarter of 2008 was primarily the result of a favorable adjustment for unrecognized tax benefits in the third quarter of 2007 under FASB Interpretation No. 48 (“FIN 48”).

Results for the nine months ended September 30, 2008

Consolidated net income totaled $11.8 million, or $6.04 per basic and $5.88 per diluted share, in the first nine months of 2008. This is compared with consolidated net income of $10.9 million, or $5.77 per basic and $5.49 per diluted share, in the first nine months of 2007. The income per basic share computations are based on weighted average basic shares outstanding of 1,950,181 in the 2008 period and 1,883,444 in the 2007 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,004,517 in the 2008 period and 1,980,385 in the 2007 period.

Consolidated revenues of $72.3 million for the first nine months of 2008 were 7 percent higher than revenues of $67.6 million for the first nine months of 2007. These increases were generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Nine Months ended September 30,
	2008	2007

Fluid Delivery	$24,896	$21,984
Cardiovascular	21,602	17,928
Ophthalmology	11,101	13,748
Other	14,706	13,892
Total	$72,305	$67,552

Cost of goods sold of $40.3 million for the first nine months of 2008 was 5 percent higher than in the comparable 2007 period. Increased sales volume, increased raw material costs, and increased manufacturing overhead costs were the primary contributors to the increase in cost of goods sold for the first nine months of 2008.

Gross profit of $32.0 million in the first nine months of 2008 was $2.9 million, or 10 percent, higher than in the comparable 2007 period. The Company’s gross profit percentage in the first nine months of 2008 was 44.3 percent of revenues compared with 43.1 percent of revenues in the first nine months of 2007. The increase in gross profit percentage in the 2008 period compared to the 2007 period was primarily related to improved product mix and improved manufacturing efficiencies.

The Company’s first nine months 2008 operating expenses of $14.7 million were $1.6 million higher than the operating expenses for the first nine months of 2007. This increase was primarily due to the recordation in the 2007 period of a special $1.4 million benefit, net of expenses, related to a dispute settlement. This benefit was reflected in the 2007 period as a decrease in operating expenses. The 2008 increase was also attributed to a $217,000 increase in R&D expenses, which was offset in part by a $38,000 decrease in G&A expenses and a $41,000 decrease in Selling expenses. The increase in R&D costs was primarily related to increased compensation and benefits expenses, increased travel and outside services. The decrease in G&A expenses for the first nine months of 2008 was principally attributable to the recordation of a $329,000 charge in 2007 related to the termination of certain pension plans which was partially offset by increased compensation and outside services in 2008. The decrease in Selling expenses for the first nine months of 2008 was primarily related to lower promotion and advertising, outside services and compensation and benefits expenses partially offset by increased travel and entertainment expenses.

Operating income in the first nine months of 2008 increased $1.4 million to $17.4 million, a 9 percent increase over operating income in the nine months ended September 30, 2007. Operating income was 24.0 percent of revenues in the first nine months of 2008 compared to 23.6 percent of revenues in the first nine months of 2007. The previously mentioned increase in gross profit, which was partially offset by the increase in operating expenses, was the major contributor to the operating income improvement in the first nine months of 2008.

Income tax expense for the first nine months of 2008 was $5.7 million compared to income tax expense of $4.9 million for the same period in the prior year. The effective tax rate for the first nine months of 2008 was 32.8 percent compared with 31.0 percent for the first nine months of 2007. The higher effective income tax rate for the first nine months of 2008 is primarily the result of a favorable adjustment for unrecognized tax benefits in the third quarter of 2007 under FIN 48.

Liquidity and Capital Resources
At September 30, 2008, the Company had cash and cash equivalents of $13.8 million compared with $3.5 million at December 31, 2007. The Company had outstanding borrowings of $3.0 million under its $25.0 million revolving credit facility (“Credit Facility”) at September 30, 2008 and no outstanding borrowings at December 31, 2007. During the third quarter of 2008, the Credit Facility, which was scheduled to expire November 12, 2009, was extended until November 12, 2012. At September 30, 2008, the Company was in compliance with all financial covenants.

As of September 30, 2008, the Company had working capital of $40.7 million, including $13.8 million in cash and cash equivalents. The $15.0 million increase in working capital during the first nine months of 2008 was primarily related to increases in cash and cash equivalents, accounts receivable, and inventories partially offset by increases in accrued income and other taxes. The increase in cash and cash equivalents was primarily related to the the generation of cash from operations. The increase in accounts receivable during the first nine months of 2008 was primarily related to the increase in revenues for the third quarter of 2008 as compared to the fourth quarter of 2007. The change in inventories is related to increased stocking levels necessary to support current operations. In addition, the Company began a program to purchase critical raw material in large volumes to hedge against future price increases and take advantage of volume discounts. The increase in accrued income and other taxes is primarily related to federal income taxes and local property taxes. Cash flows from operating activities generated $12.8 million for the nine months ended September 30, 2008 as compared to $18.3 million for the nine months ended September 30, 2007. The 2008 decrease was primarily attributable to increased inventory and accounts receivable as compared to the 2007 period. During the first nine months of 2008, the Company expended $4.6 million for the addition of property and equipment. During the first nine months of 2008, the Company paid dividends of $1.5 million.

The Company believes that its existing cash and cash equivalents, cash flows from operations, borrowings available under the Company’s credit facility, supplemented, if necessary, with equity or debt financing, which the Company believes would be available, will be sufficient to fund the Company’s cash requirements for the foreseeable future. The Company further believes that the current lack of liquidity in the credit and capital markets will not have a material impact on the Company’s liquidity, cash flow, financial flexibility or its ability to fund its operations.

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

For the quarter ended September 30, 2008, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting for the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in claims or litigation that arise in the normal course of business. The Company is not currently a party to any legal proceedings which, if decided adversely, would have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

On August 8, 2008, the Company filed a report on Form 8-K with the SEC regarding the public dissemination of a press release announcing its financial results for the first quarter ended June 30, 2008 (Item 12).

On September 12, 2008, the Company filed a report on Form 8-K with the SEC regarding the approval of a revised Code of Business Conduct.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: November 7, 2008	/s/ Emile A. Battat
Emile A. Battat
Chairman and
Chief Executive Officer

Date: November 7, 2008	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer