Form 10-K
period 2008-12-31
ATRION CORP
filed 2009-03-13
CIK 701288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
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
Yes   ☐          No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐           No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒          No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer  ☐                                                      Accelerated filer  ☒                               Non-accelerated filer  ☐                                         Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
 Yes  ☐         No  ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 29, 2008, was $144,752,591 based on the last reported sales price of the common stock on the NASDAQ Global Select Market on such date. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant

Number of shares of Common Stock outstanding at February 19, 2009: 1,968,774

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2009 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2008
________

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2008

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

The Company’s fluid delivery products accounted for 34 percent, 32 percent and 32 percent of net revenues for 2008, 2007 and 2006, respectively. The Company develops, manufactures and markets several specialized intravenous fluid delivery tubing sets and accessories. The intravenous fluid delivery line includes more than 80 distinct models used for complex therapy procedures employed in anesthesia administration, intravenous fluid therapy, critical care and oncology therapy. The Company is an industry leader in the manufacturing of medical tubing clamps. These products include clamps offering such features as six match-to-fit sizes with compatibility to all grades of medical tubing, molding in a variety of materials, and compatibility with different sterilization processes. The Company’s swabbable luer valve allows needleless luer connections to luer access devices in IV applications. These valves provide an economical replacement for needle access ports in drug delivery and IV applications and maintain a sterile, closed IV system without the need for replacement caps. The Company has developed a wide variety of luer syringe check valves and one-way valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, catheter and other applications.

The Company’s cardiovascular products accounted for 30 percent, 27 percent and 29 percent of net revenues for 2008, 2007 and 2006, respectively. At the heart of the Company’s cardiovascular products is the MPS2® Myocardial Protection System (“MPS2”), a proprietary technology that delivers essential fluids and medications to the heart during open-heart surgery. The MPS2 integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible management of this process, indicating improved patient outcomes. New features include an expanded flow range, low volume mode and cyclic flow mode. The MPS2 is the only device used in open-heart surgery that allows for the mixing of drugs into the bloodstream without diluting the blood. The MPS2 employs advanced pump, temperature control and microprocessor technologies and includes a line of disposable products. The Company also develops, manufactures and markets other cardiovascular products which consist principally of the following: cardiac surgery vacuum relief valves; Retract-O-Tape® silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; and Clean-Cut® rotating aortic punch and PerfectCut® Aortotomy System, both of which are used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

The Company’s ophthalmic products accounted for 16 percent, 20 percent and 17 percent of net revenues for 2008, 2007 and 2006, respectively. Atrion is a leading manufacturer of soft contact lens storage and disinfection cases. Atrion produces a complete line of products which are compatible with all solutions for use with soft or rigid gas permeable lenses. The Company also works with customers to provide customized distribution of products. As a registered pharmaceutical reseller, Atrion provides custom packaging, including component purchasing as well as labeling. Warehousing as well as inventory management is included in Atrion's complete kitting services. The Company also designs, manufactures, sells and distributes the LacriCATH® product line, a line of balloon catheters that is used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora (chronic tearing). People affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of nasolacrimal blockage. LacriCATH balloon catheters are the only balloon catheters with Food and Drug Administration (“FDA”) approval for use in this application.

The Company’s other medical and non-medical products accounted for 20 percent, 21 percent and 22 percent of net revenues for 2008, 2007 and 2006, respectively. Atrion is the leading manufacturer of inflation systems and valves used in marine and aviation safety products. The Company manufactures inflation devices, oral inflation tubes, right angle connectors, valves, and closures for life vests, life rafts, inflatable boats, survival equipment, and other inflatable structures. Atrion also produces many one-way and two-way "Breather" valves for use on electronics cases, munitions cases, pressure vessels, transportation container cases, escape slides, and many other medical and non-medical applications requiring pressure relief. Atrion provides contract manufacturing services for other major original equipment manufacturers of medical devices. The Company has the ability to take a product from concept through design, development and prototype all the way to full-scale production manufacturing. Core competencies include engineering product design and development, prototyping, assembly, insert and injection molding, automation, RF-welding, ultrasonic and heat sealing, and sterile packaging. The Company’s ACTester product line consists of instrumentation and associated disposables used to measure the activated clotting time of blood. The Company manufactures, sells and distributes a line of products designed for safe needle and scalpel blade containment. In addition, the Company owns and maintains a 22-mile high-pressure steel pipeline in north Alabama that is leased to an industrial gas producer that transports gaseous oxygen to one of its customers.

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

Company revenues from sales to customers outside the United States totaled approximately 35 percent, 36 percent and 30 percent of the Company’s net revenues in 2008, 2007 and 2006, respectively. These sales are made to various manufacturers and through distributors in over 50 countries outside the United States. Company revenues from sales to parties in Canada totaled approximately 13 percent, 17 percent and 11 percent of the Company’s net revenues in 2008, 2007 and 2006, respectively.

The Company offers customer service, training and education, and technical support such as field service, spare parts, maintenance and repair for certain of its products. The Company periodically advertises its products in trade journals, routinely attends and participates in industry trade shows throughout the United States and internationally, and sponsors scientific symposia as a means of disseminating product information. In addition, the Company provides supportive literature on the benefits of its products.

During 2008, Novartis International AG was the Company’s only customer accounting for more than 10 percent of the Company’s revenues, with various products sold to several divisions of Novartis accounting for approximately 12 percent of the Company’s revenues. The loss of this customer would have a material adverse impact on the Company’s business, financial condition and results of operations.

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

Research and Development

The Company believes that a well-targeted research and development program is an essential part of the Company’s activities, and the Company is currently engaged in a number of research and development projects. The objective of the Company’s program is to develop new products in the Company’s current product lines, improve current products and develop new product lines. Recent major development projects include, but are not limited to, inflation devices for balloon catheter dilation, stent deployment, tissue displacement and fluid dispensing; inflation devices for orthopedic procedures; advanced contact lens disinfection systems; surgical devices used in open heart surgery; product-line expansion in ophthalmology; product-line expansion for MPS2 products; and the further integration of needle-free technology with fluid delivery products. The Company expects to incur additional research and development expenses in 2009 for various projects.

The Company’s consolidated research and development expenditures for 2008, 2007 and 2006 were $2,969,000, $2,778,000, and $2,794,000, respectively.

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

The Company subcontracts with various suppliers to provide the quantity of component parts necessary to assemble the Company’s products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources that manufacture these components using the Company’s toolings. The Company believes that there are satisfactory alternative sources for single-sourced components, although a sudden disruption in supply from one of these suppliers could adversely affect the Company’s ability to deliver finished products on time. The Company owns the molds used for production of a majority of its components. Consequently, in the event of supply disruption, the Company would be able to fabricate its own components or subcontract with another supplier, albeit after a possible delay in the production process.

Patents and License Agreements

The commercial success of the Company is dependent, in part, on its ability to continue to develop patentable products, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company currently has 392 active patents and patent applications pending on products that are either being sold or are in development. The Company pays royalties to outside parties for six patents. All of these patents and patents pending relate to current products being sold by the Company or to products in evaluation stages.

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

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, total or partial suspension of production, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. The Company and certain of its customers are subject to these inspections. The Company believes that it has met all FDA requirements.

Under the FDA’s requirements, if a manufacturer can establish that a newly-developed device is “substantially equivalent” to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established or if the FDA determines that the device requires a more rigorous review, the FDA will require that the manufacturer submit a premarket approval (“PMA”) that must be reviewed and approved by the FDA prior to marketing and sale of the device in the United States. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date of FDA submission. Both a 510(k) and a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. The Company believes that it is in compliance with the requirements mentioned above.

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

Product Liability and Insurance

The design, manufacture and marketing of products of the types the Company produces entail an inherent risk of product liability claims. A problem with one of the Company’s products could result in product liability claims or a recall of, or safety alert or advisory notice relating to, the product. The Company has product liability insurance in amounts that the Company deems appropriate.

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

People

At January 31, 2009, the Company had 485 full-time employees. Employee relations are good and there has been no work stoppage due to labor disagreements. None of the Company's employees is represented by any labor union.

Available Information

The Company’s website address is www.atrioncorp.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (‘SEC”). These filings are also available at www.sec.gov.

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
A substantial portion of our customer relationships are based on open short-term purchase commitments. As a result, many of our customers may unilaterally reduce the purchase of our products with minimal notice or, in certain cases, terminate existing orders for which we may have incurred significant production costs. A loss of a major customer or a number of our smaller customers could materially adversely affect our financial condition and results of operations.

•	Product liability claims could adversely affect our financial condition and results of operations.
We may be subject to product liability claims involving claims of personal injury or property damage. Our product liability insurance coverage may not be adequate to cover the cost of defense and the potential award in the event of a claim. Also, a well-publicized actual or perceived problem with one or more of our products could adversely affect our reputation and reduce the demand for our products.

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
From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal control. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to numerous governmental regulations relating to, among other things, our ability to sell our products, third-party reimbursement and Medicare and Medicaid fraud and abuse. If we do not comply with applicable governmental regulations, governmental authorities could do one or more of the following:
•	impose fines and penalties on us;
•	prevent us from manufacturing our products;
•	bring civil or criminal charges against us;
•	delay the introduction of our new products into the market;
•	recall or seize our products;
•	disrupt the manufacture or distribution of our products; or
•	withdraw or deny approvals for our products.

Any one of these actions could materially adversely affect our revenues and profitability and harm our reputation.

•	We will be unable to sell our products if we fail to comply with manufacturing regulations.
To manufacture our products commercially, we must comply with governmental manufacturing regulations that govern design controls, quality systems and documentation policies and procedures. The FDA and equivalent foreign governmental authorities periodically inspect our manufacturing facilities and the manufacturing facilities of our OEM medical device customers. If we or our OEM medical device customers fail to comply with these manufacturing regulations or fail any FDA inspections, marketing or distribution of our products may be prevented or delayed, which would negatively impact our business.

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
Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. Any failure to receive the regulatory approvals necessary to commercialize our product candidates, or the subsequent withdrawal of any such approvals, would harm our business. The process of obtaining these approvals and the subsequent compliance with federal and state statutes and regulations require spending substantial time and financial resources. If we fail to obtain or maintain, or encounter delays in obtaining or maintaining, regulatory approvals, it could adversely affect the marketing of any products we develop, our ability to receive product revenues, and our liquidity and capital resources.

•	We rely on technology to operate our business and any failure of these systems could harm our business.
We rely heavily on communications and information systems to conduct our business, enhance customer service and increase employee productivity. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, inventory, manufacturing and other systems. There is no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed by our policies and procedures that are intended to safeguard our systems. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, and expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

•
We sell many of our products to healthcare providers that rely on Medicare, Medicaid and private health insurance plans to reimburse the costs associated with the procedures performed using our products and these third party payors may deny reimbursement for use of our products.

We are dependent, in part, upon the ability of healthcare providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which our products are used. Third-party payors may deny reimbursement if they determine that a prescribed product has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or adverse changes in government and private third-party payors’ policies toward reimbursement for procedures utilizing our products, could have a material adverse effect on the Company’s business, financial condition and results of operations. Major third-party payors for medical services in the United States and other countries continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to charges for services performed. Further implementation of legislative or administrative reforms to the United States or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our products or denies coverage for such procedures may result in hospitals or physicians substituting lower cost products or other therapies for our products which, in turn, would have an adverse effect on our business, financial condition and results of operations.

•	We may not be able to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities we engage in can be intense and we may not be able to hire qualified people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

•	Our sales and operations are subject to the risks of doing business internationally.

We are increasing our presence in international markets, which subjects us to many risks, such as:
●	economic problems that disrupt foreign healthcare payment systems;
●	the imposition of governmental controls;
●	less favorable intellectual property or other applicable laws;
●	the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;
●	changes in tax laws and tariffs; and
●	longer payment cycles.

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

We have historically experienced, and may continue to experience, fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:

●	demand for our products;
●	pricing decisions, and those of our competitors, including decisions to increase or decrease prices;
●	regulatory approvals for our products;
●	timing and levels of spending for research and development; sales and marketing;
●	timing and market acceptance of new product introductions by us or our competitors;
●	development or expansion of business infrastructure in new clinical and geographic markets;
●	tax rates in the jurisdictions in which we operate;
●	shipping delays or interruptions;
●	customer credit holds;
●	timing and recognition of certain research and development milestones and license fees; and
●	ability to control our costs

•	Political and economic conditions could materially and adversely affect our revenue and results of operations.

Our business may be affected by a number of factors that are beyond our control such as general geopolitical economic and business conditions, conditions in the financial markets, and changes in the overall demand for our products. A severe or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Uncertainty about current global economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products.

The current economic crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. There could be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of our customers to obtain credit to purchases our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

If conditions in the global economy, United States economy or other key vertical or geographic markets remain uncertain or weaken further, such conditions could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

•	If we fail to manage our exposure to financial and securities market risk successfully, our operating results could be adversely impacted.

We are exposed to financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. We do not use derivative financial instruments for speculative or trading purposes.

The primary objective of most of our investment activities is to preserve principal and maintain adequate liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, our marketable investments are primarily investment grade, liquid, fixed-income securities and money market instruments denominated in United States dollars. The Company’s cash-equivalents and short-term investments may be subject to adverse changes in market value.

•	Any losses we incur as a result of our exposure to the credit risk of our customers could harm our results of operations.

We monitor individual customer payment capability in granting credit arrangements, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. As we have grown our revenue and customer base, our exposure to credit risk has increased. Any material losses as a result of customer defaults could harm and have an adverse effect on our business, operating results and financial condition.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

The Company is headquartered in Allen, Texas, and maintains operating facilities at that location (108,000 square feet on 19 acres) as well as in Arab, Alabama (112,000 square feet on 67 acres), and St. Petersburg, Florida (178,000 square feet on 11 acres).  Each facility houses administrative, engineering, manufacturing, and warehousing operations.  All operating facilities are Company owned.

The Company owns and maintains a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

ITEM 3.                      LEGAL PROCEEDINGS

The Company has no pending legal proceedings of the type described in Item 103 of Regulation S-K.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, no matters were submitted to a vote of security holders.

Executive Officers of the Company

Name	Age	Title
Emile A. Battat	70	Chairman and Chief Executive Officer of the Company and Chairman or President of all subsidiaries

David A. Battat	39	President and Chief Operating Officer of the Company and President of Halkey-Roberts Corporation (“Halkey-Roberts”), a Company subsidiary

Jeffery Strickland	50	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Messrs. Emile Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. David Battat currently serves as an officer of the Company and Halkey-Roberts. The officers of the Company and its subsidiaries are elected annually by the respective Boards of Directors of the Company and its subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and its subsidiaries will expire at the time such meetings of the Boards of Directors of the Company and its subsidiaries are held, which is anticipated to be in May 2009.

There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected. There are no family relationships between any of the executive officers or directors except that Mr. David Battat is the son of Mr. Emile Battat.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officers during the past five years.

Brief Account of Business Experience During the Past Five Years

Mr. Emile Battat has been a director of the Company since 1987 and has served as Chairman of the Board of the Company since January 1998. He has served as Chief Executive Officer of the Company and as Chairman or President of all subsidiaries since October 1998 and as President of the Company from October 1998 until May 2007.

Mr. David Battat has been President and Chief Operating Officer of the Company since May 2007. He has served as President of Halkey-Roberts since January 2006 and served from February 2005 through December 2005 as Halkey-Roberts’ Vice President - Business Development and General Counsel. From 2002 through 2004, Mr. David Battat was engaged in the private practice of law.

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

The Company’s common stock is traded on the NASDAQ Global Select Market (Symbol ATRI). As of February 17, 2009, the Company had approximately 2,900 stockholders, including beneficial owners holding shares in nominee or “street name.” The high and low sales prices as reported by NASDAQ for each quarter of 2007 and 2008 are shown below.

Year Ended December 31, 2007:	High	Low
First Quarter	$95.84	$78.25
Second Quarter	$98.79	$86.34
Third Quarter	$125.04	$95.05
Fourth Quarter	$128.20	$107.41

Year Ended December 31, 2008:	High	Low
First Quarter	$133.88	$95.77
Second Quarter	$116.75	$93.41
Third Quarter	$118.00	$80.21
Fourth Quarter	$111.00	$63.00

The Company pays regular quarterly cash dividends on the Company’s common stock. The Company has increased its quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased from $.17 per share to $.20 per share in September of 2006, to $.24 per share in September of 2007 and to $.30 per share in September of 2008. The Company paid quarterly dividends totaling $2.1 million to its stockholders in 2008.

The following table provides certain information about securities authorized for issuance under the Company's equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	99,000	$51.96(2)	38,417(1)
Equity compensation plans not approved by security holders	-	-	1,950(3)
Total	99,000	$51.96(2)	40,367

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

(2)  The DSUs and RSUs are excluded from the calculation of the weighted average exercise price.

(3)  Consists of shares of the Company’s common stock authorized for issuance upon settlement of DSUs under the Company’s Deferred Compensation Plan for Non-Employee Directors.

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

During the year ended December 31, 2008, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, and during the fourth quarter of 2008 did not repurchase any of its equity securities.

ITEM 6.                 SELECTED FINANCIAL DATA

Selected Financial Data
(In thousands, except per share amounts)

	2008	2007		2006	2005	2004
Operating Results for the Year ended December 31,
Revenues	$95,895	$88,540		$81,020	$72,089	$66,081
Operating income	22,973	20,195	(a)	14,338	12,698	8,596
Income from continuing operations	15,667	14,006	(a)	10,600	8,793	6,305
Net income	15,667	14,006	(a)	10,765	8,958	6,470
Depreciation and amortization	6,353	5,534		5,005	5,389	4,830
Per Share Data:
Income from continuing operations, per diluted share	7.82	7.06	(a)	5.43	4.57	3.41
Net income per diluted share	7.82	7.06	(a)	5.51	4.66	3.50
Cash dividends per common share	1.08	.88		.74	.62	.52
Average diluted shares outstanding	2,004	1,985		1,953	1,924	1,850
Financial Position at December 31,
Total assets	115,353	99,313		95,772	78,470	67,408
Long-term debt	-	-		11,399	2,529	2,936

(a) Included two special items that, when combined, added $1.1 million to operating income, $695,000 to net income and $0.35 to net income per diluted share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, develops, manufactures, sells and distributes products and components, primarily for the medical and healthcare industry. The Company markets components to other equipment manufacturers for incorporation in their products and sells finished devices to physicians, hospitals, clinics and other treatment centers. The Company’s medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. The Company’s other medical and non-medical products include instrumentation and disposables used in dialysis, contract manufacturing and valves and inflation devices used in marine and aviation safety products.  In 2008 approximately 35 percent of the Company's sales were outside the United States.

The Company's products are used in a wide variety of applications by numerous customers. The Company encounters competition in all of its markets and competes primarily on the basis of product quality, price, engineering, customer service and delivery time.

The Company's strategy is to provide a broad selection of products in the areas of its expertise. Research and development efforts are focused on improving current products and developing highly-engineered products that meet customer needs in niche markets that are large enough to provide meaningful increases in sales for the Company. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. The Company also focuses on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. The Company has been successful in consistently generating cash from operations and has used that cash to reduce indebtedness, to fund capital expenditures, to make investment purchases, to repurchase stock and to pay dividends.

The Company's strategic objective is to further enhance its position in its served markets by:

•	Focusing on customer needs;
•	Expanding existing product lines and developing new products;
•	Maintaining a culture of controlling cost; and
•	Preserving and fostering a collaborative, entrepreneurial management structure.

For the year ended December 31, 2008, the Company reported revenues of $95.9 million, operating income of $23.0 million and net income of $15.7 million, up 8 percent, 14 percent and 12 percent, respectively, from 2007.

Results of Operations

The Company’s net income was $15.7 million, or $8.03 per basic and $7.82 per diluted share, in 2008, compared to net income of $14.0 million, or $7.42 per basic and $7.06 per diluted share, in 2007 and $10.8 million, or $5.82 per basic and $5.51 per diluted share, in 2006. The 2007 results included a special net benefit of $695,000, or $0.35 per diluted share, attributable to a favorable dispute resolution offset partially by certain initial costs related to the termination of the Company’s defined benefit pension plans, as described below. Revenues were $95.9 million in 2008, compared with $88.5 million in 2007 and $81.0 million in 2006. The 8 percent revenue increase in 2008 over 2007 and the 9 percent revenue increase in 2007 over 2006 were generally attributable to higher sales volumes.

Annual revenues by product lines were as follows (in thousands):
	2008	2007	2006

Fluid Delivery	$32,209	$28,745	$25,809
Cardiovascular	29,263	23,577	23,290
Ophthalmology	15,192	17,614	13,744
Other	19,231	18,604	18,177
Total	$95,895	$88,540	$81,020

The Company’s cost of goods sold was $53.3 million in 2008, compared with $50.8 million in 2007 and $48.6 million in 2006.  Increased sales volume, increased material costs, and increased manufacturing overhead costs were the primary contributors to the 5 percent increase in cost of goods sold for 2008 over 2007.  The 5 percent increase in cost of goods sold for 2007 over 2006 was primarily related to increased sales volume, increased material costs and increased manufacturing overhead costs.

Gross profit in 2008 increased $4.7 million to $42.5 million, compared with $37.8 million in 2007 and $32.4 million in 2006. The Company’s gross profit was 44 percent of revenues in 2008, 43 percent of revenues in 2007 and 40 percent of revenues in 2006. The increase in gross profit percentage in 2008 from the prior year was primarily due to improvements in manufacturing efficiencies.

Operating expenses were $19.6 million in 2008, compared with $17.6 million in 2007 and $18.1 million in 2006. The increase in operating expenses in 2008 from 2007 was primarily due to the recordation in 2007 of a special $1.4 million benefit, net of expenses, related to a dispute settlement. This benefit was reflected in 2007 as a decrease in operating expenses. Additionally, increases in general and administrative (“G&A”) expenses and research and development (“R&D”) expenses were partially offset by decreases in selling (“Selling”) expenses. In 2008, G&A expenses increased $496,000 primarily related to compensation costs. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. R&D expenses increased $191,000 in 2008 as compared to 2007 primarily related to increased compensation costs and increased outside services. R&D expenses consist primarily of salaries and other related expenses of the research and development personnel as well as costs associated with regulatory matters. In 2008, Selling expenses decreased $85,000 primarily related to decreased outside services, advertising and promotional expenses partially offset by increased travel expenses. Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses.

The decrease in operating expenses in 2007 from 2006 was primarily related to the special item described above, partially offset by increases in selling and general and administrative expenses. Selling expenses increased $286,000 in 2007, primarily as a result of increased outside services, promotion and advertising expenses. In 2007, G&A expenses increased $592,000, primarily attributable to a $329,000 charge related to the termination of certain pension plans, increased compensation and benefit costs partially offset by lower costs for outside services.

The Company’s operating income for 2008 was $23.0 million, compared with $20.2 million in 2007 and $14.3 million in 2006. The increase in gross profit partially offset by the increase in operating expenses was the major contributor to the 13.9 percent operating income improvement in 2008. The increase in gross profit and the decrease in operating expenses described above were the major contributors to the operating income improvement in 2007.

The Company’s interest income for 2008 was $299,000 compared with $57,000 in 2007 and $91,000 in 2006. The increase in 2008 was primarily related to the increased level of investments during 2008.

Interest expense was $10,000 in 2008 compared to $251,000 in 2007 and $253,000 in 2006.  The decrease in 2008 was primarily the result of reduced borrowing levels. The decrease in 2007 was primarily related to lower interest rates and reduced borrowing levels. Interest of $326,000 was capitalized in 2006 during the construction of the new facility for Halkey-Roberts.

Income tax expense in 2008 totaled $7.6 million, compared with $6.0 million in 2007 and $3.6 million in 2006. The effective tax rates for 2008, 2007 and 2006 were 32.7 percent, 30.0 percent and 25.2 percent, respectively. Benefits from tax incentives for domestic production, exports and R&D expenditures totaled $896,000 in 2008, $1.0 million in 2007 and $1.6 million in 2006. Expenses from changes in uncertain tax positions totaled $218,000 in 2008. Benefits from changes in uncertain tax positions totaled $168,000 in 2007. The lower effective tax rate in 2006 was primarily a result of a review and documentation of the Company’s R&D tax credits for 2005 and prior-year tax returns which indicated that the Company was entitled to higher credits than had been claimed. The Company expects the effective tax rate for 2009 to be approximately 33.0 percent.

Over the past ten years, the Company has achieved meaningful annual increases in operating revenues, operating income, net income from continuing operations and diluted earnings per share from continuing operations. During this ten-year period, the Company has been able to achieve this growth even during declines in economic activity.   The United States and world economies have recently been deteriorating at an unprecedented pace. This resulting decline in global demand makes it difficult to make accurate predictions for 2009 results. The Company hopes to achieve at least modest growth in 2009, but is unable to predict at what level.

Discontinued Operations

During 2006, the Company recorded a gain of $165,000 after tax, on the disposal of discontinued operations related to the 1997 sale of its natural gas operations. This gain represented $.09 per basic share in 2006 and $.08 per diluted share in 2006. This amount is net of income tax expense of $85,000.  Under the terms of the 1997 agreement, the Company received a contingent deferred payment of $250,000, before-tax, from the purchaser in April 2006.  No payments were due under this agreement after 2006.

Liquidity and Capital Resources

The Company has a $25.0 million revolving credit facility (the “Credit Facility”) with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions (see Note 5 of Notes to Consolidated Financial Statements). Borrowings under the Credit Facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. The Company had no outstanding borrowings under its Credit Facility at December 31, 2008 or at December 31, 2007. The Credit Facility, which expires November 12, 2012, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources. At December 31, 2008, the Company was in compliance with all financial covenants and had $25.0 million available for borrowing under the Credit Facility. The Company believes that the bank providing the Credit Facility is highly-rated and that the entire $25.0 million under the Credit Facility is currently available to the Company. If that bank were unable to provide such funds, the Company does not expect such inability to impact the Company’s ability to fund operations.

At December 31, 2008, the Company had cash and cash equivalents of $12.1 million compared with $3.5 million at December 31, 2007. The Company had short-term investments of $4.7 million at December 31, 2008.

Cash flows from continuing operations of $19.5 million in 2008 were primarily comprised of net income plus the net effect of non-cash expenses offset by net changes in working capital items. Accounts receivable and inventories were the primary contributors to the net change in working capital items. The change in inventories was related to increased stocking levels necessary to support current operations. In addition, in mid-2008 the Company began a program to purchase critical raw material in large volumes to hedge against future price increases and take advantage of volume discounts. Given the dramatic change in the economics for raw material, advance purchasing to hedge against price increase was discontinued in the fall of 2008. The increase in accounts receivable was primarily related to increased revenues in 2008 as compared with the same period in 2007. However, the Company did not experience a significant change in the number of day’s sales outstanding or inventory turns. Cash provided by operating activities consisted primarily of net income adjusted for certain non-cash items and changes in working capital items. Non-cash items included depreciation and amortization and deferred income taxes. Working capital items consisted primarily of accounts receivable, short-term investments, accounts payable, inventories and other current assets and other current liabilities.

At December 31, 2008, the Company had working capital of $42.9 million, including $12.1 million in cash and cash equivalents and $4.7 million in short-term investments. The $17.2 million increase in working capital during 2008 was primarily related to increases in cash and cash equivalents, short-term investments, accounts receivable and inventories. The increase in cash and short-term investments was primarily related to amounts generated from operations. The increase in accounts receivable and inventory were described above.

Capital expenditures for property, plant and equipment totaled $5.4 million in 2008, compared with $7.9 million in 2007 and $20.9 million in 2006. The $5.4 million expended in 2008 and the $7.9 million expended in 2007 were primarily for the addition of machinery and equipment. Of the $20.9 million expended for the addition of property, plant and equipment during 2006, the Company expended $15.5 million toward the construction of the new St. Petersburg facility for its Halkey-Roberts operation. The Company completed the construction of its St. Petersburg facility and moved Halkey-Roberts operations into the new facility during the third quarter of 2006. The total cost of the new facility was $20.0 million and the cost of the land was $3.8 million. The Company expects 2009 capital expenditures, primarily machinery and equipment, to increase slightly over the average of the levels expended during each of the past two years.

The Company decreased its outstanding borrowings under the Credit Facility by $11.4 million in 2007. During 2006, the Company increased its outstanding borrowings under the Credit Facility by $8.9 million and repurchased 24,000 shares of its common stock for approximately $1.6 million.

The Company paid dividends totaling $2.1 million, $1.7 million and $1.4 million during 2008, 2007 and 2006, respectively. The Company expects to fund future dividend payments with cash flows from operations.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2008:

	Payments due by period
Contractual Obligations	Total	2009	2010 - 2011	2012 and thereafter
	(In thousands)
Purchase Obligations	$7,770	$7,644	$95	$31
Total	$7,770	$7,644	$95	$31

In the current credit and financial markets, many companies are finding it difficult to gain access to capital resources. In spite of the current economic conditions, the Company believes that its $16.7 million in cash, cash equivalents and short-term investments, cash flows from operations and available borrowings of up to $25.0 million under the Company’s Credit Facility will be sufficient to fund the Company’s cash requirements for at least the foreseeable future. The Company believes that its strong financial position would allow it to access equity or debt financing should that be necessary. The Company believes that its capital resources should not be materially impacted by the current economic crisis. Additionally, the Company believes that its cash and cash equivalents and short-term investments will continue to increase in 2009.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually and amends the scope of SFAS 157. The Company adopted SFAS 157 in 2008 except for those items specifically deferred under FSP FAS 157-2. The Company is currently evaluating the impact of the full adoption of SFAS 157 on its consolidated financial statements. The Company believes that SFAS 157 will not result in a material impact on its consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R amends accounting and reporting standards associated with business combinations and requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values.  In addition, SFAS 141R requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply SFAS 141R before that date.  The Company will apply SFAS 141R to any acquisition after the date of adoption.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, Goodwill and Other Intangible Assets (“FAS 142”). The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FAS 142. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date.

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

During 2008, the Company accrued for legal costs associated with certain litigation. In making determinations of likely outcomes of litigation matters, the Company considers the evaluation of legal counsel knowledgeable about each matter, case law and other case-specific issues. The Company believes these accruals are adequate to cover the legal fees and expenses associated with litigating these matters. However, the time and cost required to litigate these matters as well as the outcomes of the proceedings may vary from what the Company has projected.

The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments.  On an ongoing basis, the collectibility of accounts receivable is assessed based upon historical collection trends, current economic factors and the assessment of the collectibility of specific accounts.  The Company evaluates the collectibility of specific accounts and determines when to grant credit to its customers using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition, recent payment history, current economic environment, and discussions with appropriate Company personnel and with the customers directly.  Accounts are written off when it is determined the receivable will not be collected. If circumstances change, the Company’s estimates of the collectibility of amounts could be changed by a material amount.

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

Pension plan benefits are expensed as applicable employees earn benefits.  The recognition of expenses is significantly impacted by estimates made by management such as discount rates used to value certain liabilities and expected return on assets. The Company uses third-party specialists to assist management in appropriately measuring the expense associated with pension plan benefits. In the event that actual results differ from these estimates, pension plan expenses could be materially impacted.

The Company liquidated all pension plan investments in September 2007 in conjunction with the decision to terminate the plan. At December 31, 2008, all remaining assets were invested in a money market account. The Company did not make any contributions to the plan during 2008, and it believes that no further contributions to the plan will be required to finalize the plan termination based upon the plan’s year-end funded status. The Company estimates that future benefit payments will be less than $50,000 in 2009 prior to the final payout for the plan termination which will likely occur in mid- 2009 after all regulatory approvals are received. The Company currently projects benefit payments for the final payout to be approximately $3.7 million.  After all plan obligations are settled, the Company intends to move all remaining plan assets into its 401(k) plan to offset future contributions to that plan.

The Company assesses the impairment of its long-lived identifiable assets, excluding goodwill which is tested for impairment pursuant to SFAS 142 as explained below, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This review is based upon projections of anticipated future cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows or future changes in the Company’s business plan could materially affect its evaluations. No such changes are anticipated at this time.

The Company assesses goodwill for impairment pursuant to SFAS 142 which requires that goodwill be assessed whenever events or changes in circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis by applying a fair value test.

During 2006, 2007 and 2008, none of the Company’s critical accounting policy estimates required significant adjustments. The Company did not note any events or changes in circumstances indicating that the carrying value of material long-lived assets were not recoverable.

Quantitative and Qualitative Disclosures About Market Risks

Foreign Exchange Risk

The Company is not exposed to material fluctuations in currency exchange rates because the payments from the Company’s international customers are received primarily in United States dollars.

Principal and Interest Rate Risk

The Company’s cash equivalents and short-term investments consist of money-market accounts, taxable high-grade corporate bonds and tax-exempt municipal bonds. The Company’s investment policy is to seek to manage these assets to achieve the goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to established investment guidelines.  In general, the primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of and the return on the investment to fluctuate.

Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effect on various securities markets. The Company believes that its cash, cash equivalents, and short-term investments do not have significant risk of default or illiquidity. However, the Company’s cash-equivalents and short-term investments may be subject to adverse changes in market value.

Forward-looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this annual report on Form 10-K that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company will be achieved. Such statements include, but are not limited to, the Company’s expectations regarding its 2009 effective tax rate, 2009 capital expenditures, availability of equity and debt financing, the Company’s ability to meet its cash requirements for the foreseeable future, the impact of the current economic crisis on the Company’s capital resources and increases in 2009 in cash, cash equivalents and short-term investments. Words such as “anticipates,” “believes,” “intends,” “expects,” “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company’s ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company’s results of operations and financial condition.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited the accompanying consolidated balance sheets of Atrion Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item15. Exhibits and Financial Statement Schedules. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements take as a whole, presents fairly, in all material aspects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.  Also as discussed in Note 1 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atrion Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 13, 2009

CONSOLIDATED STATEMENTS OF INCOME
For the year ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share amounts)

Revenues	$95,895	$88,540	$81,020
Cost of Goods Sold	53,348	50,771	48,572
Gross Profit	42,547	37,769	32,448

Operating Expenses:
Selling	6,268	6,353	6,067
General and administrative	10,337	9,841	9,249
Dispute resolution	--	(1,398)	--
Research and development	2,969	2,778	2,794
	19,574	17,574	18,110

Operating Income	22,973	20,195	14,338

Interest Income	299	57	91
Interest Expense	(10)	(251)	(253)
Other Income (Expense), net	1	--	(4)
Income from Continuing Operations before Provision for Income Taxes	23,263	20,001	14,172

Provision for Income Taxes	(7,596)	(5,995)	(3,572)

Income from Continuing Operations	15,667	14,006	10,600

Gain on Disposal of Discontinued Operations, net of tax	--	--	165

Net Income	$15,667	$14,006	$10,765

Income Per Basic Share:
Continuing operations	$8.03	$7.42	$5.73
Discontinued operations	--	--	.09

Net Income Per Basic Share	$8.03	$7.42	$5.82

Weighted Average Basic Shares Outstanding	1,952	1,887	1,851

Income Per Diluted Share:
Continuing operations	$7.82	$7.06	$5.43
Discontinued operations	--	--	.08

Net Income Per Diluted Share	$7.82	$7.06	$5.51

Weighted Average Diluted Shares Outstanding	2,004	1,985	1,953

Dividends Per Common Share	$1.08	$.88	$.74

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

Assets:	2008	2007
	(In thousands)

Current Assets:
Cash and cash equivalents	$12,056	$3,531
Short-term investments	4,692	--
Accounts receivable, net of allowance for doubtful accounts of $31 and $32 in 2008 and 2007, respectively	10,875	9,601
Inventories	20,169	17,387
Prepaid expenses and other current assets	719	1,483
Deferred income taxes	596	607
Total Current Assets	49,107	32,609

Property, Plant and Equipment	94,364	89,736
Less accumulated depreciation and amortization	40,994	35,686
	53,370	54,050

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $9,805 and $9,507 in 2008 and 2007, respectively	1,863	2,011
Goodwill	9,730	9,730
Other	1,283	913
	12,876	12,654

Total Assets	$115,353	$99,313

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

Liabilities and Stockholders’ Equity:	2008	2007
	(In thousands)

Current Liabilities:
Accounts payable	$2,438	$3,533
Accrued liabilities	3,044	2,816
Accrued income and other taxes	731	515
Total Current Liabilities	6,213	6,864

Line of credit	--	--

Other Liabilities and Deferred Credits:
Deferred income taxes	6,956	5,896
Other	1,342	1,111
	8,298	7,007

Total Liabilities	14,511	13,871

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	19,130	15,790
Accumulated other comprehensive loss	(533)	(486)
Retained earnings	117,554	104,021
Treasury shares, 1,452 shares in 2008 and 1,509 shares in 2007, at cost	(35,651)	(34,225)
Total Stockholders’ Equity	100,842	85,442

Total Liabilities and Stockholders’ Equity	$115,353	$99,313

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2008, 2007 and 2006

	2008	2007	2006
		(In thousands)
Cash Flows From Operating Activities:
Net income	$15,667	$14,006	$10,765
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of discontinued operations	--	--	(165)
Depreciation and amortization	6,353	5,534	5,005
Deferred income taxes	1,096	1,134	693
Stock-based compensation	637	368	116
Pension charge	--	310	--
Other	37	35	10
	23,790	21,387	16,424
Changes in operating assets and liabilities:
Accounts receivable	(1,274)	969	(2,250)
Inventories	(2,782)	(271)	590
Prepaid expenses and other current assets	764	47	(698)
Other non-current assets	(591)	1,020	(119)
Accounts payable and accrued liabilities	(867)	317	(1,087)
Accrued income and other taxes	216	565	(216)
Other non-current liabilities	231	(1,329)	4
Net cash provided by continuing operations	19,487	22,705	12,648
Net cash provided by discontinued operations (Note 4)	--	--	165
	19,487	22,705	12,813

Cash Flows From Investing Activities:
Property, plant and equipment additions	(5,412)	(7,893)	(20,889)
Property, plant and equipment sales	--	--	3
Investments	(4,692)	--	--
	(10,104)	(7,893)	(20,886)

Cash Flows From Financing Activities:
Line of credit advances	3,000	19,426	38,186
Line of credit repayments	(3,000)	(30,825)	(29,316)
Exercise of stock options	543	697	1,264
Shares tendered for employees’ taxes on stock-based compensation	(913)	(47)	(36)
Purchase of treasury stock	--	--	(1,594)
Tax benefit related to stock options	1,635	805	752
Dividends paid	(2,123)	(1,670)	(1,375)
	(858)	(11,614)	7,881

Net change in cash and cash equivalents	8,525	3,198	(192)

Cash and cash equivalents, beginning of year	3,531	333	525
Cash and cash equivalents, end of year	$12,056	$3,531	$333

Cash paid for:
Interest (net of capitalization)	$10	$312	$199
Income taxes	3,781	3,487	3,272

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the year ended December 31, 2008, 2007 and 2006
(In thousands)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, January 1, 2006	1,834	342	1,586	(33,273)	12,508	--	82,318	61,895

Net income							10,765	10,765
Tax benefit from exercise of stock options					752			752
Stock options and restricted stock	66		(66)	597	880			1,477
Shares surrendered in option exercises	(2)		2	(133)				(133)
Purchase of treasury stock	(24)		24	(1,594)				(1,594)
Dividends							(1,375)	(1,375)
Adjustment for initial application of SFAS 158, net of tax (Notes 1 and 12)						(892)		(892)
Balances, December 31, 2006	1,874	342	1,546	(34,403)	14,140	$(892)	91,708	70,895

Components of comprehensive income:
Net income							14,006	14,006
Actuarial gain on pension plan, net of income taxes of $110						205		205
Recognition of pension plan curtailment gain and settlement loss, net of income taxes of $109						201		201
Total comprehensive income						406	14,006	14,412

Tax benefit from exercise of stock options					805			805
Stock options and restricted stock	39		(39)	382	845			1,227
Shares surrendered in option exercises	(2)		2	(204)				(204)
Dividends							(1,676)	(1,676)
Adjustment for initial application of FIN 48 (Note 1)							(17)	(17)
Balances, December 31, 2007	1,911	$342	1,509	$(34,225)	$15,790	$(486)	$104,021	$85,442

Net income							15,667	15,667
Actuarial gain on pension plan, net of income taxes of $25						(47)		(47)
Total comprehensive income						(47)	15,667	15,620
Tax benefit from exercise of stock options					1,635			1,635
Stock options and restricted stock	74		(74)	755	1,705			2,460
Shares surrendered in option exercises	(17)		17	(2,181)				(2,181)
Dividends							(2,134)	(2,134)
Balances, December 31, 2008	1,968	$342	1,452	$(35,651)	$19,130	$(533)	$117,554	$100,842
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

Short-term Investments
The Company’s short-term investments consist of taxable high-grade corporate bonds and tax-exempt municipal bonds. The Company’s investment policy is to seek to manage these assets to achieve the goal of preserving principal, maintaining adequate liquidity, and maximizing returns subject to the above objectives and relevant tax considerations. The Company follows the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s short-term investments are accounted for as held-to-maturity since the Company has the positive intent and ability to hold these investments to maturity. These investments are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using the interest method, over the period to maturity and unrealized gains and losses are excluded from earnings.

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

Inventories
Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2008	2007
Raw materials	$8,978	$7,452
Work in process	4,579	4,513
Finished goods	6,612	5,422
Total inventories	$20,169	$17,387

Accounts Payable
The Company reflects disbursements as trade accounts payable until such time as payments are presented to the bank for payment. At December 31, 2008 and 2007, disbursements totaling approximately $ 608,000 and $ 744,000, respectively, had not been presented for payment to the bank.

Income Taxes
The Company accounts for deferred income taxes utilizing SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. When appropriate the Company evaluates the need for a valuation allowance to reduce deferred tax.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (“FIN 48”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not of being sustained.

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

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost (in thousands):

	December 31,		Useful
	2008	2007	Lives
Land	$5,260	$5,260	—
Buildings	29,365	29,171	30-40 yrs
Machinery and equipment	59,739	55,305	3-10 yrs
Total property, plant and equipment	$94,364	$89,736

Depreciation expense of $6,055,000, $5,222,000 and $4,685,000 was recorded for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

Capitalized interest related to the construction of a new facility at Halkey-Roberts in the amount of $325,839 was recorded during 2006.

Patents and Licenses
Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from 7 to 19 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill
Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired.  Annual impairment testing for goodwill is done using a fair value-based test.  Goodwill is also reviewed for impairment periodically and whenever events or changes in circumstances indicate a change in value may have occurred.  The Company has identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products (2) Halkey-Roberts and (3) Quest Medical.  The carrying amount for goodwill in each of the three years ended December 31, 2008, 2007 and 2006 was $9,730,000.

Current Accrued Liabilities
The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2008	2007
Accrued payroll and related expenses	$2,156	$1,941
Accrued vacation	175	167
Accrued professional fees	221	251
Other accrued liabilities	492	457
Total accrued liabilities	$3,044	$2,816

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

Revenues
The Company recognizes revenue when its products are shipped to its customers, provided an arrangement exists, the fee is fixed and determinable and collectibility is reasonably assured. All risks and rewards of ownership pass to the customer upon shipment. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Revenues are recorded exclusive of sales and similar taxes. Returns, discounts and other allowances have been insignificant historically.

Shipping and Handling Policy
Shipping and handling fees charged to customers are reported as revenue and all shipping and handling costs incurred related to products sold are reported as cost of goods sold.

Research and Development Costs
Research and development costs relating to the development of new products and improvements of existing products are expensed as incurred.

Advertising
Advertising production costs are expensed as incurred.  Media for print placement costs are expensed in the period the advertising first appears.  Total advertising expenses were approximately $251,000, $277,000 and $198,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation
The Company has stock-based compensation plans covering certain of its officers, directors and key employees. As explained in detail in Note 9, the Company accounts for stock-based compensation utilizing the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).

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

On December 31, 2006, the Company adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158").  As is further described in Note 12, the funded status of the Company’s pension plan is recorded as a non-current asset and all unrecognized losses, net of tax, are recorded as accumulated other comprehensive loss within stockholders’ equity. As required by SFAS 158, results for prior periods were not restated.

Comprehensive Income
Comprehensive income includes net income plus other comprehensive income, which for the Company consists of the amortization of unrecognized pension gains, and recognition of gains as a result of pension plan curtailment and settlement transactions.

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually and amends the scope of SFAS 157. The Company adopted SFAS 157 in 2008 except for those items specifically deferred under FSP FAS 157-2. The Company is currently evaluating the impact of the full adoption of SFAS 157 on its consolidated financial statements. The Company believes that SFAS 157 will not have a material impact on its consolidated financial statements upon adoption.

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”).  SFAS 141R amends accounting and reporting standards associated with business combinations and requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values.  In addition, SFAS 141R requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply SFAS 141R before that date.  The Company will apply SFAS 141R to any acquisition after the date of adoption.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, Goodwill and Other Intangible Assets (“FAS 142”). The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FAS 142. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date.

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

Fair Value Measurements
On January 1, 2008, the Company adopted SFAS 157 as it pertains to its financial assets and liabilities. SFAS 157 applies both to items recognized and reported at fair value in the financial statements and to items disclosed at fair value in the notes to the financial statements.  SFAS 157 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstances. As a result, the Company was not required to recognize any new assets or liabilities at fair value at adoption.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2008, the Company held certain short-term investments that are required to be measured for disclosure purposes at fair value on a recurring basis.  These short-term investments are considered Level 2 assets as defined by SFAS 157. The fair value of the Company's short-term investments is estimated using recently executed transactions and market price quotations. At December 31, 2008 the fair value of the Company’s short-term investments approximates the carrying value of the investments (see Note 2).

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

The carrying values of the Company’s other financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and accrued income and other taxes approximate fair value due to their liquid and short-term nature.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable.

The Company’s cash is held in high credit quality financial institutions. As of December 31, 2008, $11.8 million in cash and cash equivalents was maintained in two separate municipal money market mutual funds, and $.3 million in cash and cash equivalents was maintained at two major financial institutions in the United States. At times, deposits held with financial institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 raised the Federal Deposit Insurance Corporation deposit coverage limits to $250,000 per owner from $100,000 per owner. This program is currently available through December 31, 2009.

Effective September 19, 2008, the U.S. Treasury commenced its Temporary Guarantee Program for Money Market Mutual Funds. This program, which is offered to all money market mutual funds that are regulated under Rule 2A-7 of the Investment Company Act of 1940, guarantees the share price of any publicly offered eligible money market fund that applies for and pays a fee to participate in the program. As of December 31, 2008, $8.5 million of the Company’s cash and cash equivalents was covered by this program since it was invested, as of September 19, 2008, in a fund participating in the U.S. Treasury program. The termination date for this program is September 18, 2009. At December 31, 2008, the Company’s uninsured cash and cash equivalents totaled approximately $3.3 million.

The Company invests a portion of its cash in debt instruments of corporations and municipalities with strong credit ratings.

For accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company maintains reserves for possible credit losses.  As of December 31, 2008 and 2007, the Company had allowance for doubtful account balances of approximately $31,000 and $32,000, respectively.  The carrying amount of the receivables approximates their fair value. The Company’s largest customer accounted for 11.6%, 14.2% and 9.7% of operating revenues in 2008, 2007 and 2006, respectively.  That same customer accounted for 12.8%, 15.8% and 10.7% of accounts receivable as of December 31, 2008, 2007 and 2006, respectively.  No other customer exceeded 10% of the Company’s operating revenues or accounts receivable as of December 31, 2008, 2007 or 2006.

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

(2)	Short-term Investments
The amortized cost and fair value of the Company’s short-term investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follow as of December 31, 2008 ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
Corporate bonds	$4,063	$8	—	$4,071
Municipal tax-exempt bond	629	—	(2)	627

Total investment securities held to maturity	$4,692	$8	$(2)	$4,698

At December 31, 2008, the length of time until maturity of these securities ranged from nine to eleven months.

(3)	Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license.  Patents and licenses are as follows (dollars in thousands):

December 31, 2008			December 31, 2007
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
14.75	$11,668	$9,805	14.74	$11,518	$9,507

Aggregate amortization expense for patents and licenses was $298,000 for 2008, $312,000 for 2007 and $318,000 for 2006.  Estimated future amortization expense for each of the years set forth below ending December 31, is as follows (in thousands):

2009	$ 289
2010	$ 275
2011	$ 275
2012	$ 163
2013	$ 163

(4)       Discontinued Operations

During 2006 the Company recorded a gain of $165,000 after tax, on the disposal of discontinued operations related to the 1997 sale of its natural gas operations.  This amount is net of income tax expense of $85,000.  Under the terms of the 1997 agreement, the Company received a contingent deferred payment of $250,000 from the purchaser in April 2006.  No additional payments were due under this agreement after 2006 and thus there was no gain recorded in 2007 or 2008.

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

 (5)           Line of Credit

The Company has a revolving credit facility (“Credit Facility”) with a money center bank. Under the Credit Facility, the Company and certain of its subsidiaries have a line of credit of $25 million which is secured by substantially all inventories, equipment and accounts receivable of the Company.  Interest under the Credit Facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent (3.2 percent at December 31, 2008) and is payable monthly. The Company had no outstanding borrowings under the Credit Facility at December 31, 2008 or 2007.  The Credit Facility expires November 12, 2012 and may be extended under certain circumstances.  At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company’s ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization.  At December 31, 2008, the Company was in compliance with all financial covenants.

(6)           Income Taxes

The items comprising income tax expense for continuing operations are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Current — Federal	$6,086	$4,760	$2,705
— State	519	20	230
	6,605	4,780	2,935

Deferred — Federal	916	1,190	607
— State	75	25	30
	991	1,215	637

Total income tax expense	$7,596	$5,995	$3,572

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Benefit plans	$454	$331
Inventories	469	456
Other	77	93
Total deferred tax assets	$1,000	$880
Deferred tax liabilities:
Property, plant and equipment	$5,370	$4,657
Pensions	163	201
Patents and goodwill	1,827	1,311
Total deferred tax liabilities	$7,360	$6,169

Net deferred tax liability	$6,360	$5,289

Balance Sheet classification:
Non-current deferred income tax liability	$6,956	$5,896
Current deferred income tax asset	596	607
Net deferred tax liability	$6,360	$5,289

Total income tax expense for continuing operations differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2008	2007	2006
Income tax expense at the statutory federal income tax rate	$8,142	$7,030	$4,960
Increase (decrease) resulting from:
State income taxes	302	240	210
R&D credit	(481)	(586)	(1,322)
Foreign sales benefit	--	(66)	(154)
Section 199 manufacturing deduction	(415)	(348)	(127)
Other, net	48	(275)	5
Total income tax expense	$7,596	$5,995	$3,572

The 2006 amount for R&D credit includes $1,022,000 representing the results of a review and documentation of the Company’s R&D tax credits for 2005 and prior-year tax returns. This review indicated that the Company was entitled to higher credits than had been claimed and amended returns were filed.

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by FIN 48 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$959
Increases in tax positions for prior years	52
Increases in tax positions for current year	179
Lapse in statute of limitations	(399)
Gross unrecognized tax benefits at December 31, 2007	$791
Increases in tax positions for prior years	11
Increases in tax positions for current year	281
Lapse in statute of limitations	(61)
Gross unrecognized tax benefits at December 31, 2008	$1,022

As of December 31, 2008 all of the unrecognized tax benefits, which were comprised of uncertain tax positions, would impact the effective tax rate if recognized. Unrecognized tax benefits that are affected by statutes of limitation that expire within the next 12 months are immaterial.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2003.  In January, 2009, the Internal Revenue Service (IRS) began examining certain of the Company’s U.S. Federal income tax returns for 2007. To date, no proposed adjustments have been issued. All material state and local income tax matters have been concluded for years through 2004.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $73,000, $50,000 and $57,000 at December 31, 2008, December 31, 2007 and January 1, 2007, respectively. Tax expense for the year ended December 31, 2008 includes net interest expense of $23,000.  Tax expense for the year ended December 31, 2007 includes net interest benefit of $7,000.

(7)       Stockholders’ Equity

The Board of Directors of the Company has at various times authorized repurchases of Company stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. No repurchases were made in 2008 or in 2007.  In 2006, the Company repurchased 24,000 shares at a price of $66.41 per share.  As of December 31, 2008, authorization for the repurchase of up to 68,100 additional shares remained.

The Company has increased its quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased from $.17 per share to $.20 per share in September of 2006, to $.24 per share in September of 2007 and to $.30 per share in September of 2008.

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

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

(8)          Income Per Share

The following is the computation for basic and diluted income per share from continuing operations:
	Year ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Income from continuing operations	$15,667	$14,006	$10,600

Weighted average basic shares outstanding	1,952	1,887	1,851
Add: Effect of dilutive securities	52	98	102
Weighted average diluted shares outstanding	2,004	1,985	1,953

Income per share from continuing operations:
Basic	$8.03	$7.42	$5.73
Diluted	$7.82	$7.06	$5.43

In 2008, 2007 and 2006, weighted average shares of restricted stock of 7,988, 6,896 and 3,021 were excluded from the calculation of weighted average basic shares outstanding. Incremental shares from unvested restricted stock, restricted stock units and deferred stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method in 2008, 2007 and 2006.  For the year ended December 31, 2008, options to purchase 16,000 shares of common stock were not included in the computation of diluted income per share because their effect would have been antidilutive.

 (9)           Stock Plans

At December 31, 2008, the Company had three stock-based compensation plans which are described more fully below. Prior to January 1, 2006, the Company accounted for its plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, using the modified-prospective transition method, and the disclosures that follow are based on applying SFAS 123R. Under this transition method, compensation expense recognized included compensation expense for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

SFAS 123R requires that cash flows from the exercise of stock-based compensation resulting from tax benefits in excess of recognized compensation cost (excess tax benefits) be classified as financing cash flows. The Company recorded $1,635,000, $805,000 and $752,000 of such excess tax benefits as financing cash flows in 2008, 2007 and 2006, respectively.

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

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

In May 2007, a non-employee director deferred compensation plan was put in place by the Company. This plan, as amended, allows the Company’s non-employee directors to elect to receive stock units in lieu of all or part of the cash fees they are receiving for their services as directors.  On the first business day of each calendar year, each participating non-employee director is credited with a number of stock units equal to the cash fees foregone by such director divided by the closing price of the Company’s common stock on the next preceding date on which shares of the Company’s stock were traded.  The stock units are convertible to shares of the Company’s common stock on a one-for-one basis at a future date as elected in advance by the director, but no later than the January following the year in which the director ceases to serve on the Board of Directors.

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

Option transactions for the three years in the period ended December 31, 2008 are as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	225,100	$24.86
Granted in 2006	25,000	$71.86
Exercised in 2006	(58,750)	$23.16
Options outstanding at December 31, 2006	191,350	$31.52
Granted in 2007	--	--
Exercised in 2007	(38,920)	$21.93
Options outstanding at December 31, 2007	152,430	$33.96
Granted in 2008	16,000	$111.16
Exercised in 2008	(69,430)	$26.09
Options outstanding at December 31, 2008	99,000	$51.96

Exercisable options at December 31, 2006	166,350	$25.45
Exercisable options at December 31, 2007	133,680	$28.65
Exercisable options at December 31, 2008	70,500	$35.00

All unvested options outstanding at December 31, 2008 are expected to vest. As of December 31, 2008, there remained 38,417 shares for which options may be granted in the future under the 1997 Stock Incentive Plan and the 2006 Equity Incentive Plan. The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$6.88-$14.06	25,000	1.6 years	$ 12.82	25,000	$12.82
$22.50-$29.30	12,000	3.5 years	$ 25.98	12,000	$25.98
$43.75-$46.00	21,000	1.4 years	$ 44.62	21,000	$44.62
$71.86	25,000	2.6 years	$ 71.86	12,500	$71.86
$111.06-$111.50	16,000	4.4 years	$111.16	--	--
	99,000	2.5 years	$ 51.96	70,500	$35.00

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. None of the Company’s grants includes performance-based or market-based vesting conditions.  The expected life represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The fair value of stock-based payments, funded with options, made subsequent to January 1, 2006 is valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock trading history. The Company bases the risk-free interest rate using the Black-Scholes valuation method on the implied yield currently available on U. S. Treasury securities with an equivalent term. The Company bases the dividend yield used in the Black-Scholes valuation method on the Company’s stock dividend history.

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)
There were no options granted in 2007.  The fair value for the options granted in 2008 and 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2008 and 2006:

	2008	2007	2006
Risk-free interest rate	2.7%	--	4.9%
Dividend yield	.9%	--	1.0%
Volatility factor	25.0%	--	25.0%
Expected life	4 years	--	4 years

The weighted average grant date fair values of the options granted in 2008 and 2006 were $24.31 and $18.02 per share, respectively. The total intrinsic values of options exercised during 2008, 2007 and 2006 were $7.0 million, $3.0 million and $2.8 million, respectively. The total intrinsic values of options outstanding and options currently exercisable at December 31, 2008, were $4.4 million and $4.3 million, respectively.

During 2008, the Company made one award of restricted stock under the 2006 Equity Incentive Plan. Under the terms of the award and the plan, the restrictions lapse generally over a five-year period. During the vesting period, holders of the restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Unvested shares are forfeited on termination of employment.  Changes in restricted stock for the years ended December 31, 2006, 2007 and 2008 were as follows:

	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at January 1, 2006	--
Granted in 2006	7,500	$71.86
Vested in 2006	--
Restricted stock at December 31, 2006	7,500	$71.86
Granted in 2007	--
Vested in 2007	(1,500)	$71.86
Restricted stock at December 31, 2007	6,000	$71.86
Granted in 2008	4,000	$111.06
Vested in 2008	(1,500)	$71.86
Restricted stock at December 31, 2008	8,500	$90.31

All shares of unvested restricted stock outstanding at December 31, 2008 are expected to vest. The total intrinsic value of unvested restricted stock awards at December 31, 2008, 2007 and 2006 was $815,000, $750,000 and $583,000, respectively. The total fair value of restricted stock vested during 2008 and 2007 was $161,000 and $146,000, respectively.

During 2007 restricted stock units were granted to certain key employees under the 2006 Equity Incentive Plan.  All of these stock units are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally over a five-year period. Unvested stock units are forfeited on

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

termination of employment. During the vesting period, holders of all restricted stock units earn dividends as additional units. During 2007 and 2008, certain outside directors elected to receive stock units as compensation for their services as board members.  Changes in stock units for the year ended December 31, 2007 and 2008 were as follows:

	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Directors’ Stock Units	Weighted Average Award Date Fair Value Per Unit
Unvested stock units at January 1, 2007	--		--
Granted in 2007	10,010	$96.03	210	$98.87
Vested in 2007	--		210	$98.87
Unvested stock units at December 31, 2007	10,010	$96.03	--
Granted in 2008	107	$100.91	341	$124.58
Vested in 2008	--		341	$124.58
Unvested stock units at December 31, 2008	10,117	$96.09	--

All unvested restricted stock units at December 31, 2008 are expected to vest. No restricted stock units vested during 2008. The total intrinsic value of all outstanding stock units which are not yet convertible at December 31, 2008, including 551 stock units held for the accounts of outside directors, was $1,023,000. The total fair value of directors’ stock units vested was $43,000 and $21,000 during 2008 and 2007, respectively. As of December 31, 2008, there remained 1,949 stock units which may be awarded in the future to non-employee directors.

Compensation related to stock options is based on the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Compensation related to restricted stock and restricted stock units is based on the fair market value of the stock on the date of the grant. These fair values are then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. For the years ended December 31, 2008, 2007 and 2006, the Company recorded share-based compensation expense as a “General and Administrative expense” in the amount of $637,000 and $368,000 and $116,000, respectively for all of the above mentioned share-based compensation arrangements. The total tax benefit recognized in the income statement from share-based compensation arrangements for the years ended December 31, 2008, 2007 and 2006, was $218,000, $130,000 and $35,000, respectively.

Unrecognized compensation cost information for the Company’s various share-based compensation types is shown below as of December 31, 2008:

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$502,000	2.9
Restricted stock	649,000	3.2
Restricted stock units	660,000	3.5
Total	$1,811,000

The Company has a policy of utilizing existing treasury shares to satisfy stock option exercises, stock unit conversions and restricted stock awards.

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

 (10)           Revenues From Major Customers

The Company had one major customer which represented approximately $11.1 million (11.6 percent), $12.6 million (14.2 percent) and $7.9 million (9.7 percent) of the Company’s operating revenues during 2008, 2007 and 2006, respectively.

 (11)          Industry Segment and Geographic Information

The Company operates in one reportable industry segment: designing, developing, manufacturing, selling and distributing products for the medical and healthcare industry and has no foreign operating subsidiaries.  The Company has other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of the medical products segment. The Company recorded incidental revenues from its oxygen pipeline, which totaled approximately $957,000 in 2008, $958,000 in 2007 and $955,000 in 2006.  Pipeline net assets totaled $2.1 and $2.2 million at December 31, 2008 and 2007, respectively.  Company revenues from sales to parties outside the United States totaled approximately 35 percent, 36 percent and 30 percent of the Company’s total revenues in 2008, 2007 and 2006, respectively.  No Company assets are located outside the United States.

A summary of revenues by geographic territory, based on shipping destination, for 2008, 2007 and 2006 is as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
United States	$62,448	$56,860	$56,784
Canada	12,659	14,890	9,235
United Kingdom	2,850	2,204	1,897
Japan	3,130	3,199	2,763
Germany	2,664	2,434	1,827
China	1,748	1,133	983
Other countries less than $1 million	10,396	7,820	7,531
Total	$95,895	$88,540	$81,020

A summary of revenues by product line for 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006

Fluid Delivery	$32,209	$28,745	$25,809
Cardiovascular	29,263	23,577	23,290
Ophthalmology	15,192	17,614	13,744
Other	19,231	18,604	18,177
Total	$95,895	$88,540	$81,020

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

(12)           Employee Retirement and Benefit Plans

In September 2007, the Company terminated a noncontributory cash balance defined benefit retirement plan that was maintained for all regular employees of the Company except those of Quest Medical and employees hired after May 2005.  Prior to termination, the Company’s funding policy was to make the annual contributions required by applicable regulations and recommended by its actuary.  The Company uses a December 31 measurement date for the plan. Affected employees accrued pension benefits through December 31, 2007, but did not accrue any additional benefits under the plan after that date. However, participants will continue to earn interest credits on their account balances until the Plan has settled all its obligations with respect to termination.  A curtailment gain of $361,000 was recorded in the third quarter of 2007 related to the Company’s action to terminate the plan. During September 2007 the plan settled its obligations to a certain group of participants whose employment had terminated by acquiring for them annuities from a life insurance company.  A settlement loss for this transaction of $671,000 was recorded in the third quarter of 2007.  The Company believes that the plan is adequately funded to cover its settlement obligations. The final pay out for the plan termination will likely occur in mid-2009 after all regulatory approvals are received.

The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of year end (in thousands):

	2008	2007
Actuarial Present Value of Benefit Obligation:
Accumulated Benefit Obligation	$3,630	$3,612
Projected Benefit Obligation	3,630	3,612

Change in Projected Benefit Obligation:
Projected benefit obligation, January 1	$3,612	$5,905
Service cost	--	259
Interest cost	222	243
Actuarial (gain)/loss	37	(88)
Benefits paid	(241)	(404)
Curtailments	--	(76)
Settlements	--	(2,227)
Projected benefit obligation, December 31	$3,630	$3,612

Change in Plan Assets:
Fair value of plan assets, January 1	$4,185	$6,313
Actual return on plan assets	152	503
Employer contributions	--	--
Benefits paid	(241)	(404)
Settlements	--	(2,227)
Fair value of plan assets, December 31	$4,096	$4,185

Funded Status of Plan at Year End	$466	$573

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

The following table summarizes amounts recognized in accumulated other comprehensive loss (in thousands):

	December 31,
	2008	2007
Unrecognized net actuarial loss	$820	$748
Unrecognized prior service cost	--	--
Net unrecognized net actuarial loss	$820	$748
Tax benefit recognized	(287)	(262)
Net amount	$533	$486

The Company anticipates that less than $20,000 of the net actuarial loss will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 and that the remaining net unrecognized actuarial loss will be recognized as a settlement loss at the final settlement of the plan which is expected to occur in mid-2009.

The funded status of the Company’s pension plan was recognized as other assets in the consolidated balance sheets in the amount of $466,000 at December 31, 2008 and $573,000 at December 31, 2007.

The components of net periodic pension cost for 2008, 2007 and 2006 were as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Components of Net Periodic Pension Cost:
Service cost	$--	$259	$278
Interest cost	222	243	334
Expected return on assets	(220)	(370)	(445)
Prior service cost amortization	--	(28)	(37)
Actuarial loss	33	46	116
Curtailment gain	--	(361)	--
Settlement loss	--	671	--
Net periodic pension expense	$35	$460	$246

Actuarial assumptions used to determine benefit obligations at December 31 were as follows:
	2008	2007
Discount rate	6.00%	6.00%
Rate of compensation increase	N/A	N/A

Actuarial assumptions used to determine net periodic pension cost were as follows:
	Year ended December 31,
	2008	2007	2006
Discount rate	6.00%	6.00%	6.00%
Expected long-term return on assets	5.25%	8.00%	8.00%
Rate of compensation increase	N/A	5.00%	5.00%

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

The Company’s expected long-term rate of return assumption is based upon the plan’s actual long-term investment results as well as the long-term outlook for investment returns in the marketplace at the time the assumption is made.

The Company’s pension plan assets at December 31, 2008 and 2007 were invested in the following asset categories:

	2008	2007
Asset Category:
Equity securities	0%	0%
Debt securities	0%	0%
Other	100%	100%
Total	100%	100%

The Company liquidated all plan investments in September 2007 in conjunction with the decision to terminate the plan. At December 31, 2008, all remaining assets were invested in a money market account. The Company did not make any contributions to the plan during 2008, and it believes that no further contributions to the plan will be required to finalize the plan termination based upon the plan’s year-end funded status. The Company estimates that future benefit payments will be less than $50,000 in 2009 prior to the final payout for the plan termination which will likely occur in mid- 2009 after all regulatory approvals are received. The Company currently projects benefit payments for the final payout to be approximately $3.7 million.  After all plan obligations are settled, the Company intends to move all remaining plan assets into its 401(k) plan to offset future contributions to that plan.

During the third quarter of 2007 the Company also terminated and settled its obligations under two nonqualified retirement plans by making additional contributions of $280,000 to the trusts for such plans and then distributing all trust assets to the plan participants.  A settlement loss of $19,000 was recorded in the third quarter of 2007 with respect to these plans.

The Company sponsors a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plan. The Company’s contributions under this plan were $498,000, $246,000 and $244,000 in 2008, 2007 and 2006, respectively.  The increase in contributions in 2008 is attributable to an increase in the matching contribution levels for this plan effective on January 1, 2008 when the defined benefit pension plan accruals ceased due to the decision to terminate that plan.

(13)           Commitments and Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. The Company accrues the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrues for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. As of December 31, 2008, the Company had accrued $157,000 for legal fees and expenses that it expected to incur in connection with the litigation or arbitration of two such matters.

Atrion Corporation
Notes to Consolidated Financial Statements  - (continued)

The Company had an ongoing dispute which was favorably settled in the third quarter of 2007. The Company recorded a one-time benefit of $1.4 million, net of expenses, in operating expenses at that time.  This settlement was amended in December 2008.  The amended settlement agreement provides that the Company may receive additional annual payments totaling $7.9 million through 2025. The Company has not recorded these future payments due to the uncertainty of collection.

The Company has arrangements with two of its executive officers (the “Executives”) pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to the Executives.  Termination under such circumstances in 2009 could result in payments aggregating $1.7 million excluding any excise tax that may be reimbursable by the Company.

During 2005 and 2006, the Company constructed a new facility in St. Petersburg, Florida for its Halkey-Roberts operation. The new facility is located approximately four miles from the leased facility then being used by that subsidiary.  The Company completed the construction of this new facility and moved the Halkey-Roberts operation into the new facility during the third quarter of 2006. The Company terminated its lease for the former Halkey-Roberts facility which was vacated in October 2006. That lease was being accounted for as an operating lease, and the rental expense for the year ended December 31, 2006 was $363,000.  There is no future rental commitment under that lease.

 (14)           Quarterly Financial Data (Unaudited):

Quarter Ended	Operating Revenue	Operating Income	Net Income	Income Per Basic Share	Income Per Diluted Share
(In thousands, except per share amounts)
03/31/08	$24,602	$5,454	$3,656	$1.89	$1.83
06/30/08	24,242	6,131	4,135	2.11	2.06
09/30/08	23,461	5,780	3,992	2.04	1.99
12/31/08	23,590	5,609	3,884	1.98	1.94

03/31/07	$23,037	$4,737	$3,136	$1.68	$1.59
06/30/07	23,199	5,426	3,618	1.92	1.83
09/30/07	21,315	5,795	4,110	2.17	2.07
12/31/07	20,989	4,237	3,142	1.65	1.57

The quarter ended September 30, 2007 included two special items that, when combined, added $1.1 million to operating income, $695,000 to net income, $0.37 to net income per basic share, and $0.35 to net income per diluted share.

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting for the fourth fiscal quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, the Company’s management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of their audit, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Atrion Corporation

We have audited Atrion Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Atrion Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Atrion Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Atrion Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 13, 2009, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 13, 2009

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2008 that was not reported.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information for this item relating to directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2009 annual meeting of stockholders.

Executive Officers

The information for this item relating to executive officers of the Company is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from the Company’s definitive proxy statement for its 2009 annual meeting of stockholders.

The Company has adopted a Code of Business Conduct that applies to all of the Company’s directors, officers and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.                      EXECUTIVE COMPENSATION

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2009 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2009 annual meeting of stockholders.

Security Ownership of Management

The information for this item is incorporated by reference from the Company's definitive proxy statement for its 2009 annual meeting of stockholders.

Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information for this item is incorporated by reference from the Company’s definitive proxy statement for its 2009 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this item is incorporated by reference from the Company’s definitive proxy statement for its 2009 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report on Form 10-K:
1.	Financial Statements of the Company:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders Equity and ComprehensiveIncome

2.	Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts

	Allowance for Doubtful Receivables
	December 31,
	2008	2007	2006
	(in thousands)

Beginning balance	$32	$149	$65
Additions charged to expense	11	(30)	106
Deductions from reserve	(12)	(87)	(22)
Ending balance	$31	$32	$149

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

3.           Exhibits.  Reference as made to Item 15(b) of this report on Form 10-K.

(b)	Exhibits

Exhibit
Numbers                                                           Description

2a	Asset Purchase Agreement, dated March 19, 1997, between Atrion Corporation and Midcoast Energy Resources, Inc. (1)

3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(2)

3b	Bylaws of Atrion Corporation, as last amended on December 3, 2007 (3)

10a*	Atrion Corporation 1997 Stock Incentive Plan (4)

10b*	Form of Award Agreement for Incentive Stock Option (5)

10c*	Form of Award Agreement for Nonqualified Stock Option for Key Employee (6)

10d*	Form of Award Agreement for Nonqualified Stock Option for Director (7)

10e*	Atrion Corporation 1998 Outside Directors Stock Option Plan (8)

10f*	Form of Stock Option Agreement (9)

10g*	Severance Plan for Chief Financial Officer (10)

10h*	Chief Executive Officer Amended and Restated Employment Agreement (11)

10i*	Form of Award Agreement for Incentive Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (12)

10j*	Form of Award Agreement for Non-Qualified Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (13)

10k*	Form of Award Agreement for Restricted Stock under the Atrion Corporation 2006 Equity Incentive Plan (14)

10l*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (20)

10m*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (15)

10n*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (20)

10o*	Form of Stock Purchase Election Form – Non-Employee Director Stock Purchase Plan (16)

10p*	Incentive Compensation Plan for Chief Financial Officer for Calendar Years Beginning 2007 (17)

10q*	Halkey-Roberts Corporation Incentive Compensation Plan (18)

10r*	Atrion Corporation 2006 Equity Incentive Plan (as amended on May 9, 2008) (19)

21	Subsidiaries of Atrion Corporation as of December 31, 2007 (20)

23	Consent of Grant Thornton LLP (20)

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (20)

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (20)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (20)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (20)

Notes
(1)	Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997.
(2)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.
(3)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed December 6, 2007.
(4)	Incorporated by reference to Exhibit 4.4(b) to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(5)	Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(6)	Incorporated by reference to Exhibit 4.6 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(7)	Incorporated by reference to Exhibit 4.7 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(8)	Incorporated by reference to Exhibit 4.4 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
(9)	Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation, filed June 10, 1998 (File No. 333-56511).
(10)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.
(11)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation dated November 6, 2006.
(12)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation dated August 8, 2006.
(13)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation dated August 8, 2006.
(14)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation dated August 8, 2006.
(15)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27, 2007 (File No. 333-144086).
(16)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27, 2007 (File No. 333-144085).
(17)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation dated August 7, 2007.
(18)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation dated August 7, 2007.
(19)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation dated August 8, 2008.
(20)	Filed herewith.

* Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atrion Corporation

By: /s/ Emile A. Battat
Emile A. Battat
Chairman and Chief
Executive Officer

Dated: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Emile A. Battat	Chairman and Chief Executive	March 13, 2009
Emile A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	March 13, 2009
Jeffery Strickland	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Hugh J. Morgan, Jr.	Director	March 13, 2009
Hugh J. Morgan, Jr.

/s/ Roger F. Stebbing	Director	March 13, 2009
Roger F. Stebbing

/s/ John P. Stupp, Jr.	Director	March 13, 2009
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	March 13, 2009
Ronald N. Spaulding