Form 10-Q
period 2009-03-31
ATRION CORP
filed 2009-05-08
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2009
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware		63-0821819
(State or Other Jurisdiction of		(I.R.S. Employer Identification No.)
Incorporation or Organization)		Identification No.)
One Allentown Parkway, Allen, Texas 75002
(Address of Principal Executive Offices) (Zip Code)

(972) 390-9800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes        ☐ No

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer.” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer   ☐            Accelerated filer  ☒                               Non-accelerated filer  ☐                                         Smaller reporting company  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 27, 2009
Common stock, Par Value $0.10 per share	1,979,171

ATRION CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. Financial Information	2

SIGNATURES	17

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Revenues	$25,047	$24,602
Cost of goods sold	13,958	13,922
Gross profit	11,089	10,680
Operating expenses:
Selling	1,493	1,699
General and administrative	2,717	2,740
Research and development	770	787
	4,980	5,226

Operating income	6,109	5,454
Other income:
Interest income	102	36
	102	36
Income before provision for income taxes	6,211	5,490
Provision for income taxes	(2,077)	(1,834)

Net income	$4,134	$3,656

Income per basic share	$2.09	$1.88
Weighted average basic shares outstanding	1,974	1,943

Income per diluted share	$2.06	$1.83
Weighted average diluted shares outstanding	2,003	2,003

Dividends per common share	$0.30	$0.24

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Assets	2009	2008
	(in thousands)
Current assets:
Cash and cash equivalents	$16,731	$12,056
Short-term investments	4,657	4,692
Accounts receivable	13,249	10,875
Inventories	19,459	20,169
Prepaid expenses	644	719
Deferred income taxes	596	596
	55,336	49,107

Property, plant and equipment	95,328	94,364
Less accumulated depreciation and amortization	42,307	40,994
	53,021	53,370

Other assets and deferred charges:
Patents	1,790	1,863
Goodwill	9,730	9,730
Other	1,273	1,283
	12,793	12,876

	$121,150	$115,353

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,720	$5,482
Accrued income and other taxes	1,953	731
	7,673	6,213

Line of credit	--	--

Other non-current liabilities	8,475	8,298

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized
10,000 shares, issued 3,420 shares	342	342
Paid-in capital	19,824	19,130
Accumulated other comprehensive loss	(533)	(533)
Retained earnings	121,091	117,554
Treasury shares,1,441 at March 31, 2009 and 1,452
at December 31, 2008, at cost	(35,722)	(35,651)
Total stockholders’ equity	105,002	100,842

	$121,150	$115,353

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$4,134	$3,656
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,597	1,497
Deferred income taxes	153	134
Stock-based compensation	165	113
Other	--	37
	6,049	5,437

Changes in operating assets and liabilities:
Accounts receivable	(2,374)	(2,668)
Inventories	710	(590)
Prepaid expenses	75	789
Other non-current assets	10	(43)
Accounts payable and accrued liabilities	238	1,232
Accrued income and other taxes	1,222	(486)
Other non-current liabilities	24	(124)
	5,954	3,547

Cash flows from investing activities:
Property, plant and equipment additions	(1,175)	(2,357)
Investments	35	--
	(1,140)	(2,357)

Cash flows from financing activities:
Exercise of stock options	445	497
Shares tendered for employees’ taxes on stock-based compensation	(70)	(870)
Tax benefit related to stock options	80	1,393
Dividends paid	(594)	(471)
	(139)	549

Net change in cash and cash equivalents	4,675	1,739
Cash and cash equivalents at beginning of period	12,056	3,531
Cash and cash equivalents at end of period	$16,731	$5,270

Cash paid for:
Income taxes	$498	$64
The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           Basis of Presentation
In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries (the “Company”). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s 2008 Annual Report on Form 10-K.

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$8,246	$8,978
Work in process	4,880	4,579
Finished goods	6,333	6,612
Total inventories	$19,459	$20,169

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three months ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Net income	$4,134	$3,656

Weighted average basic shares outstanding	1,974	1,943
Add: Effect of dilutive securities	29	60
Weighted average diluted shares outstanding	2,003	2,003

Earnings per share:
Basic	$2.09	$1.88
Diluted	$2.06	$1.83

Outstanding options, restricted stock, and deferred stock units that were not included in the diluted income per share calculation because their effect would be anti-dilutive totaled 16,029 shares for the three-month period ended March 31, 2009, and none for the same period in 2008.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)           Short-term Investments
As of March 31, 2009, the Company held certain short-term investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These short-term investments are considered Level 2 assets as defined by SFAS 157, Fair Value Measurements. The amortized cost and fair value of the Company’s short-term investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of March 31, 2009 ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
Corporate bonds	$4,020	—	$(34)	$3,986
Municipal tax-exempt bond	637	—	(5)	632

Total investment securities held to maturity	$4,657	—	$(39)	$4,618

At March 31, 2009, the length of time until maturity of these securities ranged from six to eight months.

(5)	Pension Benefits
The components of net periodic pension cost for the Atrion Corporation Cash Balance Plan (the “Plan”) are as follows (in thousands):

	Three Months ended March 31,
	2009	2008
Service cost	$--	$--
Interest cost	54	56
Expected return on assets	(54)	(55)
Prior service cost amortization	--	--
Actuarial loss	8	8

Net periodic pension cost	$8	$9

In September 2007, the Company terminated the Plan. Participants accrued pension benefits through December 31, 2007, but did not accrue any additional benefits under the Plan after that date. However, participants will continue to earn interest credits on their account balances until the Plan has settled all its obligations with respect to termination. The Company believes that the Plan is adequately funded to cover its settlement obligations. The final pay out for the Plan termination will likely occur in the last half of 2009 after all regulatory approvals are received.

(6)	Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP concluded that instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic earnings per share (EPS) under the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, with prior period retrospective application. The Company’s adoption of this FSP on January 1, 2009 had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three new FSP’s relating to fair value accounting; FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and FSP FAS 107-1/APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. These FSPs impact certain aspects of fair value measurement and related disclosures. The provisions of these FSPs are effective beginning in the second quarter of 2009; however the Company does not expect the impact of adopting these FSPs to have a material effect on the Company’s consolidated financial statements.

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

Overview

The Company develops and manufactures products primarily for medical applications. The Company markets components to other equipment manufacturers for incorporation in their products and sells finished devices to physicians, hospitals, clinics and other treatment centers. The Company’s medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. The Company’s other medical and non-medical products include instrumentation and disposables used in dialysis, contract manufacturing and valves and inflation devices used in marine and aviation safety products.

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

For the three months ended March 31, 2009, the Company reported revenues of $25.0 million, operating income of $6.1 million and net income of $4.1 million, up 2 percent, 12 percent and 13 percent, respectively, from the three months ended March 31, 2008.

Over the past ten years, the Company has achieved meaningful annual increases in operating revenues, operating income, net income from continuing operations and diluted earnings per share from continuing operations. During this ten-year period, the Company has been able to achieve this growth even during declines in economic activity. The United States and world economies have recently been deteriorating at an unprecedented pace. This resulting decline in global demand makes it difficult to make accurate predictions for 2009 results. The Company hopes to achieve at least modest growth for the year ending December 31, 2009, but is unable to predict at what level.

Results for the three months ended March 31, 2009

Consolidated net income totaled $4.1 million, or $2.09 per basic and $2.06 per diluted share, in the first quarter of 2009. This is compared with consolidated net income of $3.7 million, or $1.88 per basic and $1.83 per diluted share, in the first quarter of 2008. The income per basic share computations are based on weighted average basic shares outstanding of 1,973,888 in the 2009 period and 1,943,387 in the 2008 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,002,885 in the 2009 period and 2,002,989 in the 2008 period.

Consolidated revenues of $25.0 million for the first quarter of 2009 were 2 percent higher than revenues of $24.6 million for the first quarter of 2008. This increase was generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended March 31,
	2009	2008

Fluid Delivery	$8,656	$8,249
Cardiovascular	7,211	7,467
Ophthalmology	4,935	3,779
Other	4,245	5,107
Total	$25,047	$24,602

Cost of goods sold of $14.0 million for the first quarter of 2009 was $36,000 higher than in the comparable 2008 period. The Company’s cost of goods sold in the first quarter of 2009 was 55.7 percent of revenues compared with 56.6 percent of revenues in the first quarter of 2008.The primary contributor to this increase for the first quarter of 2009 was increased sales volume partially offset by improved manufacturing efficiencies.

Gross profit of $11.1 million in the first quarter of 2009 was $409,000, or 4 percent, higher than in the comparable 2008 period. The Company’s gross profit percentage in the first quarter of 2009 was 44.3 percent of revenues compared with 43.4 percent of revenues in the first quarter of 2008. The increase in gross profit percentage in the 2009 period compared to the 2008 period was primarily related to improved product mix and improved manufacturing efficiencies.

The Company’s first quarter 2009 operating expenses of $5.0 million were $246,000 lower than the operating expenses for the first quarter of 2008. This decrease was comprised of a $206,000 decrease in selling (Selling) expenses, a $23,000 decrease in General and Administrative (G&A) expenses and a $17,000 decrease in Research and Development (R&D) expenses. The decrease in Selling expenses for the first quarter of 2009 was primarily related to decreased compensation, promotion, outside services and travel-related expenses. The decrease in G&A expenses for the first quarter of 2009 was principally attributable to decreased outside services. The decrease in R&D costs was primarily related to decreased supplies expense partially offset by increased outside services expenses. Operating income in the first quarter of 2009 increased $655,000, to $6.1 million, a 12 percent increase over operating income in the quarter ended March 31, 2008. Operating income was 24 percent of revenues in the first quarter of 2009 compared to 22 percent of revenues in the first quarter of 2008. The previously mentioned increase in gross profit coupled with the decrease in operating expenses were the major contributors to the operating income improvement in the first quarter of 2009.

Income tax expense for the first quarter of 2009 was $2.1 million compared to income tax expense of $1.8 million for the same period in the prior year. The effective tax rate for the first quarter of 2009 was 33.4 percent, the same as the first quarter of 2008.

Liquidity and Capital Resources
The Company has a $25.0 million revolving credit facility (the “Credit Facility”) with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the Credit Facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. The Company had no outstanding borrowings under its Credit Facility at March 31, 2009 or at December 31, 2008. The Credit Facility, which expires November 12, 2012, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources. At March 31, 2009, the Company was in compliance with all financial covenants and had $25.0 million available for borrowing under the Credit Facility. The Company believes that the bank providing the Credit Facility is highly-rated and that the entire $25.0 million under the Credit Facility is currently available to the Company. If that bank were unable to provide such funds, the Company believes that such inability would not impact the Company’s ability to fund operations.

At March 31, 2009, the Company had cash and cash equivalents of $16.7 million compared with $12.1 million at December 31, 2008. The Company had short-term investments of $4.7 million at March 31, 2009 compared with $4.7 million at December 31, 2008.

As of March 31, 2009, the Company had working capital of $47.7 million, including $16.7 million in cash and cash equivalents. The $4.8 million increase in working capital during the first three months of 2009 was primarily related to increases in cash and accounts receivable partially offset by decreases to inventories and an increase in accrued income and other taxes. The increase in accounts receivable during the first three months of 2009 was primarily related to the increase in revenues for the first quarter of 2009 as compared to the fourth quarter of 2008. The increase in accrued income and other taxes was primarily related to income taxes on the operational results of the first quarter of 2009 and the timing of income tax payments. The decrease in inventories was primarily related to the Company’s consumption of raw materials purchased in 2008 under a program to hedge against future price increases.

Cash flows from operating activities generated $6.0 million for the three months ended March 31, 2009 as compared to $3.5 million for the three months ended March 31, 2008. The 2009 increase was primarily attributable to increased operational results, and more favorable cash requirements for working capital related to inventories, accounts payable and accrued liabilities, and accrued income and other taxes, as compared to the 2008 period. During the first three months of 2009, the Company expended $1.2 million for the addition of property and equipment. During the first three months of 2009, stock option activities generated $455,000 of cash and the Company paid dividends of $594,000.

Although recent distress in the financial markets and the global economy in general has not had a significant impact on the Company’s liquidity, the Company continues to monitor the financial markets and general global economic conditions. In the current credit and financial markets, many companies are finding it difficult to gain access to capital resources. In spite of the current economic conditions, the Company believes that its $21.4 million in cash, cash equivalents and short-term investments, cash flows from operations and available borrowings of up to $25.0 million under the Company’s Credit Facility will be sufficient to fund the Company’s cash requirements for at least the foreseeable future. The Company believes that its strong financial position would allow it to access equity or debt financing should that be necessary and its capital resources should not be materially impacted by the current economic crisis. Additionally, the Company believes that its cash and cash equivalents and short-term investments will continue to increase in 2009.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company’s expectations regarding the Company’s ability to achieve at least modest growth for 2009, availability of equity and debt financing, the Company’s ability to fund operations and meet its cash requirements for the foreseeable future, the impact of the current economic crisis on the Company’s capital resources and increases in cash and cash equivalents and short-term investments in 2009. Words such as “anticipates,” “believes,” “expects,” “estimated” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company’s ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company’s results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2009, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting for the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1.                      Legal Proceedings

From time to time, the Company may be involved in claims or litigation that arise in the normal course of business. The Company is not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on the Company’s business, financial condition, or results of operations.

Item 1A.                      Risk Factors
There were no material changes to Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2009 through 1/31/2009	--	--	--	68,100
2/1/2009 through 2/28/2009	1,704(2)	$ 78.06	--	68,100
3/1/2009 through 3/31/2009	--	--	--	68,100
Total	1,704	$ 78.06	--	68,100

(1)
The Company has a program that was announced in April 2000 to purchase in open market or privately negotiated transactions up to 200,000 shares. The program has no expiration date but may be terminated at any time by the Board of Directors.

(2)
Consists of shares delivered to the Company in payment of the exercise price of options exercised by a participant in a Company equity incentive plan. The Company’s equity incentive plans permit a participant under certain circumstances to deliver shares of Company stock in payment of the exercise price of options exercised.

Item 6.                      Exhibits

Exhibit
Number	Description

10.1	Change in Control Agreement for President and Chief Operating Officer

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: May 8, 2009	By: /s/ Emile A. Battat
Emile A. Battat
Chairman and
Chief Executive Officer

Date: May 8, 2009	By: /s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer