Form 10-Q
period 2009-06-30
ATRION CORP
filed 2009-08-04
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2009
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas  75002
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

Large accelerated filer   ☐                                                      Accelerated filer   ☒                              Non-accelerated filer    ☐                                       Smaller reporting company   ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes        ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 17, 2009
Common stock, Par Value $0.10 per share	1,979,171

ATRION CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. Financial Information	2

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Revenues	$26,001	$24,242	$51,048	$48,844
Cost of goods sold	13,970	13,137	27,929	27,059
Gross profit	12,031	11,105	23,119	21,785
Operating expenses:
Selling	1,516	1,646	3,009	3,345
General and administrative	2,718	2,505	5,434	5,245
Research and development	760	823	1,531	1,610
	4,994	4,974	9,974	10,200
Operating income	7,037	6,131	13,145	11,585
Other income:
Interest income	127	49	229	85
Other income	--	1	1	1
	127	50	230	86

Income before provision for income taxes	7,164	6,181	13,375	11,671
Provision for income taxes	(2,507)	(2,046)	(4,584)	(3,880)

Net income	$4,657	$4,135	$8,791	$7,791

Income per basic share	$2.35	$2.10	$4.45	$3.99
Weighted average basic shares outstanding	1,980	1,965	1,977	1,954

Income per diluted share	$2.30	$2.06	$4.37	$3.89
Weighted average diluted shares outstanding	2,021	2,005	2,012	2,004

Dividends per common share	$0.30	$0.24	$0.60	$0.48

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets	(in thousands)

Current assets:
Cash and cash equivalents	$13,942	$12,056
Short-term investments	7,790	4,692
Accounts receivable	11,810	10,875
Inventories	18,786	20,169
Prepaid expenses	1,369	719
Deferred income taxes	596	596
	54,293	49,107

Long-term investments	4,420	--

Property, plant and equipment	97,289	94,364
Less accumulated depreciation and amortization	43,779	40,994
	53,510	53,370

Other assets and deferred charges:
Patents	1,717	1,863
Goodwill	9,730	9,730
Other	1,211	1,283
	12,658	12,876

	$124,881	$115,353

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,151	$5,482
Accrued income and other taxes	690	731
	6,841	6,213

Line of credit	--	--

Other non-current liabilities	8,816	8,298

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	19,975	19,130
Accumulated other comprehensive loss	(533)	(533)
Retained earnings	125,151	117,554
Treasury shares,1,441 at June 30, 2009 and 1,452 at December 31, 2008, at cost	(35,711)	(35,651)
Total stockholders’ equity	109,224	100,842

	$124,881	$115,353

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended
	June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$8,791	$7,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,221	3,054
Deferred income taxes	469	242
Stock-based compensation	331	327
Other	--	37
	12,812	11,451

Changes in operating assets and liabilities:
Accounts receivable	(935)	(2,515)
Inventories	1,383	(2,844)
Prepaid expenses	(650)	316
Other non-current assets	72	(189)
Accounts payable and accrued liabilities	669	124
Accrued income and other taxes	(41)	1,347
Other non-current liabilities	49	(98)
	13,359	7,593

Cash flows from investing activities:
Property, plant and equipment additions	(3,215)	(3,515)
Purchases of investments	(7,518)	--
	(10,733)	(3,515)

Cash flows from financing activities:
Exercise of stock options	445	525
Shares tendered for employees’ taxes on stock-based compensation	(70)	(870)
Tax benefit related to stock options	73	1,481
Dividends paid	(1,188)	(942)
	(740)	194

Net change in cash and cash equivalents	1,886	4,272
Cash and cash equivalents at beginning of period	12,056	3,531
Cash and cash equivalents at end of period	$13,942	$7,803

Cash paid for:
Income taxes	$4,104	$261

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

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$7,766	$8,978
Work in process	4,598	4,579
Finished goods	6,422	6,612
Total inventories	$18,786	$20,169

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three months ended June, 30		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net income	$4,657	$4,135	$8,791	$7,791

Weighted average basic shares outstanding	1,980	1,965	1,977	1,954
Add: Effect of dilutive securities	41	40	35	50
Weighted average diluted shares outstanding	2,021	2,005	2,012	2,004

Earnings per share:
Basic	$2.35	$2.10	$4.45	$3.99
Diluted	$2.30	$2.06	$4.37	$3.89

Outstanding options that were not included in the diluted income per share calculation because their effect would be anti-dilutive totaled 16,000 shares for the three-month and six-month periods ended June 30, 2009 and 2008.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)           Investments
As of June 30, 2009, the Company held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 assets as defined by SFAS 157, Fair Value Measurements. The Company considers as current assets those investments which will mature or are likely to be sold in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of the Company’s investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of June 30, 2009 ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$4,154	$21	—	$4,175
Bank certificates of deposit	3,006	—	—	3,006
Municipal tax-exempt bonds	630	—	—	630
Short-term investment securities held to maturity	$7,790	$21	—	$7,811

Long-term Investments
Corporate bonds	$4,420	$25	$(5)	$4,440

At June 30, 2009, the length of time until maturity for the short-term securities ranged from two to nine months. At June 30, 2009, the length of time until maturity for the long-term securities ranged from 19 to 26 months.

(5)           Subsequent Events
Effective the third quarter of 2009, the Company has implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, (“FAS 165”). FAS 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 4, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Pension Benefits
The components of net periodic pension cost for the Atrion Corporation Cash Balance Plan (the “Plan”) are as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Service cost	$--	$--	$--	$--
Interest cost	54	56	108	112
Expected return on assets	(54)	(55)	(108)	(110)
Prior service cost amortization	--	--	--	--
Actuarial loss	8	8	16	16

Net periodic pension cost	$8	$9	$16	$18

In September 2007, the Company terminated the Plan. Participants accrued pension benefits through December 31, 2007, but did not accrue any additional benefits under the Plan after that date. However, participants will continue to earn interest credits on their account balances until the Plan has settled all its obligations with respect to termination. The Company believes that the Plan is adequately funded to cover its settlement obligations. The Company will recognize its remaining net unrecognized actuarial loss as a settlement loss at the final pay out. The final pay out for the Plan termination will likely occur in the second half of 2009 after all regulatory approvals are received.

(7)	Recent Accounting Pronouncements

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

In April 2009, the FASB issued three new FSP’s relating to fair value accounting; FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and FSP FAS 107-1/APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. These FSPs impact certain aspects of fair value measurement and related disclosures. The provisions of these FSPs are effective beginning in the second quarter of 2009. The Company’s adoption of these FSP’s had no material effect on the Company’s consolidated financial statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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
• Maintaining a culture of controlling cost; and
· Preserving and fostering a collaborative, entrepreneurial management structure.

For the three months ended June 30, 2009, the Company reported revenues of $26.0 million, operating income of $7.0 million and net income of $4.7 million, up 7 percent, 15 percent and 13 percent, respectively, from the three months ended June 30, 2008. For the six months ended June 30, 2009, the Company reported revenues of $51.0 million, operating income of $13.1 million and net income of $8.8 million, up 5 percent, 13 percent and 13 percent, respectively, from the six  months ended June 30, 2008.

Over the past ten years, the Company has achieved meaningful annual increases in operating revenues, operating income, net income from continuing operations and diluted earnings per share from continuing operations. During this ten-year period, the Company has been able to achieve this growth even during declines in economic activity. The United States and world economies have recently deteriorated at an unprecedented pace. This resulting decline in global demand makes it difficult to make accurate predictions for 2009 results. The Company expects to achieve at least modest growth in diluted earnings per share for the second half of 2009 as compared to the second half of 2008, but is unable to predict at what level.

Results for the three months ended June 30, 2009

Consolidated net income totaled $4.7 million, or $2.35 per basic and $2.30 per diluted share, in the second quarter of 2009. This is compared with consolidated net income of $4.1 million, or $2.10 per basic and $2.06 per diluted share, in the second quarter of 2008. The income per basic share computations are based on weighted average basic shares outstanding of 1,979,797 in the 2009 period and 1,964,700 in the 2008 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,021,473 in the 2009 period and 2,004,924 in the 2008 period.

Consolidated revenues of $26.0 million for the second quarter of 2009 were 7 percent higher than revenues of $24.2 million for the second quarter of 2008. This increase was generally attributable to higher sales volumes and increased prices.

Revenues by product line were as follows (in thousands):

	Three Months ended June 30,
	2009	2008

Fluid Delivery	$9,493	$8,648
Cardiovascular	7,279	7,116
Ophthalmology	5,596	3,588
Other	3,633	4,890
Total	$26,001	$24,242

Cost of goods sold of $14.0 million for the second quarter of 2009 was $833,000 higher than in the comparable 2008 period. The primary contributor to this increase for the second quarter of 2009 was increased sales volume partially offset by improved manufacturing efficiencies. The Company’s cost of goods sold in the second quarter of 2009 was 53.7 percent of revenues compared with 54.2 percent of revenues in the second quarter of 2008.

Gross profit of $12.0 million in the second quarter of 2009 was $926,000, or 8 percent, higher than in the comparable 2008 period. The Company’s gross profit percentage in the second quarter of 2009 was 46.3 percent of revenues compared with 45.8 percent of revenues in the second quarter of 2008. The increase in gross profit percentage in the 2009 period compared to the 2008 period was primarily related to improved product mix and improved manufacturing efficiencies.

The Company’s second quarter 2009 operating expenses of $5.0 million were $20,000 higher than the operating expenses for the second quarter of 2008. This increase was comprised of a $212,000 increase in General and Administrative (G&A) expenses, largely offset by a $130,000 decrease in selling (Selling) expenses and a $62,000 decrease in Research and Development (R&D) expenses. The increase in G&A expenses for the second quarter of 2009 was principally attributable to increased compensation partially offset by reduced travel and outside services. The decrease in Selling expenses for the second quarter of 2009 was primarily related to decreased compensation, promotion, and travel-related expenses partially offset by an increase in bad debt expense. The decrease in R&D costs was primarily related to reduced new product testing costs for new products which are currently under development and evaluation. Operating income in the second quarter of 2009 increased $906,000, to $7.0 million, a 15 percent increase over operating income in the quarter ended June 30, 2008. Operating income was 27 percent of revenues in the second quarter of 2009 compared to 25 percent of revenues in the second quarter of 2008. The major contributors to the operating income improvement in the second quarter of 2009 were the previously mentioned increase in gross profit partially offset by the slight increase in operating expenses.

Income tax expense for the second quarter of 2009 was $2.5 million compared to income tax expense of $2.0 million for the same period in the prior year. The effective tax rate for the second quarter of 2009 was 35.0 percent, compared with 33.1 percent for the second quarter of 2008. The increase in the effective tax rate for 2009 is primarily a result of benefits from tax incentives for R&D expenditures being a smaller percentage of taxable income and an increase in state income taxes. The Company expects the effective tax rate for the remainder of 2009 to be within a range of 33.0 to 34.0 percent.

Results for the six months ended June 30, 2009

Consolidated net income totaled $8.8 million, or $4.45 per basic and $4.37 per diluted share, in the first six months of 2009. This is compared with consolidated net income of $7.8 million, or $3.99 per basic and $3.89 per diluted share, in the first six months of 2008. The income per basic share computations are based on weighted average basic shares outstanding of 1,976,860 in the 2009 period and 1,954,050 in the 2008 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,012,179 in the 2009 period and 2,004,006 in the 2008 period.

Consolidated revenues of $51.0 million for the first six months of 2009 were 5 percent higher than revenues of $48.8 million for the first six months of 2008. This increase was generally attributable to higher sales volumes and increased prices.

Revenues by product line were as follows (in thousands):

	Six Months ended June 30,
	2009	2008

Fluid Delivery	$18,149	$16,896
Cardiovascular	14,491	14,584
Ophthalmology	10,530	7,368
Other	7,878	9,996
Total	$51,048	$48,844

Cost of goods sold of $27.9 million for the first six months of 2009 was $870,000 higher than in the comparable 2008 period. The primary contributor to this increase for the first six months of 2009 was increased sales volume partially offset by improved manufacturing efficiencies. The Company’s cost of goods sold in the first six months of 2009 was 54.7 percent of revenues compared with 55.4 percent of revenues in the first six months of 2008.

Gross profit of $23.1 million in the first six months of 2009 was $1.3 million, or 6 percent, higher than in the comparable 2008 period. The Company’s gross profit percentage in the first six months of 2009 was 45.3 percent of revenues compared with 44.6 percent of revenues in the first six months of 2008. The increase in gross profit percentage in the 2009 period compared to the 2008 period was primarily related to improved product mix and improved manufacturing efficiencies.

The Company’s first six months 2009 operating expenses of $10.0 million were $226,000 lower than the operating expenses for the first six months of 2008. This decrease was comprised of a $336,000 decrease in Selling expenses and a $79,000 decrease in R&D expenses partially offset by a $189,000 increase in G&A expenses. The decrease in Selling expenses for the first six months of 2009 was primarily related to decreased compensation, promotion, outside services, and travel-related expenses partially offset by an increase in bad debt expense. The decrease in R&D costs was primarily related to reduced prototype expenses. The increase in G&A expenses for the first six months of 2009 was principally attributable to increased compensation partially offset by decreased travel-related expenses. Operating income in the first six months of 2009 increased $1.6 million, to $13.1 million, a 13 percent increase over operating income in the six months ended June 30, 2008. Operating income was 26 percent of revenues in the first six months of 2009 compared to 24 percent of revenues in the first six months of 2008. The previously mentioned increase in gross profit coupled with the decrease in operating expenses were the major contributors to the operating income improvement in the first six months of 2009.

Income tax expense for the first six months of 2009 was $4.6 million compared to income tax expense of $3.9 million for the same period in the prior year. The effective tax rate for the first six months of 2009 was 34.3 percent, compared with 33.2 percent for the first six months of 2008. The increase in the effective tax rate for 2009 is primarily a result of benefits from tax incentives for R&D expenditures being a smaller percentage of taxable income and an increase in state income taxes. The Company expects the effective tax rate for the remainder of 2009 to be within a range of 33.0 to 34.0 percent.

Liquidity and Capital Resources

The Company has a $25.0 million revolving credit facility (the “Credit Facility”) with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the Credit Facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. The Company had no outstanding borrowings under its Credit Facility at June 30, 2009 or at December 31, 2008. The Credit Facility, which expires November 12, 2012, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources. At June 30, 2009, the Company was in compliance with all financial covenants and had $25.0 million available for borrowing under the Credit Facility. The Company believes that the bank providing the Credit Facility is highly-rated and that the entire $25.0 million under the Credit Facility is currently available to the Company. If that bank were unable to provide such funds, the Company believes that such inability would not impact the Company’s ability to fund operations.

At June 30, 2009, the Company had $26.2 million in cash and cash equivalents and short-term and long-term investments, an increase of $9.4 million from December 31, 2008. The principal contributor to this increase was the cash generated by operating activities of $13.4 million, which was partially offset by payments for acquisitions of property, plant, and equipment of $3.2 million and the payment of dividends of $1.2 million

As of June 30, 2009, the Company had working capital of $47.5 million, including $13.9 million in cash and cash equivalents. The $4.6 million increase in working capital during the first six months of 2009 was primarily related to increases in cash and short-term investments partially offset by decreases to inventories and an increase in accounts payable and accrued liabilities. The decrease in inventories was primarily related to the Company’s consumption of raw materials purchased in 2008 under a program to hedge against future price increases. The increase in accounts payable and accrued liabilities is primarily related to routine amounts due to suppliers partially offset by reductions in accrued compensation.

Cash flows from operating activities generated $13.4 million for the six months ended June 30, 2009 as compared to $7.6 million for the six months ended June 30, 2008. The 2009 increase was primarily attributable to increased operational results, and more favorable cash requirements for working capital related to inventories and accounts receivables, as compared to the 2008 period. During the first six months of 2009, the Company expended $3.2 million for the addition of property and equipment and $7.5 million for short-term and long-term investments. During the first six months of 2009, stock option activities generated $448,000 of cash and the Company paid dividends of $1.2 million.

Although the recent distress in the financial markets and the global economy in general has not had a significant impact on the Company’s liquidity, the Company continues to monitor the financial markets and general global economic conditions. In the current credit and financial markets, many companies are finding it difficult to gain access to capital resources. In spite of the current economic conditions, the Company believes that its $21.7 million in cash, cash equivalents and short-term investments, $4.4 million in long-term investments, cash flows from operations and available borrowings of up to $25.0 million under the Company’s Credit Facility will be sufficient to fund the Company’s cash requirements for at least the foreseeable future. The Company believes that its strong financial position would allow it to access equity or debt financing should that be necessary and its capital resources should not be materially impacted by the current economic crisis. Additionally, the Company believes that its cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase in 2009.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company’s expectations regarding the Company’s ability to achieve at least modest growth in diluted earnings per share for the second half of 2009, the effective tax rate for the remainder of 2009, the Company’s ability to fund its cash requirements for the foreseeable future with its current assets, long-term investments, cash flow and borrowings under the Credit Facility, the Company’s access to equity and debt financing, the impact of the current economic crisis on the Company’s capital resources and the increase in cash, cash equivalents, short-term investments and long-term investments in 2009. Words such as “anticipates,” “believes,” “expects,” “estimated” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company’s ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company’s results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended June 30, 2009, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting for the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

The Company held its 2009 Annual Meeting of Stockholders on May 21, 2009 at its offices in Allen, Texas. At such meeting, the Company’s stockholders ratified the appointment of Grant Thornton LLP as independent accountants with 1,764,438 shares voted for ratification, 4,360 voted against, 98 abstentions and no broker non-votes. The voting with respect to the nominees for election as directors was as follows:

Nominee	Votes For	Votes Withheld
Hugh J. Morgan, Jr.	1,720,136	48,761

The terms of the following directors continued after the meeting: Roger F. Stebbing, John P. Stupp, Jr., Ronald N. Spaulding, and Emile A. Battat.

Item 6.                      Exhibits

Exhibit
Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: August 3, 2009	By: /s/ Emile A. Battat
Emile A. Battat
Chairman and
Chief Executive Officer

Date: August 3, 2009	By: /s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer