Form 10-Q
period 2009-09-30
ATRION CORP
filed 2009-11-04
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2009
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer   ☐       Accelerated filer   ☒        Non-accelerated filer   ☐         Smaller reporting company  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes     ☒    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 22, 2009
Common stock, Par Value $0.10 per share	1,979,771

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Revenues	$25,192	$23,461	$76,240	$72,305
Cost of goods sold	13,973	13,221	41,902	40,279
Gross profit	11,219	10,240	34,338	32,026

Operating expenses:
Selling	1,357	1,432	4,367	4,777
General and administrative	2,635	2,398	8,069	7,644
Research and development	661	630	2,191	2,241
	4,653	4,460	14,627	14,662
Operating income	6,566	5,780	19,711	17,364

Other income:
Interest income	162	78	391	164
Other income	--	--	1	1
	162	78	392	165

Income before provision for income taxes	6,728	5,858	20,103	17,529
Provision for income taxes	(2,268)	(1,866)	(6,852)	(5,746)

Net income	$4,460	$3,992	$13,251	$11,783

Income per basic share	$2.25	$2.03	$6.70	$6.02
Weighted average basic shares outstanding	1,980	1,968	1,978	1,958

Income per diluted share	$2.20	$1.99	$6.57	$5.88
Weighted average diluted shares outstanding	2,028	2,005	2,017	2,005

Dividends per common share	$0.36	$0.30	$0.96	$0.78

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	September 30,	December 31,
	2009	2008
	(in thousands)
Current assets:
Cash and cash equivalents	$14,313	$12,056
Short-term investments	4,860	4,692
Accounts receivable	11,663	10,875
Inventories	18,866	20,169
Prepaid expenses	1,094	719
Deferred income taxes	596	596
	51,392	49,107

Long-term investments	11,537	--

Property, plant and equipment	98,768	94,364
Less accumulated depreciation and amortization	44,875	40,994
	53,893	53,370

Other assets and deferred charges:
Patents	1,644	1,863
Goodwill	9,730	9,730
Other	1,097	1,283
	12,471	12,876

	$129,293	$115,353

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,478	$5,482
Accrued income and other taxes	645	731
	7,123	6,213

Line of credit	--	--

Other non-current liabilities	9,038	8,298

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	20,166	19,130
Accumulated other comprehensive loss	(533)	(533)
Retained earnings	128,894	117,554
Treasury shares, 1,440 at September 30, 2009 and 1,452 at December 31, 2008, at cost	(35,737)	(35,651)
Total stockholders’ equity	113,132	100,842

	$129,293	$115,353

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$13,251	$11,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,126	4,688
Deferred income taxes	771	722
Stock-based compensation	500	482
Other	--	37
	19,648	17,712

Changes in operating assets and liabilities:
Accounts receivable	(788)	(2,118)
Inventories	1,303	(3,986)
Prepaid expenses	(375)	427
Other non-current assets	186	(149)
Accounts payable and accrued liabilities	996	549
Accrued income and other taxes	(86)	481
Other non-current liabilities	(31)	(133)
	20,853	12,783

Cash flows from investing activities:
Property, plant and equipment additions	(5,430)	(4,556)
Purchases of investments	(15,705)	(625)
Proceeds from investments	4,000	--
	(17,135)	(5,181)

Cash flows from financing activities:
Line of credit advances	--	3,000
Line of credit repayments	--	--
Exercise of stock options	459	525
Shares tendered for employees’ taxes on stock-based compensation	(122)	(913)
Tax benefit related to stock options	102	1,632
Dividends paid	(1,900)	(1,532)
	(1,461)	2,712

Net change in cash and cash equivalents	2,257	10,314
Cash and cash equivalents at beginning of period	12,056	3,531
Cash and cash equivalents at end of period	$14,313	$13,845

Cash paid for:
Income taxes	$6,394	$2,616

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

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$8,114	$8,978
Work in process	4,422	4,579
Finished goods	6,330	6,612
Total inventories	$18,866	$20,169

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net income	$4,460	$3,992	$13,251	$11,783

Weighted average basic shares outstanding	1,980	1,968	1,978	1,958
Add: Effect of dilutive securities	48	37	39	47
Weighted average diluted shares outstanding	2,028	2,005	2,017	2,005

Earnings per share:
Basic	$2.25	$2.03	$6.70	$6.02
Diluted	$2.20	$1.99	$6.57	$5.88

Outstanding options, restricted stock or deferred stock units that were not included in the diluted income per share calculation because their effect would be anti-dilutive totaled 20,336 for the three-month and nine-month periods ended September 30, 2008, respectively, and none for the same periods in 2009.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)           Investments
As of September 30, 2009, the Company held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 assets as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The Company considers as current assets those investments which will mature or are likely to be sold in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of the Company’s investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of September 30, 2009 ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$1,201	$3	—	$1,204
Bank certificates of deposit	3,021	—	—	3,021
Municipal tax-exempt bonds	638	2	—	640
Short-term investment securities held to maturity	$4,860	$5	—	$4,865

Long-term Investments
Corporate bonds	$11,537	$94	$(15)	$11,616

At September 30, 2009, the length of time until maturity for the short-term securities ranged from two to ten months. At September 30, 2009, the length of time until maturity for the long-term securities ranged from 16 to 30 months.

(5)           Subsequent Events
Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated financial statements. The Company evaluated all events or transactions that occurred after September 30, 2009 through November 4, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Pension Benefits
The components of net periodic pension cost for the Atrion Corporation Cash Balance Plan (the “Plan”) are as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Service cost	$--	$--	$--	$--
Interest cost	54	56	162	168
Expected return on assets	(54)	(55)	(162)	(165)
Prior service cost amortization	--	--	--	--
Actuarial loss	8	8	24	24

Net periodic pension cost	$8	$9	$24	$27

In September 2007, the Company terminated the Plan. Participants accrued pension benefits through December 31, 2007, but did not accrue any additional benefits under the Plan after that date. However, participants will continue to earn interest credits on their account balances until the Plan has settled all its obligations with respect to termination. The Company believes that the Plan is adequately funded to cover its settlement obligations. The Company will recognize its remaining net unrecognized actuarial loss as a settlement loss in the fourth quarter of 2009.

(7)	Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted FASB ASC 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

From time to time, new accounting standards updates applicable to the Company are issued by the FASB, which the Company will adopt as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards updates that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

For the three months ended September 30, 2009, the Company reported revenues of $25.2 million, operating income of $6.6 million and net income of $4.5 million, up 7 percent, 14 percent and 12 percent, respectively, from the three months ended September 30, 2008. For the nine months ended September 30, 2009, the Company reported revenues of $76.2 million, operating income of $19.7 million and net income of $13.3 million, up 5 percent, 14 percent and 13 percent, respectively, from the nine months ended September 30, 2008.

Results for the three months ended September 30, 2009

Consolidated net income totaled $4.5 million, or $2.25 per basic and $2.20 per diluted share, in the third quarter of 2009. This is compared with consolidated net income of $4.0 million, or $2.03 per basic and $1.99 per diluted share, in the third quarter of 2008. The income per basic share computations are based on weighted average basic shares outstanding of 1,979,943 in the 2009 period and 1,967,669 in the 2008 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,027,884 in the 2009 period and 2,005,295 in the 2008 period.

Consolidated revenues of $25.2 million for the third quarter of 2009 were 7 percent higher than revenues of $23.5 million for the third quarter of 2008. This increase was generally attributable to higher sales volumes and increased prices.

Revenues by product line were as follows (in thousands):

	Three Months ended September 30,
	2009	2008

Fluid Delivery	$9,535	$7,999
Cardiovascular	6,948	7,019
Ophthalmology	4,418	3,733
Other	4,291	4,710
Total	$25,192	$23,461

Cost of goods sold of $14.0 million for the third quarter of 2009 was $752,000 higher than in the comparable 2008 period. The primary contributor to this increase was higher sales volume. The Company’s cost of goods sold in the third quarter of 2009 was 55.5 percent of revenues compared with 56.4 percent of revenues in the third quarter of 2008.

Gross profit of $11.2 million in the third quarter of 2009 was $979,000, or 10 percent, higher than in the comparable 2008 period. The Company’s gross profit percentage in the third quarter of 2009 was 44.5 percent of revenues compared with 43.6 percent of revenues in the third quarter of 2008. The increase in gross profit percentage in the 2009 period compared to the 2008 period was primarily related to improved product mix and cost improvement initiatives.

The Company’s third quarter 2009 operating expenses of $4.7 million were $193,000 higher than the operating expenses for the third quarter of 2008. This increase was comprised of a $237,000 increase in General and Administrative (G&A) expenses and a $31,000 increase in Research and Development (R&D) expenses partially offset by a $75,000 decrease in Selling (Selling) expenses. The increase in G&A expenses for the third quarter of 2009 was principally attributable to increased compensation, increased outside services and increased taxes partially offset by reduced travel. The increase in R&D costs was primarily related to outside services and compensation. The decrease in Selling expenses for the third quarter of 2009 was primarily related to decreased promotion and travel-related expenses partially offset by increased compensation.

Operating income in the third quarter of 2009 increased $786,000 to $6.6 million, a 14 percent increase over operating income in the quarter ended September 30, 2008. Operating income was 26 percent of revenues in the third quarter of 2009 compared to 25 percent of revenues in the third quarter of 2008. The major contributor to the operating income improvement in the third quarter of 2009 was the previously mentioned increase in gross profit partially offset by the slight increase in operating expenses.

Income tax expense for the third quarter of 2009 was $2.3 million compared to income tax expense of $1.9 million for the same period in the prior year. The effective tax rate for the third quarter of 2009 was 33.7 percent, compared with 31.9 percent for the third quarter of 2008. The increase in the effective tax rate for the 2009 period is primarily a result of benefits from tax incentives for R&D expenditures being a smaller percentage of taxable income than in the third quarter of 2008 and an increase in state income taxes in the 2009 period. The Company expects the effective tax rate for the remainder of 2009 to be within a range of 33.0 to 34.0 percent.

Results for the nine months ended September 30, 2009

Consolidated net income totaled $13.3 million, or $6.70 per basic and $6.57 per diluted share, in the first nine months of 2009. This is compared with consolidated net income of $11.8 million, or $6.02 per basic and $5.88 per diluted share, in the first nine months of 2008. The income per basic share computations are based on weighted average basic shares outstanding of 1,977,901 in the 2009 period and 1,958,626 in the 2008 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,017,414 in the 2009 period and 2,004,517 in the 2008 period.

Consolidated revenues of $76.2 million for the first nine months of 2009 were 5 percent higher than revenues of $72.3 million for the first nine months of 2008. This increase was generally attributable to higher sales volumes and increased prices.

Revenues by product line were as follows (in thousands):

	Nine Months ended September 30,
	2009	2008

Fluid Delivery	$27,685	$24,896
Cardiovascular	21,439	21,602
Ophthalmology	14,948	11,101
Other	12,168	14,706
Total	$76,240	$72,305

Cost of goods sold of $41.9 million for the first nine months of 2009 was $1.6 million higher than in the comparable 2008 period. The primary contributor to this increase was higher sales volume. The Company’s cost of goods sold in the first nine months of 2009 was 55.0 percent of revenues compared with 55.7 percent of revenues in the first nine months of 2008.

Gross profit of $34.3 million in the first nine months of 2009 was $2.3 million, or 7 percent, higher than in the comparable 2008 period. The Company’s gross profit percentage in the first nine months of 2009 was 45.0 percent of revenues compared with 44.3 percent of revenues in the first nine months of 2008. The increase in gross profit percentage in the 2009 period compared to the 2008 period was primarily related to improved product mix and cost improvement initiatives.

Operating expenses of $14.6 million for the first nine months of 2009 were $35,000 lower than the operating expenses for the comparable period in 2008. This decrease was comprised of a $410,000 decrease in Selling expenses and a $50,000 decrease in R&D expenses largely offset by a $425,000 increase in G&A expenses. The decrease in Selling expenses for the first nine months of 2009 was primarily related to decreased compensation, promotion, outside services, and travel-related expenses. The decrease in R&D costs was primarily related to reduced prototype expenses. The increase in G&A expenses for the first nine months of 2009 was principally attributable to increased compensation and outside services partially offset by decreased travel-related expenses.

Operating income in the first nine months of 2009 increased $2.3 million to $19.7 million, a 14 percent increase over operating income in the nine months ended September 30, 2008. Operating income was 26 percent of revenues in the first nine months of 2009 compared to 24 percent of revenues in the first nine months of 2008. The previously mentioned increase in gross profit coupled with the decrease in operating expenses were the major contributors to the operating income improvement in the first nine months of 2009.

Income tax expense for the first nine months of 2009 was $6.9 million compared to income tax expense of $5.7 million for the same period in the prior year. The effective tax rate for the first nine months of 2009 was 34.1 percent, compared with 32.8 percent for the first nine months of 2008. The increase in the effective tax rate for 2009 is primarily a result of benefits from tax incentives for R&D expenditures being a smaller percentage of taxable income and an increase in state income taxes. The Company expects the effective tax rate for the remainder of 2009 to be within a range of 33.0 to 34.0 percent.

Liquidity and Capital Resources
The Company has a $25.0 million revolving credit facility (the “Credit Facility”) with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the Credit Facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent. The Company had no outstanding borrowings under its Credit Facility at September 30, 2009 or at December 31, 2008. The Credit Facility, which expires November 12, 2012, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact the Company’s liquidity or capital resources. At September 30, 2009, the Company was in compliance with all financial covenants and had $25.0 million available for borrowing under the Credit Facility. The Company believes that the bank providing the Credit Facility is highly-rated and that the entire $25.0 million under the Credit Facility is currently available to the Company. If that bank were unable to provide such funds, the Company believes that such inability would not impact the Company’s ability to fund operations.

At September 30, 2009, the Company had $30.7 million in cash and cash equivalents and short-term and long-term investments, an increase of $14.0 million from December 31, 2008. The principal contributor to this increase was the cash generated by operating activities of $20.9 million, which was partially offset by payments for acquisitions of property, plant, and equipment of $5.4 million and the payment of dividends of $1.9 million

As of September 30, 2009, the Company had working capital of $44.3 million, including $14.3 million in cash and cash equivalents. The $1.4 million increase in working capital during the first nine months of 2009 was primarily related to increases in cash and short-term investments and increases in accounts receivable partially offset by decreases to inventories and an increase in accounts payable and accrued liabilities. The increase in accounts receivable was primarily related to the increase in revenues for the third quarter of 2009 as compared with the fourth quarter of 2008. The decrease in inventories was primarily related to the Company’s consumption of raw materials purchased in 2008 under a program to hedge against future price increases. The increase in accounts payable and accrued liabilities was primarily related to routine amounts due to suppliers partially offset by reductions in accrued compensation.

Cash flows from operating activities generated $20.8 million for the nine months ended September 30, 2009 as compared to $12.8 million for the nine months ended September 30, 2008. The increase in the 2009 period was primarily attributable to increased operational results and more favorable cash requirements for working capital related to inventories and accounts receivables as compared to the 2008 period. During the first nine months of 2009, the Company expended $5.4 million for the addition of property and equipment and $15.7 million for short-term and long-term investments. Stock option activities in the first nine months of 2009 generated $439,000 of cash and the Company paid dividends of $1.9 million during that period.

Although the recent distress in the financial markets and the global economy in general has not had a significant impact on the Company’s liquidity, the Company continues to monitor the financial markets and general global economic conditions. In the current credit and financial markets, many companies are finding it difficult to gain access to capital resources. In spite of the current economic conditions, the Company believes that its $19.2 million in cash, cash equivalents and short-term investments, $11.5 million in long-term investments, cash flows from operations and available borrowings of up to $25.0 million under the Company’s Credit Facility will be sufficient to fund the Company’s cash requirements for at least the foreseeable future. The Company believes that its strong financial position would allow it to access equity or debt financing should that be necessary and its capital resources should not be materially impacted by the current economic crisis. Additionally, the Company believes that its cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase in the remainder of 2009.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis that are forward-looking are based upon current expectations, and actual results may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by the Company that the objectives or plans of the Company would be achieved. Such statements include, but are not limited to, the Company’s expectations regarding the effective tax rate for the remainder of 2009, the Company’s ability to fund its cash requirements for the foreseeable future with its current assets, long-term investments, cash flow and borrowings under the Credit Facility, the impact that a failure of the bank providing the Credit Facility would have on the Company’s ability to fund operations, the Company’s access to equity and debt financing, the impact of the current economic crisis on the Company’s capital resources and the increase in cash, cash equivalents, short-term investments and long-term investments in the remainder of 2009. Words such as “anticipates,” “believes,” “expects,” “estimated” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; the Company’s ability to protect its intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause the Company to alter its marketing, capital expenditures or other budgets, which in turn may affect the Company’s results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended September 30, 2009, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2008 Annual Report on Form 10-K.

Item 4.   Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting for the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1.                      Legal Proceedings

From time to time, the Company may be involved in claims or litigation that arise in the normal course of business. The Company is not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on the Company’s business, financial condition, or results of operations.

Item 1A.                    Risk Factors

There were no material changes to Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/2009 through 7/31/2009	--		--	--	68,100
8/1/2009 through 8/31/2009	400	(2)	$130.06	--	68,100
9/1/2009 through 9/30/2009	--		--	--	68,100
Total	400		$130.06	--	68,100

(1)
The Company has a program that was announced in April 2000 to purchase in open market or privately negotiated transactions up to 200,000 shares. The program has no expiration date but may be terminated at any time by the Board of Directors.

(2)
Consists of shares delivered to the Company in payment of income taxes related to vesting of restricted stock by a participant in a Company equity incentive plan. The Company’s equity incentive plans permit a participant under certain circumstances to deliver shares of Company stock in payment of income taxes due to be paid on equity awards.

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

Atrion Corporation
(Registrant)

Date: November 4, 2009	By: /s/ Emile A. Battat
Emile A. Battat
Chairman and
Chief Executive Officer

Date: November 4, 2009	By: /s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer