Form 10-K
period 2009-12-31
ATRION CORP
filed 2010-03-12
CIK 701288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
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
 Yes ☐          No ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2009, was $206,789,575 based on the last reported sales price of the common stock on the NASDAQ Global Select Market on such date. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant

Number of shares of Common Stock outstanding at February 24, 2010: 2,021,452

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2010 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2009
________

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1.                 BUSINESS

General

Atrion Corporation (”we,” “our,” “us,” “Atrion,” or the “Company”) develops and manufactures products, primarily for medical applications. Our products range from ophthalmology and cardiovascular products to fluid delivery devices. We also have a line of non-medical components that is sold for use in aviation and marine safety products. Additionally, we own and maintain a small gaseous oxygen pipeline that is incidental to our overall operations.

Our fluid delivery products accounted for 35 percent, 34 percent and 32 percent of net revenues for 2009, 2008 and 2007, respectively. We develop and manufacture several specialized intravenous fluid delivery tubing sets and accessories. Our intravenous fluid delivery line includes more than 80 distinct models used for complex therapy procedures employed in anesthesia administration, intravenous fluid therapy, critical care and oncology therapy. We are an industry leader in the manufacturing of medical tubing clamps. These products include clamps offering such features as six match-to-fit sizes with compatibility to all grades of medical tubing, molding in a variety of materials, and compatibility with different sterilization processes. Our swabbable luer valve allows needleless luer connections to luer access devices in IV applications. These valves provide an economical replacement for needle access ports in drug delivery and IV applications and maintain a sterile, closed IV system without the need for replacement caps. We have developed a wide variety of luer syringe check valves and one-way valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, catheter and other applications.

Our cardiovascular products accounted for 29 percent, 30 percent and 27 percent of our net revenues for 2009, 2008 and 2007, respectively. At the heart of our cardiovascular products is the MPS2® Myocardial Protection System, or MPS2, a proprietary technology that delivers essential fluids and medications to the heart during open-heart surgery. The MPS2 integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible management of this process, indicating improved patient outcomes. New features include an expanded flow range, low volume mode and cyclic flow mode. The MPS2 is the only device used in open-heart surgery that allows for the mixing of drugs into the bloodstream without diluting the blood. The MPS2 employs advanced pump, temperature control and microprocessor technologies and includes a line of disposable products. We also develop and manufacture other cardiovascular products that consist principally of the following: cardiac surgery vacuum relief valves; Retract-O-Tape® silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; and Clean-Cut® rotating aortic punch and PerfectCut® Aortotomy System, both of which are used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

Our ophthalmic products accounted for 19 percent, 16 percent and 20 percent of our net revenues for 2009, 2008 and 2007, respectively. We are a leading manufacturer of soft contact lens storage and disinfection cases. We produce a complete line of products which is compatible with all solutions for use with soft or rigid gas permeable lenses. We also work with customers to provide customized distribution of products. As a registered pharmaceutical reseller, we provide custom packaging, including component purchasing as well as labeling. Warehousing as well as inventory management is included in our complete kitting services. We also manufacture and sell the LacriCATH® product line, a line of balloon catheters that is used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora, or chronic tearing. People affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of nasolacrimal blockage. LacriCATH balloon catheters are the only balloon catheters with United States Food and Drug Administration, or FDA approval for use in the treatment of nasolacrimal duct obstruction.

Our other medical and non-medical products accounted for 17 percent, 20 percent and 21 percent of our net revenues for 2009, 2008 and 2007, respectively. We are the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture inflation devices, oral inflation tubes, right angle connectors, valves, and closures for life vests, life rafts, inflatable boats, survival equipment, and other inflatable structures. We also produce many one-way and two-way "Breather" valves for use on electronics cases, munitions cases, pressure vessels, transportation container cases, escape slides, and many other medical and non-medical applications requiring pressure relief. Also, we provide contract manufacturing services for other major original equipment manufacturers of medical devices. We have the ability to take a product from concept through design, development and prototype all the way to full-scale production manufacturing. Core competencies include engineering product design and development, prototyping, assembly, insert and injection molding, automation, RF-welding, ultrasonic and heat sealing, and sterile packaging. Our ACTester product line consists of instrumentation and associated disposables used to measure the activated clotting time of blood. We manufacture and sell a line of products designed for safe needle and scalpel blade containment. In addition, we own and maintain a 22-mile high-pressure steel pipeline in north Alabama that is leased to an industrial gas producer which transports gaseous oxygen to one of its customers.

Marketing and Major Customers

We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. We sell our products in the United States through a sales force of approximately 65 people as of December 31, 2009.  This sales force, which works with our sales managers, consists of direct sales personnel, independent sales representatives and distributors.  Our sales managers also work closely with major customers in designing and developing products to meet customer requirements.

Our revenues from sales to customers outside the United States totaled approximately 39 percent, 35 percent and 36 percent of our net revenues in 2009, 2008 and 2007, respectively. Our international sales are made to various manufacturers and through distributors in over 60 countries.  Revenues from sales to customers in Canada totaled approximately 15 percent, 13 percent and 17 percent of our net revenues in 2009, 2008 and 2007, respectively.

We offer customer service, training and education, and technical support such as field service, spare parts, maintenance and repair for certain of our products. We periodically advertise our products in trade journals, routinely attend and participate in industry trade shows throughout the United States and internationally, and sponsor scientific symposia as a means of disseminating product information. We also provide supportive literature on the benefits of our products.

During 2009, Novartis International AG was our only customer accounting for more than 10 percent of our revenues, with various products sold to several divisions of Novartis accounting for approximately 15 percent of our net revenues.

Manufacturing

Our medical products and other components are produced at facilities in Arab, Alabama, St. Petersburg, Florida and Allen, Texas. The facilities in Arab and St. Petersburg both utilize plastic injection molding and specialized assembly as their primary manufacturing processes. Our other manufacturing processes consist of the assembly of standard and custom component parts and the testing of completed products.

We devote significant attention to quality assurance. Our quality assurance measures begin with the suppliers which participate in our supplier quality assurance program. These measures continue at the manufacturing level where many components are assembled in a “clean room” environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Most finished products are then shipped to outside processors for sterilization by radiation or ethylene oxide gas. After sterilization, the products are quarantined and tested before they are shipped to customers.

Skills of assembly workers required for the manufacture of medical products are similar to those required in typical assembly operations. We currently employ workers with the skills necessary for our assembly operations and believe that additional workers with these skills are readily available in the areas where our plants are located.

Our medical device operations are ISO13485:2003 certified and are subject to FDA jurisdiction. Our non-medical device operations are ISO9001-2000 certified.

Research and Development

We believe that a well-targeted research and development program should be an essential part of our activities, and we are currently engaged in a number of research and development projects. The objective of this program is to develop new products in our current product lines, improve current products and develop new product lines. Recent major development projects include, but are not limited to, inflation devices for balloon catheter dilation, stent deployment, tissue displacement and fluid dispensing; inflation devices for orthopedic procedures; advanced contact lens disinfection systems; surgical devices used in open heart surgery; product-line expansion in ophthalmology; product-line expansion for MPS2 products; and the further integration of needle-free technology with fluid delivery products. The Company expects to incur additional research and development expenses in 2010 for various projects.

Our consolidated research and development expenditures for 2009, 2008 and 2007 were $3,054,000, $2,969,000, and $2,778,000, respectively.

Sources and Availability of Raw Materials

The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in large part, on the availability and pricing of these resins. The resins we use are derived from petroleum and natural gas, and the prices fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of the companies that produce these resins to meet market needs. Instability in the world markets for petroleum and natural gas could adversely affect the availability and pricing of these resins.

We contract with various suppliers to provide the component parts necessary to assemble our products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources that manufacture these components using our toolings. We believe that there are satisfactory alternative sources for single-sourced components, although a sudden disruption in supply from one or more of these suppliers could adversely affect our ability to deliver finished products on time. We own the molds used for production of a majority of our components. Consequently, in the event of supply disruption, we would be able to fabricate our own components or contract with another supplier, albeit after a possible delay in the production process.

Patents and License Agreements

Our commercial success is dependent, in part, on our ability to continue to develop patentable products, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. We currently have 428 active patents and patent applications pending on products that are either being sold or are in development. We pay royalties to outside parties for six patents. All of these patents and patents pending relate to products currently being sold by us or to products in evaluation stages.  Our patents generally expire between 2010 and 2027.

We have developed technical knowledge which, although non-patentable, is considered to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into agreements with key employees prohibiting them from disclosing any of our confidential information or trade secrets. In addition, these agreements also provide that any inventions or discoveries relating to our business by these individuals will be assigned to us and become our sole property.

The medical device industry is characterized by extensive intellectual property litigation, and companies in that industry sometimes use intellectual property litigation to gain a competitive advantage. Intellectual property litigation, regardless of outcome, is often complex and expensive, and the outcome of this litigation is generally difficult to predict.

Competition

Depending on the product and the nature of the project, we compete on the basis of our ability to provide engineering and design expertise, quality, service, product and price. As such, successful competitors must have technical strength, responsiveness and scale. We believe that our expertise and reputation for quality medical products have allowed us to compete favorably with respect to each such factor and to maintain long-term relationships with our customers.

In many of our markets, we compete with numerous other companies in the sale of healthcare products. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than ours. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of our cardiovascular and fluid delivery competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, HMOs and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. Furthermore, innovations in surgical techniques or medical practices could have the effect of reducing or eliminating market demand for one or more of our products. In addition, our competitors may use price reductions to preserve market share in their product markets.

Depending on the product and the nature of the project, we compete in contract manufacturing on the basis of our ability to provide engineering and design expertise as well as on the basis of product and price. We frequently design products for a customer or potential customer prior to entering into long-term development and manufacturing agreements with that customer. Because these products are somewhat limited in number and normally are only a component of the ultimate product sold by our customers, we are dependent on our ability to meet the requirements of those major healthcare companies and must continually be attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. We compete with a number of contract manufacturers of medical products. Most of these competitors are small companies that do not offer the breadth of services we offer to our customers.

We also compete in the market for inflation devices used in marine and aviation equipment. We are the dominant provider in this market area.

Government Regulation

Products

The manufacture and sale of medical products are subject to regulation by numerous United States governmental authorities, principally the FDA, and corresponding foreign agencies. The research and development, manufacturing, promotion, marketing and distribution of medical products in the United States are governed by the Federal Food, Drug and Cosmetic Act, or FDCA, and the regulations promulgated thereunder. All manufacturers of medical devices must register with the FDA and list all medical devices manufactured by them. The list must be updated annually. Our medical products subsidiaries and certain of our customers are subject to inspection by the FDA for compliance with such regulations and procedures and our medical products manufacturing facilities are subject to regulation by the FDA.

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDCA.  A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, total or partial suspension of production, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. We and certain of our customers are subject to these inspections. We believe that we have met all applicable FDA requirements.

Under the FDA’s requirements, if a manufacturer can establish that a newly-developed device is “substantially equivalent” to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established or if the FDA determines that the device requires a more rigorous review, the FDA will require that the manufacturer submit a premarket approval, or PMA, that must be reviewed and approved by the FDA prior to marketing and sale of the device in the United States. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date of FDA submission. Both a 510(k) and a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. We believe that we are in compliance with the requirements mentioned above.

Certain aviation and marine safety products are also subject to regulation by the United States Coast Guard and the Federal Aviation Administration and similar organizations in foreign countries which regulate the safety of marine and aviation equipment. We believe that we are in compliance with the requirements mentioned above.

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

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government-managed systems. Market acceptance of our products in international markets depends, in part, on the availability and level of reimbursement.

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

We anticipate that Congress, state legislatures and the private sector will continue to review and assess healthcare reform, including alternative healthcare delivery and payment systems. Potential approaches that have been considered include mandated basic healthcare coverage and benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the healthcare delivery system. We cannot predict what impact the adoption of any federal or state healthcare reform measures, future private sector reform or market forces may have on our business.

Product Liability and Insurance

The design, manufacture and marketing of products of the types we produce entail an inherent risk of product liability claims. A problem with one of our products could result in product liability claims or a recall of, or safety alert or advisory notice relating to, the product. We have product liability insurance in amounts that we believe are adequate.

Advisory Board

Several physicians and perfusionists with substantial expertise in the field of myocardial protection serve as our clinical advisors. These clinical advisors have assisted in the identification of the market need for myocardial protection systems and the subsequent design and development of the MPS2 and its predecessor. Members of our management and scientific and technical staff from time to time consult with these clinical advisors to better understand the technical and clinical requirements of the cardiovascular surgical team and product functionality needed to meet those requirements. We anticipate that these clinical advisors will play a similar role with respect to other products and may assist us in educating other physicians in the use of the MPS2 and related products.

Certain of the clinical advisors are employed by academic institutions and may have commitments to, or consulting or advisory agreements with, other entities that may limit their availability to advise us. The clinical advisors may also serve as consultants to other medical device companies. Our clinical advisors are not expected to devote more than a small portion of their time in providing services to us.

People

At January 31, 2010, we had 465 full-time employees. Employee relations are good and there has been no work stoppage due to labor disagreements. None of our employees is represented by any labor union.

Available Information

Our website address is www.atrioncorp.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. These filings are also available at www.sec.gov.

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

•	Our sales could decline materially if we lost business from one or more of our larger customers or a significant number of our smaller customers.
Our sales are generally made under open short-term purchase orders or, purchase contracts.  Customers with purchase orders could reduce their volumes, or cease purchasing our products, with minimal notice.  Customers having purchase contracts may elect not to renew those contracts at expiration or the contracts may be renewed on terms less favorable to us.  The loss of, or material reduction in orders by, one or more of our larger customers or a significant number of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

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
The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in large part, on the availability and pricing of these resins. The resins we use are derived from petroleum and natural gas; therefore, prices fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of the companies that produce these products to meet market needs. Instability in the world markets for petroleum and natural gas could adversely affect the prices of these raw materials and their availability.

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

•	Our success is measured in part by our ability to develop patentable products, to preserve our trade secrets and operate without infringing or violating the proprietary rights of third parties.
Others may challenge the validity of any patents issued to us, and we could encounter legal and financial difficulties in enforcing our patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render our patents less valuable or obsolete. Once patents expire, some customers may not continue to purchase from us, opting for competitive copies instead.

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

 ·
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

We are subject to numerous governmental regulations relating to, among other things, our ability to sell our products, third-party reimbursement and Medicare and Medicaid fraud and abuse. If we do not comply with applicable governmental regulations, governmental authorities could do one or more of the following:
·	impose fines and penalties on us;
·	prevent us from manufacturing our products;
·	bring civil or criminal charges against us;
·	delay the introduction of our new products into the market;
·	recall or seize our products;
·	disrupt the manufacture or distribution of our products; or
·	withdraw or deny approvals for our products.

Any one of these actions could materially adversely affect our revenues and profitability and harm our reputation.

•	We will be unable to sell our products if we fail to comply with manufacturing regulations.
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

•	We may not receive regulatory approvals for new product candidates or for modifications of existing products or approvals may be delayed.
Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. Any failure to receive the regulatory approvals necessary to commercialize our product candidates, or the subsequent withdrawal of any such approvals, would harm our business. Additionally, modification of our existing products may require regulatory approval. The process of obtaining these approvals and the subsequent compliance with federal and state statutes and regulations require spending substantial time and financial resources. If we fail to obtain or maintain, or encounter delays in obtaining or maintaining, regulatory approvals, it could adversely affect the marketing of any products we develop or modify, our ability to receive product revenues, and our liquidity and capital resources.

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
We currently conduct all our development, manufacturing and management at three locations. Severe weather, natural disasters, acts of war or terrorism and other adverse external events at any one or more of these locations could have a significant impact on our ability to conduct business. We have the ability to transfer certain products from a facility affected by such events, but doing so would be expensive. Our disaster recovery policies and procedures may not be effective and the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. The insurance we maintain may not be adequate to cover our losses.

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

Additionally, our public float is small which can result in large fluctuations in stock price during periods with increased selling or buying activity. General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

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

•
 A significant portion of our sales is to customers in foreign countries. We may lose revenues, market share and profits due to exchange rate fluctuations and other factors related to our international business.

Our international business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our international customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

•	We may experience fluctuations in our quarterly operating results.
We have historically experienced, and may continue to experience, fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:
•	demand for our products;
•	pricing decisions, and those of our competitors, including decisions to increase or decrease prices;
•	regulatory approvals for our products;
•	timing and levels of spending for research and development; sales and marketing;
•	timing and market acceptance of new product introductions by us or our competitors;
•	development or expansion of business infrastructure in new clinical and geographic markets;
•	tax rates in the jurisdictions in which we operate;
•	shipping delays or interruptions;
•	customer credit holds;
•	timing and recognition of certain research and development milestones and license fees; and
•	ability to control our costs;

•	If we make acquisitions, we could encounter difficulties that harm our business.
We may acquire companies, products or technologies that we believe to be complementary to our business.  If we do so, we may have difficulty integrating the acquired personnel, operations, products or technologies and we may not realize the expected benefits of any such acquisition. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees and increase our expenses, any of which could harm our business.

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

The current economic crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. There could be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of our customers to obtain credit to purchase our products; customer insolvencies; increased pressure to reduce the prices of our products; inability of our suppliers to provide raw materials or component parts; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

Continued turbulence in the United States and international markets and economies could have a material adverse impact on our business, operating results and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

•	If we fail to manage our exposure to financial and securities market risk successfully, our operating results could be adversely impacted.

We are exposed to financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. We do not use derivative financial instruments for speculative or trading purposes.

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, our marketable investments are primarily investment grade, liquid, fixed-income securities and money market instruments denominated in United States dollars. The Company’s cash-equivalents and investments may be subject to adverse changes in market value.

•
Provisions in our governing documents and Delaware law may discourage or prevent a change of control, which could cause our stock price to decline and prevent attempts by our stockholders to replace or remove our current management.

Our certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a change in the ownership of the Company or a change in our management.  In addition, our Board of Directors has adopted a rights plan which is intended to provide our Board of Directors with flexibility in addressing any takeover attempt and give it an opportunity to negotiate a transaction that maximizes stockholder value.  However, the rights plan could delay or prevent a change in control of us even if the change in control would generally be beneficial to our stockholders.  We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding common stock. Although a delay or prevention of a change of control transaction or of changes in our Board of Directors could be effective in improving stockholder value, they also carry a risk of causing the market price of our common stock to decline.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

We own, in the aggregate, 97 acres of property located in Allen, Texas, Arab, Alabama and St. Petersburg, Florida.  Our facilities at those locations comprise approximately 398,000 square feet, with each facility housing administrative, engineering, manufacturing and warehouse operations.  Our corporate headquarters are located at our Allen, Texas facility.

We also own and maintain a 22-mile high-pressure steel pipeline that transports gaseous oxygen between Decatur and Courtland, Alabama.

ITEM 3.              LEGAL PROCEEDINGS

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

ITEM 4.              RESERVED

Executive Officers of the Company

Name	Age	Title
Emile A. Battat	71	Chairman and Chief Executive Officer of the Company and Chairman or President of all subsidiaries

David A. Battat	40	President and Chief Operating Officer of the Company and President of Halkey-Roberts Corporation, one of our subsidiaries

Jeffery Strickland	51	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Messrs. Emile Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. David Battat currently serves as an officer of the Company and Halkey-Roberts. The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. Accordingly, the terms of office of the current officers of the Company and our subsidiaries will expire at the time such meetings of the Boards of Directors of the Company and our subsidiaries are held, which is anticipated to be in May 2010.

There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected. The only family relationships between any of our executive officers or directors are that Mr. David Battat is the son of Mr. Emile Battat.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officers during the past ten years.

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

Mr. Strickland has served as Vice President and Chief Financial Officer, Secretary and Treasurer of the Company since February 1, 1997 and has served as Vice President or Secretary-Treasurer for all the Company’s subsidiaries since January 1997. Mr. Strickland was employed by the Company or our subsidiaries in various other positions from September 1983 through January 1997.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (Symbol ATRI). As of March 1, 2010, we had approximately 2,800 stockholders, including beneficial owners holding shares in nominee or “street name.” The high and low sales prices as reported by NASDAQ for each quarter of 2008 and 2009 are shown below.

Year Ended December 31, 2008:	High	Low
First Quarter	$133.88	$95.77
Second Quarter	$116.75	$93.41
Third Quarter	$118.00	$80.21
Fourth Quarter	$111.00	$63.00

Year Ended December 31, 2009:	High	Low
First Quarter	$97.59	$65.00
Second Quarter	$135.25	$84.01
Third Quarter	$145.15	$117.95
Fourth Quarter	$155.72	$118.41

We pay regular quarterly cash dividends on our common stock. We have increased our quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased to $.24 per share in September of 2007, to $.30 per share in September of 2008 and to $.36 per share in September 2009. We paid quarterly dividends totaling $2.6 million to our stockholders in 2009.

We have a Common Share Purchase Rights Plan, which is intended to protect the interests of stockholders in the event of a hostile attempt to take over the Company.  The rights, which are not presently exercisable and do not have any voting powers, represent the right of our stockholders to purchase at a substantial discount, upon the occurrence of certain events, shares of common stock or of an acquiring company involved in a business combination with us.  This plan, which was adopted in August of 2006, expires in August of 2016.

During the year ended December 31, 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933, and during the fourth quarter of 2009 we did not repurchase any of our equity securities.

The stock performance graph set forth in our 2009 Annual Report to Stockholders is incorporated by reference herein and is included in Exhibit 13.1 to this Annual Report on Form 10-K.  However, the stock performance graph shall not be deemed to be “ soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this Annual Report on Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

ITEM 6.                 SELECTED FINANCIAL DATA

Selected Financial Data
(In thousands, except per share amounts)

	2009		2008	2007		2006	2005
Operating Results for the Year ended December 31,
Revenues	$100,643		$95,895	$88,540		$81,020	$72,089
Operating income	25,004	(a)	22,973	20,195	(b)	14,338	12,698
Income from continuing operations	16,843	(a)	15,667	14,006	(b)	10,600	8,793
Net income	16,843	(a)	15,667	14,006	(b)	10,765	8,958
Depreciation and amortization	7,163		6,353	5,534		5,005	5,389
Per Share Data:
Income from continuing operations, per diluted share	8.36	(a)	7.82	7.06	(b)	5.43	4.57
Net income per diluted share	8.36	(a)	7.82	7.06	(b)	5.51	4.66
Cash dividends per common share	1.32		1.08	.88		.74	.62
Average diluted shares outstanding	2,015		2,004	1,985		1,953	1,924
Financial Position at December 31,
Total assets	132,749		115,353	99,313		95,772	78,470
Long-term debt	-		-	-		11,399	2,529

(a)  Included a non-cash charge for the settlement of the 2007 termination of pension plans that subtracted $1.0 million from operating income, $643,000 from net income and $0.32 from net income per diluted share. (See Note 11)

(b) Included two special items that, when combined, added $1.1 million to operating income, $695,000 to net income and $0.35 to net income per diluted share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop and manufacture products, primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. Our other medical and non-medical products include instrumentation and disposables used in dialysis, contract manufacturing and valves and inflation devices used in marine and aviation safety products.  In 2009 approximately 39 percent of our sales were outside the United States.

Our products are used in a wide variety of applications by numerous customers. We encounter competition in all of our markets and compete primarily on the basis of product quality, price, engineering, customer service and delivery time.

Our strategy is to provide a broad selection of products in the areas of our expertise. Research and development efforts are focused on improving current products and developing highly-engineered products that meet customer needs in niche markets that are large enough to provide meaningful increases in sales. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce indebtedness, to fund capital expenditures, to make investment purchases, to repurchase stock and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

•	Focusing on customer needs;
•	Expanding existing product lines and developing new products;
•	Maintaining a culture of controlling cost; and
•	Preserving and fostering a collaborative, entrepreneurial management structure.

For the year ended December 31, 2009, we reported revenues of $100.6 million, operating income of $25.0 million and net income of $16.8 million.

Results of Operations

Our net income was $16.8 million, or $8.51 per basic and $8.36 per diluted share, in 2009, compared to net income of $15.7 million, or $7.99 per basic and $7.82 per diluted share, in 2008 and $7.39 per basic and $7.06 per diluted share, in 2007. The 2009 results included a $643,000 net of tax settlement loss, or $0.32 per diluted share, related to the termination of our defined benefit pension plans. The 2007 results included a special net of tax benefit of $695,000, or $0.35 per diluted share, attributable to a favorable dispute resolution offset partially by certain initial costs related to the termination of our defined benefit pension plans, as described below. Revenues were $100.6 million in 2009, compared with $95.9 million in 2008 and $88.5 million in 2007. The 5 percent revenue increase in 2009 over 2008 and the 8 percent revenue increase in 2008 over 2007 were generally attributable to higher sales volumes.

Annual revenues by product lines were as follows (in thousands):
	2009	2008	2007

Fluid Delivery	$35,540	$32,209	$28,745
Cardiovascular	29,051	29,263	23,577
Ophthalmology	19,452	15,192	17,614
Other	16,600	19,231	18,604
Total	$100,643	$95,895	$88,540

Our cost of goods sold was $55.3 million in 2009, compared with $53.3 million in 2008 and $50.8 million in 2007.  Increased sales volume, increased material costs, and increased manufacturing overhead costs were the primary contributors to the 4 percent increase in cost of goods sold for 2009 over 2008 and for the 5 percent increase in cost of goods sold for 2008 over 2007.

Gross profit in 2009 increased $2.8 million to $45.3 million, compared with $42.5 million in 2008 and $37.8 million in 2007. Our gross profit was 45 percent of revenues in 2009, 44 percent of revenues in 2008 and 43 percent of revenues in 2007. The increase in gross profit percentage from the prior year in 2009 and 2008 was primarily due to improvements in manufacturing efficiencies and the impact of cost-savings projects.

Operating expenses were $20.3 million in 2009, compared with $19.6 million in 2008 and $17.6 million in 2007. In 2009, increases in general and administrative, or G&A, expenses and research and development, or R&D, expenses were partially offset by decreases in selling expenses. Additionally in 2009, the Company recorded a $989,000 settlement loss related to the termination of the Company’s defined benefit pension plans. In 2009, G&A expenses increased $297,000, without the previously mentioned pension settlement loss, primarily related to increased compensation costs, outside services and taxes partially offset by decreased travel costs. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. R&D expenses increased $85,000 in 2009 as compared to 2008 primarily related to increased compensation costs and increased outside services. R&D expenses consist primarily of salaries and other related expenses of the R&D personnel as well as costs associated with regulatory matters. In 2009, selling expenses decreased $618,000 primarily related to decreased compensation, travel, advertising and promotional expenses. Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses.

The increase in operating expenses in 2008 from 2007 was primarily due to the recordation in 2007 of a special $1.4 million benefit, net of expenses, related to a dispute settlement. This benefit was reflected in 2007 as a decrease in operating expenses. Additionally, increases in G&A expenses and R&D expenses were partially offset by decreases in selling expenses. In 2008, G&A expenses increased $496,000 primarily related to compensation costs. R&D expenses increased $191,000 in 2008 as compared to 2007 primarily related to increased compensation costs and increased outside services. In 2008, selling expenses decreased $85,000 primarily related to decreased outside services, advertising and promotional expenses partially offset by increased travel expenses.

Our operating income for 2009 was $25.0 million, compared with $23.0 million in 2008 and $20.2 million in 2007. The increase in gross profit partially offset by the increase in operating expenses described above were the major contributors to the operating income improvements in 2009 and 2008 compared to the previous years.

Our interest income for 2009 was $578,000 compared with $299,000 in 2008 and $57,000 in 2007. The increases in 2009 and 2008 were primarily related to the increased level of cash and investments during 2009 and 2008.

Interest expense was $10,000 in 2008 compared to $251,000 in 2007.  The decrease in 2008 was primarily the result of reduced borrowing levels.

Income tax expense in 2009 totaled $8.7 million, compared with $7.6 million in 2008 and $6.0 million in 2007. The effective tax rates for 2009, 2008 and 2007 were 34.2 percent, 32.7 percent and 30.0 percent, respectively. Benefits from tax incentives for domestic production, exports and R&D expenditures totaled $776,000 in 2009, $896,000 in 2008 and $1.0 million in 2007. Expenses from changes in uncertain tax positions totaled $143,000 in 2009 and $218,000 in 2008. Benefits from changes in uncertain tax positions totaled $168,000 in 2007. We expect the effective tax rate for 2010 to be approximately 34.0 percent.

Over the past eleven years, we have achieved meaningful annual increases in operating revenues, operating income, net income from continuing operations and diluted earnings per share from continuing operations. During this eleven-year period, the Company has been able to achieve this growth even during declines in economic activity.   The current recession has impacted the demand for certain of the Company’s products. This continuing decline in global demand makes it difficult to make accurate predictions for 2010 results. However, assuming that the worst of the recession is over, we expect to show low double-digit growth in diluted earnings per share in 2010.

Liquidity and Capital Resources

We have a $25.0 million revolving credit facility with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions (see Note 4 of Notes to Consolidated Financial Statements). Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. We had no outstanding borrowings under our credit facility at December 31, 2009 or at December 31, 2008. The credit facility, which expires November 12, 2012, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At December 31, 2009, we were in compliance with all financial covenants and had $25.0 million available for borrowing under the credit facility. We believe that the bank providing the credit facility is highly-rated and that the entire $25.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we expect that we would still be able to fund operations.

At December 31, 2009, we had a total of $36.4 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $19.7 million from December 31, 2008. The principal contributor to this increase was the cash generated by operating activities, which was partially offset by payments for acquisitions of property, plant and equipment and the payment of dividends.

Cash flows provided by operations of $28.4 million in 2009 were primarily comprised of net income plus the net effect of non-cash expenses plus net changes in working capital items. Inventories, accounts receivables, accounts payables and accrued liabilities were the primary contributors to the positive net change in working capital items. The change in inventories was related to reduced stocking levels as a result of the consumption of inventories purchased in 2008 under a program to purchase critical raw material in large volumes to hedge against future price increases and take advantage of volume discounts.  The change in accounts receivable was primarily related to the increase in revenues for the fourth quarter of 2009 as compared with the fourth quarter of 2008.  The change in accounts payable and accrued liabilities was primarily related to increases in accrued compensation.

At December 31, 2009, we had working capital of $49.5 million, including $20.7 million in cash and cash equivalents and $4.2 million in short-term investments. The $6.6 million increase in working capital during 2009 was primarily related to increases in cash and cash equivalents, partially offset by decreased inventories and increased accrued compensation. The increase in cash was primarily related to amounts generated from operations. The decrease in inventories was primarily related to our consumption of inventories purchased in 2008 under a program to hedge against future price increases. Working capital items consisted primarily of accounts receivable, short-term investments, accounts payable, inventories and other current assets and other current liabilities.

Capital expenditures for property, plant and equipment totaled $6.6 million in 2009, compared with $5.4 million in 2008 and $7.9 million in 2007. These expenditures were primarily for the addition of machinery and equipment. We expect 2010 capital expenditures, primarily machinery and equipment, to increase slightly over the average of the levels expended during each of the past three years.

We paid dividends totaling $2.6 million, $2.1 million and $1.7 million during 2009, 2008 and 2007, respectively. On January 4, 2010, our Board of Directors declared a special dividend of $6.00 per share on our outstanding common stock. This dividend which totaled $12.1 million was paid on January 29, 2010. We expect to fund future dividend payments with cash flows from operations.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2009:

	Payments due by period
Contractual Obligations	Total	2010	2011 - 2012	2013 and thereafter
	(In thousands)
Purchase Obligations	$6,473	$6,364	$108	$1
Total	$6,473	$6,364	$108	$1

In the current credit and financial markets, many companies are finding it difficult to gain access to capital resources. In spite of the current economic conditions, we believe that our cash, cash equivalents, short-term investments and long-term investments, cash flows from operations and available borrowings of up to $25.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. We also believe that our capital resources should not be materially impacted by the current economic crisis. Additionally, we expect that our cash and cash equivalents and investments will continue to increase in 2010.

Off Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Impact of Inflation

We experience the effects of inflation primarily in the prices we pay for labor, materials and services. Over the last three years, we have experienced the effects of moderate inflation in these costs. At times, we have been able to offset a portion of these increased costs by increasing the sales prices of our products. However, competitive pressures have not allowed for full recovery of these cost increases.

New Accounting Pronouncements

Effective July 1, 2009, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 105-10, Generally Accepted Accounting Principles – Overall (ASC 105-10). ASC 105-10 establishes the FASB Accounting Standards Codification, or Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates or Updates. The FASB will not consider the Updates as authoritative in their own right. Rather, the Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective April 1, 2009, we adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Adoption of ASC 855-10 did not have a material impact on our consolidated financial statements.

From time to time, new accounting standards updates applicable to us are issued by the FASB, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards updates that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In the preparation of these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We believe the following discussion addresses our most critical accounting policies and estimates, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions.

From time to time, we accrue legal costs associated with certain litigation. In making determinations of likely outcomes of litigation matters, we consider the evaluation of legal counsel knowledgeable about each matter, case law and other case-specific issues. We believe these accruals are adequate to cover the legal fees and expenses associated with litigating these matters. However, the time and cost required to litigate these matters as well as the outcomes of the proceedings may vary from what we have projected.

We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments.  On an ongoing basis, the collectability of accounts receivable is assessed based upon historical collection trends, current economic factors and the assessment of the collectability of specific accounts.  We evaluate the collectability of specific accounts and determine when to grant credit to our customers using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition, recent payment history, current economic environment, and discussions with our personnel and with the customers directly.  Accounts are written off when it is determined the receivable will not be collected. If circumstances change, our estimates of the collectability of amounts could be changed by a material amount.

We are required to estimate our provision for income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. In the event that actual results differ from these estimates, the provision for income taxes could be materially impacted.

We assess the impairment of our long-lived identifiable assets, excluding goodwill which is tested for impairment as explained below, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This review is based upon projections of anticipated future cash flows. Although we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows or future changes in our business plan could materially affect our evaluations. No such changes are anticipated at this time.

We assess goodwill for impairment pursuant to ASC 350, Intangibles—Goodwill and Other, which requires that goodwill be assessed whenever events or changes in circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis by applying a fair value test.

During 2007, 2008 and 2009, none of our critical accounting policy estimates required significant adjustments. We did not note any events or changes in circumstances indicating that the carrying value of material long-lived assets were not recoverable.

Quantitative and Qualitative Disclosures About Market Risks

Foreign Exchange Risk

We are not exposed to material fluctuations in currency exchange rates because the payments from the Company’s international customers are received primarily in United States dollars.

Principal and Interest Rate Risk

Our cash equivalents and short-term and long-term investments consist of money-market accounts, certificates of deposits, taxable high-grade corporate bonds and tax-exempt municipal bonds. Our investment policy is to seek to manage these assets to achieve the goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to established investment guidelines.  In general, the primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of and the return on the investment to fluctuate.

Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effect on various securities markets. We believe that our cash, cash equivalents, and investments do not have significant risk of default or illiquidity. However, our cash equivalents and investments may be subject to adverse changes in market value.

Forward-looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this annual report on Form 10-K that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our expectations regarding our research and development expenditures in 2010, our 2010 effective tax rate, our 2010 capital expenditures, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, our ability to fund operations if the bank providing our credit facility were unable to lend funds to us, the impact of the current economic crisis on our capital resources, our 2010 growth in diluted earnings per share and increases in 2010 in cash, cash equivalents and investments. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited the accompanying consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. Exhibits and Financial Statement Schedules. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atrion Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 12, 2010

CONSOLIDATED STATEMENTS OF INCOME
For the year ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share amounts)

Revenues	$100,643	$95,895	$88,540
Cost of Goods Sold	55,312	53,348	50,771
Gross Profit	45,331	42,547	37,769

Operating Expenses:
Selling	5,650	6,268	6,353
General and administrative	11,623	10,337	9,841
Dispute resolution	--	--	(1,398)
Research and development	3,054	2,969	2,778
	20,327	19,574	17,574

Operating Income	25,004	22,973	20,195

Interest Income	578	299	57
Interest Expense	--	(10)	(251)
Other Income (Expense), net	2	1	--
Income before Provision for Income Taxes	25,584	23,263	20,001

Provision for Income Taxes	(8,741)	(7,596)	(5,995)

Net Income	$16,843	$15,667	$14,006

Net Income Per Basic Share	$8.51	$7.99	$7.39

Weighted Average Basic Shares Outstanding	1,979	1,961	1,894

Net Income Per Diluted Share	$8.36	$7.82	$7.06

Weighted Average Diluted Shares Outstanding	2,015	2,004	1,985

Dividends Per Common Share	$1.32	$1.08	$.88

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008
Assets:	2009	2008
	(In thousands)

Current Assets:
Cash and cash equivalents	$20,694	$12,056
Short-term investments	4,230	4,692
Accounts receivable, net of allowance for doubtful accounts of $61 and $31 in 2009 and 2008, respectively	11,026	10,875
Inventories	18,675	20,169
Prepaid expenses and other current assets	981	719
Deferred income taxes	596	596
Total Current Assets	56,202	49,107

Property, Plant and Equipment	99,862	94,364
Less accumulated depreciation and amortization	46,721	40,994
	53,141	53,370

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $10,147 and $9,805 in 2009 and 2008, respectively	1,520	1,863
Goodwill	9,730	9,730
Other	679	1,283
Long-term investments	11,477	--
	23,406	12,876

Total Assets	$132,749	$115,353

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

Liabilities and Stockholders’ Equity:	2009	2008
	(In thousands)

Current Liabilities:
Accounts payable	$2,529	$2,438
Accrued liabilities	3,596	3,044
Accrued income and other taxes	557	731
Total Current Liabilities	6,682	6,213

Line of credit	--	--

Other Liabilities and Deferred Credits:
Deferred income taxes	7,850	6,956
Other	1,486	1,342
	9,336	8,298

Total Liabilities	16,018	14,511

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	20,356	19,130
Accumulated other comprehensive loss	--	(533)
Retained earnings	131,769	117,554
Treasury shares, 1,440 shares in 2009 and 1,452 shares in 2008, at cost	(35,736)	(35,651)
Total Stockholders’ Equity	116,731	100,842

Total Liabilities and Stockholders’ Equity	$132,749	$115,353

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net income	$16,843	$15,667	$14,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,163	6,353	5,534
Deferred income taxes	608	1,096	1,134
Stock-based compensation	668	637	368
Pension charge	989	--	310
Other	--	37	35
	26,271	23,790	21,387
Changes in operating assets and liabilities:
Accounts receivable	(151)	(1,274)	969
Inventories	1,494	(2,782)	(271)
Prepaid expenses and other current assets	(262)	764	47
Other non-current assets	434	(591)	1,020
Accounts payable and accrued liabilities	643	(867)	317
Accrued income and other taxes	(174)	216	565
Other non-current liabilities	144	231	(1,329)
	28,399	19,487	22,705

Cash Flows From Investing Activities:
Property, plant and equipment additions	(6,591)	(5,412)	(7,893)
Purchase of investments	(15,640)	(4,692)	--
Proceeds from maturities of investments	4,625	--	--
	(17,606)	(10,104)	(7,893)

Cash Flows From Financing Activities:
Line of credit advances	--	3,000	19,426
Line of credit repayments	--	(3,000)	(30,825)
Exercise of stock options	459	543	697
Shares tendered for employees’ taxes on stock-based compensation	(122)	(913)	(47)
Tax benefit related to stock options	121	1,635	805
Dividends paid	(2,613)	(2,123)	(1,670)
	(2,155)	(858)	(11,614)

Net change in cash and cash equivalents	8,638	8,525	3,198

Cash and cash equivalents, beginning of year	12,056	3,531	333
Cash and cash equivalents, end of year	$20,694	$12,056	$3,531

Cash paid for:
Interest (net of capitalization)	$--	$10	$312
Income taxes	8,170	3,781	3,487

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the year ended December 31, 2009, 2008 and 2007
(In thousands)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, January 1, 2007	1,874	$342	1,546	$(34,403)	$14,140	$(892)	$91,708	$70,895

Components of comprehensive income:
Net income							14,006	14,006
Actuarial gain on pension plan, net of income taxes of $110						205		205
Recognition of pension plan curtailment gain and settlement loss, net of income taxes of $109						201		201
Total comprehensive income						406	14,006	14,412

Tax benefit from exercise of stock options					805			805
Stock options and restricted stock	39		(39)	382	845			1,227
Shares surrendered in option exercises	(2)		2	(204)				(204)
Dividends							(1,676)	(1,676)
Adjustment for initial application of FIN 48							(17)	(17)
Balances, December 31, 2007	1,911	342	1,509	(34,225)	15,790	(486)	104,021	85,442

Net income							15,667	15,667
Actuarial gain on pension plan, net of income taxes of $25						(47)		(47)
Total comprehensive income						(47)	15,667	15,620

Tax benefit from exercise of stock options					1,635			1,635
Stock options and restricted stock	74		(74)	755	1,705			2,460
Shares surrendered in option exercises	(17)		17	(2,181)				(2,181)
Dividends							(2,134)	(2,134)
Balances, December 31, 2008	1,968	342	1,452	(35,651)	19,130	(533)	117,554	100,842

Net income							16,843	16,843
Recognition of pension plan settlement loss, net of income taxes of $286						533		533
Total comprehensive income						533	16,843	17,376

Tax benefit from exercise of stock options					121			121
Stock options and restricted stock	15		(15)	171	1,105			1,276
Shares surrendered in option exercises	(3)		3	(256)				(256)
Dividends							(2,628)	(2,628)
Balances, December 31, 2009	1,980	$342	1,440	$(35,736)	$20,356	$--	$131,769	$116,731
The accompanying notes are an integral part of this statement.

Atrion Corporation
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Atrion Corporation (“Atrion”) and its subsidiaries (collectively, the “Company”) develop and manufacture products primarily for medical applications. The Company markets its products throughout the United States and internationally.  The Company’s customers include hospitals, distributors, and other manufacturers.  The principal subsidiaries of Atrion through which these operations are conducted are Atrion Medical Products, Inc. (“Atrion Medical Products”), Halkey-Roberts Corporation (“Halkey-Roberts”) and Quest Medical, Inc. (“Quest Medical”).

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

Trade Receivables
Trade accounts receivable are recorded at the original sales price to the customer.  The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments.  On an ongoing basis, the collectability of accounts receivable is assessed based upon historical collection trends, current economic factors and the assessment of the collectability of specific accounts.  The Company evaluates the collectability of specific accounts and determines when to grant credit to its customers using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition, recent payment history, current economic environment, and discussions with appropriate Company personnel and with the customers directly.  Accounts are written off when it is determined the receivable will not be collected.

Investments
The Company’s investments consist of taxable high-grade corporate bonds, certificates of deposits, and tax-exempt municipal bonds. The Company’s investment policy is to seek to preserve principal and maintain adequate liquidity while at the same time maximizing yields without significantly increasing risk. The Company classifies its investments as trading, available-for-sale or held-to-maturity. The Company’s investments are accounted for as held-to-maturity since the Company has the positive intent and ability to hold these investments to maturity. These investments are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity and unrealized gains and losses are excluded from earnings. The Company considers as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Inventories
Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2009	2008
Raw materials	$8,541	$8,978
Work in process	4,078	4,579
Finished goods	6,056	6,612
Total inventories	$18,675	$20,169

Accounts Payable
The Company reflects disbursements as trade accounts payable until such time as payments are presented to the bank for payment. At December 31, 2009 and 2008, disbursements totaling approximately $498,000 and $608,000, respectively, had not been presented for payment to the bank.

Income Taxes
The Company accounts for income taxes utilizing ASC 740, Income Taxes (“ASC 740”).  ASC 740 requires the asset and liability method for the recording of deferred income taxes, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. When appropriate the Company evaluates the need for a valuation allowance to reduce deferred tax assets.

ASC 740 also requires the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not of being sustained.

The Company’s uncertain tax positions are recorded as “Other non-current liabilities.” The Company classifies interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Additions and improvements are capitalized including all material, labor and engineering costs to design, install or improve the asset. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost (in thousands):

	December 31,		Useful
	2009	2008	Lives
Land	$5,260	$5,260	—
Buildings	29,662	29,365	30-40 yrs
Machinery and equipment	64,940	59,739	3-10 yrs
Total property, plant and equipment	$99,862	$94,364

Depreciation expense of $6,820,000, $6,055,000 and $5,222,000 was recorded for the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

Patents and Licenses
Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from 7 to 19 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill
Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired.  Annual impairment testing for goodwill is done using a fair-value-based test.  Goodwill is also reviewed for impairment periodically and whenever events or changes in circumstances indicate a change in value may have occurred.  The Company has identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products, (2) Halkey-Roberts and (3) Quest Medical.  The total carrying amount of goodwill in each of the three years ended December 31, 2009, 2008 and 2007 was $9,730,000.

Current Accrued Liabilities
The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2009	2008
Accrued payroll and related expenses	$2,935	$2,156
Accrued vacation	159	175
Accrued professional fees	45	221
Other accrued liabilities	457	492
Total accrued liabilities	$3,596	$3,044

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Revenues
The Company recognizes revenue when its products are shipped to its customers, provided an arrangement exists, the fee is fixed and determinable and collectability is reasonably assured. All risks and rewards of ownership pass to the customer upon shipment. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Revenues are recorded exclusive of sales and similar taxes. Returns, discounts and other allowances have been insignificant historically.

Shipping and Handling Policy
Shipping and handling fees charged to customers are reported as revenue and all shipping and handling costs incurred related to products sold are reported as cost of goods sold.

Research and Development Costs
Research and development costs relating to the development of new products and improvements of existing products are expensed as incurred.

Advertising
Advertising production costs are expensed as incurred.  Costs for print placement media are expensed in the period the advertising first appears.  Total advertising expenses were approximately $126,000, $251,000 and $277,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation
The Company has stock-based compensation plans covering certain of its officers, directors and key employees. As explained in detail in Note 8, the Company accounts for stock-based compensation utilizing the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, (“ASC 718”).

Pension Plan
Pension plan benefits are expensed as applicable employees earn benefits. The recognition of expenses is significantly impacted by estimates made by management such as discount rates used to value certain liabilities and expected return on assets. The Company uses third-party specialists to assist management in appropriately measuring the expense associated with pension plan benefits. As is further described in Note 11, the funded status of the Company’s pension plan has been recorded as a non-current asset and all unrecognized losses, net of tax, have been recorded as accumulated other comprehensive loss within stockholders’ equity. The Company terminated its pension plan in 2007 and had settled all obligations under the plan and no assets, liabilities or stockholders equity accounts remained for the plan as of December 31, 2009.

Comprehensive Income
Comprehensive income includes net income plus other comprehensive income, which for the Company consists of the amortization of unrecognized pension gains, and recognition of gains and losses as a result of pension plan curtailment and settlement transactions.

New Accounting Pronouncements
Effective July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) ASC 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“Updates”). The FASB will not consider Updates as authoritative in their own right. Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

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

Fair Value Measurements
Accounting standards use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2009 and 2008, the Company held certain investments that were required to be measured for disclosure purposes only at fair value on a recurring basis.  These investments are considered Level 2 assets. The fair value of the Company's investments is estimated using recently executed transactions and market price quotations. At December 31, 2009 and 2008, the fair value of the Company’s investments approximated the carrying value of the investments (see Note 2).

The carrying values of the Company’s other financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and accrued income and other taxes approximated fair value due to their liquid and short-term nature.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and accounts receivable.

The Company’s cash is held in high credit quality financial institutions. As of December 31, 2009, $3.5 million in cash and cash equivalents was maintained in two separate municipal money market mutual funds, and $17.2 million in cash and cash equivalents was maintained at two major financial institutions in the United States. At times, deposits held with financial institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. At December 31, 2009, the Company’s uninsured cash and cash equivalents totaled approximately $19.1 million.

The Company invests a portion of its cash in fully insured certificates of deposits and in debt instruments of corporations and municipalities with strong credit ratings.

For accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company maintains reserves for possible credit losses.  As of December 31, 2009 and 2008, the Company had allowances for doubtful account balances of approximately $61,000 and $31,000, respectively.  The carrying amount of the receivables approximates their fair value. The Company’s largest customer accounted for 15.0%, 11.6% and 14.2% of operating revenues in 2009, 2008 and 2007, respectively.  That same customer accounted for 16.1%, 12.8% and 15.8% of accounts receivable as of December 31, 2009, 2008 and 2007, respectively.  No other customer exceeded 10% of the Company’s operating revenues for the years ended, or accounts receivable as of, December 31, 2009, 2008 or 2007.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(2)	Investments
As of December 31, 2009 and 2008, the Company held certain investments that were required to be measured for disclosure purposes at fair value on a recurring basis. These investments were considered Level 2 investments. The Company considers as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of the Company’s investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of December 31,2009:
Short-term Investments:
Corporate bonds	$1,193	$8	—	$1,201
Bank certificates of deposit	3,037	—	—	3,037
Short-term investment securities held to maturity	$4,230	$8	—	$4,238
Long-term Investments:
Corporate bonds	$11,477	$164	—	$11,641

As of December 31,2008:
Short-term Investments:
Corporate bonds	$4,063	$8	—	$4,071
Municipal tax-exempt bond	629	—	(2)	627
Short-term investment securities held to maturity	$4,692	$8	$(2)	$4,698

At December 31, 2009, the length of time until maturity of these securities ranged from three to twenty-eight months.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(3)	Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license.  Patents and licenses are as follows (dollars in thousands):

December 31, 2009			December 31, 2008
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
14.76	$11,668	$10,148	14.75	$11,668	$9,805

Aggregate amortization expense for patents and licenses was $343,000 for 2009, $298,000 for 2008 and $312,000 for 2007.  Estimated future amortization expense for each of the years set forth below ending December 31, is as follows (in thousands):

2010	$ 272
2011	$ 160
2012	$ 160
2013	$ 160
2014	$ 160

 (4)       Line of Credit

The Company has a revolving credit facility (“Credit Facility”) with a money center bank. Under the Credit Facility, the Company and certain of its subsidiaries have a line of credit of $25 million which is secured by substantially all inventories, equipment and accounts receivable of the Company.  Interest under the Credit Facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by the Company, plus one percent (1.26 percent at December 31, 2009) and is payable monthly. The Company had no outstanding borrowings under the Credit Facility at December 31, 2009 or 2008.  The Credit Facility expires November 12, 2012 and may be extended under certain circumstances.  At any time during the term, the Company may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. The Company’s ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization.  At December 31, 2009, the Company was in compliance with all financial covenants.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(5)       Income Taxes

The items comprising income tax expense are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Current — Federal	$7,421	$6,086	$4,760
— State	712	519	20
	8,133	6,605	4,780

Deferred — Federal	560	916	1,190
— State	48	75	25
	608	991	1,215

Total income tax expense	$8,741	$7,596	$5,995

Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Benefit plans	$690	$454
Inventories	520	469
Other	32	77
Total deferred tax assets	$1,242	$1,000
Deferred tax liabilities:
Property, plant and equipment	$6,302	$5,370
Pensions	26	163
Patents and goodwill	2,168	1,827
Total deferred tax liabilities	$8,496	$7,360

Net deferred tax liability	$7,254	$6,360

Balance Sheet classification:
Non-current deferred income tax liability	$7,850	$6,956
Current deferred income tax asset	596	596
Net deferred tax liability	$7,254	$6,360

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2009	2008	2007
Income tax expense at the statutory federal income tax rate	$8,954	$8,142	$7,030
Increase (decrease) resulting from:
State income taxes	421	302	240
R&D credit	(285)	(481)	(586)
Foreign sales benefit	--	--	(66)
Section 199 manufacturing deduction	(491)	(415)	(348)
Other, net	142	48	(275)
Total income tax expense	$8,741	$7,596	$5,995

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by ASC 740 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$959
Increases in tax positions for prior years	52
Increases in tax positions for current year	179
Lapse in statute of limitations	(399)
Gross unrecognized tax benefits at December 31, 2007	$791
Increases in tax positions for prior years	11
Increases in tax positions for current year	281
Lapse in statute of limitations	(61)
Gross unrecognized tax benefits at December 31, 2008	$1,022
Increases in tax positions for prior years	204
Increases in tax positions for current year	332
Lapse in statute of limitations	(393)
Gross unrecognized tax benefits at December 31, 2009	$1,165

As of December 31, 2009 all of the unrecognized tax benefits, which were comprised of uncertain tax positions, would impact the effective tax rate if recognized. Unrecognized tax benefits that are affected by statutes of limitation that expire within the next 12 months are immaterial.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2005.  In January 2009, the Internal Revenue Service (“IRS”) began examining certain of the Company’s U.S. federal income tax returns for 2006 and 2007. To date, no proposed adjustments have been issued. All material state and local income tax matters have been concluded for years through 2005.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $61,000, $73,000 and $50,000 at December 31, 2009, 2008 and 2007, respectively. Tax expense for the year ended December 31, 2008 includes net interest expense of $23,000.  Tax expense for the years ended December 31, 2009 and 2007 included net interest benefit of $12,000 and $7,000, respectively.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(6)       Stockholders’ Equity

The Board of Directors of the Company has at various times authorized repurchases of Company stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. No repurchases were made in 2009, 2008 or 2007.  As of December 31, 2009, authorization for the repurchase of up to 68,100 additional shares remained.

The Company has increased its quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased to $.24 per share in September of 2007 to $.30 per share in September of 2008 and to $.36 per share in September of 2009.

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

 (7)      Income Per Share

The following is the computation for basic and diluted income per share:
	Year ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Net Income	$16,843	$15,667	$14,006

Weighted average basic shares outstanding	1,979	1,961	1,894
Add: Effect of dilutive securities	36	43	91
Weighted average diluted shares outstanding	2,015	2,004	1,985

Net Income per share
Basic	$8.51	$7.99	$7.39
Diluted	$8.36	$7.82	$7.06

As required by ASC 260, Earnings per Share, effective January 1, 2009, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic income per share pursuant to the two-class method. The basic-income-per-share amounts for 2008 and 2007 shown above have been retrospectively recalculated to also reflect the inclusion of participating securities in the basic-income-per-share computation. Application of this treatment had an insignificant effect in all periods. Income-per-share amounts are computed independently for each quarter. As a result, the sum of the per-share amounts for each quarter may not equal the year-to-date amounts.

Incremental shares from stock options, unvested restricted stock, restricted stock units and deferred stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. The computation of weighted average diluted shares outstanding excludes options to purchase 16,000 shares of common stock for the year ended December 31, 2008, because the exercise price of those options was greater than the average market price, resulting in an anti-dilutive effect on diluted income per share.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)
 (8)       Stock Plans

At December 31, 2009, the Company had three stock-based compensation plans which are described more fully below. The Company accounts for its plans under ASC 718, and the disclosures that follow are based on applying ASC 718. ASC 718 requires that cash flows from the exercise of stock-based compensation resulting from tax benefits in excess of recognized compensation cost (excess tax benefits) be classified as financing cash flows. The Company recorded $121,000, $1,635,000 and $805,000 of such excess tax benefits as financing cash flows in 2009, 2008 and 2007, respectively.

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

In May 2007, a non-employee director deferred compensation plan was put in place by the Company. This plan, as amended, allows the Company’s non-employee directors to elect to receive stock units in lieu of all or part of the cash fees they are receiving for their services as directors.  On the first business day of each calendar year, each participating non-employee director is credited with a number of stock units equal to the cash fees such director has elected to forego for such year divided by the closing price of the Company’s common stock on the next preceding date on which shares of the Company’s stock were traded.  The stock units are convertible to shares of the Company’s common stock on a one-for-one basis at a future date as elected in advance by the director, but no later than the January following the year in which the director ceases to serve on the Board of Directors.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Option transactions for the three years ended December 31, 2009 are as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2007	191,350	$31.52
Granted in 2007	--	--
Exercised in 2007	(38,920)	$21.93
Options outstanding at December 31, 2007	152,430	$33.96
Granted in 2008	16,000	$111.16
Exercised in 2008	(69,430)	$26.09
Options outstanding at December 31, 2008	99,000	$51.96
Granted in 2009	--	--
Exercised in 2009	(14,000)	$42.29
Options outstanding at December 31, 2009	85,000	$53.56

Exercisable options at December 31, 2007	133,680	$28.65
Exercisable options at December 31, 2008	70,500	$35.00
Exercisable options at December 31, 2009	66,750	$41.49

All unvested options outstanding at December 31, 2009 are expected to vest. As of December 31, 2009, there remained 37,592 shares for which options may be granted in the future under the 1997 Stock Incentive Plan and the 2006 Equity Incentive Plan. The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$11.56-$14.06	24,000	0.6 years	$12.77	24,000	$12.77
$22.50-$29.30	12,000	2.5 years	$25.98	12,000	$25.98
$43.75-$46.00	8,000	2.3 years	$44.88	8,000	$44.88
$71.86	25,000	1.6 years	$71.86	18,750	$71.86
$111.06-$111.50	16,000	3.4 years	$111.16	4,000	$111.16
	85,000	1.9 years	$53.56	66,750	$41.49

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. None of the Company’s grants includes performance-based or market-based vesting conditions.  The expected life represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The fair value of stock-based payments, funded with options, is valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock trading history. The Company bases the risk-free interest rate using the Black-Scholes valuation method on the implied yield currently available on U. S. Treasury securities with an equivalent term. The Company bases the dividend yield used in the Black-Scholes valuation method on the Company’s stock dividend history.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

There were no options granted in 2009 and 2007.  The fair value for the options granted in 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2008:

	2009	2008	2007
Risk-free interest rate	--	2.7%	--
Dividend yield	--	.9%	--
Volatility factor	--	25.0%	--
Expected life	--	4 years	--

The weighted average grant date fair value of the options granted in 2008 was $24.31. The total intrinsic values of options exercised during 2009, 2008 and 2007 were $.6 million, $7.0 million and $3.0 million, respectively. The total intrinsic values of options outstanding and options currently exercisable at December 31, 2009, were $7.2 million and $6.4 million, respectively.

During 2008, the Company made one award of restricted stock under the 2006 Equity Incentive Plan. Under the terms of the award and the plan, the restrictions lapse over a four-year period. Generally, during the vesting period, holders of restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Unvested shares are forfeited on termination of employment.  Changes in restricted stock for the years ended December 31, 2007, 2008 and 2009 were as follows:

	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at January 1, 2007	7,500	$71.86
Granted in 2007	--	--
Vested in 2007	(1,500)	$71.86
Restricted stock at December 31, 2007	6,000	$71.86
Granted in 2008	4,000	$111.06
Vested in 2008	(1,500)	$71.86
Restricted stock at December 31, 2008	8,500	$90.31
Granted in 2009	--	--
Vested in 2009	(2,500)	$113.90
Restricted stock at December 31, 2009	6,000	$91.46

All shares of unvested restricted stock outstanding at December 31, 2009 are expected to vest. The total intrinsic value of unvested restricted stock awards at December 31, 2009, 2008 and 2007 was $827,000, $815,000 and $750,000, respectively. The total fair value of restricted stock vested during 2009, 2008 and 2007 was $285,000, $161,000 and $146,000, respectively.

During 2009 and 2007 restricted stock units were granted to certain employees under the 2006 Equity Incentive Plan.  All of these stock units are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Unvested stock units are forfeited on

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

termination of employment. During the vesting period, holders of all restricted stock units earn dividends as additional units. During 2007, 2008 and 2009, certain outside directors elected to receive stock units in lieu of cash fees for their services as members of the Board of Directors.  Changes in stock units for the years ended December 31, 2007, 2008 and 2009 were as follows:

	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Directors’ Stock Units	Weighted Average Award Date Fair Value Per Unit
Unvested stock units at January 1, 2007	--		--
Granted in 2007	10,010	$96.03	210	$98.87
Vested in 2007	--		(210)	$98.87
Unvested stock units at December 31, 2007	10,010	$96.03	--
Granted in 2008	107	$100.91	341	$124.58
Vested in 2008	--		(341)	$124.58
Unvested stock units at December 31, 2008	10,117	$96.09	--
Granted in 2009	825	$102.08	81	$99.35
Vested in 2009	--		(81)	$99.35
Unvested stock units at December 31, 2009	10,942	$96.53	--

All unvested restricted stock units at December 31, 2009 are expected to vest. No restricted stock units vested during 2009. The total intrinsic value of all outstanding stock units which are not yet convertible at December 31, 2009, including 632 stock units held for the accounts of outside directors, was $1,802,000. The total fair value of directors’ stock units vested was $8,000, $43,000 and $21,000 during 2009, 2008 and 2007, respectively. As of December 31, 2009, there remained 1,868 shares of common stock reserved for issuance at the end of deferral periods of stock units which may be credited in the future to non-employee directors.

Compensation related to stock options is based on the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Compensation related to restricted stock and restricted stock units is based on the fair market value of the stock on the date of the grant. These fair values are then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. For the years ended December 31, 2009, 2008 and 2007, the Company recorded share-based compensation expense as a “General and Administrative expense” in the amount of $668,000, $637,000 and $368,000, respectively, for all of the above mentioned share-based compensation arrangements. The total tax benefit recognized in the income statement from share-based compensation arrangements for the years ended December 31, 2009, 2008 and 2007, was $226,000, $218,000 and $130,000, respectively.

Unrecognized compensation cost information for the Company’s various share-based compensation types is shown below as of December 31, 2009:

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$293,000	2.2
Restricted stock	430,000	2.2
Restricted stock units	530,000	2.7
Total	$1,253,000

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The Company has a policy of utilizing existing treasury shares to satisfy stock option exercises, stock unit conversions and restricted stock awards.

 (9)      Revenues From Major Customers

The Company had one major customer which represented approximately $15.1 million (15.0 percent), $11.1 million (11.6 percent) and $12.6 million (14.2 percent) of the Company’s operating revenues during 2009, 2008 and 2007, respectively.

 (10)    Industry Segment and Geographic Information

The Company operates in one reportable industry segment: developing, and manufacturing, products primarily for medical applications and has no foreign operating subsidiaries.  The Company has other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of the medical products segment. The Company recorded incidental revenues from its gaseous oxygen pipeline, which totaled approximately $958,000 in 2009, $957,000 in 2008 and $958,000 in 2007.  Pipeline net assets totaled $2.0, $2.1 and $2.2 million at December 31, 2009, 2008 and 2007, respectively.  Company revenues from sales to customers outside the United States totaled approximately 39 percent, 35 percent and 36 percent of the Company’s total revenues in 2009, 2008 and 2007, respectively.  No Company assets are located outside the United States.

A summary of revenues by geographic territory, based on shipping destination, for 2009, 2008 and 2007 is as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
United States	$61,198	$62,448	$56,860
Canada	16,674	12,659	14,890
United Kingdom	2,299	2,850	2,204
Japan	4,085	3,130	3,199
Germany	2,890	2,664	2,434
China	1,653	1,748	1,133
Other countries less than $1 million	11,844	10,396	7,820
Total	$100,643	$95,895	$88,540

A summary of revenues by product line for 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007

Fluid Delivery	$35,540	$32,209	$28,745
Cardiovascular	29,051	29,263	23,577
Ophthalmology	19,452	15,192	17,614
Other	16,600	19,231	18,604
Total	$100,643	$95,895	$88,540

(11)     Employee Retirement and Benefit Plans

In September 2007, the Company terminated a noncontributory cash balance defined benefit retirement plan that was maintained for all regular employees of the Company except those of Quest Medical and employees hired after May 2005.  Prior to termination, the Company’s funding policy was to make the annual contributions required by applicable regulations and recommended by its actuary.  The Company used a December 31 measurement date for the plan. Affected employees accrued pension benefits through December 31, 2007, but did not accrue any additional benefits under the plan after that date. However, participants continued to earn interest credits on their account balances until the plan settled all its obligations to plan participants in October 2009.  A curtailment gain of $361,000 was recorded in the third quarter of 2007 related to the Company’s action to terminate the plan. During September 2007 the plan settled its obligations to a certain group of participants whose employment had terminated by acquiring for them annuities from a life insurance company.  A settlement loss for this transaction of $671,000 was recorded in the third quarter of 2007.  An additional settlement loss of $989,000 for the termination was recorded as a general and administrative expense in the fourth quarter of 2009 when all remaining plan obligations were settled.  All assets remaining in the plan after the settlement was completed were transferred to the Company’s 401(k) plan.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of year end (in thousands):

	2009	2008
Actuarial Present Value of Benefit Obligation:
Accumulated Benefit Obligation	$--	$3,630
Projected Benefit Obligation	--	3,630

Change in Projected Benefit Obligation:
Projected benefit obligation, January 1	$3,630	$3,612
Service cost	--	--
Interest cost	218	222
Actuarial (gain)/loss	(100)	37
Benefits paid	(3,748)	(241)
Projected benefit obligation, December 31	$--	$3,630

Change in Plan Assets:
Fair value of plan assets, January 1	$4,096	$4,185
Actual return on plan assets	24	152
Employer contributions	--	--
Benefits paid	(3,748)	(241)
Expenses	(109)	--
Excess assets withdrawn after plan termination	(263)	--
Fair value of plan assets, December 31	$--	$4,096

Funded Status of Plan at Year End	$--	$466

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The following table summarizes amounts recognized in accumulated other comprehensive loss (in thousands):

	December 31,
	2009	2008
Unrecognized net actuarial loss	$--	$820
Unrecognized prior service cost	--	--
Net unrecognized net actuarial loss	$--	$820
Tax benefit recognized	--	(287)
Net amount	$--	$533

The funded status of the Company’s pension plan was recognized as other assets in the consolidated balance sheet in the amount of $466,000 at December 31, 2008.

The components of net periodic pension cost for 2009, 2008 and 2007 were as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Components of Net Periodic Pension Cost:
Service cost	$--	$--	$259
Interest cost	218	222	243
Expected return on assets	(215)	(220)	(370)
Prior service cost amortization	--	--	(28)
Actuarial loss	31	33	46
Curtailment gain	--	--	(361)
Settlement loss	989	--	671
Net periodic pension expense	$1,023	$35	$460

Actuarial assumptions used to determine benefit obligations at December 31 were as follows:
	2009	2008
Discount rate	N/A	6.00%
Rate of compensation increase	N/A	N/A

Actuarial assumptions used to determine net periodic pension cost were as follows:
	Year ended December 31,
	2009	2008	2007
Discount rate	6.00%	6.00%	6.00%
Expected long-term return on assets	5.25%	5.25%	8.00%
Rate of compensation increase	N/A	N/A	5.00%

The Company’s expected long-term rate of return assumption was based upon the plan’s actual long-term investment results as well as the long-term outlook for investment returns in the marketplace at the time the assumption was made.

The Company’s pension plan assets at December 31, 2008 were invested in a money market account so that the settlement of the termination obligations could be completed after needed regulatory approvals were received. The Company finalized the plan termination in the fourth quarter of 2009 by making benefit distributions to participants totaling $3.7 million.  After all plan obligations were settled, the remaining plan assets of $263,000 were transferred to the Company’s 401(k) plan to be used for contributions and plan expenses.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The Company sponsors a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. The Company makes a matching contribution to the plan. The Company’s contributions under this plan were $499,000, $498,000 and $246,000 in 2009, 2008 and 2007, respectively.  The increase in contributions in 2008 and 2009 is attributable to an increase in the matching contribution levels for this plan effective on January 1, 2008 when the defined benefit pension plan accruals ceased due to the termination of that plan.

(12)    Commitments and Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. The Company accrues the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrues for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. As of December 31, 2009, the Company had no ongoing litigation or arbitration for such matters.

The Company had a dispute which was favorably settled in the third quarter of 2007. The Company recorded a one-time benefit of $1.4 million, net of expenses, in operating expenses at that time.  This settlement was amended in December 2008.  The amended settlement agreement provides that the Company may receive additional annual payments through 2024. The Company has not recorded $7.5 million in potential future payments under this settlement as of December 31, 2009 due to the uncertainty of collection.

The Company has arrangements with three of its executive officers (the “Executives”) pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to the Executives.  Termination under such circumstances at December 31, 2009 could have resulted in payments aggregating $3.2 million.

(13)     Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2009. On January 4, 2010, the Board of Directors of the Company declared a special dividend of $6.00 per share on the Company’s outstanding shares of common stock. This dividend which totaled $12.1 million was paid on January 29, 2010. The Company did not have any other material recognizable subsequent events.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

 (14)        Quarterly Financial Data (Unaudited):

Quarter Ended	Operating Revenue	Operating Income	Net Income	Income Per Basic Share	Income Per Diluted Share
(In thousands, except per share amounts)
03/31/09	$25,047	$6,109	$4,134	$2.09	$2.06
06/30/09	26,001	7,037	4,657	2.35	2.30
09/30/09	25,192	6,566	4,460	2.25	2.20
12/31/09	24,403	5,293	3,592	1.81	1.78

03/31/08	$24,602	$5,454	$3,656	$1.88	$1.83
06/30/08	24,242	6,131	4,135	2.10	2.06
09/30/08	23,461	5,780	3,992	2.03	1.99
12/31/08	23,590	5,609	3,884	1.97	1.94

The quarter ended December 31, 2009 included a pension charge which reduced operating income by $989,000 and net income by $643,000 or $0.32 per basic and diluted share.

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, are effective. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of its audit, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Atrion Corporation

We have audited Atrion Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Atrion Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Atrion Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Atrion Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 12, 2010, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 12, 2010

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2009 that was not reported.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be held in connection with our 2010 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be held in connection with our 2010 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2010 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2010 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2010 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2010 annual meeting of stockholders.

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
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders Equity and Comprehensive Income

2. Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts

	Allowance for Doubtful Receivables
	December 31,
	2009	2008	2007
	(in thousands)

Beginning balance	$31	$32	$149
Additions charged to expense	67	11	(30)
Deductions from reserve	(37)	(12)	(87)
Ending balance	$61	$31	$32

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

3.           Exhibits.  Reference as made to Item 15(b) of this report on Form 10-K.

(b)	Exhibits

Exhibit
Numbers                                                           Description

2a	Asset Purchase Agreement, dated March 19, 1997, between Atrion Corporation and Midcoast Energy Resources, Inc. (1)
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(2)
3b	Bylaws of Atrion Corporation, as last amended on December 3, 2007 (3)
10a*	Atrion Corporation 1997 Stock Incentive Plan (4)
10b*	Form of Award Agreement for Incentive Stock Option (5)
10c*	Form of Award Agreement for Nonqualified Stock Option for Key Employee (6)
10d*	Form of Award Agreement for Nonqualified Stock Option for Director (7)
10e*	Severance Plan for Chief Financial Officer (8)
10f*	Chief Executive Officer Amended and Restated Employment Agreement (9)

10g*	Form of Award Agreement for Incentive Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (10)
10h*	Form of Award Agreement for Non-Qualified Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (11)
10i*	Form of Award Agreement for Restricted Stock under the Atrion Corporation 2006 Equity Incentive Plan (12)
10j*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (17)
10k*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (13)
10l*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (18)
10m*	Form of Stock Purchase Election Form – Non-Employee Director Stock Purchase Plan (14)
10n*	Incentive Compensation Plan for Chief Financial Officer for Calendar Years Beginning 2007 (15)
10o*	Halkey-Roberts Corporation Incentive Compensation Plan (16)
10p*	Change in Control Agreement for President and Chief Operating Officer (19)
10q*	Atrion Corporation 2006 Equity Incentive Plan (as last amended on October 29, 2009) (20)
13.1	Stock Performance Graph (20)
21	Subsidiaries of Atrion Corporation as of December 31, 2009 (20)
23	Consent of Grant Thornton LLP (20)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (20)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (20)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (20)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (20)

Notes
(1)	Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company dated April 23, 1997.
(2)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company dated January 10, 1997.
(3)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed December 6, 2007
(4)	Incorporated by reference to Exhibit 4.4(b) to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(5)	Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(6)	Incorporated by reference to Exhibit 4.6 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(7)	Incorporated by reference to Exhibit 4.7 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(8)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation dated May 12, 2000.
(9)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation dated November 6, 2006.
(10)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation dated August 8, 2006.
(11)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation dated August 8, 2006.
(12)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation dated August 8, 2006.

(13)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(14)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).
(15)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation dated August 7, 2007.
(16)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation dated August 7, 2007.
(17)	Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation dated March 13, 2009.
(18)	Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation dated March 13, 2009.
(19)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation dated May 8, 2009.
(20)	Filed herewith.

* Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atrion Corporation

By: /s/ Emile A. Battat
Emile A. Battat
Chairman and Chief
Executive Officer

Dated: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Emile A. Battat	Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2010
Emile A. Battat

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and Secretary-Treasurer (Principal Financial	March 12, 2010
Jeffery Strickland	and Accounting Officer)

/s/ Hugh J. Morgan, Jr.	Director	March 12, 2010
Hugh J. Morgan, Jr.

/s/ Roger F. Stebbing	Director	March 12, 2010
Roger F. Stebbing

/s/ John P. Stupp, Jr.	Director	March 12, 2010
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	March 12, 2010
Ronald N. Spaulding