Form 10-Q
period 2010-03-31
ATRION CORP
filed 2010-05-05
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2010
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas 75002
(Address of Principal Executive Offices) (Zip Code)

(972) 390-9800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes☐  No

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer.” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer   ☐       Accelerated filer   ☒          Non-accelerated filer   ☐        Smaller reporting company   ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 29, 2010
Common stock, Par Value $0.10 per share	2,021,452

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amounts)
Revenues	$26,902	$25,047
Cost of goods sold	14,877	13,958
Gross profit	12,025	11,089
Operating expenses:
Selling	1,418	1,493
General and administrative	2,954	2,717
Research and development	615	770
	4,987	4,980
Operating income	7,038	6,109

Interest income	161	102
Income before provision for income taxes	7,199	6,211
Provision for income taxes	(2,502)	(2,077)

Net income	$4,697	$4,134

Income per basic share	$2.33	$2.09
Weighted average basic shares outstanding	2,018	1,974

Income per diluted share	$2.31	$2.06
Weighted average diluted shares outstanding	2,030	2,003

Dividends per common share	$6.36	$0.30

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
Assets	March 31, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$16,709	$20,694
Short-term investments	1,224	4,230
Accounts receivable	12,889	11,026
Inventories	18,149	18,675
Prepaid expenses	743	981
Deferred income taxes	596	596
	50,310	56,202

Long-term investments	11,418	11,477

Property, plant and equipment	100,590	99,862
Less accumulated depreciation and amortization	48,528	46,721
	52,062	53,141

Other assets and deferred charges:
Patents	1,452	1,520
Goodwill	9,730	9,730
Other	730	679
	11,912	11,929

	$125,702	$132,749

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,072	$6,125
Accrued income and other taxes	1,697	557
	6,769	6,682

Line of credit	--	--

Other non-current liabilities	9,301	9,336

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized
10,000 shares, issued 3,420 shares	342	342
Paid-in capital	23,122	20,356
Retained earnings	123,539	131,769
Treasury shares,1,399 at March 31, 2010 and 1,440
at December 31, 2009, at cost	(37,371)	(35,736)
Total stockholders’ equity	109,632	116,731

	$125,702	$132,749

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:	(in thousands)
Net income	$4,697	$4,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,938	1,597
Deferred income taxes	(39)	153
Stock-based compensation	168	165
	6,764	6,049

Changes in operating assets and liabilities:
Accounts receivable	(1,863)	(2,374)
Inventories	526	710
Prepaid expenses	238	75
Other non-current assets	(50)	10
Accounts payable and accrued liabilities	(1,053)	238
Accrued income and other taxes	1,140	1,222
Other non-current liabilities	4	24
	5,706	5,954

Cash flows from investing activities:
Property, plant and equipment additions	(791)	(1,175)
Proceeds from maturities of investments	3,000	--
Net change in accrued interest on investments	65	35
	2,274	(1,140)

Cash flows from financing activities:
Exercise of stock options	343	445
Shares tendered for employees’ taxes on stock-based compensation	(501)	(70)
Tax benefit related to stock options	1,049	80
Dividends paid	(12,856)	(594)
	(11,965)	(139)

Net change in cash and cash equivalents	(3,985)	4,675
Cash and cash equivalents at beginning of period	20,694	12,056
Cash and cash equivalents at end of period	$16,709	$16,731

Cash paid for:
Income taxes	$89	$498

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 ("2009 Form 10-K").  References herein to "Atrion," the "Company," "we," "our," and "us" refer to Atrion Corporation and its subsidiaries.

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$8,053	$8,541
Work in process	4,555	4,078
Finished goods	5,541	6,056
Total inventories	$18,149	$18,675

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three months ended March 31,
	2010	2009
	(in thousands, except per share amounts)
Net income	$4,697	$4,134

Weighted average basic shares outstanding	2,018	1,974
Add: Effect of dilutive securities	12	29
Weighted average diluted shares outstanding	2,030	2,003

Earnings per share:
Basic	$2.33	$2.09
Diluted	$2.31	$2.06

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options, unvested restricted stock, restricted stock units and deferred stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 16,029 and 4 shares of common stock for the quarters ended March 31, 2009 and 2010, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Special Dividend
On January 4, 2010, we declared a special cash dividend of $6.00 per share on our common stock, payable on January 29, 2010 to stockholders of record at the close of business on January 19, 2010. The total payment for this special dividend was approximately $12.1 million.

(5)           Investments
As of March 31, 2010, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of March 31, 2010 ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$1,224	$4	$—	$1,228

Long-term Investments
Corporate bonds	$11,418	$236	$—	$11,654

At March 31, 2010, the length of time until maturity of these securities ranged from five to twenty-four months.

(6)           Income Taxes

The effective tax rate for the first quarter of 2010 was 34.8 percent, compared with 33.4 percent for the first quarter of 2009. The increase in the effective tax rate for the 2010 period is primarily a result of the absence of tax incentives for R&D expenditures in 2010 and an increase in state income taxes in the 2010 period. Legislation to extend the tax incentives for R&D expenditures for 2010 is currently under consideration by the United States Congress.

(7)           Recent Accounting Pronouncements

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

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. Our other medical and non-medical products include instrumentation and disposables used in dialysis, contract manufacturing and valves and inflation devices used in marine and aviation safety products.

Our products are used in a wide variety of applications by numerous customers. We encounter competition in all of our markets and compete primarily on the basis of product quality, price, engineering, customer service and delivery time.

Our strategy is to provide a broad selection of products in the areas of our expertise. Research and development, or R&D, efforts are focused on improving current products and developing highly-engineered products that meet customer needs and have the potential for broad market applications and significant sales. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce indebtedness, to fund capital expenditures, to repurchase stock and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

•	Focusing on customer needs;
•	Expanding existing product lines and developing new products;
•	Maintaining a culture of controlling cost; and
•	Preserving and fostering a collaborative, entrepreneurial management structure.

For the three months ended March 31, 2010, we reported revenues of $26.9 million, operating income of $7.0 million and net income of $4.7 million, up 7 percent, 15 percent and 14 percent, respectively, from the three months ended March 31, 2009.

Results for the three months ended March 31, 2010

Consolidated net income totaled $4.7 million, or $2.33 per basic and $2.31 per diluted share, in the first quarter of 2010. This is compared with consolidated net income of $4.1 million, or $2.09 per basic and $2.06 per diluted share, in the first quarter of 2009. The income per basic share computations are based on weighted average basic shares outstanding of 2,018,458 in the 2010 period and 1,973,888 in the 2009 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,030,268 in the 2010 period and 2,002,885 in the 2009 period.

Consolidated revenues of $26.9 million for the first quarter of 2010 were 7 percent higher than revenues of $25.0 million for the first quarter of 2009. This increase was generally attributable to higher sales volumes and increased prices.

Revenues by product line were as follows (in thousands):

	Three Months ended March 31,
	2010	2009

Fluid Delivery	$9,556	$8,656
Cardiovascular	8,201	7,211
Ophthalmology	4,463	4,935
Other	4,682	4,245
Total	$26,902	$25,047

Cost of goods sold of $14.9 million for the first quarter of 2010 was $919,000 higher than in the comparable 2009 period. The primary contributor to this increase was higher sales volume. Our cost of goods sold in the first quarter of 2010 was 55.3 percent of revenues compared with 55.7 percent of revenues in the first quarter of 2009.

Gross profit of $12.0 million in the first quarter of 2010 was $936,000, or 8 percent, higher than in the comparable 2009 period. Our gross profit percentage in the first quarter of 2010 was 44.7 percent of revenues compared with 44.3 percent of revenues in the first quarter of 2009. The increase in gross profit percentage in the 2010 period compared to the 2009 period was primarily related to improved product mix and cost improvement initiatives.

Our first quarter 2010 operating expenses of $5.0 million were $7,000 higher than the operating expenses for the first quarter of 2009. This increase was comprised of a $237,000 increase in General and Administrative, or G&A, expenses partially offset by a $75,000 decrease in Selling expenses and a $155,000 decrease in R&D expenses. The increase in G&A expenses for the first quarter of 2010 was principally attributable to increased compensation, increased outside services and increased taxes. The decrease in R&D costs was primarily related to reduced outside services and compensation. The decrease in Selling expenses for the first quarter of 2010 was primarily related to decreased compensation.

Operating income in the first quarter of 2010 increased $929,000 to $7.0 million, a 15 percent increase over operating income in the quarter ended March 31, 2009. Operating income was 26 percent of revenues in the first quarter of 2010 compared to 24 percent of revenues in the first quarter of 2009. The major contributor to the operating income improvement in the first quarter of 2010 was the previously mentioned increase in gross profit partially offset by the slight increase in operating expenses.

Income tax expense for the first quarter of 2010 was $2.5 million compared to income tax expense of $2.1 million for the same period in the prior year. The effective tax rate for the first quarter of 2010 was 34.8 percent, compared with 33.4 percent for the first quarter of 2009. The increase in the effective tax rate for the 2010 period is primarily a result of the absence of tax incentives for R&D expenditures in 2010 and an increase in state income taxes in the 2010 period. We expect the effective tax rate for the remainder of 2010 to be within a range of 34.0 to 35.0 percent.

Liquidity and Capital Resources

We have a $25.0 million revolving credit facility with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. We had no outstanding borrowings under our credit facility at March 31, 2010 or at December 31, 2009. The credit facility, which expires November 12, 2012, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At March 31, 2010, we were in compliance with all financial covenants and had $25.0 million available for borrowing under the credit facility. We believe that the bank providing the credit facility is highly-rated and that the entire $25.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At March 31, 2010, we had $29.4 million in cash and cash equivalents and short-term and long-term investments, a decrease of $7.0 million from December 31, 2009. The principal contributor to this decrease was a $12.1 million special cash dividend paid on January 29, 2010 partially offset by cash of $5.7 million generated during the quarter ended March 31, 2010 by operating activities.

As of March 31, 2010, we had working capital of $43.5 million, including $16.7 million in cash and cash equivalents. The $6.0 million decrease in working capital during the first three months of 2010 was primarily related to decreases in cash and short-term investments partially offset by an increase in accounts receivable. The decrease in cash and short-term investments was primarily related to the funding of the $12.1 million special cash dividend paid during the first quarter of 2010. The increase in accounts receivable was primarily related to the increase in revenues for the first quarter of 2010 as compared with the fourth quarter of 2009.

Cash flows from operating activities generated $5.7 million for the three months ended March 31, 2010 as compared to $6.0 million for the three months ended March 31, 2009. The decrease in the 2010 period was primarily attributable to less favorable cash requirements for working capital related to accounts payable and accrued liabilities partially offset by increased operational results as compared to the 2009 period. During the first three months of 2010, we expended $791,000 for the addition of property and equipment. Maturities of investments generated $3.0 million during the first three months of 2010. Stock option activities in the first three months of 2010 generated $891,000 of cash, and we paid dividends of $12.9 million during that period. Included in the $12.9 million paid for dividends was $12.1 million related to a special cash dividend paid in January 2010.

We believe that our $17.9 million in cash, cash equivalents and short-term investments, $11.4 million in long-term investments, cash flows from operations and available borrowings of up to $25.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary and our capital resources should not be materially impacted by the current economic crisis. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2010.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our expectations regarding the effective tax rate for the remainder of 2010, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, the impact that the inability of the bank providing the credit facility to provide funds thereunder would have on our ability to fund operations, our access to equity and debt financing, the impact of the current economic crisis on our capital resources and the increase in cash, cash equivalents, and investments in the remainder of 2010. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2010, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2009 Form 10-K.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1.      Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.   Risk Factors

There were no material changes to the risk factors disclosed in our 2009 Form 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended March 31, 2010.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2010 through 1/31/2010	3,150	(2)	$158.99	--	68,100
2/1/2010 through 2/28/2010	--		--	--	68,100
3/1/2010 through 3/31/2010	--		--	--	68,100
Total	3,150		$158.99	--	68,100

(1)
We have a program that was announced in April 2000 to purchase in open market or privately negotiated transactions up to 200,000 shares. The program has no expiration date but may be terminated at any time by the Board of Directors.

(2)
Consists of shares delivered to us in payment of income taxes related to the exercise of stock options by a participant in a Company equity incentive plan. Our equity incentive plans permit a participant under certain circumstances to deliver shares of Company stock in payment of incometaxes due to be paid on equity awards.

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

Atrion Corporation
(Registrant)

Date: May 5, 2010	By:	/s/ Emile A. Battat
Emile A. Battat
Chairman and
Chief Executive Officer

Date: May 5, 2010	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer