Form 10-Q
period 2010-06-30
ATRION CORP
filed 2010-08-04
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2010
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☐        Accelerated filer  ☒           Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 13, 2010
Common stock, Par Value $0.10 per share	2,021,652

ATRION CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	Financial Information	2

Item 1.	Financial Statements

Consolidated Statements of Income (Unaudited)
For the Three and Six months Ended
June 30, 2010 and 2009	3

Consolidated Balance Sheets (Unaudited)
June 30, 2010 and December 31, 2009	4

Consolidated Statements of Cash Flows (Unaudited)
For the Six months Ended
June 30, 2010 and 2009	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	Other Information	14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 6.	Exhibits	14

SIGNATURES	16

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$27,881	$26,001	$54,782	$51,048
Cost of goods sold	14,851	13,970	29,727	27,929
Gross profit	13,030	12,031	25,055	23,119
Operating expenses:
Selling	1,346	1,516	2,764	3,009
General and administrative	2,829	2,718	5,783	5,434
Research and development	675	760	1,290	1,531
	4,850	4,994	9,837	9,974
Operating income	8,180	7,037	15,218	13,145

Interest income	213	127	374	229
Other income	--	--	1	1
	213	127	375	230

Income before provision for income taxes	8,393	7,164	15,593	13,375
Provision for income taxes	(2,962)	(2,507)	(5,464)	(4,584)

Net Income	$5,431	$4,657	$10,129	$8,791

Income per basic share	$2.69	$2.35	$5.01	$4.45
Weighted average basic shares outstanding	2,022	1,980	2,020	1,977

Income per diluted share	$2.67	$2.30	$4.98	$4.37
Weighted average diluted shares outstanding	2,033	2,021	2,032	2,012

Dividends per common share	$0.36	$0.30	$6.72	$0.60

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	June 30, 2010	December 31, 2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$4,786	$20,694
Short-term investments	3,844	4,230
Accounts receivable	11,804	11,026
Inventories	18,168	18,675
Prepaid expenses	1,416	981
Deferred income taxes	596	596
	40,614	56,202

Long-term investments	28,365	11,477

Property, plant and equipment	101,488	99,862
Less accumulated depreciation and amortization	50,290	46,721
	51,198	53,141

Other assets and deferred charges:
Patents	1,385	1,520
Goodwill	9,730	9,730
Other	839	679
	11,954	11,929

	$132,131	$132,749

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,369	$6,125
Accrued income and other taxes	2,112	557
	8,481	6,682

Line of credit	--	--

Other non-current liabilities	9,149	9,336

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	23,286	20,356
Retained earnings	128,244	131,769
Treasury shares,1,398 at June 30, 2010 and 1,440 at December 31, 2009, at cost	(37,371)	(35,736)
Total stockholders’ equity	114,501	116,731

	$132,131	$132,749

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$10,129	$8,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,884	3,221
Deferred income taxes	(197)	469
Stock-based compensation	323	331
	14,139	12,812

Changes in operating assets and liabilities:
Accounts receivable	(778)	(935)
Inventories	507	1,383
Prepaid expenses	(435)	(650)
Other non-current assets	(159)	72
Accounts payable and accrued liabilities	244	669
Accrued income and other taxes	1,555	(41)
Other non-current liabilities	10	49
	15,083	13,359

Cash flows from investing activities:
Property, plant and equipment additions	(1,806)	(3,215)
Purchase of investments	(19,373)	(7,417)
Proceeds from maturities of investments	3,000	--
Net change in accrued interest on investments	(130)	(101)
	(18,309)	(10,733)

Cash flows from financing activities:
Exercise of stock options	343	445
Shares tendered for employees’ taxes on stock-based compensation	(501)	(70)
Tax benefit related to stock options	1,060	73
Dividends paid	(13,584)	(1,188)
	(12,682)	(740)

Net change in cash and cash equivalents	(15,908)	1,886
Cash and cash equivalents at beginning of period	20,694	12,056
Cash and cash equivalents at end of period	$4,786	$13,942

Cash paid for:
Income taxes	$3,027	$4,104

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

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$8,266	$8,541
Work in process	4,640	4,078
Finished goods	5,262	6,056
Total inventories	$18,168	$18,675

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three months ended June, 30		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Net income	$5,431	$4,657	$10,129	$8,791

Weighted average basic shares outstanding	2,022	1,980	2,020	1,977
Add: Effect of dilutive securities	11	41	12	35
Weighted average diluted shares outstanding	2,033	2,021	2,032	2,012

Earnings per share:
Basic	$2.69	$2.35	$5.01	$4.45
Diluted	$2.67	$2.30	$4.98	$4.37

Incremental shares from stock options, unvested restricted stock, restricted stock units and deferred stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 16,111 and 35 shares of common stock for the three and six month periods ended June 30, 2009 and 2010, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments
As of June 30, 2010, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of June 30, 2010 ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments
Corporate bonds	$3,844	$37	$—	$3,881

Long-term Investments
Corporate bonds	$28,365	$233	$228	$28,370

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 30, 2010, the length of time until maturity of these securities ranged from one to twenty-six months.

(5)           Income Taxes

The effective tax rate for the second quarter of 2010 was 35.3 percent, compared with 35.0 percent for the second quarter of 2009. The effective tax rate for the six months ended June 30, 2010 was 35.0 percent, compared with 34.3 percent for the six months ended June 30, 2009.The increase in the effective tax rate for the 2010 periods is primarily a result of the absence of tax incentives for research and development, or R&D expenditures in 2010 and an increase in state income taxes in the 2010 periods. Legislation to extend the tax incentives for R&D expenditures for 2010 is currently under consideration by the United States Congress.

(6)           Recent Accounting Pronouncements

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

Our strategy is to provide a broad selection of products in the areas of our expertise. Research and development, or R&D, efforts are focused on improving current products and developing highly-engineered products that meet customer needs and have the potential for significant sales. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce indebtedness, to fund capital expenditures, to repurchase stock and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

•  Focusing on customer needs;
•  Expanding existing product lines and developing new products;
•  Maintaining a culture of controlling cost; and
·      Preserving and fostering a collaborative, entrepreneurial management structure.

For the three months ended June 30, 2010, we reported revenues of $27.9 million, operating income of $8.2 million and net income of $5.4 million, up 7 percent, 16 percent and 17 percent, respectively, from the three months ended June 30, 2009. For the six months ended June 30, 2010, we reported revenues of $54.8 million, operating income of $15.2 million and net income of $10.1 million, up 7 percent, 16 percent and 15 percent, respectively, from the six months ended June 30, 2009.

Results for the three months ended June 30, 2010

Consolidated net income totaled $5.4 million, or $2.69 per basic and $2.67 per diluted share, in the second quarter of 2010. This is compared with consolidated net income of $4.7 million, or $2.35 per basic and $2.30 per diluted share, in the second quarter of 2009. The income per basic share computations are based on weighted average basic shares outstanding of 2,021,755 in the 2010 period and 1,979,797 in the 2009 period.

The income per diluted share computations are based on weighted average diluted shares outstanding of 2,032,961 in the 2010 period and 2,021,473 in the 2009 period.
Consolidated revenues of $27.9 million for the second quarter of 2010 were 7 percent higher than revenues of $26.0 million for the second quarter of 2009. This increase was generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended June 30,
	2010	2009

Fluid Delivery	$10,728	$9,493
Cardiovascular	7,836	7,279
Ophthalmology	4,507	5,596
Other	4,810	3,633
Total	$27,881	$26,001

Cost of goods sold of $14.9 million for the second quarter of 2010 was $881,000 higher than in the comparable 2009 period. The primary contributor to this increase was higher sales volume. Our cost of goods sold in the second quarter of 2010 was 53.3 percent of revenues compared with 53.7 percent of revenues in the second quarter of 2009.

Gross profit of $13.0 million in the second quarter of 2010 was $999,000, or 8 percent, higher than in the comparable 2009 period. Our gross profit percentage in the second quarter of 2010 was 46.7 percent of revenues compared with 46.3 percent of revenues in the second quarter of 2009. The increase in gross profit percentage in the 2010 period compared to the 2009 period was primarily related to improved product mix and cost improvement initiatives.

Our second quarter 2010 operating expenses of $4.9 million were $144,000 lower than the operating expenses for the second quarter of 2009. This decrease was comprised of a $170,000 decrease in Selling expenses and a $85,000 decrease in R&D expenses partially offset by a $111,000 increase in General and Administrative, or G&A, expenses. The decrease in R&D costs was primarily related to reduced outside services and compensation partially offset by prototype and development supplies. The decrease in Selling expenses for the second quarter of 2010 was primarily related to decreased compensation and travel costs partially offset by increased advertising and promotion expense. The increase in G&A expenses for the second quarter of 2010 was principally attributable to increased compensation, increased outside services and travel.

Operating income in the second quarter of 2010 increased $1.1 million to $8.2 million, a 16 percent increase over operating income in the quarter ended June 30, 2009. Operating income was 29 percent of revenues in the second quarter of 2010 compared to 27 percent of revenues in the second quarter of 2009. The major contributor to the operating income improvement in the second quarter of 2010 was the previously mentioned increase in gross profit.

Interest income in the second quarter of 2010 increased to $213,000 as compared to $127,000 in the same period in the prior year as a result of increased levels of investments. Income tax expense for the second quarter of 2010 was $3.0 million compared to income tax expense of $2.5 million for the same period in the prior year. The effective tax rate for the second quarter of 2010 was 35.3 percent, compared with 35.0 percent for the second quarter of 2009. The increase in the effective tax rate for the 2010 period is primarily a result of the absence of tax incentives for R&D expenditures in 2010 and an increase in state income taxes in the 2010 period. We expect the effective tax rate for the remainder of 2010 to be within a range of 35.0 to 36.0 percent.

Results for the six months ended June 30, 2010

Consolidated net income totaled $10.1 million, or $5.01 per basic and $4.98 per diluted share, in the first six months of 2010. This is compared with consolidated net income of $8.8 million, or $4.45 per basic and $4.37 per diluted share, in the first six months of 2009. The income per basic share computations are based on weighted average basic shares outstanding of 2,020,116 in the 2010 period and 1,976,860 in the 2009 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,031,614 in the 2010 period and 2,012,179 in the 2009 period.

Consolidated revenues of $54.8 million for the first six months of 2010 were 7 percent higher than revenues of $51.0 million for the first six months of 2009. This increase was generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Six Months ended June 30,
	2010	2009

Fluid Delivery	$20,283	$18,149
Cardiovascular	16,037	14,491
Ophthalmology	8,971	10,530
Other	9,491	7,878
Total	$54,782	$51,048

Cost of goods sold of $29.7 million for the first six months of 2010 was $1.8 million higher than in the comparable 2009 period. The primary contributor to this increase was higher sales volume. Our cost of goods sold in the first six months of 2010 was 54.2 percent of revenues compared with 54.7 percent of revenues in the first six months of 2009.

Gross profit of $25.1 million in the first six months of 2010 was $1.9 million, or 8 percent, higher than in the comparable 2009 period. Our gross profit percentage in the first six months of 2010 was 45.7 percent of revenues compared with 45.3 percent of revenues in the first six months of 2009. The increase in gross profit percentage in the 2010 period compared to the 2009 period was primarily related to improved product mix and cost improvement initiatives.

Our operating expenses for the first six months of 2010 of $9.8 million were $137,000 lower than the operating expenses for the first six months of 2009. This decrease was comprised of a $245,000 decrease in Selling expenses and a $241,000 decrease in R&D expenses partially offset by a $349,000 increase in G&A, expenses. The decrease in R&D costs was primarily related to reduced outside services and compensation. The decrease in Selling expenses for the first six months of 2010 was primarily related to decreased compensation and decreased travel. The increase in G&A expenses for the first six months of 2010 was principally attributable to increased compensation, increased outside services and increased taxes.

Operating income in the first six months of 2010 increased $2.1 million to $15.2 million, a 16 percent increase over operating income in the six months ended June 30, 2009. Operating income was 28 percent of revenues in the first six months of 2010 compared to 26 percent of revenues in the first six months of 2009. The major contributor to the operating income improvement in the first six months of 2010 was the previously mentioned increase in gross profit.

Interest income for the six months ended June 30, 2010 increased $145,000 over the same period in 2009 primarily as a result of increased levels of investments. Income tax expense for the first six months of 2010 was $5.5 million compared to income tax expense of $4.6 million for the same period in the prior year. The effective tax rate for the first six months of 2010 was 35.0 percent, compared with 34.3 percent for the first six months of 2009. The increase in the effective tax rate for the 2010 period is primarily a result of the absence of tax incentives for R&D expenditures in 2010 and an increase in state income taxes in the 2010 period.

Liquidity and Capital Resources

We have a $25.0 million revolving credit facility with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. We had no outstanding borrowings under our credit facility at June 30, 2010 or at December 31, 2009. The credit facility, which expires November 12, 2012, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At June 30, 2010, we were in compliance with all financial covenants and had $25.0 million available for borrowing under the credit facility. We believe that the bank providing the credit facility is highly-rated and that the entire $25.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At June 30, 2010, we had $37.0 million in cash and cash equivalents and short-term and long-term investments, an increase of $594,000 from December 31, 2009. The principal contributor to this increase was cash of $15.1 million generated by operating activities during the six months ended June 30, 2010 partially offset by a $12.1 million special cash dividend paid on January 29, 2010.

As of June 30, 2010, we had working capital of $32.1 million, including $4.8 million in cash and cash equivalents. The $17.4 million decrease in working capital during the first six months of 2010 was primarily related to decreases in cash and short-term investments and an increase in income and other taxes partially offset by an increase in accounts receivable. The decrease in cash and short-term investments was primarily related to the funding of the $12.1 million special cash dividend paid during the first quarter of 2010 and the $16.9 million increase in long-term investments. The increase in accounts receivable was primarily related to the increase in revenues for the second quarter of 2010 as compared with the fourth quarter of 2009.

Cash flows from operating activities generated $15.1 million for the six months ended June 30, 2010 as compared to $13.3 million for the six months ended June 30, 2009. The increase in the 2010 period was primarily attributable to increased operational results as compared to the 2009 period. During the first six months of 2010, we expended $1.8 million for the addition of property and equipment. Maturities of investments generated $3.0 million during the first six months of 2010. We expended $19.4 million for the purchase of investments during this period. Stock option activities in the first six months of 2010 generated $902,000 of cash, and we paid dividends of $13.6 million during that period. Included in the $13.6 million paid for dividends was $12.1 million related to a special cash dividend paid in January 2010.

We believe that our $8.6 million in cash, cash equivalents and short-term investments, $28.4 million in long-term investments, cash flows from operations and available borrowings of up to $25.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary and our capital resources should not be materially impacted by the current economic climate. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2010.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our expectations regarding the effective tax rate for the remainder of 2010, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, the availability of funds under our credit facility, the impact that the inability of the bank providing the credit facility to provide funds thereunder would have on our ability to fund operations, our access to equity and debt financing, the impact of the current economic climate on our capital resources and the increase in cash, cash equivalents, and investments in the remainder of 2010. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended June 30, 2010, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2009 Form 10-K.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1.       Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.    Risk Factors

There were no material changes to the risk factors disclosed in our 2009 Form 10-K.

Item 6.       Exhibits

Exhibit
Number	Description

10.1	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (incorporated by reference from Schedule 14A filed April 7, 2010)

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation (Registrant)

Date: August 4, 2010	By:	/s/ Emile A. Battat
Emile A. Battat
Chairman and
Chief Executive Officer

Date: August 4, 2010	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer