Form 10-Q
period 2010-09-30
ATRION CORP
filed 2010-11-04
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2010
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 15, 2010
Common stock, Par Value $0.10 per share	2,011,657

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except for per share amounts)

Revenues	$27,156	$25,192	$81,939	$76,240
Cost of goods sold	14,180	13,973	43,908	41,902
Gross profit	12,976	11,219	38,031	34,338

Operating expenses:
Selling	1,312	1,357	4,076	4,367
General and administrative	2,901	2,635	8,684	8,069
Research and development	760	661	2,050	2,191
	4,973	4,653	14,810	14,627
Operating income	8,003	6,566	23,221	19,711

Interest income	315	162	689	391
Other income	2	--	2	1
	317	162	691	392

Income before provision for income taxes	8,320	6,728	23,912	20,103
Provision for income taxes	(2,920)	(2,268)	(8,384)	(6,852)

Net Income	$5,400	$4,460	$15,528	$13,251

Income per basic share	$2.68	$2.25	$7.69	$6.70

Weighted average basic shares outstanding	2,017	1,980	2,019	1,978

Income per diluted share	$2.66	$2.20	$7.65	$6.57

Weighted average diluted shares outstanding	2,029	2,028	2,031	2,017

Dividends per common share	$0.42	$0.36	$7.14	$0.96

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	September 30, 2010	December 31, 2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$9,851	$20,694
Short-term investments	6,672	4,230
Accounts receivable	13,007	11,026
Inventories	18,442	18,675
Prepaid expenses	1,215	981
Deferred income taxes	596	596
	49,783	56,202

Long-term investments	24,448	11,477

Property, plant and equipment	102,133	99,862
Less accumulated depreciation and amortization	51,753	46,721
	50,380	53,141

Other assets and deferred charges:
Patents	1,317	1,520
Goodwill	9,730	9,730
Other	790	679
	11,837	11,929

	$136,448	$132,749

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,932	$6,125
Accrued income and other taxes	1,387	557
	9,319	6,682

Line of credit	--	--

Other non-current liabilities	9,303	9,336

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	23,442	20,356
Retained earnings	132,793	131,769
Treasury shares,1,408 at September 30, 2010 and 1,440 at December 31, 2009, at cost	(38,751)	(35,736)
Total stockholders’ equity	117,826	116,731

	$136,448	$132,749

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$15,528	$13,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,457	5,126
Deferred income taxes	56	771
Stock-based compensation	464	500
	21,505	19,648

Changes in operating assets and liabilities:
Accounts receivable	(1,981)	(788)
Inventories	233	1,303
Prepaid expenses	(234)	(375)
Other non-current assets	(111)	186
Accounts payable and accrued liabilities	1,807	996
Accrued income and other taxes	830	(86)
Other non-current liabilities	(89)	(31)
	21,960	20,853

Cash flows from investing activities:
Property, plant and equipment additions	(2,492)	(5,430)
Purchase of investments	(19,212)	(15,550)
Proceeds from maturities of investments	4,000	4,000
Net change in accrued interest on investments	(201)	(155)
	(17,905)	(17,135)

Cash flows from financing activities:
Exercise of stock options	343	459
Shares tendered for employees’ taxes on stock-based compensation	(501)	(122)
Tax benefit related to stock options	1,096	102
Purchase of treasury stock	(1,407)	--
Dividends paid	(14,429)	(1,900)
	(14,898)	(1,461)

Net change in cash and cash equivalents	(10,843)	2,257
Cash and cash equivalents at beginning of period	20,694	12,056
Cash and cash equivalents at end of period	$9,851	$14,313

Cash paid for:
Income taxes	$6,735	$6,394

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

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):
	September 30,	December 31,
	2010	2009
Raw materials	$8,502	$8,541
Work in process	4,575	4,078
Finished goods	5,365	6,056
Total inventories	$18,442	$18,675

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three months ended September, 30		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Net income	$5,400	$4,460	$15,528	$13,251

Weighted average basic shares outstanding	2,017	1,980	2,019	1,978
Add: Effect of dilutive securities	12	48	12	39
Weighted average diluted shares outstanding	2,029	2,028	2,031	2,017

Earnings per share:
Basic	$2.68	$2.25	$7.69	$6.70
Diluted	$2.66	$2.20	$7.65	$6.57

Incremental shares from stock options, unvested restricted stock, restricted stock units and deferred stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 16 and 32 shares of common stock for the three and nine month periods ended September 30, 2009 and 2010, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments
As of September 30, 2010, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of September 30, 2010 ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments
Corporate bonds	$6,672	$158	$—	$6,830

Long-term Investments
Corporate bonds	$24,448	$753	$—	$25,201

At September 30, 2010, the length of time until maturity of these securities ranged from 4 to 23 months.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)           Income Taxes

The effective tax rate for the third quarter of 2010 was 35.1 percent, compared with 33.7 percent for the third quarter of 2009. The effective tax rate for the nine months ended September 30, 2010 was 35.1 percent, compared with 34.1 percent for the nine months ended September 30, 2009.The increase in the effective tax rate for the 2010 periods is primarily a result of the unavailability of tax incentives for research and development, or R&D, expenditures in 2010 and an increase in state income taxes in the 2010 periods. Legislation to extend the tax incentives for R&D expenditures for 2010 is currently under consideration by the United States Congress.

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

Our strategic objective is to further enhance our position in our served markets by:

●	Focusing on customer needs;
●	Expanding existing product lines and developing new products;
●	Maintaining a culture of controlling cost; and
●	Preserving and fostering a collaborative, entrepreneurial management structure.

For the three months ended September 30, 2010, we reported revenues of $27.2 million, operating income of $8.0 million and net income of $5.4 million, up 8 percent, 22 percent and 21 percent, respectively, from the three months ended September 30, 2009. For the nine months ended September 30, 2010, we reported revenues of $81.9 million, operating income of $23.2 million and net income of $15.5 million, up 7 percent, 18 percent and 17 percent, respectively, from the nine months ended September 30, 2009.

Results for the three months ended September 30, 2010

Consolidated net income totaled $5.4 million, or $2.68 per basic and $2.66 per diluted share, in the third quarter of 2010. This is compared with consolidated net income of $4.5 million, or $2.25 per basic and $2.20 per diluted share, in the third quarter of 2009. The income per basic share computations are based on weighted average basic shares outstanding of 2,017,000 in the 2010 period and 1,980,000 in the 2009 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,029,000 in the 2010 period and 2,028,000 in the 2009 period.

Consolidated revenues of $27.2 million for the third quarter of 2010 were 8 percent higher than revenues of $25.2 million for the third quarter of 2009. This increase was generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended September 30,
	2010	2009

Fluid Delivery	$9,981	$9,535
Cardiovascular	7,488	6,948
Ophthalmology	5,120	4,418
Other	4,567	4,291
Total	$27,156	$25,192

Cost of goods sold of $14.2 million for the third quarter of 2010 was $207,000 higher than in the comparable 2009 period. The primary contributor to this increase was higher sales volume. Our cost of goods sold in the third quarter of 2010 was 52.2 percent of revenues compared with 55.5 percent of revenues in the third quarter of 2009.

Gross profit of $13.0 million in the third quarter of 2010 was $1.8 million, or 16 percent, higher than in the comparable 2009 period. Our gross profit percentage in the third quarter of 2010 was 47.8 percent of revenues compared with 44.5 percent of revenues in the third quarter of 2009. The increase in gross profit percentage in the 2010 period compared to the 2009 period was primarily related to improved product mix and cost improvement initiatives.

Our third quarter 2010 operating expenses of $5.0 million were $320,000 higher than the operating expenses for the third quarter of 2009. This increase was comprised of a $99,000 increase in R&D expenses and a $266,000 increase in General and Administrative, or G&A, expenses partially offset by a $45,000 decrease in Selling expenses. The increase in R&D costs was primarily related to increased expenses for prototypes and development supplies partially offset by reduced compensation and outside services expenses. The increase in G&A expenses for the third quarter of 2010 was principally attributable to increased compensation. The decrease in Selling expenses for the third quarter of 2010 was primarily related to decreased compensation, advertising and promotion expenses partially offset by increased travel costs.

Operating income in the third quarter of 2010 increased $1.4 million to $8.0 million, a 22 percent increase over operating income in the quarter ended September 30, 2009. Operating income was 29 percent of revenues in the third quarter of 2010 compared to 26 percent of revenues in the third quarter of 2009. The major contributor to the operating income improvement in the third quarter of 2010 was the previously mentioned increase in gross profit.

Interest income in the third quarter of 2010 increased to $315,000 as compared to $162,000 in the same period in the prior year as a result of increased levels of investments. Income tax expense for the third quarter of 2010 was $2.9 million compared to income tax expense of $2.3 million for the same period in the prior year. The effective tax rate for the third quarter of 2010 was 35.1 percent, compared with 33.7 percent for the third quarter of 2009. The increase in the effective tax rate for the 2010 period is primarily a result of the unavailability of tax incentives for R&D expenditures in 2010 and an increase in state income taxes in the 2010 period. We expect the effective tax rate for the remainder of 2010 to be within a range of 35.0 to 36.0 percent, assuming no extension of tax incentives for R&D expenditures applicable to that period by the United States Congress.

Results for the nine months ended September 30, 2010

Consolidated net income totaled $15.5 million, or $7.69 per basic and $7.65 per diluted share, in the first nine months of 2010. This is compared with consolidated net income of $13.3 million, or $6.70 per basic and $6.57 per diluted share, in the first nine months of 2009. The income per basic share computations are based on weighted average basic shares outstanding of 2,019,000 in the 2010 period and 1,978,000 in the 2009 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,031,000 in the 2010 period and 2,017,000 in the 2009 period.

Consolidated revenues of $81.9 million for the first nine months of 2010 were 7 percent higher than revenues of $76.2 million for the first nine months of 2009. This increase was generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Nine Months ended September 30,
	2010	2009

Fluid Delivery	$30,264	$27,685
Cardiovascular	23,525	21,439
Ophthalmology	14,091	14,948
Other	14,059	12,168
Total	$81,939	$76,240

Cost of goods sold of $43.9 million for the first nine months of 2010 was $2.0 million higher than in the comparable 2009 period. The primary contributor to this increase was higher sales volume. Our cost of goods sold in the first nine months of 2010 was 53.6 percent of revenues compared with 55.0 percent of revenues in the first nine months of 2009.

Gross profit of $38.0 million in the first nine months of 2010 was $3.7 million, or 11 percent, higher than in the comparable 2009 period. Our gross profit percentage in the first nine months of 2010 was 46.4 percent of revenues compared with 45.0 percent of revenues in the first nine months of 2009. The increase in gross profit percentage in the 2010 period compared to the 2009 period was primarily related to improved product mix and cost improvement initiatives.

Our operating expenses for the first nine months of 2010 of $14.8 million were $183,000 higher than the operating expenses for the first nine months of 2009. This increase was comprised of a $615,000 increase in G&A expenses partially offset by a $291,000 decrease in Selling expenses and a $141,000 decrease in R&D expenses. The increase in G&A expenses for the first nine months of 2010 was principally attributable to increased compensation, increased outside services expenses and increased taxes. The decrease in Selling expenses for the first nine months of 2010 was primarily related to decreased compensation expense. The decrease in R&D costs was primarily related to reduced outside services and compensation expenses partially offset by increased expenses for prototypes and development supplies.

Operating income in the first nine months of 2010 increased $3.5 million to $23.2 million, an 18 percent increase over operating income in the nine months ended September 30, 2009. Operating income was 28 percent of revenues in the first nine months of 2010 compared to 26 percent of revenues in the first nine months of 2009. The major contributor to the operating income improvement in the first nine months of 2010 was the previously mentioned increase in gross profit.

Interest income for the nine months ended September 30, 2010 increased $298,000 over the same period in 2009 primarily as a result of increased levels of investments. Income tax expense for the first nine months of 2010 was $8.4 million compared to income tax expense of $6.9 million for the same period in the prior year. The effective tax rate for the first nine months of 2010 was 35.1 percent, compared with 34.1 percent for the first nine months of 2009. The increase in the effective tax rate for the 2010 period is primarily a result of the unavailability of tax incentives for R&D expenditures in 2010 and an increase in state income taxes in the 2010 period.

Liquidity and Capital Resources
We have a $25.0 million revolving credit facility with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. We had no outstanding borrowings under our credit facility at September 30, 2010 or at December 31, 2009. The credit facility, which expires November 12, 2012, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At September 30, 2010, we were in compliance with all financial covenants and had $25.0 million available for borrowing under the credit facility. We believe that the bank providing the credit facility is highly-rated and that the entire $25.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At September 30, 2010, we had $41.0 million in cash and cash equivalents, short-term and long-term investments, an increase of $4.6 million from December 31, 2009. The principal contributor to this increase was cash of $22.0 million generated by operating activities during the nine months ended September 30, 2010 partially offset by dividends of $14.4 million paid during that period. Included in the $14.4 million paid for dividends was $12.1 million in special cash dividends paid in January 2010.

As of September 30, 2010, we had working capital of $40.5 million, including $9.9 million in cash and cash equivalents. The $9.1 million decrease in working capital during the first nine months of 2010 was primarily related to a decrease in cash and an increase in accounts payable and accrued liabilities and income and other taxes partially offset by an increase in short-term investments and accounts receivable. The decrease in cash was primarily related to the funding of $14.4 million of dividends, including the $12.1 million special cash dividend paid during the first quarter of 2010, the $2.4 million increase in short-term investments and the $13.0 million increase in long-term investments partially offset by cash generated from operations. The increase in accounts receivable was primarily related to the increase in revenues for the third quarter of 2010 as compared with the fourth quarter of 2009.

Cash flows from operating activities generated $22.0 million for the nine months ended September 30, 2010 as compared to $20.9 million for the nine months ended September 30, 2009. The increase in the 2010 period was primarily attributable to increased operational results as compared to the 2009 period. During the first nine months of 2010, we expended $2.5 million for the addition of property and equipment. Maturities of investments generated $4.0 million during the first nine months of 2010. We expended $19.2 million for the purchase of investments during this period. We repurchased 9,995 shares of our common stock for approximately $1.4 million during the first nine months of 2010. Stock option activities in the first nine months of 2010 generated $938,000 of cash, and we paid dividends of $14.4 million during that period. Included in the $14.4 million paid for dividends was $12.1 million in special cash dividends paid in January 2010.

We believe that our $41.0 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $25.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary and our capital resources should not be materially impacted by the current economic climate. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2010.

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

For the quarter ended September 30, 2010, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2009 Form 10-K.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/2010 through 7/31/2010	1,631	$141.18	1,631	66,469
8/1/2010 through 8/31/2010	6,875	$140.26	6,875	59,594
9/1/2010 through 9/30/2010	1,489	$142.27	1,489	58,105
Total	9,995	$140.71	9,995	58,105

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

Atrion Corporation (Registrant)

Date: November 4, 2010	By:	/s/ Emile A. Battat
Emile A. Battat
Chairman and
Chief Executive Officer

Date: November 4, 2010	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer