Form 10-K
period 2010-12-31
ATRION CORP
filed 2011-03-11
CIK 701288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
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
Yes   ☐      No   ☒

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
 Yes  ☐          No  ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2010, was $206,789,575 based on the last reported sales price of the common stock on the NASDAQ Global Select Market on such date. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant

Number of shares of Common Stock outstanding at February 14, 2011: 2,015,929

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2011 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2010
________

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.         BUSINESS

General

Atrion Corporation (”we,” “our,” “us,” “Atrion,” or the “Company”) develops and manufactures products, primarily for medical applications. Our medical products range from fluid delivery devices to ophthalmic and cardiovascular products.

Our fluid delivery products accounted for 36 percent, 35 percent and 34 percent of net revenues for 2010, 2009 and 2008, respectively. These products include valves that promote infection control and the prevention of accidental needlesticks. We have developed a wide variety of luer syringe check valves and one-way valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, catheter and other applications. We also make tubing clamps in a variety of materials and colors that are compatible with various grades of tubing and sterilization processes, and produce specialized intravenous sets for use in numerous applications including anesthesia and oncology.

Our cardiovascular products accounted for 29 percent, 29 percent and 30 percent of our net revenues for 2010, 2009 and 2008, respectively. At the heart of our cardiovascular products is the MPS2® Myocardial Protection System, or MPS2, a proprietary technology that delivers essential fluids and medications to the heart during open-heart surgery. The MPS2 integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible management of this process, indicating improved patient outcomes. The MPS2 is the only device used in open-heart surgery that allows for the mixing of drugs into the bloodstream without diluting the blood. The MPS2 employs advanced pump, temperature control and microprocessor technologies and includes a line of disposable products. We also develop and manufacture other cardiovascular products that consist principally of the following: cardiac surgery vacuum relief valves; Retract-O-Tape® silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; and Clean-Cut® rotating aortic punch and PerfectCut® Aortotomy System, both of which are used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

Our ophthalmic products accounted for 18 percent, 19 percent and 16 percent of our net revenues for 2010, 2009 and 2008, respectively. We are a leading manufacturer of soft contact lens storage and disinfection cases. We produce a complete line of products which is compatible with all solutions for use with soft or rigid gas permeable lenses. We also work with customers to provide customized distribution of products. As a registered pharmaceutical reseller, we provide custom packaging, including component purchasing as well as labeling. Warehousing and inventory management are included in our complete kitting services. We also manufacture and sell the LacriCATH® product line, a line of balloon catheters that is used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora, or chronic tearing. People affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of nasolacrimal blockage. LacriCATH balloon catheters are the only balloon catheters with United States Food and Drug Administration, or FDA, approval for use in the treatment of nasolacrimal duct obstruction.

Our other medical and non-medical products accounted for 17 percent, 17 percent and 20 percent of our net revenues for 2010, 2009 and 2008, respectively. We are the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture inflation systems and valves for products such as life vests, life rafts, inflatable boats, survival equipment, and other inflatable structures. We are a global leader in this field. We also produce one-way and two-way pressure relief valves for use on electronics cases, munitions cases, pressure vessels, transportation container cases, escape slides, and many other medical and non-medical applications.  Our ACTester product line consists of instrumentation and associated disposables used to measure the activated clotting time of blood. We manufacture and sell a line of products designed for safe needle and scalpel blade containment. In addition, we own and maintain a 22-mile high-pressure steel pipeline in north Alabama that is leased to an industrial gas producer which transports gaseous oxygen to one of its customers. This pipeline is incidental to our overall operations.

Marketing and Major Customers

We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. We sell our products through a sales force of approximately 67 people as of December 31, 2010.  This sales force, which works with our sales managers, consists of direct sales personnel, independent sales representatives and distributors.  Our sales managers also work closely with major customers in designing and developing products to meet customer requirements.

Our revenues from sales to customers outside the United States totaled approximately 40 percent, 39 percent and 35 percent of our net revenues in 2010, 2009 and 2008, respectively. Our international sales are made to various manufacturers and through distributors in over 60 countries.  Revenues from sales to customers in Canada totaled approximately 16 percent, 15 percent and 13 percent of our net revenues in 2010, 2009 and 2008, respectively.

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

During 2010, Novartis International AG was our only customer accounting for more than 10 percent of our revenues, with various products sold to several divisions of Novartis accounting for approximately 14 percent of our net revenues.

Manufacturing

Our medical products and other components are produced at facilities in Florida, Alabama and Texas. The facilities in Alabama and Florida both utilize plastic injection molding and specialized assembly as their primary manufacturing processes. Our other manufacturing processes consist of the assembly of standard and custom component parts and the testing of completed products.

We are subject to the FDA’s Quality System Regulation which requires manufacturers of medical devices to adhere to certain design testing, quality control, documentation and other quality assurance procedures during the manufacturing process. We devote significant attention to quality assurance. Our quality assurance measures begin with the suppliers which participate in our supplier quality assurance program. These measures continue at the manufacturing level where many components are assembled in a clean room environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Most finished products are then shipped to outside processors for sterilization by radiation or ethylene oxide gas. After sterilization, the products are quarantined and tested before they are shipped to customers.

Skilled workers are required for the manufacturing of our products and we believe that additional workers with these skills are readily available in the areas where our plants are located.

Our medical device operations are ISO13485:2003 certified and are subject to FDA jurisdiction. Our non-medical device operations are ISO9001-2008 certified.

Research and Development

A well-targeted research and development program is an essential part of our activities, and we are currently engaged in a number of research and development projects. The objective of this program is to develop new products in our current product lines, improve current products and develop new product lines. The Company expects to continue additional research and development in 2011 in all these areas.

Our consolidated research and development expenditures for 2010, 2009 and 2008 were $2,669,000, $3,054,000, and $2,969,000, respectively.

Sources and Availability of Raw Materials

The principal raw materials that we use in our products are resins. Our ability to operate profitably is dependent, in large part, on the availability and pricing of these resins. The resins we use are derived from petroleum and natural gas, and the prices fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of the companies that produce these resins to meet market needs. Instability in the world markets for petroleum and natural gas could adversely affect the availability and pricing of these resins.

We contract with various suppliers to provide the component parts necessary to assemble our products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources that manufacture these components using our tooling. We believe that there are satisfactory alternative sources for single-sourced components, although a sudden disruption in supply from one or more of these suppliers could adversely affect our ability to deliver finished products on time. We own the molds used for production of a majority of our components. Consequently, in the event of supply disruption, we would be able to fabricate our own components or contract with another supplier, albeit after a possible delay in the production process.

Patents and License Agreements

Our commercial success is dependent, in part, on our ability to continue to develop patentable products, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. We currently have 392 active patents and patent applications pending on products that are either being sold or are in development. We pay royalties to outside parties for four patents. All of these patents and patents pending relate to products currently being sold by us or to products in evaluation stages.  Our patents expire at various times over the next 16 years.

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

We frequently design products for a customer or potential customer prior to entering into long-term development and manufacturing agreements with that customer. Because these products are somewhat limited in number and normally are only a component of the ultimate product sold by our customers, we are dependent on our ability to meet the quality requirements of those major healthcare companies and must continually be attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. Additionally, we are dependent on our customer’s success in the marketing of the ultimate product sold. We also compete in the market for inflation devices used in marine and aviation equipment.

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

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDCA. The FDA has recently been increasing its scrutiny of the medical device industry, and the government is expected to continue to scrutinize the industry closely.  A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, total or partial suspension of production, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. We and certain of our customers are subject to these inspections.

The FDA sets forth rules, which are available to the public, for the approval of medical devices. The process of obtaining FDA approval for new devices can take several months to several years depending on the type of application required for a particular device. Furthermore, the process of obtaining FDA approval can be expensive and uncertain. Even if granted, FDA approval may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly regulates the promotion of approved medical devices. Product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. We are also subject to regulation in certain foreign countries where we sell our products. Some of the regulations in these countries that are applicable to our products are similar to those of the FDA.

Certain aviation and marine safety products are also subject to regulation by the United States Coast Guard and the Federal Aviation Administration and similar organizations in foreign countries which regulate the safety of marine and aviation equipment.

Third-Party Reimbursement and Cost Containment

In the United States, healthcare providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products.

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

Medicare and Medicaid reimbursement for hospitals is generally based on a fixed amount for a patient based upon that patient’s specific diagnosis. Because of this fixed reimbursement method, hospitals may seek to reduce the costs they incur in treating Medicare and Medicaid patients. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for physicians who perform certain procedures has been and may in the future be reduced, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Third-party payors may challenge the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application.

In March 2010, comprehensive health care reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) was enacted. Among other provisions, this legislation imposes a 2.3 percent excise tax on U.S. sales of medical devices after December 31, 2012. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. Various healthcare reform proposals have also emerged at the state level.

We anticipate that Congress, state legislatures and the private sector will continue to review and assess healthcare reform, including alternative healthcare delivery and payment systems. We cannot predict what impact the adoption or modification of any federal or state healthcare reform measures, including the Affordable Care Act, and state healthcare reform, future private sector reform or market forces may have on our business.

Product Liability and Insurance

The design, manufacture and marketing of products of the types we produce entail an inherent risk of product liability claims. A problem with one of our products could result in product liability claims or a recall of, or safety alert or advisory notice relating to, the product. We have product liability insurance in amounts that we believe are adequate.

Advisory Board

Several physicians and other healthcare professionals serve as our clinical advisors. These clinical advisors have assisted in the identification of the market need for some of our products. Members of our management and scientific and technical staff from time to time consult with these clinical advisors to better understand the technical and clinical requirements of current and future products. We anticipate that these clinical advisors will continue to play a role in our development activities.

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

People

At January 31, 2011, we had 437 full-time employees. We are proud that many of our employees have tenures with us ranging from ten to thirty years.

Available Information

Our website address is www.atrioncorp.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission, or SEC. These filings are also available at www.sec.gov.

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
Our sales are generally made under open short-term purchase orders or purchase contracts.  Customers with purchase orders could reduce their volumes, or cease purchasing our products, with minimal notice.  Customers having purchase contracts may elect not to renew those contracts at expiration or the contracts may be renewed on terms less favorable to us.  The loss of, or material reduction in orders by, one or more of our larger customers or a significant number of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

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

●
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

We are subject to numerous governmental regulations relating to, among other things, our ability to sell our products, third-party reimbursement and Medicare and Medicaid fraud and abuse. If we do not comply with applicable governmental regulations, governmental authorities could do one or more of the following:
●     impose fines and penalties on us;
●      prevent us from manufacturing our products;
●      bring civil or criminal charges against us;
●     delay the introduction of our new products into the market;
●      recall or seize our products;
●      disrupt the manufacture or distribution of our products; or
●      withdraw or deny approvals for our products.

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

●	Our products are subject to product recalls even after receiving regulatory clearance or approval, and any such recalls would negatively affect our financial performance and could harm our reputation.
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

●	We may not receive regulatory approvals for new product candidates or for modifications of existing products or approvals may be delayed.
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

We are dependent, in part, upon the ability of healthcare providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which our products are used. Third-party payors may deny reimbursement if they determine that a prescribed product has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or adverse changes in government and private third-party payors’ policies toward reimbursement for procedures utilizing our products, could have a material adverse effect on the Company’s business, financial condition and results of operations. Major third-party payors for medical services in the United States and other countries continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to charges for services performed. Further implementation of legislative or administrative reforms to the United States or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our products or denies coverage for such procedures may result in hospitals or physicians substituting lower cost products or other therapies for our products which, in turn, would have an adverse effect on our business, financial condition and results of operations. Additionally, uncertainty about whether and how changes may be implemented could also have a negative impact on the demand for our products.

•
Healthcare policy changes, including recently enacted legislation reforming the United States healthcare system, may have a material adverse effect on our business, financial condition and results of operations.

The Affordable Care Act makes changes that may significantly impact the medical device industry.  One of the principal aims of the Affordable Care Act as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured.  The consequences of a significant coverage expansion on the sales of our products are unknown and speculative at this point.

We expect that the Affordable Care Act, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to develop or market our products successfully.  The taxes imposed by the new federal legislation and the expansion of the government's role in the United States healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

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

●	Severe weather, natural disasters, acts of war or terrorism or other external events could significantly impact our business.
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
Stock price volatility may make it more difficult for our stockholders to sell their common stock when they want and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
●	actual or anticipated variations in quarterly results of operations;
●	recommendations by securities analysts;
●	operating and stock price performance of other companies that investors deem comparable to the Company;
●	perceptions in the marketplace regarding the Company and our competitors;
●	new technology used, or services offered, by competitors;
●	trading by funds with high-turnover practices or strategies;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or our competitors;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	changes in government regulations; and
●	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

•	Our sales and operations are subject to the risks of doing business internationally.
We are increasing our presence in international markets, which subjects us to many risks, such as:
●	economic problems that disrupt foreign healthcare payment systems;
●	the imposition of governmental controls;
●	less favorable intellectual property or other applicable laws;
●	protectionist laws and business practices that favor local competitors;
●	the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;
●	changes in tax laws and tariffs; and
●	longer payment cycles.

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
  ●        shipping delays or interruptions;
  ●        customer credit holds;
  ●        timing and recognition of certain research and development milestones and license fees; and
  ●        ability to control our costs;

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
Our business may be affected by a number of factors that are beyond our control such as general geopolitical economic and business conditions, conditions in the financial markets, and changes in the overall demand for our products. A severe or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Uncertainty about current global political or economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products.

The recent economic recession and the uncertainty in global economic conditions resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. Although conditions have eased somewhat, uncertainty about current global economic conditions continues to pose a risk as customers may postpone spending in response to restraints on credit or uncertainties regarding demand for their products or services. There could be additional effects on our business from these economic developments including the insolvency of key suppliers or their inability to obtain credit, the inability of our customers to pay for or obtain credit to finance purchases of our products and increased pressure to reduce the prices of our products.

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

ITEM 3.           LEGAL PROCEEDINGS

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

ITEM 4.           RESERVED

Executive Officers of the Company

Name	Age	Title

Emile A. Battat	72	Chairman and Chief Executive Officer of the Company and Chairman or President of all subsidiaries

David A. Battat	41	President and Chief Operating Officer of the Company and President of Halkey-Roberts Corporation, one of our subsidiaries

Jeffery Strickland	52	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Messrs. Emile Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. David Battat currently serves as an officer of the Company and Halkey-Roberts Corporation (“Halkey-Roberts”). The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. The next meetings of the stockholders of the Company and our subsidiaries are expected to be held in May 2011 and the Boards of Directors of the Company and our subsidiaries are expected to meet promptly thereafter. Accordingly, the terms of office of the current officers of the Company and our subsidiaries are anticipated to expire in May 2011.

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

Our common stock is traded on the NASDAQ Global Select Market (Symbol ATRI). As of February 12, 2011, we had approximately 2,800 stockholders, including beneficial owners holding shares in nominee or “street name.” The high and low sales prices as reported by NASDAQ for each quarter of 2009 and 2010 are shown below.

Year Ended December 31, 2009:	High	Low
First Quarter	$99.74	$63.55
Second Quarter	$136.77	$81.74
Third Quarter	$147.75	$114.70
Fourth Quarter	$158.18	$118.00

Year Ended December 31, 2010:	High	Low
First Quarter	$164.56	$129.51
Second Quarter	$153.90	$127.01
Third Quarter	$157.51	$130.50
Fourth Quarter	$184.99	$154.63

We pay regular quarterly cash dividends on our common stock. We have increased our quarterly cash dividend payments in September of each of the past four years. The quarterly dividend was increased to $.24 per share in September of 2007, to $.30 per share in September of 2008, to $.36 per share in September of 2009 and to $.42 in September of 2010. On January 29, 2010 and December 23, 2010 we made special cash dividend payments to stockholders of $6.00 and $3.00 per share, respectively. We paid quarterly dividends totaling $3.2 million and special cash dividends totaling $18.1 million to our stockholders in 2010.

We have a Rights Plan which is intended to protect the interests of stockholders in the event of a hostile attempt to take over the Company.  The rights, which are not presently exercisable and do not have any voting powers, represent the right of our stockholders to purchase at a substantial discount, upon the occurrence of certain events, shares of our common stock or of an acquiring company involved in a business combination with us.  This plan, which was adopted in August 2006, expires in August 2016.

During the year ended December 31, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933, and during the fourth quarter of 2010 we did not repurchase any of our equity securities.

The stock performance graph set forth in our 2010 Annual Report to Stockholders is incorporated by reference herein and is included in Exhibit 13.1 to this Annual Report on Form 10-K.  However, the stock performance graph is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this Annual Report on Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

ITEM 6.           SELECTED FINANCIAL DATA

Selected Financial Data
(In thousands, except per share amounts)

	2010	2009		2008	2007		2006

Operating Results for the Year ended December 31,
Revenues	$108,569	$100,643		$95,895	$88,540		$81,020

Operating income	30,977	25,004	(a)	22,973	20,195	(b)	14,338

Income from continuing operations	20,952	16,843	(a)	15,667	14,006	(b)	10,600

Net income	20,952	16,843	(a)	15,667	14,006	(b)	10,765

Depreciation and amortization	7,041	7,163		6,353	5,534		5,005

Per Share Data:

Income from continuing
operations, per diluted share	10.32	8.36	(a)	7.82	7.06	(b)	5.43

Net income per diluted share	10.32	8.36	(a)	7.82	7.06	(b)	5.51

Cash dividends per common share	10.56	1.32		1.08	.88		.74

Average diluted shares outstanding	2,030	2,015		2,004	1,985		1,953

Financial Position at
December 31,

Total assets	134,652	132,749		115,353	99,313		95,772

Long-term debt	-	-		-	-		11,399

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

Overview

We develop and manufacture products, primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. Our other medical and non-medical products include instrumentation and disposables used in dialysis and valves and inflation devices used in marine and aviation safety products.  In 2010 approximately 40 percent of our sales were outside the United States.

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

For the year ended December 31, 2010, we reported revenues of $108.6 million, operating income of $31.0 million and net income of $21.0 million.

Results of Operations

Our net income was $21.0 million, or $10.38 per basic and $10.32 per diluted share, in 2010, compared to net income of $16.8 million, or $8.51 per basic and $8.36 per diluted share, in 2009 and net income of $15.7 million, or $7.99 per basic and $7.82 per diluted share, in 2008. The 2009 results included a $643,000 net of tax pension termination settlement charge, or $0.32 per diluted share, related to the termination of our defined benefit pension plans. Revenues were $108.6 million in 2010, compared with $100.6 million in 2009 and $95.9 million in 2008. The 8 percent revenue increase in 2010 over 2009 and the 5 percent revenue increase in 2009 over 2008 were generally attributable to higher sales volumes.

Annual revenues by product lines were as follows (in thousands):
	2010	2009	2008

Fluid Delivery	$39,442	$35,540	$32,209
Cardiovascular	31,280	29,051	29,263
Ophthalmology	19,370	19,452	15,192
Other	18,477	16,600	19,231
Total	$108,569	$100,643	$95,895

Our cost of goods sold was $57.7 million in 2010, compared with $55.3 million in 2009 and $53.3 million in 2008.  Increased sales volume, increased material costs, and increased manufacturing overhead costs were the primary contributors to the 4 percent increase in cost of goods sold for 2010 over 2009 and the 4 percent increase in cost of goods sold for 2009 over 2008.

Gross profit in 2010 increased $5.6 million to $50.9 million, compared with $45.3 million in 2009 and $42.5 million in 2008. Our gross profit was 47 percent of revenues in 2010, 45 percent of revenues in 2009 and 44 percent of revenues in 2008. The increases in gross profit percentage in each of 2010 and 2009 from the prior year was primarily due to a favorable product mix, improvements in manufacturing efficiencies and the impact of cost-savings projects.

Operating expenses were $19.9 million in 2010, compared with $20.3 million in 2009 and $19.6 million in 2008. In 2010, decreases in selling expenses and research and development, or R&D, expenses were partially offset by increases in general and administrative, or G&A, expenses. R&D expenses decreased $385,000 in 2010 as compared to 2009 primarily related to decreased compensation costs and decreased outside services. R&D expenses consist primarily of salaries and other related expenses of the R&D personnel as well as costs associated with regulatory matters. In 2010, selling expenses decreased $282,000 primarily related to decreased compensation, advertising and promotional expenses. Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. In 2010, G&A expenses increased $277,000 over 2009 G&A expenses. G&A expenses in 2009 included a $989,000 settlement loss related to the termination of our defined benefit pension plans. Excluding the 2009 pension termination settlement charge; G&A expenses in 2010 increased $1.3 million, primarily as a result of increased compensation costs and outside services. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees.

In 2009, increases in G&A expenses and R&D expenses were partially offset by decreases in selling expenses. G&A expenses increased $297,000, excluding the previously mentioned pension termination settlement charge, primarily as a result of increased compensation costs, outside services and taxes partially offset by decreased travel costs. R&D expenses increased $85,000 in 2009 as compared to 2008 primarily as a result of increased compensation costs and increased outside services. In 2009, selling expenses decreased $618,000 primarily as a result of decreased compensation, travel, advertising and promotional expenses.

Our operating income for 2010 was $31.0 million, compared with $25.0 million in 2009 and $23.0 million in 2008. The increase in 2010 gross profit in addition to the decrease in operating expenses described above were the major contributors to the operating income improvement in 2010 compared to the previous year. The increase in gross profit partially offset by the increase in operating expenses described above were the major contributors to the operating income improvements in 2009 compared to the previous year.

Our interest income for 2010 was $1.0 million compared with $578,000 in 2009 and $299,000 in 2008. The increases in 2010 and 2009 were primarily related to the increased level of cash and investments during 2010 and 2009. Results for 2010 were also favorably impacted by investing in bonds with slightly longer maturities and higher yields.

Income tax expense in 2010 totaled $11.0 million, compared with $8.7 million in 2009 and $7.6 million in 2008. The effective tax rates for 2010, 2009 and 2008 were 34.5 percent, 34.2 percent and 32.7 percent, respectively. Benefits from tax incentives for domestic production and R&D expenditures totaled $977,000 in 2010, $776,000 in 2009 and $896,000 in 2008. Expenses from changes in uncertain tax positions totaled $255,000 in 2010, $143,000 in 2009 and $231,000 in 2008. We expect our effective tax rate for 2011 to be approximately 35.0 percent.

Liquidity and Capital Resources

We have a $25.0 million revolving credit facility with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions (see Note 4 of Notes to Consolidated Financial Statements). Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. We had no outstanding borrowings under our credit facility as of or for the years ended December 31, 2010 and December 31, 2009. The credit facility, which expires November 12, 2012, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At December 31, 2010, we were in compliance with all financial covenants and had $25.0 million available for borrowing under the credit facility. We believe that the bank providing the credit facility is highly-rated and that the entire $25.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we expect that we would still be able to fund operations.

At December 31, 2010, we had a total of $41.7 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $5.3 million from December 31, 2009. The principal contributor to this increase was the cash generated by operating activities, which was partially offset by payments for acquisitions of property, plant and equipment and the payment of dividends.

Cash flows provided by operations of $31.2 million in 2010 were primarily comprised of net income plus the net effect of non-cash expenses plus net changes in working capital items. Inventories, accounts payables and accrued liabilities were the primary contributors to the positive net change in working capital items. The change in inventories was primarily related to increased sales volumes during December 2010. The change in accounts payable and accrued liabilities was primarily related to increases in accrued compensation.

At December 31, 2010, we had working capital of $44.2 million, including $10.7 million in cash and cash equivalents and $10.7 million in short-term investments. The $5.3 million decrease in working capital during 2010 was primarily related to decreases in cash and cash equivalents and inventories partially offset by increases in short-term investments. The net increase in cash and short-term investments was primarily related to amounts generated from operations. The decrease in inventories was primarily related to increased sales volumes at year end. Working capital items consisted primarily of accounts receivable, short-term investments, accounts payable, inventories and other current assets and other current liabilities.

Capital expenditures for property, plant and equipment totaled $4.3 million in 2010, compared with $6.6 million in 2009 and $5.4 million in 2008. These expenditures were primarily for the addition of machinery and equipment. We expect 2011 capital expenditures, primarily machinery and equipment, to increase substantially over the average of the levels expended during each of the past three years.

We paid cash dividends totaling $21.3 million, $2.6 million and $2.1 million during 2010, 2009 and 2008, respectively. In January 2010, our Board of Directors declared a special cash dividend of $6.00 per share on our outstanding common stock. This dividend which totaled $12.1 million was paid on January 29, 2010. In December 2010, our Board of Directors declared a special cash dividend of $3.00 per share on our outstanding common stock. This dividend which totaled $6.0 million was paid on December 23, 2010. We expect to fund future dividend payments with cash flows from operations.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2010:

	Payments due by period
Contractual Obligations	Total	2011	2012 - 2013	2014 and thereafter
	(In thousands)

Purchase Obligations	$11,909	$11,828	$78	$3

Total	$11,909	$11,828	$78	$3

In the current credit and financial markets, many companies are finding it difficult to gain access to capital resources. In spite of the current economic conditions, we believe that our cash, cash equivalents, short-term investments and long-term investments, cash flows from operations and available borrowings of up to $25.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we expect that our cash and cash equivalents and investments, as a whole, will continue to increase in 2011.

Off-Balance Sheet Arrangements

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010. The adoption of the guidance on January 1, 2011 is not expected to have a material impact on our consolidated financial statements.

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

During 2008, 2009 and 2010, none of our critical accounting policy estimates required significant adjustments. We did not note any events or changes in circumstances indicating that the carrying value of material long-lived assets were not recoverable.

Quantitative and Qualitative Disclosures About Market Risks

Foreign Exchange Risk

We are not exposed to material fluctuations in currency exchange rates because the payments from our international customers are received primarily in United States dollars.

Principal and Interest Rate Risk

Our cash equivalents and short-term and long-term investments consist of money-market accounts and taxable high-grade corporate bonds. Our investment policy is to seek to manage these assets to achieve the goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to established investment guidelines.  In general, the primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of and the return on the investment to fluctuate.

In recent years, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effect on various securities markets. We believe that our cash, cash equivalents, and investments do not have significant risk of default or illiquidity. However, our cash equivalents and investments may be subject to adverse changes in market value.

Forward-looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this annual report on Form 10-K that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our expectations regarding our research and development expenditures in 2011, our 2011 effective tax rate, our 2011 capital expenditures, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, our ability to fund operations if the bank providing our credit facility were unable to lend funds to us and increases in 2011 in cash, cash equivalents and investments. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited the accompanying consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. Exhibits and Financial Statement Schedules. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atrion Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 11, 2011

CONSOLIDATED STATEMENTS OF INCOME
For the year ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share amounts)

Revenues	$108,569	$100,643	$95,895
Cost of Goods Sold	57,655	55,312	53,348
Gross Profit	50,914	45,331	42,547

Operating Expenses:
Selling	5,368	5,650	6,268
General and administrative	11,900	11,623	10,337
Research and development	2,669	3,054	2,969
	19,937	20,327	19,574

Operating Income	30,977	25,004	22,973

Interest Income	1,009	578	299
Interest Expense	--	--	(10)
Other Income (Expense), net	2	2	1
Income before Provision for Income Taxes	31,988	25,584	23,263

Provision for Income Taxes	(11,036)	(8,741)	(7,596)

Net Income	$20,952	$16,843	$15,667

Net Income Per Basic Share	$10.38	$8.51	$7.99

Weighted Average Basic Shares Outstanding	2,018	1,979	1,961

Net Income Per Diluted Share	$10.32	$8.36	$7.82

Weighted Average Diluted Shares Outstanding	2,030	2,015	2,004

Dividends Per Common Share	$10.56	$1.32	$1.08

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

Assets:	2010	2009
	(In thousands)

Current Assets:
Cash and cash equivalents	$10,670	$20,694
Short-term investments	10,715	4,230
Accounts receivable, net of allowance for doubtful accounts
of $36 and $61 in 2010 and 2009, respectively	11,521	11,026
Inventories	17,400	18,675
Prepaid expenses and other current assets	1,050	981
Deferred income taxes	625	596
Total Current Assets	51,981	56,202

Property, Plant and Equipment	103,789	99,862
Less accumulated depreciation and amortization	53,125	46,721
	50,664	53,141

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $10,419 and
$10,147 in 2010 and 2009, respectively	1,249	1,520
Goodwill	9,730	9,730
Other	737	679
Long-term investments	20,291	11,477
	32,007	23,406

Total Assets	$134,652	$132,749

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

Liabilities and Stockholders’ Equity:	2010	2009
	(In thousands)

Current Liabilities:
Accounts payable	$2,550	$2,529
Accrued liabilities	4,650	3,596
Accrued income and other taxes	552	557
Total Current Liabilities	7,752	6,682

Line of credit	--	--

Other Liabilities and Deferred Credits:
Deferred income taxes	8,188	7,850
Other	2,095	1,486
	10,283	9,336

Total Liabilities	18,035	16,018

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.10 per share, authorized
10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	24,331	20,356
Retained earnings	131,286	131,769
Treasury shares, 1,404 shares in 2010 and 1,440 shares
in 2009, at cost	(39,342)	(35,736)
Total Stockholders’ Equity	116,617	116,731

Total Liabilities and Stockholders’ Equity	$134,652	$132,749

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2010, 2009 and 2008

2010	2009	2008
(In thousands)
Cash Flows From Operating Activities:
Net income	$20,952	$16,843	$15,667
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,041	7,163	6,353
Deferred income taxes	309	608	1,096
Stock-based compensation	606	668	637
Pension charge	--	989	--
Other	--	--	37
	28,908	26,271	23,790
Changes in operating assets and liabilities:
Accounts receivable	(495)	(151)	(1,274)
Inventories	1,275	1,494	(2,782)
Prepaid expenses and other current assets	(69)	(262)	764
Other non-current assets	(57)	434	(591)
Accounts payable and accrued liabilities	1,075	643	(867)
Accrued income and other taxes	(5)	(174)	216
Other non-current liabilities	609	144	231
	31,241	28,399	19,487

Cash Flows From Investing Activities:
Property, plant and equipment additions	(4,293)	(6,591)	(5,412)
Purchase of investments	(19,117)	(15,485)	(4,629)
Proceeds from maturities of investments	4,000	--	--
Net change in accrued interest on investments	(183)	(155)	(63)
	(19,593)	(17,606)	(10,104)

Cash Flows From Financing Activities:
Line of credit advances	--	--	3,000
Line of credit repayments	--	--	(3,000)
Exercise of stock options	542	459	543
Shares tendered for employees’ taxes on stock-based compensation	(725)	(122)	(913)
Tax benefit related to stock options	1,239	121	1,635
Purchase of treasury stock	(1,407)	--	--
Dividends paid	(21,321)	(2,613)	(2,123)
	(21,672)	(2,155)	(858)

Net change in cash and cash equivalents	(10,024)	8,638	8,525

Cash and cash equivalents, beginning of year	20,694	12,056	3,531
Cash and cash equivalents, end of year	$10,670	$20,694	$12,056

Cash paid for:
Interest (net of capitalization)	$--	$--	$10
Income taxes	9,080	8,170	3,781

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the year ended December 31, 2010, 2009 and 2008
(In thousands)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, January 1, 2008	1,911	$342	1,509	$(34,225)	$15,790	$(486)	$104,021	$85,442

Net income							15,667	15,667
Actuarial gain on pension plan, net of income
taxes of $25						(47)		(47)
Total comprehensive income						(47)	15,667	15,620

Tax benefit from exercise of stock options					1,635			1,635
Stock options and restricted stock	74		(74)	755	1,705			2,460
Shares surrendered in option exercises	(17)		17	(2,181)				(2,181)
Dividends							(2,134)	(2,134)
Balances, December 31, 2008	1,968	342	1,452	(35,651)	19,130	(533)	117,554	100,842

Net income							16,843	16,843
Recognition of pension plan settlement loss,
net of income taxes of $286						533		533
Total comprehensive income						533	16,843	17,376

Tax benefit from exercise of stock options					121			121
Stock options and restricted stock	15		(15)	171	1,105			1,276
Shares surrendered in option exercises	(3)		3	(256)				(256)
Dividends							(2,628)	(2,628)
Balances, December 31, 2009	1,980	342	1,440	(35,736)	20,356	--	131,769	116,731

Net income							20,952	20,952
Tax benefit from exercise of stock options					1,239			1,239
Stock options and restricted stock	64		(64)	671	2,736			3,407
Shares surrendered in option exercises	(18)		18	(2,870)				(2,870)
Purchase of treasury stock	(10)		10	(1,407)				(1,407)
Dividends							(21,435)	(21,435)
Balances, December 31, 2010	2,016	$342	1,404	$(39,342)	$24,331	$--	$131,286	$116,617

The accompanying notes are an integral part of this statement.

Atrion Corporation
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Atrion Corporation and its subsidiaries (“we,” “our,” “us,” “Atrion” or “the Company”) develop and manufacture products primarily for medical applications. We market our products throughout the United States and internationally.  Our customers include hospitals, distributors, and other manufacturers.  Atrion Corporation’s principal subsidiaries through which these operations are conducted are Atrion Medical Products, Inc., Halkey-Roberts Corporation and Quest Medical, Inc.

Principles of Consolidation
The consolidated financial statements include the accounts of Atrion Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents
Cash equivalents include cash on hand and in the bank as well as money market accounts and debt securities with original maturities of 90 days or less.

Trade Receivables
Trade accounts receivable are recorded at the original sales price to the customer.  We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments.  On an ongoing basis, the collectability of accounts receivable is assessed based upon historical collection trends, current economic factors and the assessment of the collectability of specific accounts.  We evaluate the collectability of specific accounts and determine when to grant credit to our customers using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition, recent payment history, current economic environment, and discussions with appropriate Company personnel and with the customers directly.  Accounts are written off when we determine the receivable will not be collected.

Investments
Our investments consist of taxable high-grade corporate bonds and certificates of deposits. Our investment policy is to seek to preserve principal and maintain adequate liquidity while at the same time maximizing yields without significantly increasing risk. We are required to classify our investments as trading, available-for-sale or held-to-maturity. Our investments are accounted for as held-to-maturity since we have the positive intent and ability to hold these investments to maturity. These investments are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity and unrealized gains and losses are excluded from earnings. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Inventories
Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2010	2009
Raw materials	$7,888	$8,541
Work in process	3,985	4,078
Finished goods	5,527	6,056
Total inventories	$17,400	$18,675

Accounts Payable
We reflect disbursements as trade accounts payable until such time as payments are presented to our bank for payment. At December 31, 2010 and 2009, disbursements totaling approximately $282,000 and $498,000, respectively, had not been presented for payment to our bank.

Income Taxes
We account for income taxes utilizing Accounting Standards Codification (ASC) 740, Income Taxes (“ASC 740”).  ASC 740 requires the asset and liability method for the recording of deferred income taxes, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets.

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

Our uncertain tax positions are recorded as “Other non-current liabilities.” We classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Additions and improvements are capitalized, including all material, labor and engineering costs to design, install or improve the asset. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant and equipment at original cost (in thousands):

	December 31,		Useful
	2010	2009	Lives
Land	$5,260	$5,260	—
Buildings	29,798	29,662	30-40 yrs
Machinery and equipment	68,731	64,940	3-15 yrs
Total property, plant and equipment	$103,789	$99,862

Depreciation expense of $6,769,000, $6,820,000 and $6,055,000 was recorded for the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

Patents and Licenses
Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from 7 to 19 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill
Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired.  Annual impairment testing for goodwill is done using a fair-value-based test.  Goodwill is also reviewed whenever events or changes in circumstances indicate a change in value may have occurred.  We have identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products, Inc., (2) Halkey-Roberts Corporation and (3) Quest Medical, Inc.  The total carrying amount of goodwill in each of the years ended December 31, 2010, 2009 and 2008 was $9,730,000.

Current Accrued Liabilities
The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2010	2009
Accrued payroll and related expenses	$3,833	$2,935
Accrued vacation	171	159
Accrued professional fees	215	45
Other accrued liabilities	431	457
Total accrued liabilities	$4,650	$3,596

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Revenues
We recognize revenue when our products are shipped to our customers, provided an arrangement exists, the fee is fixed and determinable and collectability is reasonably assured. All risks and rewards of ownership pass to the customer upon shipment. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Revenues are recorded exclusive of sales and similar taxes. Returns, discounts and other allowances have been insignificant historically.

Shipping and Handling Policy
Shipping and handling fees charged to customers are reported as revenue and all shipping and handling costs incurred related to products sold are reported as cost of goods sold.

Research and Development Costs
Research and development costs relating to the development of new products and improvements of existing products are expensed as incurred.

Advertising
Advertising production costs are expensed as incurred.  Costs for print placement media are expensed in the period the advertising first appears.  Total advertising expenses were approximately $117,000, $126,000 and $251,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation
We have stock-based compensation plans covering certain of our officers, directors and key employees. As explained in detail in Note 8, we account for stock-based compensation utilizing the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, (“ASC 718”).

Pension Plan
We terminated our pension plan in 2007 and had settled all obligations under the plan, and no assets, liabilities or stockholders equity accounts remained for the plan, as of December 31, 2009. Prior to final settlement in the fourth quarter of 2009, our pension plan benefits were expensed as applicable employees earned benefits. The recognition of expenses was significantly impacted by estimates made by management, such as discount rates used to value certain liabilities and expected return on assets. We used third-party specialists to assist management in appropriately measuring the expense associated with our pension plan benefits. All unrecognized losses, net of tax, were recorded as accumulated other comprehensive loss within stockholders’ equity.

Comprehensive Income
Comprehensive income includes net income plus other comprehensive income, which for us in 2009 and 2008 consisted of the amortization of unrecognized pension gains and recognition of losses as a result of pension plan settlement transactions. There were no comprehensive income items during 2010.

New Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010. The adoption of the guidance on January 1, 2011 is not expected to have a material impact on our consolidated financial statements.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

From time to time, new accounting pronouncements applicable to us are issued by the FASB or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Fair Value Measurements
Accounting standards use a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists therefore requiring an entity to develop its own assumptions.

As of December 31, 2010 and 2009, we held certain investments that were required to be measured for disclosure purposes at fair value on a recurring basis.  These investments are considered Level 2 assets. The fair value of our investments is estimated using recently executed transactions and market price quotations. At December 31, 2010 and 2009, the fair value of our investments approximated or exceeded the carrying value of the investments (see Note 2).

The carrying values of our other financial instruments including cash and cash equivalents, money market accounts, accounts receivable, accounts payable, accrued liabilities, and accrued income and other taxes approximated fair value due to their liquid and short-term nature.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and accounts receivable.

Our cash is held in high credit quality financial institutions. As of December 31, 2010, $3.6 million in cash and cash equivalents was maintained in two separate municipal money market mutual funds, and $7.1 million in cash and cash equivalents was maintained at two major financial institutions in the United States. At times, deposits held with financial institutions exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. At December 31, 2010, our uninsured cash and cash equivalents totaled approximately $9.0 million.

We have invested a portion of our cash in fully insured certificates of deposits and in debt instruments of corporations with strong credit ratings.

For accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.  We maintain reserves for possible credit losses.  As of December 31, 2010 and 2009, we had allowances for doubtful account balances of approximately $36,000 and $61,000, respectively.  The carrying amount of the receivables approximates their fair value. Our largest customer accounted for 14.1%, 15.0% and 11.6% of operating revenues in 2010, 2009 and 2008, respectively.  That same customer accounted for 16.2%, 16.1% and 12.8% of accounts receivable as of December 31, 2010, 2009 and 2008, respectively.  No other customer exceeded 10% of our operating revenues for the years ended, or accounts receivable as of, December 31, 2010, 2009 or 2008.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(2)	Investments

As of December 31, 2010 and 2009, we held certain investments that were required to be measured for disclosure purposes at fair value on a recurring basis. These investments were considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of the dates shown below ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of December 31, 2010:
Short-term Investments:
Corporate bonds	$10,715	$178	—	$10,873

Long-term Investments:
Corporate bonds	$20,291	$602	—	$20,893

As of December 31, 2009:
Short-term Investments:
Corporate bonds	$1,193	$8	—	$1,201
Bank certificates of deposit	3,037	—	—	3,037
	$4,230	$8	—	$4,238
Long-term Investments:
Corporate bonds	$11,477	$164	—	$11,641

At December 31, 2010, the length of time until maturity of these securities ranged from one to 20 months.

(3)	Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license.  The following tables provide information regarding patents and licenses (dollars in thousands):

December 31, 2010			December 31, 2009
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
14.76	$11,668	$10,419	14.76	$11,668	$10,147

Aggregate amortization expense for patents and licenses was $272,000 for 2010, $343,000 for 2009 and $298,000 for 2008.  Estimated future amortization expense for each of the years set forth below ending December 31, is as follows (in thousands):

2011	$272
2012	$160
2013	$160
2014	$160
2015	$160

(4)	Line of Credit

We have a revolving credit facility (“Credit Facility”) with a money center bank. Under the Credit Facility, we have a line of credit of $25 million which is secured by substantially all our inventories, equipment and accounts receivable.  Interest under the Credit Facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent (1.30 percent at December 31, 2010) and is payable monthly. We had no outstanding borrowings under the Credit Facility at December 31, 2010 or 2009.  The Credit Facility expires November 12, 2012 and may be extended under certain circumstances.  At any time during the term, we may convert any or all outstanding amounts under the Credit Facility to a term loan with a maturity of two years. Our ability to borrow funds under the Credit Facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization.  At December 31, 2010, we were in compliance with all financial covenants.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(5)	Income Taxes

The items comprising income tax expense are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Current — Federal	$9,916	$7,421	$6,086
— State	831	712	519
	10,747	8,133	6,605

Deferred — Federal	293	560	916
— State	(4)	48	75
	289	608	991
Total income tax expense	$11,036	$8,741	$7,596

Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Benefit plans	$695	$690
Inventories	495	520
Other	89	32
Total deferred tax assets	$1,279	$1,242
Deferred tax liabilities:
Property, plant and equipment	$6,359	$6,302
Patents and goodwill	2,466	2,168
Other	17	26
Total deferred tax liabilities	$8,842	$8,496

Net deferred tax liability	$7,563	$7,254

Balance Sheet classification:
Non-current deferred income tax liability	$8,188	$7,850
Current deferred income tax asset	625	596
Net deferred tax liability	$7,563	$7,254

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2010	2009	2008
Income tax expense at the statutory federal income tax rate	$11,196	$8,954	$8,142
Increase (decrease) resulting from:
State income taxes	538	421	302
R&D credit	(20)	(285)	(481)
Section 199 manufacturing deduction	(957)	(491)	(415)
Other, net	279	142	48
Total income tax expense	$11,036	$8,741	$7,596

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by ASC 740 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2008	$791
Increases in tax positions for prior years	11
Increases in tax positions for current year	281
Lapse in statute of limitations	(61)
Gross unrecognized tax benefits at December 31, 2008	$1,022
Increases in tax positions for prior years	204
Increases in tax positions for current year	332
Lapse in statute of limitations	(393)
Gross unrecognized tax benefits at December 31, 2009	$1,165
Decreases in tax positions for prior years	(14)
Increases in tax positions for current year	322
Lapse in statute of limitations	(53)
Gross unrecognized tax benefits at December 31, 2010	$1,420

As of December 31, 2010 all of the unrecognized tax benefits, which were comprised of uncertain tax positions, would impact the effective tax rate if recognized. Unrecognized tax benefits that are affected by statutes of limitation that expire within the next 12 months are immaterial.

We are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  We have concluded all U.S. federal income tax matters for years through 2005.  In January 2009, the Internal Revenue Service (“IRS”) began examining certain of our U.S. federal income tax returns for 2006, 2007 and 2008. To date, no proposed adjustments have been issued. All material state and local income tax matters have been concluded for years through 2006.

We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $84,000, $61,000 and $73,000 at December 31, 2010, 2009 and 2008, respectively. Tax expense for the years ended December 31, 2010 and 2008 included net interest expense of $23,000 and $23,000, respectively.  Tax expense for the year ended December 31, 2009 included a net interest benefit of $12,000.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(6)	Stockholders’ Equity

Our Board of Directors has at various times authorized repurchases of our stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. In 2010 we repurchased 9,995 shares in the open market.  No repurchases were made in 2009 and 2008.  As of December 31, 2010, authorization for the repurchase of up to an additional 58,105 shares remained.

We have increased our quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased to $.30 per share in September 2008, to $.36 per share in September 2009 and to $.42 in September 2010.  On January 29, 2010 and December 23, 2010 we made special cash dividend payments to stockholders of $6.00 and $3.00 per share, respectively.

We have a Rights Plan, which is intended to protect the interests of stockholders in the event of a hostile attempt to take over the Company.  The rights, which are not presently exercisable and do not have any voting powers, represent the right of our stockholders to purchase at a substantial discount, upon the occurrence of certain events, shares of our common stock or of an acquiring company involved in a business combination with us.  This plan, which was adopted in August 2006, expires in August 2016.

(7)	Income Per Share

The following is the computation of basic and diluted income per share:

	Year ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Net Income	$20,952	$16,843	$15,667

Weighted average basic shares outstanding	2,018	1,979	1,961
Add: Effect of dilutive securities	12	36	43
Weighted average diluted shares outstanding	2,030	2,015	2,004

Net Income per share
Basic	$10.38	$8.51	$7.99
Diluted	$10.32	$8.36	$7.82

As required by ASC 260, Earnings per Share, effective January 1, 2009, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic income per share pursuant to the two-class method. The basic-income-per-share amounts for 2008 shown above have been retrospectively recalculated to also reflect the inclusion of participating securities in the basic-income-per-share computation. Application of this treatment had an insignificant effect in all periods. Income-per-share amounts are computed independently for each quarter. As a result, the sum of the per-share amounts for each quarter may not equal the year-to-date amounts.

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

At December 31, 2010, we had four stock-based compensation plans which are described more fully below. We account for our plans under ASC 718, and the disclosures that follow are based on applying ASC 718. ASC 718 requires that cash flows from the exercise of stock-based compensation resulting from tax benefits in excess of recognized compensation cost (excess tax benefits) be classified as financing cash flows. We recorded $1,239,000, $121,000 and $1,635,000 of such excess tax benefits as financing cash flows in 2010, 2009 and 2008, respectively.

Our 1997 Stock Incentive Plan (the “1997 Plan”) provides for the grant to key employees of incentive and nonqualified stock options, stock appreciation rights, restricted stock and performance shares.  In addition, under the 1997 Plan, outside directors (directors who are not employees of the Company or any subsidiary) each received automatic annual grants of nonqualified stock options to purchase 2,000 shares of common stock until 2005 when that plan was amended to provide that no additional stock options may be granted to outside directors thereunder.  Under the 1997 Plan, 624,425 shares, in the aggregate, of common stock were reserved for grants. The purchase price of shares issued on the exercise of incentive options was required to be at least equal to the fair market value of such shares on the date of grant.  The purchase price for shares issued on the exercise of nonqualified options and restricted and performance shares was fixed by the Compensation Committee of the Board of Directors.  The options granted become exercisable as determined by the Compensation Committee and expire no later than 10 years after the date of grant.

Our Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) provides for the grant to key employees, non-employee directors and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance shares and other stock-based awards. Under the 2006 Plan, 200,000 shares, in the aggregate, of common stock have been reserved for awards. The purchase price of shares issued on the exercise of options must be at least equal to the fair market value of such shares on the date of grant.  The purchase price for restricted and performance shares is fixed by the Compensation Committee of the Board of Directors.  The options granted become exercisable and expire as determined by the Compensation Committee except that incentive options expire no later than 10 years after the date of grant.

In May 2007, we adopted our Deferred Compensation Plan for Non-Employee Directors and 2,500 shares of our common stock were reserved for issuance thereunder. This plan, as amended (the “Deferred Compensation Plan”), allows our non-employee directors to elect to receive stock units in lieu of all or part of the cash fees they are receiving for their services as directors.  On the first business day of each calendar year, each participating non-employee director is credited with a number of stock units equal to the cash fees such director has elected to forego for such year divided by the closing price of our common stock on the next preceding date on which shares of our stock were traded.  The stock units are convertible to shares of our common stock on a one-for-one basis at a future date as elected in advance by the director, but no later than the January following the year in which the director ceases to serve on the Board of Directors.

In May 2007, we also adopted our Non-Employee Director Stock Purchase Plan (as amended, the “Director Stock Purchase Plan”) pursuant to which our non-employee directors may elect to receive on the first business day of the calendar year fully-vested stock and restricted stock in lieu of some or all of their fees payable to them during such year. The foregone fees are converted into shares of fully-vested stock and restricted stock on the first business day of such calendar year based on the closing price of our common stock on the next preceding date on which shares of our stock were traded. The restricted stock vests in equal amounts on the first day of the next three succeeding calendar quarters, provided the non-employee director is then serving on our Board of Directors. At the time the Director Stock Purchase Plan was adopted, 2,500 shares were reserved for the issuance thereunder. As of December 31, 2010, there remained 1,363 shares reserved for issuance under such plan.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Option transactions for the three years ended December 31, 2010 are as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2008	152,430	$33.96
Granted in 2008	16,000	$111.16
Exercised in 2008	(69,430)	$26.09
Options outstanding at December 31, 2008	99,000	$51.96
Granted in 2009	--	--
Exercised in 2009	(14,000)	$42.29
Options outstanding at December 31, 2009	85,000	$53.56
Granted in 2010	--	--
Exercised in 2010	(62,792)	$42.80
Options outstanding at December 31, 2010	22,208	$83.96

Exercisable options at December 31, 2008	70,500	$35.00
Exercisable options at December 31, 2009	66,750	$41.49
Exercisable options at December 31, 2010	14,208	$68.65

All unvested options outstanding at December 31, 2010 are expected to vest. As of December 31, 2010, there remained 137,157 shares for which options may be granted in the future under the 1997 Plan and the 2006 Plan. The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$26.13-$43.75	8,000	2.8 years	$ 35.73	8,000	$35.73
$111.06-$111.50	14,208	2.4 years	$111.12	6,208	$111.06
	22,208	2.5 years	$ 83.96	14,208	$68.65

We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. None of our grants includes performance-based or market-based vesting conditions.  The expected life represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The fair value of stock-based payments, funded with options, is valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history. We base the risk-free interest rate using the Black-Scholes valuation method on the implied yield currently available on U. S. Treasury securities with an equivalent term. We base the dividend yield used in the Black-Scholes valuation method on our dividend history.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

There were no options granted in 2010 and 2009.  The fair value for the options granted in 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2008:

	2010	2009	2008
Risk-free interest rate	--	--	2.7%
Dividend yield	--	--	.9%
Volatility factor	--	--	25.0%
Expected life	--	--	4 years

The weighted average grant date fair value of the options granted in 2008 was $24.31. The total intrinsic values of options exercised during 2010, 2009 and 2008 were $7.5 million, $.6 million and $7.0 million, respectively. The total intrinsic values of options outstanding and options currently exercisable at December 31, 2010, were $1.5 million and $1.2 million, respectively.

During 2010, we made one award of restricted stock under the 2006 Plan.  Under the terms of the award, the restrictions lapse over a two-year period.  During 2008, we made one award of restricted stock under the 2006 Plan. Under the terms of the award, the restrictions lapse over a four-year period. In both cases, during the vesting period, holders of restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Unvested shares are generally forfeited on termination of employment unless otherwise provided in the participant’s employment agreement or, in certain instances, if the termination is in connection with a change in control.  Changes in restricted stock for the years ended December 31, 2008, 2009 and 2010 were as follows:

	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at January 1, 2008	6,000	$71.86
Granted in 2008	4,000	$111.06
Vested in 2008	(1,500)	$71.86
Restricted stock at December 31, 2008	8,500	$90.31
Granted in 2009	--	--
Vested in 2009	(2,500)	$113.90
Restricted stock at December 31, 2009	6,000	$91.46
Granted in 2010	200	$150.23
Vested in 2010	(2,500)	$144.94
Restricted stock at December 31, 2010	3,700	$97.29

All shares of unvested restricted stock outstanding at December 31, 2010 are expected to vest. The total intrinsic value of unvested restricted stock awards at December 31, 2010, 2009 and 2008 was $556,000, $827,000 and $815,000, respectively. The total fair value of restricted stock vested during 2010, 2009 and 2008 was $362,000, $285,000 and $161,000, respectively.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

During 2009, restricted stock units were granted to certain employees under the 2006 Plan.  All of these stock units are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Unvested stock units are forfeited on termination of employment. During the vesting period, holders of all restricted stock units earn dividends as additional units. During 2008, 2009 and 2010, certain non-employee directors elected to receive stock units in lieu of cash fees for their services as members of the Board of Directors.  Changes in stock units for the years ended December 31, 2008, 2009 and 2010 were as follows:

	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Directors’ Stock Units	Weighted Average Award Date Fair Value Per Unit
Unvested stock units at January 1, 2008	10,010	$96.03	--
Granted in 2008	107	$100.91	341	$124.58
Vested in 2008	--		(341)	$124.58
Unvested stock units at December 31, 2008	10,117	$96.09	--
Granted in 2009	825	$102.08	81	$99.35
Vested in 2009	--		(81)	$99.35
Unvested stock units at December 31, 2009	10,942	$96.53	--
Granted in 2010	736	$157.43	60	$155.04
Forfeited in 2010	(469)	$104.94
Vested in 2010	--		(60)	$155.04
Unvested stock units at December 31, 2010	11,209	$100.19	--

All unvested restricted stock units at December 31, 2010 are expected to vest. No restricted stock units vested during 2010. The total intrinsic value of all outstanding stock units which are not yet convertible at December 31, 2010, including 211 stock units held for the accounts of non-employee directors, was $2,049,000. The total fair value of directors’ stock units that vested was $9,000, $8,000 and $43,000 during 2010, 2009 and 2008, respectively. As of December 31, 2010, there remained 1,808 shares of common stock reserved for issuance at the end of deferral periods of stock units which may be credited in the future to non-employee directors.

Compensation related to stock options is based on the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Compensation related to restricted stock and restricted stock units is based on the fair market value of the stock on the date of the grant. These fair values are then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. For the years ended December 31, 2010, 2009 and 2008, we recorded share-based compensation expense as a “General and Administrative expense” in the amount of $606,000, $668,000 and $637,000, respectively, for all of the above mentioned share-based compensation arrangements. The total tax benefit recognized in the income statement from share-based compensation arrangements for the years ended December 31, 2010, 2009 and 2008, was $204,000, $226,000 and $218,000, respectively.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Unrecognized compensation cost information for our various share-based compensation types is shown below as of December 31, 2010:

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$130,000	1.7
Restricted stock	232,000	1.7
Restricted stock units	311,000	1.8
Total	$673,000

We have a policy of utilizing treasury shares to satisfy stock option exercises, stock unit conversions and restricted stock awards.

(9)	Revenues From Major Customers

We had one major customer which represented approximately $15.3 million (14.1 percent), $15.1 million (15.0 percent) and $11.1 million (11.6 percent) of our operating revenues during 2010, 2009 and 2008, respectively.

(10)	Industry Segment and Geographic Information

We operate in one reportable industry segment: developing and manufacturing products primarily for medical applications and have no foreign operating subsidiaries.  We have other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of our medical products segment. We recorded incidental revenues from our gaseous oxygen pipeline, which totaled approximately $961,000 in 2010, $958,000 in 2009 and $957,000 in 2008.  Pipeline net assets totaled $1.9, $2.0 and $2.1 million at December 31, 2010, 2009 and 2008, respectively.  Our revenues from sales to customers outside the United States totaled approximately 40 percent, 39 percent and 35 percent of our total revenues in 2010, 2009 and 2008, respectively.  We have no assets located outside the United States.

A summary of revenues by geographic territory, based on shipping destination, for 2010, 2009 and 2008 is as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
United States	$64,854	$61,198	$62,448
Canada	17,792	16,674	12,659
Other countries less than 10% of revenues	25,923	22,771	20,788
Total	$108,569	$100,643	$95,895

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A summary of revenues by product line for 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008

Fluid Delivery	$39,442	$35,540	$32,209
Cardiovascular	31,280	29,051	29,263
Ophthalmology	19,370	19,452	15,192
Other	18,477	16,600	19,231
Total	$108,569	$100,643	$95,895

(11)	Employee Retirement and Benefit Plans

In September 2007, we terminated our pension plan that was maintained for all our regular employees except those of Quest Medical, Inc. and employees hired after May 2005.  Prior to termination, our funding policy was to make the annual contributions required by applicable regulations and recommended by our actuary.  We used a December 31 measurement date for the plan. Affected employees accrued pension benefits through December 31, 2007, but did not accrue any additional benefits under the plan after that date. However, participants continued to earn interest credits on their account balances until all our obligations to plan participants were settled in October 2009. A pension termination settlement charge of $989,000 was recorded as a general and administrative expense in the fourth quarter of 2009 when all remaining plan obligations were settled.  All assets remaining in the plan after the settlement was completed were transferred to our 401(k) plan in December 2009.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of December 31, 2009 (in thousands):

2009
Actuarial Present Value of Benefit Obligation:
Accumulated Benefit Obligation	$--
Projected Benefit Obligation	--

Change in Projected Benefit Obligation:
Projected benefit obligation, January 1	$3,630
Service cost	--
Interest cost	218
Actuarial (gain)/loss	(100)
Benefits paid	(3,748)
Projected benefit obligation, December 31	$--

Change in Plan Assets:
Fair value of plan assets, January 1	$4,096
Actual return on plan assets	24
Employer contributions	--
Benefits paid	(3,748)
Expenses	(109)
Excess assets withdrawn after plan termination	(263)
Fair value of plan assets, December 31	$--

Funded Status of Plan at Year End	$--

The components of net periodic pension cost for 2009 and 2008 were as follows (in thousands):

	2009	2008
Components of Net Periodic Pension Cost:
Service cost	$--	$--
Interest cost	218	222
Expected return on assets	(215)	(220)
Actuarial loss	31	33
Settlement loss	989	--
Net periodic pension expense	$1,023	$35

Actuarial assumptions used to determine net periodic pension cost were as follows:

	2009	2008
Discount rate	6.00%	6.00%
Expected long-term return on assets	5.25%	5.25%

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Our expected long-term rate of return assumption was based upon the plan’s actual long-term investment results as well as the long-term outlook for investment returns in the marketplace at the time the assumption was made.

Our pension plan assets at December 31, 2008 were invested in a money market account so that the settlement of the termination obligations could be completed after regulatory approvals were received. Final settlement of the plan termination occurred in the fourth quarter of 2009 when benefit distributions totaling $3.7 million were made to participants.  After all plan obligations were settled, the remaining plan assets of $263,000 were transferred to our 401(k) plan to be used for contributions and plan expenses.

We sponsor a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. We make a matching contribution to the plan. Our contributions under this plan were $482,000, $499,000 and $498,000 in 2010, 2009 and 2008, respectively.

(12)	Commitments and Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrues for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of December 31, 2010, we had accrued $177,000 for legal fees and expenses that we expect to incur in connection with the litigation or arbitration of two such matters.

We had a dispute which was favorably settled in the third quarter of 2007. This settlement was amended in December 2008.  The amended settlement agreement provides that we may receive annual payments from 2009 through 2024. We have not recorded $7.0 million in potential future payments under this settlement as of December 31, 2010 due to the uncertainty of payment.

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them.  Termination under such circumstances at December 31, 2010 could have resulted in payments aggregating $3.8 million.

(13)	Subsequent Events

We evaluated all events or transactions that occurred after December 31, 2010 and determined we did not have any material recognizable subsequent events.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(14)	Quarterly Financial Data (Unaudited):

Quarter Ended	Operating Revenue	Operating Income	Net Income	Income Per Basic Share	Income Per Diluted Share
	(In thousands, except per share amounts)
03/31/10	$26,902	$7,038	$4,697	$2.33	$2.31
06/30/10	27,881	8,180	5,431	2.69	2.67
09/30/10	27,156	8,003	5,400	2.68	2.66
12/31/10	26,630	7,755	5,423	2.69	2.67

03/31/09	$25,047	$6,109	$4,134	$2.09	$2.06
06/30/09	26,001	7,037	4,657	2.35	2.30
09/30/09	25,192	6,566	4,460	2.25	2.20
12/31/09	24,403	5,293	3,592	1.81	1.78

The quarter ended December 31, 2009 included a non-cash pension termination settlement charge which reduced operating income by $989,000 and net income by $643,000 or $0.32 per basic and diluted share.

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, are effective. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of its audit, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Atrion Corporation

We have audited Atrion Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Atrion Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Atrion Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Atrion Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 11, 2011, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 11, 2011

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2010 that was not reported.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be held in connection with our 2011 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed in connection with our 2011 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2011 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the section entitled “Securities Ownership” in our definitive proxy statement to be filed in connection with our 2011 annual meeting of stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by
security holders (1)	33,417	$83.96	(2)	137,157
Equity compensation plans not approved by
security holders(3)	211	-		3,171	(4)
Total	33,628	$83.96		140,328

(1)
Consists of shares of our common stock authorized for issuance under our 1997 Stock Incentive Plan and our Amended and Restated 2006 Equity Incentive Plan, or 2006 Plan. The number of shares available for issuance under both plans is subject to equitable adjustment by the Compensation Committee of the Board of Directors in the event of any change in our capitalization, including, without limitation, a stock dividend or stock split.  For more information regarding these plans, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

(2)	The deferred stock units and restricted stock units awarded under our 2006 Plan are excluded from the calculation of the weighted average exercise price.

(3)	Consists of our Deferred Compensation Plan for Non-Employee Directors, or Deferred Compensation Plan, and our Non-Employee Director Stock Purchase Plan, or Director Stock Purchase plan. For more information regarding these plans, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

(4)
The Deferred Compensation Plan and the Director Stock Purchase Plan do not provide for a specified limit on the number of shares of our common stock that may be issued thereunder.  The 3,171 shares shown as available for future issuance (1,808 shares under the Deferred Compensation Plan and 1,363 shares under the Director Stock Purchase Plan) reflect the number of shares initially reserved, in the aggregate, for issuance under those plans less the number of shares of our common stock issued or to be issued with respect to stock units that have been credited to non-employee directors' stock unit accounts  under the Deferred Compensation Plan and our stock that has been purchased under the Director Stock Purchase Plan on or before December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2011 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2011 annual meeting of stockholders.

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
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders Equity and ComprehensiveIncome

2. Financial Statements of the Company:

Schedule II – Consolidated Valuation and Qualifying Accounts

	Allowance for Doubtful Receivables
	December 31,
	2010	2009	2008
	(in thousands)

Beginning balance	$61	$31	$32
Additions charged to expense	18	67	11
Deductions from reserve	(43)	(37)	(12)
Ending balance	$36	$61	$31

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

3. Exhibits. Reference as made to Item 15(b) of this report on Form 10-K.

(b)	Exhibits

Exhibit	Description

2a	Asset Purchase Agreement, dated March 19, 1997, between Atrion Corporation and Midcoast Energy Resources, Inc. (1)
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(2)
3b	Bylaws of Atrion Corporation, as last amended on December 3, 2007 (3)
10a*	Atrion Corporation 1997 Stock Incentive Plan (4)
10b*	Form of Award Agreement for Incentive Stock Option (5)
10c*	Form of Award Agreement for Nonqualified Stock Option for Key Employee (6)
10d*	Form of Award Agreement for Nonqualified Stock Option for Director (7)
10e*	Severance Plan for Chief Financial Officer (8)
10f*	Chief Executive Officer Amended and Restated Employment Agreement (9)

10g*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (20)
10h*	Form of Award Agreement for Incentive Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Non-Qualified Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Restricted Stock under the Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (17)
10l*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (13)
10m*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (18)
10n*	Form of Stock Purchase Election Form – Non-Employee Director Stock Purchase Plan (14)
10o*	Incentive Compensation Plan for Chief Financial Officer for Calendar Years Beginning 2007 (15)
10p*	Halkey-Roberts Corporation Incentive Compensation Plan (16)
10q*	Change in Control Agreement for President and Chief Operating Officer (19)
13.1	Stock Performance Graph (21)
21	Subsidiaries of Atrion Corporation as of December 31, 2010 (21)
23	Consent of Grant Thornton LLP (21)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (21)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (21)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (21)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (21)

(1)	Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company filed April 23, 1997.
(2)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.
(3)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed December 6, 2007.
(4)	Incorporated by reference to Exhibit 4.4(b) to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(5)	Incorporated by reference to Exhibit 4.5 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(6)	Incorporated by reference to Exhibit 4.6 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(7)	Incorporated by reference to Exhibit 4.7 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(8)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation filed May 12, 2000.
(9)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.
(10)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 8, 2006.
(11)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 8, 2006.
(12)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 8, 2006.
(13)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).

(14)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).
(15)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 7, 2007.
(16)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 7, 2007.
(17)	Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation filed March 13, 2009.
(18)	Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.
(19)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed May 8, 2009.
(20)	Incorporated by reference to Schedule 14A of Atrion Corporation filed April 7, 2010.
(21)	Filed herewith.

* Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atrion Corporation

By:	/s/ Emile A. Battat
Emile A. Battat
Chairman and Chief Executive Officer

Dated: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Emile A. Battat	Chairman and Chief Executive	March 11, 2011
Emile A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	March 11, 2011
Jeffery Strickland	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Hugh J. Morgan, Jr.	Director	March 11, 2011
Hugh J. Morgan, Jr.

/s/ Roger F. Stebbing	Director	March 11, 2011
Roger F. Stebbing

/s/ John P. Stupp, Jr.	Director	March 11, 2011
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	March 11, 2011
Ronald N. Spaulding