Form 10-Q
period 2011-03-31
ATRION CORP
filed 2011-05-09
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2011
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas  75002
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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 29, 2011
Common stock, Par Value $0.10 per share	2,015,929

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

	(in thousands, except per share amounts)

Revenues	$30,589	$26,902
Cost of goods sold	15,037	14,877
Gross profit	15,552	12,025
Operating expenses:
Selling	1,495	1,418
General and administrative	3,385	2,954
Research and development	576	615
	5,456	4,987
Operating income	10,096	7,038

Interest income	326	161
Other income (expense), net	2	--

Income before provision for income taxes	10,424	7,199
Provision for income taxes	(3,566)	(2,502)

Net income	$6,858	$4,697

Income per basic share	$3.40	$2.33
Weighted average basic shares outstanding	2,016	2,018

Income per diluted share	$3.38	$2.31
Weighted average diluted shares outstanding	2,030	2,030
Dividends per common share	$0.42	$6.36

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Assets	2011	2010
	(in thousands)
Current assets:
Cash and cash equivalents	$7,960	$10,670
Short-term investments	16,582	10,715
Accounts receivable	14,885	11,521
Inventories	18,765	17,400
Prepaid expenses	888	1,050
Deferred income taxes	625	625
	59,705	51,981

Long-term investments	21,693	20,291

Property, plant and equipment	105,446	103,789
Less accumulated depreciation and amortization	54,380	53,125
	51,066	50,664

Other assets and deferred charges:
Patents	1,181	1,249
Goodwill	9,730	9,730
Other	741	737
	11,652	11,716

	$144,116	$134,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,289	$7,200
Accrued income and other taxes	3,555	552
	10,844	7,752

Line of credit	--	--

Other non-current liabilities	10,502	10,283

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized
10,000 shares, issued 3,420 shares	342	342
Paid-in capital	24,478	24,331
Retained earnings	137,292	131,286
Treasury shares,1,404 at March 31, 2011 and 1,404
at December 31, 2010, at cost	(39,342)	(39,342)
Total stockholders’ equity	122,770	116,617

	$144,116	$134,652

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$6,858	$4,697
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,572	1,938
Deferred income taxes	191	(39)
Stock-based compensation	142	168
	8,763	6,764

Changes in operating assets and liabilities:
Accounts receivable	(3,364)	(1,863)
Inventories	(1,365)	526
Prepaid expenses	162	238
Other non-current assets	56	(50)
Accounts payable and accrued liabilities	89	(1,053)
Accrued income and other taxes	3,003	1,140
Other non-current liabilities	28	4
	7,372	5,706

Cash flows from investing activities:
Property, plant and equipment additions	(1,906)	(791)
Purchase of investments	(9,527)	--
Proceeds from maturities of investments	2,400	3,000
Net change in accrued interest on investments	(202)	65
	(9,235)	2,274

Cash flows from financing activities:
Exercise of stock options	--	343
Shares tendered for employees’ taxes on stock-based compensation	--	(501)
Tax benefit related to stock options	--	1,049
Dividends paid	(847)	(12,856)
	(847)	(11,965)

Net change in cash and cash equivalents	(2,710)	(3,985)
Cash and cash equivalents at beginning of period	10,670	20,694
Cash and cash equivalents at end of period	$7,960	$16,709

Cash paid for:
Income taxes	$270	$89

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ("2010 Form 10-K").  References herein to "Atrion," the "Company," "we," "our," and "us" refer to Atrion Corporation and its subsidiaries.

(2)	Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$8,747	$7,888
Work in process	4,556	3,985
Finished goods	5,462	5,527
Total inventories	$18,765	$17,400

(3)	Income per share
The following is the computation for basic and diluted income per share:

	Three months ended March 31,
	2011	2010
	(in thousands, except per share amounts)

Net income	$6,858	$4,697

Weighted average basic shares outstanding	2,016	2,018
Add: Effect of dilutive securities	14	12
Weighted average diluted shares outstanding	2,030	2,030

Earnings per share:
Basic	$3.40	$2.33
Diluted	$3.38	$2.31

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options, unvested restricted stock, restricted stock units and deferred stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 4 and 26 shares of common stock for the quarters ended March 31, 2010 and 2011, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)	Special Dividend

On January 4, 2010, we declared a special cash dividend of $6.00 per share on our common stock, payable on January 29, 2010 to stockholders of record at the close of business on January 19, 2010. The total payment for this special dividend was approximately $12.1 million.

(5)	Investments

As of March 31, 2011, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of March 31, 2011 ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:

Corporate bonds	$16,582	$253	$—	$16,835

Long-term Investments

Corporate bonds	$21,693	$464	$41	$22,116

At March 31, 2011, the length of time until maturity of these securities ranged from five to thirty-nine months.

(6)	Income Taxes

Our effective tax rate for the first quarter of 2011 was 34.2 percent, compared with 34.8 percent for the first quarter of 2010. The decrease in the effective tax rate for the 2011 period is primarily a result of the reinstatement in December 2010 of the federal tax credit for research and development, or R&D, expenditures.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Recent Accounting Pronouncements

From time to time, new accounting standards updates applicable to us are issued by the Financial Accounting Standards Board or, FASB, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards updates that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

(8)	Subsequent Event

On April 27, 2011, Alabama suffered a natural disaster of historic proportions when a large number of tornadoes hit the state. We operate a facility in the affected region. Our facility was not damaged, but the entire region was without power for several days. As a result, we have incurred and will continue to incur costs associated with disaster recovery, including assistance to our employees and community, the loss of several days of molding production, the running of our automated assembly on diesel generators, and the need to operate overtime during the second quarter to replenish safety stock of finished goods used to ensure continuous deliveries to our customers. Power has now been restored, and the facility is back to normal operations. We do not expect these additional costs or the interruption of our production to have a material adverse effect on our business, financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. Our other medical and non-medical products include instrumentation and disposables used in dialysis, and valves and inflation devices used in marine and aviation safety products.

Our products are used in a wide variety of applications by numerous customers. We encounter competition in all of our markets and compete primarily on the basis of product quality, price, engineering, customer service and delivery time.

Our strategy is to provide a broad selection of products in the areas of our expertise. R&D efforts are focused on improving current products and developing highly-engineered products that meet customer needs and have the potential for broad market applications and significant sales. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce indebtedness, to fund capital expenditures, to repurchase stock and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

●	Focusing on customer needs;
●	Expanding existing product lines and developing new products;
●	Maintaining a culture of controlling cost; and
●	Preserving and fostering a collaborative, entrepreneurial management structure.

For the three months ended March 31, 2011, we reported revenues of $30.6 million, operating income of $10.1 million and net income of $6.9 million, up 14 percent, 43 percent and 46 percent, respectively, from the three months ended March 31, 2010.

Results for the three months ended March 31, 2011

Consolidated net income totaled $6.9 million, or $3.40 per basic and $3.38 per diluted share, in the first quarter of 2011. This is compared with consolidated net income of $4.7 million, or $2.33 per basic and $2.31 per diluted share, in the first quarter of 2010. The income per basic share computations are based on weighted average basic shares outstanding of 2,016,180 in the 2011 period and 2,018,458 in the 2010 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,029,585 in the 2011 period and 2,030,268 in the 2010 period.

Consolidated revenues of $30.6 million for the first quarter of 2011 were 14 percent higher than revenues of $26.9 million for the first quarter of 2010. This increase was generally attributable to higher sales volumes and increased prices.

Revenues by product line were as follows (in thousands):

	Three Months ended March 31,
	2011	2010

Fluid Delivery	$11,727	$9,556
Cardiovascular	8,409	8,201
Ophthalmology	5,544	4,463
Other	4,909	4,682
Total	$30,589	$26,902

Cost of goods sold of $15.0 million for the first quarter of 2011 was $160,000 higher than in the comparable 2010 period. Our cost of goods sold in the first quarter of 2011 was 49.2 percent of revenues compared with 55.3 percent of revenues in the first quarter of 2010. The primary contributors to this improvement were favorable product mix, the impact of continued cost improvement initiatives and improved operational efficiencies.

Gross profit of $15.6 million in the first quarter of 2011 was $3.5 million, or 29 percent, higher than in the comparable 2010 period. Our gross profit percentage in the first quarter of 2011 was 50.8 percent of revenues compared with 44.7 percent of revenues in the first quarter of 2010. The increase in gross profit percentage in the 2011 period compared to the 2010 period was primarily related to improved product mix, cost improvement initiatives and favorable operational efficiencies.

Our first quarter 2011 operating expenses of $5.5 million were $469,000 higher than the operating expenses for the first quarter of 2010. This increase was comprised of a $431,000 increase in General and Administrative, or G&A, expenses and a $77,000 increase in Selling expenses partially offset by a $39,000 decrease in R&D expenses. The increase in G&A expenses for the first quarter of 2011 was principally attributable to increased compensation and increased outside services. The increase in Selling expenses for the first quarter of 2011 was primarily related to increased outside services, promotion and advertising, and commissions. The decrease in R&D costs was primarily related to reduced outside services.

Operating income in the first quarter of 2011 increased $3.1 million to $10.1 million, a 43 percent increase over operating income in the quarter ended March 31, 2010. Operating income was 33 percent of revenues in the first quarter of 2011 compared to 26 percent of revenues in the first quarter of 2010. The major contributor to the operating income improvement in the first quarter of 2011 was the previously mentioned increase in gross profit partially offset by the increase in operating expenses.

Income tax expense for the first quarter of 2011 was $3.6 million compared to income tax expense of $2.5 million for the same period in the prior year. The effective tax rate for the first quarter of 2011 was 34.2 percent, compared with 34.8 percent for the first quarter of 2010. The decrease in the effective tax rate for the 2011 period is primarily a result of the reinstatement in December 2010 of the federal tax credit for R&D expenditures. We expect the effective tax rate for the remainder of 2011 to be within a range of 34.0 to 35.0 percent.

Liquidity and Capital Resources
We have a $25.0 million revolving credit facility with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. We had no outstanding borrowings under our credit facility at March 31, 2011 or at December 31, 2010. The credit facility, which expires November 12, 2012, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At March 31, 2011, we were in compliance with all financial covenants and had $25.0 million available for borrowing under the credit facility. We believe that the bank providing the credit facility is highly-rated and that the entire $25.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At March 31, 2011, we had $46.2 million in cash and cash equivalents and short-term and long-term investments, an increase of $4.5 million from December 31, 2010. The principal contributor to this increase was the cash generated by operating activities.

As of March 31, 2011, we had working capital of $48.9 million, including $8.0 million in cash and cash equivalents and $16.6 million in short-term investments. The $4.6 million increase in working capital during the first three months of 2011 was primarily related to increases in short-term investments and receivables partially offset by decreases in cash and cash equivalents and increases in accrued income and other taxes. The increase in short-term investments is primarily related to purchases of short-term bonds. The increase in accounts receivable was primarily related to the increase in revenues for the first quarter of 2011 as compared with the fourth quarter of 2010. The decrease in cash and cash equivalents is primarily related to the purchase of investments. The increase in accrued income and other taxes is primarily related to the timing for payment of current income taxes.

Cash flows from operating activities generated $7.4 million for the three months ended March 31, 2011 as compared to $5.7 million for the three months ended March 31, 2010. The increase in the 2011 period was primarily attributable to increased operational results as compared to the 2010 period partially offset by increased cash requirements for working capital items. During the first three months of 2011, we expended $1.9 million for the addition of property and equipment. Maturities of investments generated $2.4 million during the first three months of 2011. We expended $9.5 million for the purchase of investments. We paid dividends of $847,000 during the first three months of 2011.

We believe that our $46.2 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $25.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary and our capital resources should not be materially impacted by the current economic environment. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2011.

For information regarding the effects on our Alabama facility of the tornadoes that hit the state of Alabama on April 27, 2011, see Part 1, Item 1, Financial Statements, Note 8 — Subsequent Event, in this Quarterly Report on Form 10-Q.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our expectations regarding the impact of the Alabama storms and our disaster recovery activities on our business, financial condition and results of operations, our effective tax rate for the remainder of 2011, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, the impact that the inability of the bank providing the credit facility to provide funds thereunder would have on our ability to fund operations, our access to equity and debt financing, the impact of the current economic environment on our capital resources and the increase in cash, cash equivalents, and investments in the remainder of 2011. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2011, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2010 Form 10-K.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1.	Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.	Risk Factors

There were no material changes to the risk factors disclosed in our 2010 Form 10-K.

Item 6.	Exhibits

Exhibit
Number	Description

3.1 Bylaws of Atrion Corporation (As last amended on April 13, 2011) (Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed April 14, 2011)

31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

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

Atrion Corporation
(Registrant)

Date: May 9, 2011	By:	/s/ Emile A. Battat
Emile A. Battat
Chairman and
Chief Executive Officer

Date: May 9, 2011	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer
(Principal Accounting and
Financial Officer)

Exhibit Index
Exhibit
Number	Description

3.1 Bylaws of Atrion Corporation (As last amended on April 13, 2011) (Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed April 14, 2011)

31.1 Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2 Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002