Form 10-Q
period 2011-06-30
ATRION CORP
filed 2011-08-04
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2011
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas  75002
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes           ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 11, 2011
Common stock, Par Value $0.10 per share	2,024,089

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Revenues	$31,139	$27,881	$61,728	$54,782
Cost of goods sold	14,684	14,851	29,721	29,727
Gross profit	16,455	13,030	32,007	25,055

Operating expenses:
Selling	1,341	1,346	2,836	2,764
General and administrative	3,949	2,829	7,333	5,783
Research and development	728	675	1,305	1,290
	6,018	4,850	11,474	9,837
Operating income	10,437	8,180	20,533	15,218

Interest income	342	213	668	374
Other income	--	--	2	1
	342	213	670	375

Income before provision for income taxes	10,779	8,393	21,203	15,593
Provision for income taxes	(3,760)	(2,962)	(7,326)	(5,464)

Net Income	$7,019	$5,431	$13,877	$10,129

Income per basic share	$3.48	$2.69	$6.88	$5.01
Weighted average basic shares outstanding	2,019	2,022	2,018	2,020

Income per diluted share	$3.46	$2.67	$6.84	$4.98
Weighted average diluted shares outstanding	2,030	2,033	2,030	2,032

Dividends per common share	$0.42	$0.36	$0.84	$6.72

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets	(in thousands)

Current assets:
Cash and cash equivalents	$9,744	$10,670
Short-term investments	19,166	10,715
Accounts receivable	14,835	11,521
Inventories	21,088	17,400
Prepaid expenses	2,780	1,050
Deferred income taxes	625	625
	68,238	51,981

Long-term investments	18,742	20,291

Property, plant and equipment	108,810	103,789
Less accumulated depreciation and amortization	55,676	53,125
	53,134	50,664

Other assets and deferred charges:
Patents	1,135	1,249
Goodwill	9,730	9,730
Other	779	737
	11,644	11,716

	$151,758	$134,652

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$9,938	$7,200
Accrued income and other taxes	807	552
	10,745	7,752

Line of credit	--	--

Other non-current liabilities	11,736	10,283

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized
10,000 shares, issued 3,420 shares	342	342
Paid-in capital	24,805	24,331
Retained earnings	143,453	131,286
Treasury shares,1,396 at June 30, 2011 and 1,404
at December 31, 2010, at cost	(39,323)	(39,342)
Total stockholders’ equity	129,277	116,617

	$151,758	$134,652

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$13,877	$10,129
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	3,163	3,884
Deferred income taxes	1,395	(197)
Stock-based compensation	461	323
	18,896	14,139

Changes in operating assets and liabilities:
Accounts receivable	(3,314)	(778)
Inventories	(3,688)	507
Prepaid expenses	(1,730)	(435)
Other non-current assets	18	(159)
Accounts payable and accrued liabilities	2,738	244
Accrued income and other taxes	255	1,555
Other non-current liabilities	58	10
	13,233	15,083

Cash flows from investing activities:
Property, plant and equipment additions	(5,519)	(1,806)
Purchase of investments	(9,723)	(19,373)
Proceeds from maturities of investments	2,400	3,000
Net change in accrued interest on investments	361	(130)
	(12,481)	(18,309)

Cash flows from financing activities:
Exercise of stock options	--	343
Shares tendered for employees’ taxes on stock-based
compensation	--	(501)
Tax benefit related to stock options	19	1,060
Dividends paid	(1,697)	(13,584)
	(1,678)	(12,682)

Net change in cash and cash equivalents	(926)	(15,908)
Cash and cash equivalents at beginning of period	10,670	20,694
Cash and cash equivalents at end of period	$9,744	$4,786

Cash paid for:
Income taxes	$6,893	$3,027

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

(2)           Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$9,065	$7,888
Work in process	4,871	3,985
Finished goods	7,152	5,527
Total inventories	$21,088	$17,400

(3)           Income per share

The following is the computation for basic and diluted income per share:

	Three months ended		Six months ended
	June, 30		June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Net income	$7,019	$5,431	$13,877	$10,129

Weighted average basic shares outstanding	2,019	2,022	2,018	2,020
Add: Effect of dilutive securities	11	11	12	12
Weighted average diluted shares outstanding	2,030	2,033	2,030	2,032

Earnings per share:
Basic	$3.48	$2.69	$6.88	$5.01
Diluted	$3.46	$2.67	$6.84	$4.98

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options, unvested restricted stock, restricted stock units and deferred stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 6,322 shares of common stock for the three and six month periods ended June 30, 2011 and dilutive securities representing 35 shares of common stock for the three and six month periods ended June 30, 2010 were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(5)           Investments

As of June 30, 2011, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of June 30, 2011 ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$19,166	$214	$—	$19,380

Long-term Investments:
Corporate bonds	$18,742	$466	$—	$19,208

At June 30, 2011, the length of time until maturity of these securities ranged from two to 36 months.

(6)           Income Taxes

Our effective tax rate for the second quarter of 2011 was 34.9 percent, compared with 35.3 percent for the second quarter of 2010. The decrease in the effective tax rate for the 2011 period is primarily a result of the absence of tax incentives for research and development, or R&D, expenditures in the 2010 period.

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

For the three months ended June 30, 2011, we reported revenues of $31.1 million, operating income of $10.4 million and net income of $7.0 million, up 12 percent, 28 percent and 29 percent, respectively, from the three months ended June 30, 2010. For the six months ended June 30, 2011, we reported revenues of $61.7 million, operating income of $20.5 million and net income of $13.9 million, up 13 percent, 35 percent and 37 percent, respectively, from the six months ended June 30, 2010.

Results for the three months ended June 30, 2011

Consolidated net income totaled $7.0 million, or $3.48 per basic and $3.46 per diluted share, in the second quarter of 2011. This is compared with consolidated net income of $5.4 million, or $2.69 per basic and $2.67 per diluted share, in the second quarter of 2010. The income per basic share computations are based on weighted average basic shares outstanding of 2,019,320 in the 2011 period and 2,021,755 in the 2010 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,030,402 in the 2011 period and 2,032,961 in the 2010 period.

Consolidated revenues of $31.1 million for the second quarter of 2011 were 12 percent higher than revenues of $27.9 million for the second quarter of 2010. This increase was generally attributable to higher sales volumes and increased prices.

Revenues by product line were as follows (in thousands):

	Three Months ended
	June 30,
	2011	2010

Fluid Delivery	$12,490	$10,728
Cardiovascular	8,222	7,836
Ophthalmology	5,407	4,507
Other	5,020	4,810
Total	$31,139	$27,881

Cost of goods sold of $14.7 million for the second quarter of 2011 was $167,000 lower than in the comparable 2010 period. Our cost of goods sold in the second quarter of 2011 was 47.2 percent of revenues compared with 53.3 percent of revenues in the second quarter of 2010. The primary contributors to this improvement were favorable product mix, the impact of continued cost improvement initiatives and favorable operational efficiencies.

Gross profit of $16.5 million in the second quarter of 2011 was $3.4 million, or 26 percent, higher than in the comparable 2010 period. Our gross profit percentage in the second quarter of 2011 was 52.8 percent of revenues compared with 46.7 percent of revenues in the second quarter of 2010. The increase in gross profit percentage in the 2011 period compared to the 2010 period was primarily related to favorable product mix, cost improvement initiatives and favorable operational efficiencies.

Our second quarter 2011 operating expenses of $6.0 million were $1.2 million higher than the operating expenses for the second quarter of 2010. This increase was comprised of a $1.1 million increase in General and Administrative, or G&A, expenses and a $53,000 increase in R&D expenses partially offset by a $5,000 decrease in Selling expenses. The increase in G&A expenses for the second quarter of 2011 was principally attributable to increased outside services and increased compensation. The increase in R&D expenses for the second quarter of 2011 was primarily related to increased outside services and compensation partially offset by decreased supplies.

Operating income in the second quarter of 2011 increased $2.3 million to $10.4 million, a 28 percent increase over operating income in the quarter ended June 30, 2010. Operating income was 34 percent of revenues in the second quarter of 2011 compared to 29 percent of revenues in the second quarter of 2010. The major contributor to the operating income improvement in the second quarter of 2011 was the previously mentioned increase in gross profit partially offset by the increase in operating expenses.

Income tax expense for the second quarter of 2011 was $3.8 million compared to income tax expense of $3.0 million for the same period in the prior year. The effective tax rate for the second quarter of 2011 was 34.9 percent, compared with 35.3 percent for the second quarter of 2010. The decrease in the effective tax rate for the 2011 period was primarily a result of the reinstatement in December 2010 of the federal tax credit for R&D expenditures. We expect the effective tax rate for the remainder of 2011 to be within a range of 34.0 to 35.0 percent.

Results for the six months ended June 30, 2011

Consolidated net income totaled $13.9 million, or $6.88 per basic and $6.84 per diluted share, in the first six months of 2011. This is compared with consolidated net income of $10.1 million, or $5.01 per basic and $4.98 per diluted share, in the first six months of 2010.  The income per basic share computations are based on weighted average basic shares outstanding of 2,017,759 in the 2011 period and 2,020,116 in the 2010 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,029,993 in the 2011 period and 2,031,614 in the 2010 period.

Consolidated revenues of $61.7 million for the first six months of 2011 were 13 percent higher than revenues of $54.8 million for the first six months of 2010. This increase was generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Six Months ended
	June 30,
	2011	2010

Fluid Delivery	$24,217	$20,283
Cardiovascular	16,631	16,037
Ophthalmology	10,951	8,971
Other	9,929	9,491
Total	$61,728	$54,782

Cost of goods sold of $29.7 million for the first six months of 2011 was $6,000 lower than in the comparable 2010 period. Our cost of goods sold in the first six months of 2011 was 48.1 percent of revenues compared with 54.3 percent of revenues in the first six months of 2010. The primary contributors to this improvement were favorable product mix, the impact of continued cost improvement initiatives and favorable operational efficiencies.

Gross profit of $32.0 million in the first six months of 2011 was $7.0 million, or 28 percent, higher than in the comparable 2010 period. Our gross profit percentage in the first six months of 2011 was 51.9 percent of revenues compared with 45.7 percent of revenues in the first six months of 2009. The increase in gross profit percentage in the 2011 period compared to the 2010 period was primarily related to favorable product mix, cost improvement initiatives and favorable operational efficiencies.

Our operating expenses for the first six months of 2011 of $11.5 million were $1.6 million higher than the operating expenses for the first six months of 2010. This increase was comprised of a $1.6 million increase in G&A expenses, a $72,000 increase in Selling expenses and a $15,000 increase in R&D expenses. The increase in G&A expenses for the first six months of 2011 was principally attributable to increased compensation and increased outside services. The increase in Selling expenses for the first six months of 2011 was primarily related to outside services. The increase in R&D costs was primarily related to increased compensation partially offset by reduced supplies.

Operating income in the first six months of 2011 increased $5.3 million to $20.5 million, a 35 percent increase over operating income in the six months ended June 30, 2010. Operating income was 33 percent of revenues in the first six months of 2011 compared to 28 percent of revenues in the first six months of 2010. The major contributor to the operating income improvement in the first six months of 2011 was the previously mentioned increase in gross profit.

Interest income for the six months ended June 30, 2011 increased $294,000 over the same period in 2010 primarily as a result of increased levels of investments. Income tax expense for the first six months of 2011 was $7.3 million compared to income tax expense of $5.5 million for the same period in the prior year. The effective tax rate for the first six months of 2011 was 34.6 percent, compared with 35.0 percent for the first six months of 2010. The decrease in the effective tax rate for the 2011 period is primarily a result of the absence of tax incentives for R&D expenditures in 2010.

Liquidity and Capital Resources

We have a $25.0 million revolving credit facility with a money center bank to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. We had no outstanding borrowings under our credit facility at June 30, 2011 or at December 31, 2010. The credit facility, which expires November 12, 2012, and may be extended under certain circumstances, contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At June 30, 2011, we were in compliance with all financial covenants and had $25.0 million available for borrowing under the credit facility. We believe that the bank providing the credit facility is highly-rated and that the entire $25.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At June 30, 2011, we had $47.7 million in cash and cash equivalents and short-term and long-term investments, an increase of $6.0 million from December 31, 2010. The principal contributor to this increase was the cash generated by operating activities.

As of June 30, 2011, we had working capital of $57.5 million, including $9.7 million in cash and cash equivalents and $19.2 million in short-term investments. The $13.3 million increase in working capital during the first six months of 2011 was primarily related to increases in short-term investments, receivables and inventories partially offset by increases in accounts payable and accrued liabilities. The increase in short-term investments is primarily related to purchases of short-term bonds. The increase in accounts receivable was primarily related to the increase in revenues for the second quarter of 2011 as compared with the fourth quarter of 2010. The change in inventories is related to increased stocking levels necessary to support current operations. In addition, the Company began purchasing critical raw material in large volumes to hedge against future price increases and take advantage of volume discounts.  The increase in accounts payable and accrued liabilities was primarily related to increased inventory levels.

Cash flows from operating activities generated $13.2 million for the six months ended June 30, 2011 as compared to $15.1 million for the six months ended June 30, 2010. The decrease in the 2011 period was primarily attributable to increased cash requirements for working capital items for the 2011 period partially offset by increased operational results as compared to the 2010 period. During the first six months of 2011, we expended $5.5 million for the addition of property and equipment, $3.6 million of which was spent in the 2011 second quarter. Maturities of investments generated $2.4 million during the first six months of 2011. We expended $9.7 million for the purchase of investments and we paid dividends of $1.7 million during the first six months of 2011.

We believe that our $47.7 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $25.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary and our capital resources should not be materially impacted by the current economic environment. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2011.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2011, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, the impact that the inability of the bank providing the credit facility to provide funds thereunder would have on our ability to fund operations, our access to equity and debt financing, the impact of the current economic environment on our capital resources and the increase in cash, cash equivalents, and investments during the remainder of 2011. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended June 30, 2011, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2010 Form 10-K.

Item 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1.   Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in our 2010 Form 10-K.

Item 6.   Exhibits

Exhibit
Number	Description

10.1	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on May 26, 2011)

10.2	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan

10.3	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan

10.4	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan

10.5	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan

10.6	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: August 4, 2011	By:	/s/ David A. Battat
David A. Battat
President and Chief
Executive Officer

Date: August 4, 2011	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer
(Principal Accounting and
Financial Officer)

Exhibit Index

Exhibit
Number	Description

10.1	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on May 26, 2011)

10.2	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan

10.3	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan

10.4	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan

10.5	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan

10.6	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document