Form 10-Q
period 2011-09-30
ATRION CORP
filed 2011-11-02
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes         ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 11, 2011
Common stock, Par Value $0.10 per share	2,015,693

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Revenues	$30,457	$27,156	$92,185	$81,939
Cost of goods sold	15,161	14,180	44,882	43,908
Gross profit	15,296	12,976	47,303	38,031

Operating expenses:
Selling	1,220	1,312	4,056	4,076
General and administrative	3,294	2,901	10,627	8,684
Research and development	778	760	2,083	2,050
	5,292	4,973	16,766	14,810
Operating income	10,004	8,003	30,537	23,221

Interest income	325	315	993	689
Other income	1	2	3	2
	326	317	996	691

Income before provision for income taxes	10,330	8,320	31,533	23,912
Provision for income taxes	(3,556)	(2,920)	(10,883)	(8,384)

Net Income	$6,774	$5,400	$20,650	$15,528

Income per basic share	$3.35	$2.68	$10.22	$7.69
Weighted average basic shares outstanding	2,023	2,017	2,020	2,019

Income per diluted share	$3.33	$2.66	$10.17	$7.65
Weighted average diluted shares outstanding	2,033	2,029	2,031	2,031

Dividends per common share	$0.49	$0.42	$1.33	$7.14

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
Assets	2011	2010
	(in thousands)
Current assets:
Cash and cash equivalents	$18,687	$10,670
Short-term investments	20,508	10,715
Accounts receivable	13,655	11,521
Inventories	23,422	17,400
Prepaid expenses	1,467	1,050
Deferred income taxes	625	625
	78,364	51,981

Long-term investments	13,529	20,291

Property, plant and equipment	111,270	103,789
Less accumulated depreciation and amortization	57,146	53,125
	54,124	50,664

Other assets and deferred charges:
Patents	1,067	1,249
Goodwill	9,730	9,730
Other	766	737
	11,563	11,716

	$157,580	$134,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,553	$7,200
Accrued income and other taxes	1,301	552
	11,854	7,752

Line of credit	--	--

Other non-current liabilities	11,901	10,283

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized
10,000 shares, issued 3,420 shares	342	342
Paid-in capital	25,155	24,331
Retained earnings	149,227	131,286
Treasury shares,1,404 at September 30, 2011 and 1,404
at December 31, 2010, at cost	(40,899)	(39,342)
Total stockholders’ equity	133,825	116,617

	$157,580	$134,652

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$20,650	$15,528
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	4,861	5,457
Deferred income taxes	1,725	56
Stock-based compensation	758	464
	27,994	21,505

Changes in operating assets and liabilities:
Accounts receivable	(2,134)	(1,981)
Inventories	(6,022)	233
Prepaid expenses	(417)	(234)
Other non-current assets	52	(111)
Accounts payable and accrued liabilities	3,353	1,807
Accrued income and other taxes	749	830
Other non-current liabilities	(107)	(89)
	23,468	21,960

Cash flows from investing activities:
Property, plant and equipment additions	(8,138)	(2,492)
Purchase of investments	(9,723)	(19,212)
Proceeds from maturities of investments	6,290	4,000
Net change in accrued interest on investments	320	(201)
	(11,251)	(17,905)

Cash flows from financing activities:
Exercise of stock options	--	343
Shares tendered for employees’ taxes on stock-based compensation	(78)	(501)
Tax benefit related to stock options	79	1,096
Purchase of treasury stock	(1,513)	(1,407)
Dividends paid	(2,688)	(14,429)
	(4,200)	(14,898)

Net change in cash and cash equivalents	8,017	(10,843)
Cash and cash equivalents at beginning of period	10,670	20,694
Cash and cash equivalents at end of period	$18,687	$9,851

Cash paid for:
Income taxes	$9,037	$6,735

The accompanying notes are an integral part of these financial statements.

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

(2)           Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$9,988	$7,888
Work in process	4,508	3,985
Finished goods	8,926	5,527
Total inventories	$23,422	$17,400

(3)           Income per share

The following is the computation for basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Net income	$6,774	$5,400	$20,650	$15,528
Weighted average basic shares outstanding	2,023	2,017	2,020	2,019
Add: Effect of dilutive securities	10	12	11	12
Weighted average diluted shares outstanding	2,033	2,029	2,031	2,031

Earnings per share:
Basic	$3.35	$2.68	$10.22	$7.69
Diluted	$3.33	$2.66	$10.17	$7.65

Incremental shares from stock options, unvested restricted stock, restricted stock units and deferred stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 2,271 shares of common stock for the three and nine month periods ended September 30, 2011 and dilutive securities representing 32 shares of common stock for the three and nine month periods ended September 30, 2010 were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(5)           Investments

As of September 30, 2011, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of September 30, 2011 ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$20,508	$109	$53	$20,564

Long-term Investments:
Corporate bonds	$13,529	$89	$46	$13,572

At September 30, 2011, the length of time until maturity of these securities ranged from one to 33 months.

(6)           Income Taxes

Our effective tax rate for the third quarter of 2011 was 34.4 percent, compared with 35.1 percent for the third quarter of 2010. The decrease in the effective tax rate for the 2011 period is primarily a result of the absence of tax incentives for research and development, or R&D, expenditures in the 2010 period.

(7)           Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance in ASC 350 "Intangibles - Goodwill and other" intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. We do not expect this guidance will have a material impact on our financial statements.

From time to time, new accounting standards updates applicable to us are issued by the FASB which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards updates that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

(8)           Credit Facility

Effective October 1, 2011, our revolving credit facility with a money center bank was amended to increase the maximum principal amount of our revolving line of credit from $25.0 million to $40.0 million. Such amendment also extended the termination date for advances under the revolving line of credit to October 1, 2016. The credit facility is to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions.

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

For the three months ended September 30, 2011, we reported revenues of $30.5 million, operating income of $10.0 million and net income of $6.8 million, up 12 percent, 25 percent and 25 percent, respectively, from the three months ended September 30, 2010. For the nine months ended September 30, 2011, we reported revenues of $92.2 million, operating income of $30.5 million and net income of $20.7 million, up 13 percent, 32 percent and 33 percent, respectively, from the nine months ended September 30, 2010.

Results for the three months ended September 30, 2011

Consolidated net income totaled $6.8 million, or $3.35 per basic and $3.33 per diluted share, in the third quarter of 2011. This is compared with consolidated net income of $5.4 million, or $2.68 per basic and $2.66 per diluted share, in the third quarter of 2010. The income per basic share computations are based on weighted average basic shares outstanding of 2,023,404 in the 2011 period and 2,016,920 in the 2010 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,033,062 in the 2011 period and 2,028,737 in the 2010 period.

Consolidated revenues of $30.5 million for the third quarter of 2011 were 12 percent higher than revenues of $27.2 million for the third quarter of 2010. This increase was generally attributable to higher sales volumes and increased prices.

Revenues by product line were as follows (in thousands):

	Three Months ended September 30,
	2011	2010

Fluid Delivery	$11,137	$9,981
Cardiovascular	8,983	7,488
Ophthalmology	5,337	5,120
Other	5,000	4,567
Total	$30,457	$27,156

Cost of goods sold of $15.2 million for the third quarter of 2011 was $981,000 higher than in the comparable 2010 period. Our cost of goods sold in the third quarter of 2011 was 49.8 percent of revenues compared with 52.2 percent of revenues in the third quarter of 2010. The primary contributors to this improvement were favorable product mix, the impact of continued cost improvement initiatives and favorable operational efficiencies.

Gross profit of $15.3 million in the third quarter of 2011 was $2.3 million, or 18 percent, higher than in the comparable 2010 period. Our gross profit percentage in the third quarter of 2011 was 50.2 percent of revenues compared with 47.8 percent of revenues in the third quarter of 2010. The increase in gross profit percentage in the 2011 period compared to the 2010 period was primarily related to favorable product mix, cost improvement initiatives and favorable operational efficiencies.

Our third quarter 2011 operating expenses of $5.3 million were $319,000 higher than the operating expenses for the third quarter of 2010. This increase was comprised of a $393,000 increase in General and Administrative, or G&A, expenses and an $18,000 increase in R&D expenses partially offset by a $92,000 decrease in Selling expenses. The increase in G&A expenses for the third quarter of 2011 was principally attributable to increased outside services and increased compensation. The increase in R&D expenses for the third quarter of 2011 was primarily related to increased compensation and increased supplies partially offset by decreased outside services. The decrease in Selling expenses is primarily related to reduced compensation, decreased travel and reduced commissions partially offset by increased outside services.

Operating income in the third quarter of 2011 increased $2.0 million to $10.0 million, a 25 percent increase over operating income in the quarter ended September 30, 2010. Operating income was 33 percent of revenues in the third quarter of 2011 compared to 29 percent of revenues in the third quarter of 2010. The major contributor to the operating income improvement in the third quarter of 2011 was the previously mentioned increase in gross profit partially offset by the increase in operating expenses.

Income tax expense for the third quarter of 2011 was $3.6 million compared to income tax expense of $2.9 million for the same period in the prior year. The effective tax rate for the third quarter of 2011 was 34.4 percent, compared with 35.1 percent for the third quarter of 2010. The decrease in the effective tax rate for the 2011 period was primarily a result of the reinstatement in December 2010 of the federal tax credit for R&D expenditures. We expect the effective tax rate for the remainder of 2011 to be within a range of 34.0 to 35.0 percent.

Results for the nine months ended September 30, 2011

Consolidated net income totaled $20.7 million, or $10.22 per basic and $10.17 per diluted share, in the first nine months of 2011. This is compared with consolidated net income of $15.5 million, or $7.69 per basic and $7.65 per diluted share, in the first nine months of 2010.  The income per basic share computations are based on weighted average basic shares outstanding of 2,019,661 in the 2011 period and 2,019,038 in the 2010 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,031,036 in the 2011 period and 2,030,655 in the 2010 period.

Consolidated revenues of $92.2 million for the first nine months of 2011 were 13 percent higher than revenues of $81.9 million for the first nine months of 2010. This increase was generally attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):
	Nine months ended September 30,
	2011	2010

Fluid Delivery	$35,354	$30,264
Cardiovascular	25,614	23,525
Ophthalmology	16,288	14,091
Other	14,929	14,059
Total	$92,185	$81,939

Cost of goods sold of $44.9 million for the first nine months of 2011 was $974,000 higher than in the comparable 2010 period. Our cost of goods sold in the first nine months of 2011 was 48.7 percent of revenues compared with 53.6 percent of revenues in the first nine months of 2010. The primary contributors to this improvement were favorable product mix, the impact of continued cost improvement initiatives and favorable operational efficiencies.

Gross profit of $47.3 million in the first nine months of 2011 was $9.3 million, or 24 percent, higher than in the comparable 2010 period. Our gross profit percentage in the first nine months of 2011 was 51.3 percent of revenues compared with 46.4 percent of revenues in the first nine months of 2009. The increase in gross profit percentage in the 2011 period compared to the 2010 period was primarily related to favorable product mix, cost improvement initiatives and favorable operational efficiencies.

Our operating expenses for the first nine months of 2011 of $16.8 million were $2.0 million higher than the operating expenses for the first nine months of 2010. This increase was comprised of a $1.9 million increase in G&A expenses and a $33,000 increase in R&D expenses partially offset by a $20,000 decrease in Selling expenses. The increase in G&A expenses for the first nine months of 2011 was principally attributable to increased compensation and increased outside services. The increase in R&D costs was primarily related to increased compensation and increased supplies partially offset by reduced outside services. The decrease in Selling expenses for the first nine months of 2011 was primarily related to reduced compensation and travel expenses partially offset by increased outside services.

Operating income in the first nine months of 2011 increased $7.3 million to $30.5 million, a 32 percent increase over operating income in the nine months ended September 30, 2010. Operating income was 33 percent of revenues in the first nine months of 2011 compared to 28 percent of revenues in the first nine months of 2010. The major contributor to the operating income improvement in the first nine months of 2011 was the previously mentioned increase in gross profit.

Interest income for the nine months ended September 30, 2011 increased $304,000 over the same period in 2010 primarily as a result of increased levels of investments. Income tax expense for the first nine months of 2011 was $10.9 million compared to income tax expense of $8.4 million for the same period in the prior year. The effective tax rate for the first nine months of 2011 was 34.5 percent, compared with 35.0 percent for the first nine months of 2010. The decrease in the effective tax rate for the 2011 period is primarily a result of the absence of tax incentives for R&D expenditures in 2010.

Liquidity and Capital Resources
Effectiver October 1, 2011, our revolving credit facility with a money center bank was amended to increase the maximum principal amount of our revolving line of credit from $25.0 million to $40.0 million and to extend the termination date for advances under the revolving line of credit to October 1, 2016. The credit facility is to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2106 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at September 30, 2011 or at December 31, 2010. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At September 30, 2011, we were in compliance with all financial covenants. We believe that the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At September 30, 2011, we had $52.7 million in cash and cash equivalents and short-term and long-term investments, an increase of $11.0 million from December 31, 2010. The principal contributor to this increase was the cash generated by operating activities.

As of September 30, 2011, we had working capital of $66.5 million, including $18.7 million in cash and cash equivalents and $20.5 million in short-term investments. The $22.3 million increase in working capital during the first nine months of 2011 was primarily related to increases in short-term investments, receivables and inventories partially offset by increases in accounts payable and accrued liabilities. The increase in short-term investments was primarily related to purchases of short-term bonds. The increase in accounts receivable was primarily related to the increase in revenues for the third quarter of 2011 as compared with the fourth quarter of 2010. The change in inventories was related to increased stocking levels necessary to support current operations, to assure uninterrupted deliveries and to ensure high customer  service levels. In addition, the Company began purchasing critical raw material in large volumes to hedge against future price increases and take advantage of volume discounts.  The increase in accounts payable and accrued liabilities was primarily related to increased inventory levels.

Cash flows from operating activities generated $23.5 million for the nine months ended September 30, 2011 as compared to $22.0 million for the nine months ended September 30, 2010. The increase in the 2011 period was primarily attributable to increased operational results as compared to the 2010 period partially offset by increased cash requirements for working capital items, specifically inventories, for the 2011 period. During the first nine months of 2011, we expended $8.1 million for the addition of property and equipment. Maturities of investments generated $6.3 million during the first nine months of 2011. We expended $9.7 million for the purchase of investments and we paid dividends of $2.7 million during the first nine months of 2011.

We believe that our $52.7 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary and our capital resources should not be materially impacted by the current economic environment. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2011.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2011, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under our credit facility, the impact that the inability of the bank providing the credit facility to provide funds thereunder would have on our ability to fund operations, our access to equity and debt financing, the impact of the current economic environment on our capital resources and the increase in cash, cash equivalents, and investments during the remainder of 2011. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended September 30, 2011, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2010 Form 10-K.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/11 through 7/31/11	-	-	-	58,105
8/1/11 through 8/31/11	-	-	-	58,105
9/1/2011 through 9/30/2011	8,000	$189.12	8,000	192,000
Total	8,000	$189.12	8,000	192,000

(1)
On August 16, 2011, our Board of Directors terminated the stock repurchase program that was adopted in April 2000 and replaced it with a new stock repurchase program pursuant to which we can repurchase up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions. A total of 58,105 shares remained eligible for repurchase under the April 2000 program when it was terminated. The new stock repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

ITEM 6.	Exhibits

Exhibit
Number	Description

10.1	Second Amendment to Loan and Security Agreement dated November 7, 2003

10.2	Third Amendment to Line of Credit Promissory Note dated November 7, 2003

10.3	Third Amendment to Loan and Security Agreement dated September 1, 2005

10.4	Fourth Amendment to Line of Credit Promissory Note dated September 1, 2005

10.5	Fourth Amendment to Loan and Security Agreement dated July 1, 2008

10.6	Fifth Amendment to Line of Credit Promissory Note dated July 1, 2008

10.7	Fifth Amendment to Loan and Security Agreement dated September 30, 2008

10.8	Sixth Amendment to Loan and Security Agreement and Loan Increase Agreement dated October 1, 2011

10.9	Sixth Amendment to Line of Credit Promissory Note dated October 1, 2011

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: November 2, 2011	By:	/s/ David A. Battat
David A. Battat
President and Chief
Executive Officer

Date: November 2, 2011	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer
(Principal Accounting and
Financial Officer)

Exhibit Index

Exhibit
Number	Description

10.1	Second Amendment to Loan and Security Agreement dated November 7, 2003

10.2	Third Amendment to Line of Credit Promissory Note dated November 7, 2003

10.3	Third Amendment to Loan and Security Agreement dated September 1, 2005

10.4	Fourth Amendment to Line of Credit Promissory Note dated September 1, 2005

10.5	Fourth Amendment to Loan and Security Agreement dated July 1, 2008

10.6	Fifth Amendment to Line of Credit Promissory Note dated July 1, 2008

10.7	Fifth Amendment to Loan and Security Agreement dated September 30, 2008

10.8	Sixth Amendment to Loan and Security Agreement and Loan Increase Agreement dated October 1, 2011

10.9	Sixth Amendment to Line of Credit Promissory Note dated October 1, 2011

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document