Form 10-K
period 2011-12-31
ATRION CORP
filed 2012-03-12
CIK 701288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from __to __
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
Yes ☐    No ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2011, was $311,748,822 based on the last reported sales price of the common stock on the NASDAQ Global Select Market on such date. Shares of voting stock held by executive officers, directors and holders of more than 10% of the outstanding voting shares have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that such person is controlled by or under common control of the Registrant

Number of shares of Common Stock outstanding at February 22, 2012: 2,019,943

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2012 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2011
________

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.                 BUSINESS

General

Atrion Corporation and its subsidiaries (”we,” “our,” “us,” “Atrion,” or the “Company”) develop and manufacture products, primarily for medical applications. Our medical products range from fluid delivery devices to ophthalmic and cardiovascular products.

Our fluid delivery products accounted for 38 percent, 36 percent and 35 percent of net revenues for 2011, 2010 and 2009, respectively. These products include proprietary valves that promote infection control and needle safety. We have developed a wide variety of luer syringe check valves and one-way valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, catheter and other applications. We also make tubing clamps in a variety of materials and colors that are compatible with various grades of tubing and sterilization processes, and produce specialized intravenous sets for use in numerous applications including anesthesia and oncology.

Our cardiovascular products accounted for 29 percent of our net revenues for each of 2011, 2010 and 2009. At the heart of our cardiovascular products is the MPS2® Myocardial Protection System, or MPS2, a proprietary technology that delivers essential fluids and medications to the heart during open-heart surgery. The MPS2 integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible management of this process, indicating improved patient outcomes. The MPS2 is the only device used in open-heart surgery that allows for the mixing of drugs into the bloodstream without diluting the blood. The MPS2 employs advanced pump, temperature control and microprocessor technologies and includes a line of disposable products. We also develop and manufacture other cardiovascular products such as cardiac surgery vacuum relief valves; silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; as well as products used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

Our ophthalmic products accounted for 17 percent, 18 percent and 19 percent of our net revenues for 2011, 2010 and 2009, respectively. We are a leading manufacturer of contact lens disinfection cases. We also manufacture a proprietary line of balloon catheters used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora, or chronic tearing. People affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of nasolacrimal blockage. Our balloon catheters are the only balloon catheters with United States Food and Drug Administration, or FDA, approval for use in the treatment of nasolacrimal duct obstruction.

Our other medical and non-medical products accounted for 16 percent, 17 percent and 17 percent of our net revenues for 2011, 2010 and 2009, respectively. One of these product lines consists of instrumentation and associated disposables used to measure the activated clotting time of blood. In addition, we manufacture and sell a line of products designed for safe needle and scalpel blade containment. We are also the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture inflation systems and valves for products such as life vests, life rafts, inflatable boats, survival equipment, and other inflatable structures. We also produce one-way and two-way pressure relief valves for use on electronics cases, munitions cases, pressure vessels, transportation container cases, escape slides, and many other medical and non-medical applications

Marketing and Major Customers

We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. We sell our products through a sales force which consists of direct sales personnel, independent sales representatives and distributors.  Our sales managers also work closely with major customers in designing and developing products to meet customer requirements.

Our net revenues from sales to customers outside the United States totaled approximately 42 percent, 40 percent and 39 percent of our net revenues for 2011, 2010 and 2009, respectively. Our international sales are made to various manufacturers and through distributors in over 60 countries.  Revenues from sales to customers in Canada totaled approximately 15 percent, 16 percent and 15 percent of our net revenues for 2011, 2010 and 2009, respectively. Additional information about our revenues from customers in and outside of the United States over the past three years is set forth in Part II, Item 8 of this Form 10-K.

We offer customer service, training and education, and technical support such as field service, spare parts, maintenance and repair for certain of our products. We periodically advertise our products in trade journals, routinely attend and participate in industry trade shows throughout the United States and internationally, and sponsor scientific symposia as a means of disseminating product information. We may provide supportive literature on the benefits of our products.

During 2011, Novartis International AG was our only customer accounting for more than 10 percent of our revenues, with sales of various of our products to several divisions of Novartis accounting for approximately 13 percent of our net revenues.

Manufacturing

Our medical products and other components are produced at facilities in Florida, Alabama and Texas. The facilities in Alabama and Florida both utilize plastic injection molding and specialized assembly as their primary manufacturing processes. Our other manufacturing processes consist of the assembly of standard and custom component parts, including the assembly of electronic components, and the testing of completed products.

We are subject to the FDA’s Quality System Regulation, or QSR, which requires manufacturers of medical devices to adhere to certain design testing, quality control, documentation and other quality assurance procedures during the manufacturing process. We devote significant attention to quality assurance. Our quality assurance measures begin with the suppliers which participate in our supplier quality assurance program. These measures continue at the manufacturing level where many components are assembled in a clean room environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Most finished products are then shipped to outside processors for sterilization by radiation or ethylene oxide gas. After sterilization, the products are quarantined and tested before they are shipped to customers.

Skilled workers are required for the manufacturing of our products, and we believe that additional workers with these skills are readily available in the areas where our plants are located.

Our medical device operations are ISO13485:2003 certified and are subject to FDA jurisdiction. Our non-medical device operations are ISO9001-2008 certified.

Research and Development

A well-targeted research and development program is an essential part of our activities, and we are currently engaged in a number of research and development projects. The objective of this program is to develop new products in our current product lines, improve current products and develop new product lines. The Company expects to continue additional research and development in 2012 in all these areas.

Our consolidated research and development expenditures for 2011, 2010 and 2009 were $2,868,000, $2,669,000, and $3,054,000, respectively.

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

We contract with various suppliers to provide the component parts necessary to assemble our products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources that manufacture these components using our tooling. We believe that there are satisfactory alternative sources for single-sourced components, although a sudden disruption in supply from one or more of these suppliers could adversely affect our ability to deliver finished products on time. We own the molds used for production of nearly all our components. Consequently, in the event of supply disruption, we should be able to fabricate our own components or contract with another supplier, albeit after a possible delay in the production process.

Patents and License Agreements

Our commercial success is dependent, in part, on our ability to continue to develop patentable products, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. We currently have 360 active patents and patent applications pending on products that are either being sold or are in development. We pay royalties to outside parties for four patents. All of these patents and patents pending relate to products currently being sold by us or to products in evaluation stages.  Our patents expire at various times over the next 18 years.

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

We design products for a customer or potential customer prior to entering into long-term development and manufacturing agreements with that customer. Because these products are somewhat limited in number and normally are only a component of the ultimate product sold by our customers, we are dependent on our ability to meet the quality requirements of those major healthcare companies and must continually be attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. Additionally, we are dependent on our customer’s success in the marketing of the ultimate product sold. We also compete in the market for inflation devices used in marine and aviation equipment.

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

In March 2010, comprehensive health care reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) was enacted. Among other provisions, this legislation imposes a 2.3 percent excise tax on the sale in the United States of certain medical devices by the manufacturer, producer or importer after December 31, 2012. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts and imposes new reporting and disclosure requirements for medical device manufacturers effective March 30, 2013. Many of these provisions will be implemented through the regulatory process, and many policy details have not yet been finalized. Various healthcare reform proposals have also emerged at the state level.

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

Fraud and Abuse Laws

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. Violation of these laws can result in significant penalties, imprisonment and exclusion from Medicare, Medicaid and other federal healthcare programs. Government officials have focused recent enforcement efforts on, among other things, sales and marketing activities of pharmaceutical, medical device and other healthcare companies.

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

People

At January 31, 2012, we had 458 full-time employees. We are proud that many of our employees have tenures with us ranging from 10 to 30 years.

Available Information

Our website address is www.atrioncorp.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission, or SEC. These filings are also available at www.sec.gov.

ITEM 1A.                      RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition and results of operations could be materially adversely affected by any of these risks. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us.

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
We may be subject to product liability claims involving claims of personal injury or property damage. Our product liability insurance coverage may not be adequate to cover the cost of defense and the potential award in the event of a claim. A product liability claim, regardless of its merit or outcome, could result in significant legal defense costs. Also, a well-publicized actual or perceived problem with one or more of our products could adversely affect our reputation and reduce the demand for our products.

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
Others may challenge the validity of any patents issued to us, and we could encounter legal and financial difficulties in enforcing our patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render our patents less valuable or obsolete. Our patents expire at various times over the next 18 years. Once patents expire, some customers may not continue to purchase from us, opting for competitive copies instead. If we do not develop and launch new products prior to the expiration of patents for our existing products, our sales and profits could decline substantially.

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

We are subject to numerous governmental regulations relating to, among other things, our ability to sell our products, third-party reimbursement and Medicare and Medicaid fraud and abuse. If we do not comply with applicable governmental regulations, governmental authorities could do one or more of the following:
•	impose fines and penalties on us;
•	prevent us from manufacturing our products;
•	bring civil or criminal charges against us;
•	delay the introduction of our new products into the market;
•	recall or seize our products;
•	exclusion from participation in Medicare and Medicaid and other federal healthcare programs;
•	disrupt the manufacture or distribution of our products; or
•	withdraw or deny approvals for our products.

Any one of these actions could materially adversely affect our revenues and profitability and harm our reputation.

•	We will be unable to sell our products if we fail to comply with manufacturing regulations.
To manufacture our products commercially, we must comply with governmental manufacturing regulations that govern design controls, quality systems and documentation policies and procedures, including continued compliance with QSR. The FDA and equivalent foreign governmental authorities periodically inspect our manufacturing facilities and the manufacturing facilities of our OEM medical device customers. If we or our OEM medical device customers fail to comply with these manufacturing regulations, including meeting our reporting obligations to the FDA, or fail any FDA inspections, marketing or distribution of our products may be prevented or delayed, which would negatively impact our business.

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

The Affordable Care Act, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to develop or market our products successfully.  The 2.3 percent excise tax imposed by the Affordable Care Act on sales in the United States of certain medical devices beginning in 2013 and the expansion of the government's role in the United States healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

•	We may not be able to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities we engage in can be intense, and we may not be able to hire qualified people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

•	We utilize distributors for a portion of our sales, which subjects us to risks that could harm our business.
We have strategic relationships with a number of distributors for sales of our products. If these strategic relationships are terminated and not replaced, our revenues could be adversely affected. Also, we may be named as a defendant in litigation against our distributors related to sales of our products by them.

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

•	Our sales and operations are subject to the risks of doing business internationally.
We are increasing our presence in international markets, which subjects us to many risks, such as:
•	economic or political problems that disrupt foreign healthcare payment systems;
•	the imposition of governmental controls;
•	less favorable intellectual property or other applicable laws;
•	protectionist laws and business practices that favor local competitors;
•	the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;
•	changes in tax laws and tariffs; and
•	longer payment cycles.

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

Our international business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our international customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations. Because payments from our international customers are received primarily in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive or less affordable, and therefore adversely affect our sales, in international markets.

•	We may experience fluctuations in our quarterly operating results.
We have historically experienced, and may continue to experience, fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:
•	demand for our products;
•	pricing decisions, and those of our competitors, including decisions to increase or decrease prices;
•	regulatory approvals for our products;
•	timing and levels of spending for research and development, sales and marketing;
•	timing and market acceptance of new product introductions by us or our competitors;
•	development or expansion of business infrastructure in new clinical and geographic markets;
•	tax rates in the jurisdictions in which we operate;
•	shipping delays or interruptions;
•	customer credit holds;
•	timing and recognition of certain research and development milestones and license fees; and
•	ability to control our costs;

•	If we make acquisitions, we could encounter difficulties that harm our business.
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

The recent economic recession and the uncertainty in global economic conditions resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity, currency and fixed income markets. Although conditions have improved somewhat, uncertainty about current global economic conditions continues to pose a risk as customers may postpone spending in response to restraints on credit or uncertainties regarding demand for their products or services. There could be additional effects on our business from these economic developments including the insolvency of key suppliers or their inability to obtain credit, the inability of our customers to pay for or obtain credit to finance purchases of our products and increased pressure to reduce the prices of our products.

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
We are exposed to financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. We do not use derivative financial instruments for speculative or trading purposes or to mitigate our investment risks.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

We own three facilities comprising approximately 398,000 square feet, and the 97 acres on which they are situated, in Texas, Alabama and Florida. Administrative, engineering, manufacturing and warehouse operations are conducted at each facility, and our corporate headquarters are located at our Texas facility..

ITEM 3.          LEGAL PROCEEDINGS

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

ITEM 4.          RESERVED

Executive Officers of the Company

Name	Age	Title
Emile A Battat	72	Chairman of the Company and Chairman of all subsidiaries

David A. Battat	41	President and Chief Executive Officer of the Company and President of Halkey-Roberts Corporation, one of our subsidiaries

Jeffery Strickland	52	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Messrs. Emile Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. David Battat currently serves as an officer of the Company and Halkey-Roberts Corporation (“Halkey-Roberts”). The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. The next meetings of the stockholders of the Company and our subsidiaries are expected to be held in May 2012 and the Boards of Directors of the Company and our subsidiaries are expected to meet promptly thereafter. Accordingly, the terms of office of the current officers of the Company and our subsidiaries are anticipated to expire in May 2012.

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

Brief Account of Business Experience During the Past Five Years

Mr. Emile Battat has been a director of the Company since 1987 and has served as Chairman of the Board of the Company since January 1998. He has served as Chairman or President of all subsidiaries since October 1998. He served as Chief Executive Officer of the Company from October 1998 until May 2011 and as President of the Company from October 1998 until May 2007.

Mr. David Battat has been President and Chief Executive Officer of the Company since May 2011, having served as the Company’s President and Chief Operating Officer from May 2007 until May 2011. He has been President of Halkey-Roberts since January 2006, and from February 2005 until December 2005 he served as Halkey-Roberts’ Vice President - Business Development and General Counsel.

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

Our common stock is traded on the NASDAQ Global Select Market (Symbol ATRI). As of February 24, 2012, we had approximately 4,300 stockholders, including beneficial owners holding shares in nominee or “street name.” The high and low sales prices as reported by NASDAQ for each quarter of 2010 and 2011 are shown below.

Year Ended December 31, 2010:	High	Low
First Quarter	$164.56	$129.51
Second Quarter	$153.90	$127.01
Third Quarter	$157.51	$130.50
Fourth Quarter	$184.99	$154.63

Year Ended December 31, 2011:	High	Low
First Quarter	$187.22	$163.80
Second Quarter	$200.56	$165.76
Third Quarter	$219.06	$186.22
Fourth Quarter	$244.30	$200.95

We pay regular quarterly cash dividends on our common stock. We have increased our quarterly cash dividend payments in September of each of the past five years. The quarterly dividend was increased to $.24 per share in September of 2007, to $.30 per share in September of 2008, to $.36 per share in September of 2009, to $.42 in September of 2010 and to $.49 in September of 2011. On January 29, 2010 and December 23, 2010 we made special cash dividend payments to stockholders of $6.00 and $3.00 per share, respectively. We paid quarterly dividends totaling $3.7 million to our stockholders in 2011.

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

During the year ended December 31, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933, and during the fourth quarter of 2011 we did not repurchase any of our equity securities.

The stock performance graph set forth in our 2011 Annual Report to Stockholders is incorporated by reference herein and is included in Exhibit 13.1 to this Form 10-K.  However, the stock performance graph is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

ITEM 6.          SELECTED FINANCIAL DATA

Selected Financial Data
(In thousands, except per share amounts)

	2011	2010	2009		2008	2007
Operating Results for the Year ended December 31,
Revenues	$117,704	$108,569	$100,643		$95,895	$88,540
Operating income	38,168	30,977	25,004	(a)	22,973	20,195	(b)
Income from continuing operations	26,038	20,952	16,843	(a)	15,667	14,006	(b)
Net income	26,038	20,952	16,843	(a)	15,667	14,006	(b)
Depreciation and amortization	6,544	7,041	7,163		6,353	5,534
Per Share Data:
Income from continuing operations, per diluted share	12.82	10.32	8.36	(a)	7.82	7.06	(b)
Net income per diluted share	12.82	10.32	8.36	(a)	7.82	7.06	(b)
Cash dividends per common share	1.82	10.56	1.32		1.08	.88
Average diluted shares outstanding	2,031	2,030	2,015		2,004	1,985
Financial Position at December 31,
Total assets	161,895	134,652	132,749		115,353	99,313
Long-term debt	-	-	-		-	-

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

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. Our other medical and non-medical products include instrumentation and disposables used in dialysis and valves and inflation devices used in marine and aviation safety products.  In 2011 approximately 42 percent of our sales were outside the United States.

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

For the year ended December 31, 2011, we reported revenues of $117.7 million, operating income of $38.2 million and net income of $26.0 million.

Results of Operations

Our net income was $26.0 million, or $12.90 per basic and $12.82 per diluted share, in 2011, compared to net income of $21.0 million, or $10.38 per basic and $10.32 per diluted share, in 2010 and net income of $16.8 million, or $8.51 per basic and $8.36 per diluted share, in 2009. The 2009 results included a $643,000 net of tax settlement charge, or $0.32 per diluted share, related to the termination of our defined benefit pension plans. Revenues were $117.7 million in 2011, compared with $108.6 million in 2010 and $100.6 million in 2009. The 8 percent revenue increases in 2011 over 2010 and in 2010 over 2009 were generally attributable to higher sales volumes.

Annual revenues by product lines were as follows (in thousands):
	2011	2010	2009

Fluid Delivery	$45,274	$39,442	$35,540
Cardiovascular	34,072	31,280	29,051
Ophthalmology	19,581	19,370	19,452
Other	18,777	18,477	16,600
Total	$117,704	$108,569	$100,643

Our cost of goods sold was $57.7 million in each of 2011 and 2010 and $55.3 million in 2009.  Increased sales volume, increased material costs, and increased manufacturing overhead costs were the primary contributors to the 4 percent increase in cost of goods sold for 2010 over 2009.

Gross profit in 2011 increased $9.1 million to $60.0 million, compared with $50.9 million in 2010 and $45.3 million in 2009. Our gross profit was 51 percent of revenues in 2011, 47 percent of revenues in 2010 and 45 percent of revenues in 2009. The increases in gross profit percentage in each of 2011 and 2010 from the prior year were primarily due to a favorable product mix, improvements in manufacturing efficiencies and the impact of cost-savings projects.

Operating expenses were $21.8 million in 2011, compared with $19.9 million in 2010 and $20.3 million in 2009. In 2011 increases in general and administrative, or G&A, expenses and increases in research and development, or R&D, expenses were partially offset by decreases in selling expenses. G&A expenses increased $1.7 million in 2011 as compared to 2010 primarily related to increased compensation and increased outside services. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. R&D expenses increased $199,000 in 2011 as compared to 2010 primarily related to increased compensation costs, increased supplies costs and increased outside services. R&D expenses consist primarily of salaries and other related expenses of our R&D personnel as well as costs associated with regulatory matters.  In 2011, selling expenses decreased $43,000 primarily related to decreased compensation, advertising and promotional expenses.  Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses.

In 2010, decreases in selling expenses and R&D expenses were partially offset by increases in G&A expenses. R&D expenses decreased $385,000 in 2010 as compared to 2009 primarily related to decreased compensation costs and decreased outside services. In 2010, selling expenses decreased $282,000 primarily related to decreased compensation, advertising and promotional expenses. In 2010, G&A expenses increased $277,000 over 2009 G&A expenses. G&A expenses in 2009 included a $989,000 settlement charge related to the termination of our defined benefit pension plans. Excluding the 2009 pension termination settlement charge; G&A expenses in 2010 increased $1.3 million, primarily as a result of increased compensation costs and outside services.

Our operating income for 2011 was $38.2 million, compared with $31.0 million in 2010 and $25.0 million in 2009. Operating income was 32 percent of revenues for 2011, 29 percent of revenues for 2010 and 25 percent of revenues in 2009. The increase in gross profit partially offset by the increase in operating expenses described above was the major contributor to the operating income improvement in 2011 compared to the previous year. The increase in 2010 gross profit in addition to the decrease in operating expenses described above were the major contributors to the operating income improvement in 2010 compared to the previous year.

Our interest income for 2011 was $1.3 million compared with $1.0 million in 2010 and $578,000 in 2009. The increases in 2011 and 2010 were primarily related to the increased level of cash and investments during 2011 and 2010. Results for 2011 and 2010 were also favorably impacted by investing in bonds with slightly longer maturities and higher yields.

Income tax expense in 2011 totaled $13.4 million, compared with $11.0 million in 2010 and $8.7 million in 2009. The effective tax rates for 2011, 2010 and 2009 were 34.0 percent, 34.5 percent and 34.2 percent, respectively. Benefits from tax incentives for domestic production totaled $996,000 in 2011, $957,000 in 2010 and $491,000 in 2009. Benefits from changes in uncertain tax positions totaled $159,000 in 2011. Expenses from changes in uncertain tax positions totaled $255,000 in 2010 and $143,000 in 2009. We expect our effective tax rate for 2012 to be approximately 34.5 percent.

In February 2012, we learned that a large customer with which we have a long-term contract had accumulated too large of an inventory of one of our products, which we anticipate will result in a significant reduction in shipments to that customer in 2012. Due to this and other factors, we expect our earnings for the full year of 2012 to decline by approximately 10 percent from 2011 levels. We believe that the bulk of this decline will occur in the first two quarters of 2012. We expect our earnings per share to return to double-digit annual growth in 2013.

Liquidity and Capital Resources

Effective October 1, 2011, our revolving credit facility with a money center bank was amended to increase the maximum principal amount of our revolving line of credit from $25.0 million to $40.0 million and to extend the termination date for advances under the revolving line of credit to October 1, 2016. The credit facility is to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2016 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at December 31, 2011 or at December 31, 2010. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At December 31, 2011, we were in compliance with all financial covenants. We believe that the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At December 31, 2011, we had a total of $55.3 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $13.6 million from December 31, 2010. The principal contributor to this increase was the cash generated by operating activities, which was partially offset by payments for acquisitions of property, plant and equipment and the payment of dividends.

Cash flows provided by operations of $30.7 million in 2011 were primarily comprised of net income plus the net effect of non-cash expenses less net changes in working capital items. Inventories were the primary contributors to the negative net change in working capital items. The change in inventories was primarily related to increased stocking levels necessary to mitigate a supplier risk, to assure uninterrupted deliveries and to ensure high customer service levels. In addition, in late 2011 we rescheduled a shipment from late 2011 until early 2012 at the request of a large customer with which we have a long-term contract. In February 2012 we learned that this customer had accumulated too large an inventory of one of our products, which we anticipate will result in a significant reduction in shipments to that customer.

At December 31, 2011, we had working capital of $73.7 million, including $24.6 million in cash and cash equivalents and $20.3 million in short-term investments. The $29.5 million increase in working capital during 2011 was primarily related to increases in cash and cash equivalents, short-term investments and inventories partially offset by increases in accounts payable and accrued liabilities. The net increase in cash and short-term investments was primarily related to amounts generated from operations. Working capital items consisted primarily of cash, accounts receivable, short-term investments, inventories and other current assets minus accounts payable, and other current liabilities.

Capital expenditures for property, plant and equipment totaled $12.0 million in 2011, compared with $4.3 million in 2010 and $6.6 million in 2009. These expenditures were primarily for the addition of machinery and equipment. We expect 2012 capital expenditures, primarily machinery and equipment, to increase substantially over the average of the levels expended during each of the past three years.

We paid cash dividends totaling $3.7 million, $21.3 million and $2.6 million during 2011, 2010 and 2009, respectively. In January 2010, our Board of Directors declared a special cash dividend of $6.00 per share on our outstanding common stock. This dividend which totaled $12.1 million was paid on January 29, 2010. In December 2010, our Board of Directors declared a special cash dividend of $3.00 per share on our outstanding common stock. This dividend which totaled $6.0 million was paid on December 23, 2010. We expect to fund future dividend payments with cash flows from operations.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2011:

	Payments due by period
Contractual Obligations	Total	2012	2013 - 2014	2015 and thereafter
	(In thousands)
Purchase Obligations	$13,955	$13,895	$60	$-
Total	$13,955	$13,895	$60	$-

In the current credit and financial markets, many companies are finding it difficult to gain access to capital resources. In spite of the current economic conditions, we believe that our cash, cash equivalents, short-term investments and long-term investments, cash flows from operations and available borrowings of up to $40.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we expect that our cash and cash equivalents and investments, as a whole, will continue to increase in 2012.

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance in ASC 350 Intangibles - Goodwill and Other intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. We have chosen to adopt this standard as of December 31, 2011, and it had no effect on our financial statements.

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

We are required to estimate our provision for income taxes and uncertain tax positions in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. In the event that actual results differ from these estimates, the provision for income taxes could be materially impacted.

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

During 2009, 2010 and 2011, none of our critical accounting policy estimates required significant adjustments. We did not note any material events or changes in circumstances indicating that the carrying value of long-lived assets were not recoverable.

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

Forward-looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Form 10-K that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our expectations regarding our research and development expenditures in 2012, our 2012 effective tax rate, our ability to obtain component parts in the event of a supply disruption, shipments in 2012 to a large customer which had excess inventory at the end of 2011, earnings in 2012, a return to double-digit annual growth in earnings per share in 2013, our 2012 capital expenditures, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, our ability to fund operations if the bank providing our credit facility were unable to lend funds to us, the impact on our consolidated financial statement of recently issued accounting standards when we adopt those standards, and increases in 2012 in cash, cash equivalents and investments. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited the accompanying consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. Exhibits and Financial Statement Schedules. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atrion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 12, 2012

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the year ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share amounts)

Revenues	$117,704	$108,569	$100,643
Cost of Goods Sold	57,697	57,655	55,312
Gross Profit	60,007	50,914	45,331

Operating Expenses:
Selling	5,325	5,368	5,650
General and administrative	13,646	11,900	11,623
Research and development	2,868	2,669	3,054
	21,839	19,937	20,327

Operating Income	38,168	30,977	25,004

Interest Income	1,295	1,009	578

Other Income (Expense), net	12	2	2
Income before Provision for Income Taxes	39,475	31,988	25,584

Provision for Income Taxes	(13,437)	(11,036)	(8,741)

Net Income	$26,038	$20,952	$16,843

Net Income Per Basic Share	$12.90	$10.38	$8.51

Weighted Average Basic Shares Outstanding	2,019	2,018	1,979

Net Income Per Diluted Share	$12.82	$10.32	$8.36

Weighted Average Diluted Shares Outstanding	2,031	2,030	2,015

Dividends Per Common Share	$1.82	$10.56	$1.32

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010

Assets:	2011	2010
	(In thousands)

Current Assets:
Cash and cash equivalents	$24,590	$10,670
Short-term investments	20,279	10,715
Accounts receivable, net of allowance for doubtful accounts of $42 and $36 in 2011 and 2010, respectively	11,223	11,521
Inventories	24,582	17,400
Prepaid expenses and other current assets	2,313	1,050
Deferred income taxes	755	625
Total Current Assets	83,742	51,981

Property, Plant and Equipment	114,975	103,789
Less accumulated depreciation and amortization	58,605	53,125
	56,370	50,664

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $10,691 and $10,419 in 2011 and 2010, respectively	999	1,249
Goodwill	9,730	9,730
Other	718	737
Long-term investments	10,336	20,291
	21,783	32,007

Total Assets	$161,895	$134,652

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010

Liabilities and Stockholders’ Equity:	2011	2010
	(In thousands)

Current Liabilities:
Accounts payable	$3,642	$2,550
Accrued liabilities	5,566	4,650
Accrued income and other taxes	835	552
Total Current Liabilities	10,043	7,752

Line of credit	--	--

Other Liabilities and Deferred Credits:
Deferred income taxes	10,902	8,188
Other	2,436	2,095
	13,338	10,283

Total Liabilities	23,381	18,035

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	25,452	24,331
Retained earnings	153,618	131,286
Treasury shares, 1,404 shares in 2011 and 1,404 shares in 2010, at cost	(40,898)	(39,342)
Total Stockholders’ Equity	138,514	116,617

Total Liabilities and Stockholders’ Equity	$161,895	$134,652

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net income	$26,038	$20,952	$16,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,544	7,041	7,163
Deferred income taxes	2,584	309	608
Stock-based compensation	1,047	606	668
Pension charge	--	--	989
	36,213	28,908	26,271
Changes in operating assets and liabilities:
Accounts receivable	298	(495)	(151)
Inventories	(7,182)	1,275	1,494
Prepaid expenses and other current assets	(1,263)	(69)	(262)
Other non-current assets	18	(57)	434
Accounts payable and accrued liabilities	2,008	1,075	643
Accrued income and other taxes	283	(5)	(174)
Other non-current liabilities	341	609	144
	30,716	31,241	28,399

Cash Flows From Investing Activities:
Property, plant and equipment additions	(11,999)	(4,293)	(6,591)
Purchase of investments	(14,723)	(19,117)	(15,485)
Proceeds from maturities of investments	14,290	4,000	4,625
Net change in accrued interest, premiums, and discounts on investments	824	(183)	(155)
	(11,608)	(19,593)	(17,606)

Cash Flows From Financing Activities:
Exercise of stock options	--	542	459
Shares tendered for employees’ taxes on stock-based compensation	(78)	(725)	(122)
Tax benefit related to stock-based compensation	79	1,239	121
Purchase of treasury stock	(1,513)	(1,407)	--
Dividends paid	(3,676)	(21,321)	(2,613)
	(5,188)	(21,672)	(2,155)

Net change in cash and cash equivalents	13,920	(10,024)	8,638

Cash and cash equivalents, beginning of year	10,670	20,694	12,056
Cash and cash equivalents, end of year	$24,590	$10,670	$20,694

Cash paid for:
Income taxes	11,921	9,080	8,170

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the year ended December 31, 2011, 2010 and 2009
(In thousands)

	Common Stock		Treasury Stock			Accumulated
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings	Total
Balances, January 1, 2009	1,968	$342	1,452	$(35,651)	$19,130	$(533)	$117,554	$100,842

Net income							16,843	16,843
Recognition of pension plan settlement loss, net of income taxes of $286						533		533
Total comprehensive income						533	16,843	17,376

Tax benefit from stock-based compensation					121			121
Stock options and restricted stock	15		(15)	171	1,105			1,276
Shares surrendered in stock transactions	(3)		3	(256)				(256)
Dividends							(2,628)	(2,628)
Balances, December 31, 2009	1,980	342	1,440	(35,736)	20,356	--	131,769	116,731

Net income							20,952	20,952
Tax benefit from stock-based compensation					1,239			1,239
Stock options and restricted stock	64		(64)	671	2,736			3,407
Shares surrendered in stock transactions	(18)		18	(2,870)				(2,870)
Purchase of treasury stock	(10)		10	(1,407)				(1,407)
Dividends							(21,435)	(21,435)
Balances, December 31, 2010	2,016	342	1,404	(39,342)	24,331	--	131,286	$116,617

Net income							26,038	26,038
Tax benefit from stock-based compensation					79			79
Stock options and restricted stock	8		(8)	35	1,042			1,077
Shares surrendered in stock transactions				(78)				(78)
Purchase of treasury stock	(8)		8	(1,513)				(1,513)
Dividends							(3,706)	(3,706)
Balances, December 31, 2011	2,016	$342	1,404	$(40,898)	$25,452	$--	$153,618	$138,514

The accompanying notes are an integral part of this statement.

Atrion Corporation
Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

Atrion Corporation and its subsidiaries (“we,” “our,” “us,” “Atrion” or the “Company”) develop and manufacture products primarily for medical applications. We market our products throughout the United States and internationally.  Our customers include hospitals, distributors, and other manufacturers.  Atrion Corporation’s principal subsidiaries through which these operations are conducted are Atrion Medical Products, Inc., Halkey-Roberts Corporation and Quest Medical, Inc.

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

Investments
Our investments consist of taxable high-grade corporate bonds. Our investment policy is to seek to preserve principal and maintain adequate liquidity while at the same time maximizing yields without significantly increasing risk. We are required to classify our investments as trading, available-for-sale or held-to-maturity. Our investments are accounted for as held-to-maturity since we have the positive intent and ability to hold these investments to maturity. These investments are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity and unrealized gains and losses are excluded from earnings. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Inventories
Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2011	2010
Raw materials	$9,074	$7,888
Work in process	4,843	3,985
Finished goods	10,665	5,527
Total inventories	$24,582	$17,400

Accounts Payable
We reflect disbursements as trade accounts payable until such time as payments are presented to our bank for payment. At December 31, 2011 and 2010, disbursements totaling approximately $155,000 and $282,000, respectively, had not been presented for payment to our bank.

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

	December 31,		Useful
	2011	2010	Lives
Land	$5,260	$5,260	—
Buildings	30,579	29,798	30-40 yrs
Machinery and equipment	79,136	68,731	3-15 yrs
Total property, plant and equipment	$114,975	$103,789

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Depreciation expense of $6,272,000, $6,769,000 and $6,820,000 was recorded for the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

Patents and Licenses
Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from 7 to 19 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill
Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired.  Annual impairment testing for goodwill is done using a fair-value-based test.  Goodwill is also reviewed whenever events or changes in circumstances indicate a change in value may have occurred.  We have identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products, Inc., (2) Halkey-Roberts Corporation and (3) Quest Medical, Inc.  The total carrying amount of goodwill in each of the years ended December 31, 2011, 2010 and 2009 was $9,730,000.

Current Accrued Liabilities
The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2011	2010
Accrued payroll and related expenses	$4,409	$3,833
Accrued vacation	195	171
Accrued professional fees	613	215
Other accrued liabilities	349	431
Total accrued liabilities	$5,566	$4,650

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

Advertising
Advertising production costs are expensed as incurred.  Costs for print placement media are expensed in the period the advertising first appears.  Total advertising expenses were approximately $98,000, $117,000 and $126,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

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

Comprehensive Income
Comprehensive income includes net income plus other comprehensive income, which for us in 2009 consisted of recognition of a loss as a result of pension plan settlement transactions. There were no other comprehensive income items during 2010 and 2011.

New Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance in ASC 350 Intangibles - Goodwill and Other intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. We have chosen to adopt this standard as of December 31, 2011, and it had no effect on our financial statements.

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

As of December 31, 2011 and 2010, we held certain investments that were required to be measured for disclosure purposes at fair value on a recurring basis.  These investments are considered Level 2 assets. The fair value of our investments is estimated using recently executed transactions and market price quotations. At December 31, 2011 and 2010, the fair value of our investments approximated or exceeded the carrying value of the investments (see Note 2).

The carrying values of our other financial instruments including cash and cash equivalents, money market accounts, accounts receivable, accounts payable, accrued liabilities, and accrued income and other taxes approximated fair value due to their liquid and short-term nature.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts receivable.

Our cash is held in high credit quality financial institutions. As of December 31, 2011, $4.5 million in cash and cash equivalents was invested in a money market mutual fund and $20.1 million in cash and cash equivalents was deposited at two major financial institutions in the United States. At times, deposits held with financial institutions exceed the amount of FDIC insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. At December 31, 2011, our uninsured cash and cash equivalents totaled approximately $23.0 million.

We have invested a portion of our cash in debt instruments of corporations with strong credit ratings.

For accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.  We maintain reserves for possible credit losses.  As of December 31, 2011 and 2010, we had allowances for doubtful account balances of approximately $42,000 and $36,000, respectively.  The carrying amount of the receivables approximates their fair value. Our largest customer accounted for 12.9%, 14.1% and 15.0% of operating revenues in 2011, 2010 and 2009, respectively.  That same customer accounted for 6.7%, 16.2% and 16.1% of accounts receivable as of December 31, 2011, 2010 and 2009, respectively.  No other customer exceeded 10% of our operating revenues for the years then ended, or accounts receivable as of, December 31, 2011, 2010 or 2009.

(2)   Investments

As of December 31, 2011 and 2010, we held certain investments that were required to be measured for disclosure purposes at fair value on a recurring basis. These investments were considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of the dates shown below ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of December 31, 2011:
Short-term Investments:
Corporate bonds	$20,279	$44	$8	$20,315

Long-term Investments:
Corporate bonds	$10,336	—	$55	$10,281

As of December 31, 2010:
Short-term Investments:
Corporate bonds	$10,715	$178	—	$10,893
Long-term Investments:
Corporate bonds	$20,291	$602	—	$20,893

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

At December 31, 2011, the length of time until maturity of these securities ranged from three to 34 months.

(3)  Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license.  The following tables provide information regarding patents and licenses (dollars in thousands):

December 31, 2011			December 31, 2010
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
14.88	$11,690	$10,691	14.76	$11,668	$10,419

Aggregate amortization expense for patents and licenses was $272,000 for 2011, $272,000 for 2010 and $343,000 for 2009.  Estimated future amortization expense for each of the years set forth below ending December 31, is as follows (in thousands):

2012	$162
2013	$162
2014	$162
2015	$162
2016	$162

 (4)  Line of Credit

We have a revolving credit facility with a money center bank which is secured by substantially all our inventories, equipment and accounts receivable. Effective October 1, 2011, our credit facility was amended to increase the maximum principal amount of our revolving line of credit from $25.0 million to $40.0 million. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent (1.30 percent at December 31, 2011) and is payable monthly. We had no outstanding borrowings under the credit facility at December 31, 2011 or 2010.  The credit facility amendment also extended the termination date for advances under the revolving line of credit to October 1, 2016.  At any time during the term, we may convert any or all outstanding amounts under the credit facility to a term loan with a maturity of two years. Our ability to borrow funds under the credit facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization.  At December 31, 2011, we were in compliance with all of those covenants.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(5)   Income Taxes

The items comprising income tax expense are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Current — Federal	$9,973	$9,916	$7,421
— State	880	831	712
	10,853	10,747	8,133

Deferred — Federal	2,372	293	560
— State	212	(4)	48
	2,584	289	608
Total income tax expense	$13,437	$11,036	$8,741

Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Benefit plans	$1,021	$695
Inventories	506	495
Other	206	89
Total deferred tax assets	$1,733	$1,279
Deferred tax liabilities:
Property, plant and equipment	$9,147	$6,359
Patents and goodwill	2,719	2,466
Other	14	17
Total deferred tax liabilities	$11,880	$8,842

Net deferred tax liability	$10,147	$7,563

Balance Sheet classification:
Non-current deferred income tax liability	$10,902	$8,188
Current deferred income tax asset	755	625
Net deferred tax liability	$10,147	$7,563

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2011	2010	2009
Income tax expense at the statutory federal income tax rate	$13,816	$11,196	$8,954
Increase (decrease) resulting from:
State income taxes	710	538	421
Section 199 manufacturing deduction	(996)	(957)	(491)
Other, net	(93)	259	(143)
Total income tax expense	$13,437	$11,036	$8,741

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by ASC 740 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2009	$1,022
Increases in tax positions for prior years	204
Increases in tax positions for current year	332
Lapse in statute of limitations	(393)
Gross unrecognized tax benefits at December 31, 2009	$1,165
Decreases in tax positions for prior years	(14)
Increases in tax positions for current year	322
Lapse in statute of limitations	(53)
Gross unrecognized tax benefits at December 31, 2010	$1,420
Decreases in tax positions for prior years	(77)
Increases in tax positions for current year	134
Lapse in statute of limitations	(216)
Gross unrecognized tax benefits at December 31, 2011	$1,261

As of December 31, 2011 all of the unrecognized tax benefits, which were comprised of uncertain tax positions, would impact the effective tax rate if recognized. Unrecognized tax benefits that are affected by statutes of limitation that expire within the next 12 months are immaterial.

We are subject to United States federal income tax as well as to income tax of multiple state jurisdictions.  We have concluded all United States federal income tax matters for years through 2005.  In January 2009, the Internal Revenue Service began examining certain of our United States federal income tax returns for 2006, 2007 and 2008. This audit is ongoing and we believe we have adequately reserved for the costs and liabilities that may arise as a result of this examination. All material state and local income tax matters have been concluded for years through 2007.

We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $77,000, $84,000 and $61,000 at December 31, 2011, 2010 and 2009, respectively. Tax expense for the years ended December 31, 2010 included net interest expense of $23,000.  Tax expense for the year ended December 31, 2009 and 2011 included a net interest benefit of $12,000 and $7,000, respectively.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(6)   Stockholders’ Equity

Our Board of Directors has at various times authorized repurchases of our stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. On August 16, 2011, our Board of Directors terminated the stock repurchase program that was adopted in April 2000 and replaced it with a new stock repurchase program pursuant to which we can repurchase up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions. A total of 58,105 shares remained eligible for repurchase under the April 2000 program when it was terminated. The new stock repurchase program has no expiration date but may be terminated by the Board of Directors at any time. In 2011 we repurchased 8,000 shares under the new program leaving a balance of 192,000 shares available for repurchase as of December 31, 2011.  In 2010 we repurchased 9,995 shares in the open market.  No repurchases were made in 2009.

We have increased our quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased to $.36 per share in September 2009, to $.42 per share in September 2010 and to $.49 in September 2011.  On January 29, 2010 and December 23, 2010 we also made special cash dividend payments to stockholders of $6.00 and $3.00 per share, respectively.

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

(7)   Income Per Share

The following is the computation of basic and diluted income per share:

	Year ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net Income	$26,038	$20,952	$16,843

Weighted average basic shares outstanding	2,019	2,018	1,979
Add: Effect of dilutive securities	12	12	36
Weighted average diluted shares outstanding	2,031	2,030	2,015

Net Income per share
Basic	$12.90	$10.38	$8.51
Diluted	$12.82	$10.32	$8.36

As required by ASC 260, Earnings per Share, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic income per share pursuant to the two-class method.

Incremental shares from stock options, unvested restricted stock, restricted stock units and deferred stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(8)   Stock Plans

At December 31, 2011, we had four stock-based compensation plans which are described more fully below. We account for our plans under ASC 718, and the disclosures that follow are based on applying ASC 718. ASC 718 requires that cash flows from the use of stock-based compensation resulting from tax benefits in excess of recognized compensation cost (excess tax benefits) be classified as financing cash flows. We recorded $79,000, $1,239,000 and $121,000 of such excess tax benefits as financing cash flows in 2011, 2010 and 2009, respectively.

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

In May 2007, we adopted our Deferred Compensation Plan for Non-Employee Directors and 2,500 shares of our common stock were reserved for issuance thereunder. This plan, as amended (the “Deferred Compensation Plan”), allows our non-employee directors to elect to receive stock units in lieu of all or part of the cash fees they are receiving for their services as directors.  On the first business day of each calendar year, each participating non-employee director is credited with a number of stock units equal to the cash fees such director has elected to forego for such year divided by the closing price of our common stock on the next preceding date on which shares of our stock were traded.  The stock units are converted to shares of our common stock on a one-for-one basis at a future date as elected in advance by the director, but no later than the January following the year in which the director ceases to serve on the Board of Directors, and the shares are delivered to the director.

In May 2007, we also adopted our Non-Employee Director Stock Purchase Plan (as amended, the “Director Stock Purchase Plan”) pursuant to which our non-employee directors may elect to receive on the first business day of the calendar year fully-vested stock and restricted stock in lieu of some or all of their fees payable to them during such year. The foregone fees are converted into shares of fully-vested stock and restricted stock on the first business day of such calendar year based on the closing price of our common stock on the next preceding date on which shares of our stock were traded. The restricted stock vests in equal amounts on the first day of the next three succeeding calendar quarters, provided the non-employee director is then serving on our Board of Directors. At the time the Director Stock Purchase Plan was adopted, 2,500 shares were reserved for the issuance thereunder. As of December 31, 2011, there remained 1,180 shares reserved for issuance under such plan.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

         Option transactions for the three years ended December 31, 2011 are as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2009	99,000	$51.96
Granted in 2009	--	--
Exercised in 2009	(14,000)	$42.29
Options outstanding at December 31, 2009	85,000	$53.56
Granted in 2010	--	--
Exercised in 2010	(62,792)	$42.80
Options outstanding at December 31, 2010	22,208	$83.96
Granted in 2011	25,000	$181.44
Exercised in 2011	--	--
Options outstanding at December 31, 2011	47,208	$135.58

Exercisable options at December 31, 2009	66,750	$41.49
Exercisable options at December 31, 2010	14,208	$68.65
Exercisable options at December 31, 2011	18,208	$77.99

All unvested options outstanding at December 31, 2011 are expected to vest. As of December 31, 2011, there remained 97,826 shares for which options may be granted in the future under the 2006 Plan. The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$26.13-$43.75	8,000	1.8 years	$ 35.73	8,000	$35.73
$111.06-$111.50	14,208	1.4 years	$111.12	10,208	$111.10
$181.44	25,000	6.4 years	$181.44	--	--
	47,208	4.1 years	$135.58	18,208	$77.99

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

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

There were no options granted in 2010 and 2009.  The fair value for the options granted in 2011 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2011:

	2011	2010	2009
Risk-free interest rate	1.7%	--	--
Dividend yield	1%	--	--
Volatility factor	25.0%	--	--
Expected life	5 years	--	--

The weighted average grant date fair value of the options granted in 2011 was $40.64. There were no options exercised in 2011.  The total intrinsic values of options exercised during 2010 and 2009 were $7.5 million and $.6 million, respectively. The total intrinsic values of options outstanding and options currently exercisable at December 31, 2011, were $4.9 million and $3.0 million, respectively.

During each of 2010 and 2011, we made one award of restricted stock under the 2006 Plan.  Under the terms of the 2010 award, the restrictions lapse over a two-year period.  Under the terms of the 2011 award, the restrictions lapse over a five-year period. In both cases, during the vesting period, holders of restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Unvested shares are generally forfeited on termination of employment unless otherwise provided in the participant’s employment agreement or, in certain instances, if the termination is in connection with a change in control.  Changes in restricted stock for the years ended December 31, 2009, 2010 and 2011 were as follows:

	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at January 1, 2009	8,500	$90.31
Granted in 2009	--	--
Vested in 2009	(2,500)	$113.90
Restricted stock at December 31, 2009	6,000	$91.46
Granted in 2010	200	$150.23
Vested in 2010	(2,500)	$144.94
Restricted stock at December 31, 2010	3,700	$97.29
Granted in 2011	7,500	$181.44
Vested in 2011	(2,600)	$185.13
Restricted stock at December 31, 2011	8,600	$172.89

All shares of unvested restricted stock outstanding at December 31, 2011 are expected to vest. The total intrinsic value of unvested restricted stock awards at December 31, 2011, 2010 and 2009 was $2,066,000, $664,000 and $934,000, respectively. The total fair value of restricted stock vested during 2011, 2010 and 2009 was $481,000, $362,000 and $285,000, respectively.

During 2011 and 2009, restricted stock units were granted to certain employees under the 2006 Plan.  All of these stock units are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Unvested stock units are forfeited on termination of employment. During the vesting period, holders of all restricted stock units earn dividends as additional units. During 2011, 2010 and 2009, certain non-employee directors elected to receive stock units in lieu of cash fees for their services as members of the Board of Directors.  Changes in stock units for the three years ended December 31, 2011 were as follows:

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Directors’ Stock Units	Weighted Average Award Date Fair Value Per Unit
Unvested stock units at
January 1, 2009
Granted in 2009	10,117	$96.09	--
Vested in 2009	825	$102.08	81	$99.35
Unvested stock units at	--		(81)	$99.35
December 31, 2009	10,942	$96.53	--
Granted in 2010	736	$157.43	60	$155.04
Forfeited in 2010	(469)	$104.94	--
Vested in 2010	--		(60)	$155.04
Unvested stock units at
December 31, 2011	11,209	$100.19	--
Granted in 2011	6,171	$181.33	42	$180.73
Vested in 2011	--		(42)	$180.73
Unvested stock units at
December 31, 2011	17,380	$129.00	--

All unvested restricted stock units at December 31, 2011 are expected to vest. No restricted stock units vested during 2011. The total intrinsic value of all outstanding stock units which were not convertible at December 31, 2011, including 254 stock units held for the accounts of non-employee directors, was $4,236,000. The total fair value of directors’ stock units that vested was $8,000, $9,000 and $8,000 during 2011, 2010 and 2009, respectively. As of December 31, 2011, there remained 1,765 shares of common stock reserved for issuance at the end of deferral periods of stock units which may be credited in the future to non-employee directors.

Compensation related to stock options is based on the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Compensation related to restricted stock and restricted stock units is based on the fair market value of the stock on the date of the grant. These fair values are then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. For the years ended December 31, 2011, 2010 and 2009, we recorded share-based compensation expense as a “General and Administrative expense” in the amount of $1,047,000, $606,000 and $668,000, respectively, for all of the above mentioned share-based compensation arrangements. The total tax benefit recognized in the income statement from share-based compensation arrangements for the years ended December 31, 2011, 2010 and 2009, was $359,000, $204,000 and $226,000, respectively.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

         Unrecognized compensation cost information for our various share-based compensation types is shown below as of December 31, 2011:

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$930,000	4.3
Restricted stock	1,245,000	4.3
Restricted stock units	1,077,000	4.2
Total	$3,252,000

 We have a policy of utilizing treasury shares to satisfy stock option exercises, stock unit conversions and restricted stock awards.

(9)   Revenues From Major Customers

         We had one major customer which represented approximately $15.1 million (12.9 percent), $15.3 million (14.1 percent) and $15.1 million (15.0 percent) of our net revenues during 2011, 2010 and 2009, respectively.

(10) Industry Segment and Geographic Information

We operate in one reportable industry segment: developing and manufacturing products primarily for medical applications and have no foreign operating subsidiaries.  We have other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of our medical products segment. Our revenues from sales to customers outside the United States totaled approximately 42 percent, 40 percent and 39 percent of our net revenues in 2011, 2010 and 2009, respectively.  We have no assets located outside the United States.

A summary of revenues by geographic territory, based on shipping destination, for 2011, 2010 and 2009 is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
United States	$68,156	$64,854	$61,198
Canada	17,524	17,792	16,674
Other countries less than 10% of revenues	32,024	25,923	22,771
Total	$117,704	$108,569	$100,643

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A summary of revenues by product line for 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009

Fluid Delivery	$45,274	$39,442	$35,540
Cardiovascular	34,072	31,280	29,051
Ophthalmology	19,581	19,370	19,452
Other	18,777	18,477	16,600
Total	$117,704	$108,569	$100,643

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

The components of net periodic pension cost for 2009 were as follows (in thousands):

Components of Net Periodic Pension Cost:
Service cost	$--
Interest cost	218
Expected return on assets	(215)
Actuarial loss	31
Settlement loss	989
Net periodic pension expense	$1,023

To determine the above net periodic pension cost, we used actuarial assumptions of 6% for discount rate and 5.25% for expected long-term return on assets.

Our expected long-term rate of return assumption was based upon the plan’s actual long-term investment results as well as the long-term outlook for investment returns in the marketplace at the time the assumption was made.

Our pension plan assets were invested during 2009 in a money market account so that the settlement of the termination obligations could be completed after regulatory approvals were received. Final settlement of the plan termination occurred in the fourth quarter of 2009 when benefit distributions totaling $3.7 million were made to participants.  After all plan obligations were settled, the remaining plan assets of $263,000 were transferred to our 401(k) plan to be used for contributions and plan expenses.

We sponsor a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. We make a matching contribution to the plan. Our contributions under this plan were $487,000, $482,000 and $499,000 in 2011, 2010 and 2009, respectively.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(12) Commitments and Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrue for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of December 31, 2011 we had accrued $109,000 for legal fees and expenses that we expect to incur in connection with the litigation or arbitration of two such matters.

We had a dispute which was favorably settled in the third quarter of 2007. This settlement was amended in December 2008.  The amended settlement agreement provides that we may receive annual payments from 2009 through 2024. We have not recorded $6.5 million in potential future payments under this settlement as of December 31, 2011 due to the uncertainty of payment.

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them.  Termination under such circumstances at December 31, 2011 could have resulted in payments aggregating $4.6 million.

(13) Subsequent Events

We evaluated all events or transactions that occurred after December 31, 2011 and determined we did not have any material recognizable subsequent events.

(14) Quarterly Financial Data (Unaudited):

Quarter Ended	Operating Revenue	Operating Income	Net Income	Income Per Basic Share	Income Per Diluted Share
(In thousands, except per share amounts)
03/31/11	$30,589	$10,096	$6,858	$3.40	$3.38
06/30/11	31,139	10,437	7,019	3.48	3.46
09/30/11	30,457	10,004	6,774	3.35	3.33
12/31/11	25,519	7,631	5,388	2.67	2.65

03/31/10	$26,902	$7,038	$4,697	$2.33	$2.31
06/30/10	27,881	8,180	5,431	2.69	2.67
09/30/10	27,156	8,003	5,400	2.68	2.66
12/31/10	26,630	7,755	5,423	2.69	2.67

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, were effective as of December 31, 2011. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of its audit, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited Atrion Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Atrion Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Atrion Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Atrion Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Atrion Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 12, 2012, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 12, 2012

ITEM 9B.   OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2011 that was not reported.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by Part III is omitted from this Form 10-K and is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of stockholders which we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2011.

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be held in connection with our 2012 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed in connection with our 2012 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2012 annual meeting of stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the section entitled “Securities Ownership” in our definitive proxy statement to be filed in connection with our 2012 annual meeting of stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	64,588	$77.99	(2)	98,486
Equity compensation plans not approved by security holders(3)	254	-		2,945	(4)
Total	64,842	$77.99		101,431

(1)
Consists of shares of our common stock authorized for issuance under our 1997 Stock Incentive Plan and our Amended and Restated 2006 Equity Incentive Plan, or 2006 Plan. The number of shares available for issuance under both plans is subject to equitable adjustment by the Compensation Committee of the Board of Directors in the event of any change in our capitalization, including, without limitation, a stock dividend or stock split.  For more information regarding these plans, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this Form 10-K.

(2)	The deferred stock units and restricted stock units awarded under our 2006 Plan are excluded from the calculation of the weighted average exercise price.

(3)
Consists of our Deferred Compensation Plan for Non-Employee Directors, or Deferred Compensation Plan, and our Non-Employee Director Stock Purchase Plan, or Director Stock Purchase plan.  For more information regarding these plans, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this Form 10-K.

(4)
The Deferred Compensation Plan and the Director Stock Purchase Plan do not provide for a specified limit on the number of shares of our common stock that may be issued thereunder.  The 2,945 shares shown as available for future issuance (1,765 shares under the Deferred Compensation Plan and 1,180 shares under the Director Stock Purchase Plan) reflect the number of shares initially reserved, in the aggregate, for issuance under those plans less the number of shares of our common stock issued or to be issued with respect to stock units that have been credited to non-employee directors' stock unit accounts  under the Deferred Compensation Plan and our stock that has been purchased under the Director Stock Purchase Plan on or before December 31, 2011.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2012 annual meeting of stockholders.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2012 annual meeting of stockholders.

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
 Consolidated Statements of Income
 Consolidated Balance Sheets
 Consolidated Statements of Cash Flows
 Consolidated Statement of Changes in Stockholders Equity and ComprehensiveIncome

    2.      Financial Statement Schedules:

             Schedule II – Consolidated Valuation and Qualifying Accounts

	Allowance for Doubtful Receivables
	December 31,
	2011	2010	2009
	(in thousands)
Beginning balance	$36	$61	$31
Additions charged to expense	40	18	67
Deductions from reserve	(23)	(43)	(37)
Recovery	(11)	-	-
Ending balance	$42	$36	$61

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

   3.       Exhibits.  Reference as made to Item 15(b) of this report on Form 10-K.

(b)              Exhibits

Exhibit Numbers	Description

3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996 (1)
3b	Bylaws of Atrion Corporation (as last amended on February 20, 2012) (2)
10a*	Atrion Corporation 1997 Stock Incentive Plan (3)
10b*	Form of Award Agreement for Nonqualified Stock Option for Director for 1997 Stock Incentive Plan (4)
10c*	Severance Plan for Chief Financial Officer (5)
10d*	Amended and Restated Employment Agreement for Chairman (6)
10e*	First Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on May 26, 2011) (8)
10g*	Form of Award Agreement for Incentive Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (9)
10h*	Form of Award Agreement for Non-Qualified Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Restricted Stock under the Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan(12)
10k*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan(13)
10l*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan(14)
10m*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan(15)
10n*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan(16)
10o*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (17)
10p*	Form of Stock Purchase Election Form – Non-Employee Director Stock Purchase Plan (18)
10q*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (19)
10r*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (20)
10s*	Incentive Compensation Plan for Chief Financial Officer for Calendar Years Beginning 2007 (21)
10t*	Halkey-Roberts Corporation Incentive Compensation Plan (22)
10u*	Change in Control Agreement for President (23)
10v*	Form of Indemnification Agreement for Directors and Executive Officers (24)
13.1	Stock Performance Graph (24)
21	Subsidiaries of Atrion Corporation as of December 31, 2011 (24)
23	Consent of Grant Thornton LLP (24)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (24)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (24)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (24)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (24)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes
(1) Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.

(2) Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed February 23, 2012

(3) Incorporated by reference to Exhibit 4.4(b) to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).

(4) Incorporated by reference to Exhibit 4.7 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).

(5) Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation filed May 12, 2000.

(6) Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.

(7) Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.

(8) Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed on August 4, 2011.

(9) Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 8, 2006.

(10) Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 8, 2006.

(11) Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 8, 2006.

(12) Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2011.

(13) Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 4, 2011.

(14) Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 4, 2011.

(15) Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 4, 2011.

(16) Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 4, 2011.

(17) Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation filed March 13, 2009.

(18) Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).

(19) Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.

(20) Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).

(21) Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 7, 2007.

(22) Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 7, 2007.

(23) Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed May 8, 2009.

(24) Filed herewith.

* Management Contract or Compensatory Plan or Arrangement

** XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 of this Form 10-K shall not be subject to liability of Section 18 of the Securities Exchange Act of 1934 and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atrion Corporation

By:	/s/ David A. Battat
David A. Battat
President and Chief
Executive Officer

Dated: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Battat	President and Chief Executive	March 12, 2012
David A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	March 12, 2012
Jeffery Strickland	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Emile A Battat	Chairman	March 12, 2012
Emile A Battat

/s/ Hugh J. Morgan, Jr.	Director	March 12, 2012
Hugh J. Morgan, Jr.

/s/ Roger F. Stebbing	Director	March 12, 2012
Roger F. Stebbing

/s/ John P. Stupp, Jr.	Director	March 12, 2012
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	March 12, 2012
Ronald N. Spaulding