Form 10-Q
period 2012-03-31
ATRION CORP
filed 2012-05-08
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2012
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas  75002
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes         ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 20, 2012
Common stock, Par Value $0.10 per share	2,009,943

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.      Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except per share amounts)

Revenues	$29,239	$30,589
Cost of goods sold	15,410	15,037
Gross profit	13,829	15,552
Operating expenses:
Selling	1,442	1,495
General and administrative	3,471	3,385
Research and development	973	576
	5,886	5,456
Operating income	7,943	10,096

Interest income	290	326
Other income	2	2

Income before provision for income taxes	8,235	10,424
Provision for income taxes	(2,858)	(3,566)

Net income	5,377	6,858

Other comprehensive income, net of tax:
None	--	--

Comprehensive income	$5,377	$6,858
Income per basic share	$2.67	$3.40
Weighted average basic shares outstanding	2,015	2,016

Income per diluted share	$2.65	$3.38
Weighted average diluted shares outstanding	2,026	2,030
Dividends per common share	$0.49	$0.42

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
	(in thousands)
Current assets:
Cash and cash equivalents	$18,943	$24,590
Short-term investments	20,164	20,279
Accounts receivable	12,383	11,223
Inventories	25,644	24,582
Prepaid expenses	865	2,313
Deferred income taxes	755	755
	78,754	83,742

Long-term investments	15,347	10,336

Property, plant and equipment	117,649	114,975
Less accumulated depreciation and amortization	60,235	58,605
	57,414	56,370

Other assets and deferred charges:
Patents	958	999
Goodwill	9,730	9,730
Other	851	718
	11,539	11,447

	$163,054	$161,895

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$6,995	$9,208
Accrued income and other taxes	1,534	835
	8,529	10,043

Line of credit	--	--

Other non-current liabilities	13,321	13,338

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized
10,000 shares, issued 3,420 shares	342	342
Paid-in capital	27,194	25,452
Retained earnings	158,002	153,618
Treasury shares,1,410 at March 31, 2012 and 1,404
at December 31, 2011, at cost	(44,334)	(40,898)
Total stockholders’ equity	141,204	138,514

	$163,054	$161,895

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$5,377	$6,858
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,718	1,572
Deferred income taxes	(23)	191
Stock-based compensation	286	142
	7,358	8,763

Changes in operating assets and liabilities:
Accounts receivable	(1,160)	(3,364)
Inventories	(1,062)	(1,365)
Prepaid expenses	1,448	162
Other non-current assets	(132)	56
Accounts payable and accrued liabilities	(2,213)	89
Accrued income and other taxes	699	3,003
Other non-current liabilities	6	28
	4,944	7,372

Cash flows from investing activities:
Property, plant and equipment additions	(2,722)	(1,906)
Purchase of investments	(9,009)	(9,527)
Proceeds from maturities of investments	4,000	2,400
Net change in accrued interest, premiums, and discounts on
investments	113	(202)
	(7,618)	(9,235)

Cash flows from financing activities:
Shares tendered for employees’ taxes on stock-based compensation	(380)	--
Purchase of treasury stock	(2,026)	--
Tax benefit related to stock-based compensation	418	--
Dividends paid	(985)	(847)
	(2,973)	(847)

Net change in cash and cash equivalents	(5,647)	(2,710)
Cash and cash equivalents at beginning of period	24,590	10,670
Cash and cash equivalents at end of period	$18,943	$7,960

Cash paid for:
Income taxes	$418	$270

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("2011 Form 10-K").  References herein to "Atrion," the "Company," "we," "our," and "us" refer to Atrion Corporation and its subsidiaries.

(2)           Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$9,536	$9,074
Work in process	5,746	4,843
Finished goods	10,362	10,665
Total inventories	$25,644	$24,582

(3)           Income per share

The following is the computation for basic and diluted income per share:

	Three months ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Net income	$5,377	$6,858

Weighted average basic shares outstanding	2,015	2,016
Add: Effect of dilutive securities	11	14
Weighted average diluted shares outstanding	2,026	2,030

Earnings per share:
Basic	$2.67	$3.40
Diluted	$2.65	$3.38

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options, unvested restricted stock and stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 26 and 8 shares of common stock for the quarters ended March 31, 2011 and 2012, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments

As of March 31, 2012, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of March 31, 2012 ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$20,164	$182	$1	$20,345

Long-term Investments
Corporate bonds	$15,347	$113	$48	$15,412

At March 31, 2012, the length of time until maturity of these securities ranged from five to 31 months.

(5)           Income Taxes

Our effective tax rate for the first quarter of 2012 was 34.7 percent, compared with 34.2 percent for the first quarter of 2011. The increase in the effective tax rate for the 2012 period is primarily a result of the absence of tax incentives for research and development expenditures in the 2012 period and an increase in state income taxes.

(6)           Recent Accounting Pronouncements

From time to time, new accounting standards updates applicable to us are issued by the Financial Accounting Standards Board, or FASB, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards updates that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

For the three months ended March 31, 2012, we reported revenues of $29.2 million, operating income of $7.9 million and net income of $5.4 million, down 4 percent, 21 percent and 22 percent, respectively, from the three months ended March 31, 2011.

Results for the three months ended March 31, 2012

Consolidated net income totaled $5.4 million, or $2.67 per basic and $2.65 per diluted share, in the first quarter of 2012. This is compared with consolidated net income of $6.9 million, or $3.40 per basic and $3.38 per diluted share, in the first quarter of 2011. The income per basic share computations are based on weighted average basic shares outstanding of 2,014,879 in the 2012 period and 2,016,180 in the 2011 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,025,849 in the 2012 period and 2,029,585 in the 2011 period.

Consolidated revenues of $29.2 million for the first quarter of 2012 were 4 percent lower than revenues of $30.6 million for the first quarter of 2011. This decrease was primarily related to reduced shipments to a large customer with which we have a long-term contract that had accumulated too large of an inventory of one of our products in 2011.

Revenues by product line were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Fluid Delivery	$11,380	$11,727
Cardiovascular	9,310	8,409
Ophthalmology	3,658	5,544
Other	4,891	4,909
Total	$29,239	$30,589

Cost of goods sold of $15.4 million for the first quarter of 2012 was $373,000 higher than in the comparable 2011 period. Our cost of goods sold in the first quarter of 2012 was 52.7 percent of revenues compared with 49.2 percent of revenues in the first quarter of 2011. The primary contributors to the increase in our cost of goods sold as a percent of revenue were product mix and lower manufacturing efficiencies due to reduced volumes partially offset by the impact of continued cost improvement initiatives.

Gross profit of $13.8 million in the first quarter of 2012 was $1.7 million, or 11 percent, lower than in the comparable 2011 period. Our gross profit percentage in the first quarter of 2012 was 47.3 percent of revenues compared with 50.8 percent of revenues in the first quarter of 2011. The decrease in gross profit percentage in the 2012 period compared to the 2011 period was primarily related to product mix and lower manufacturing efficiencies partially offset by continued cost improvements.

Our first quarter 2012 operating expenses of $5.9 million were $430,000 higher than the operating expenses for the first quarter of 2011. This increase was comprised of a $397,000 increase in Research and Development, or R&D, expenses and an $86,000 increase in General and Administrative, or G&A, expenses partially offset by a $53,000 decrease in Selling expenses. The increase in R&D costs was primarily related to increased compensation, supplies and outside services. The increase in G&A expenses for the first quarter of 2012 was principally attributable to increased benefits and increased outside services partially offset by decreased compensation. The decrease in Selling expenses for the first quarter of 2012 was primarily related to reduced travel, outside services and other miscellaneous expenses.

Operating income in the first quarter of 2012 decreased $2.2 million to $7.9 million, a 21 percent decrease from operating income in the quarter ended March 31, 2011. Operating income was 27 percent of revenues in the first quarter of 2012 compared to 33 percent of revenues in the first quarter of 2011. The major contributor to the decrease in operating income for the first quarter of 2012 was the previously mentioned decrease in shipments. We expect that our customer’s inventory correction will taper off as the year progresses, with full year 2012 showing an overall decline in operating income of approximately 10% as compared to 2011.

Income tax expense for the first quarter of 2012 was $2.9 million compared to income tax expense of $3.6 million for the same period in the prior year. The effective tax rate for the first quarter of 2012 was 34.7 percent, compared with 34.2 percent for the first quarter of 2011. The increase in the effective tax rate for the 2012 period was primarily a result of the absence of tax incentives for research and development expenditures in the 2012 period and an increase in state income taxes. We expect the effective tax rate for the remainder of 2012 to be within a range of 34.0 to 35.0 percent.

Liquidity and Capital Resources

We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2016 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at March 31, 2012 or at December 31, 2011. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At March 31, 2012, we were in compliance with all financial covenants. We believe that the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At March 31, 2012, we had a total of $54.5 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $800,000 from December 31, 2011. The principal contributor to this decrease was the purchase of treasury stock.

Cash flows from operating activities generated $5.0 million for the three months ended March 31, 2012 as compared to $7.4 million for the three months ended March 31, 2011. The decrease in the 2012 period was primarily attributable to decreased operational results as compared to the 2011 period and increased cash requirements for working capital items, specifically accounts payable and accrued liabilities for the 2012 period. During the first quarter of 2012, we expended $2.8 million for the addition of property and equipment, $9.0 million for investments, $2.0 million for treasury stock and $985,000 for dividends. During that same period, maturities of investments generated $4.0 million.

At March 31, 2012, we had working capital of $70.2 million, including $18.9 million in cash and cash equivalents and $20.2 million in short-term investments. The $3.5 million decrease in working capital during the first quarter of 2012 was primarily related to decreases in cash and cash equivalents and prepaid expenses partially offset by decreases in accounts payable and accrued liabilities and increases to accounts receivable and inventories. The net decrease in cash and short-term investments was primarily related to reductions in accounts payable and accrued liabilities and purchases of treasury stock. The decrease in prepaid expenses is related to prepaid taxes applied to current year tax liabilities

We believe that our $54.5 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary and our capital resources should not be materially impacted by the current economic environment. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2012.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our operating income for 2012, our effective tax rate for the remainder of 2012, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, the impact that the inability of the bank providing the credit facility to provide funds thereunder would have on our ability to fund operations, our access to equity and debt financing, the impact of the current economic environment on our capital resources and the increase in cash, cash equivalents, and investments in the remainder of 2012. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2012, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2011 Form 10-K.

Item 4.      Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based upon this evaluation ,our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.    Risk Factors

There were no material changes to the risk factors disclosed in our 2011 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2012 through 1/31/2012	-	-	-	192,000
2/1/2012 through 2/29/2012	906	$206.33	906	191,094
3/1/2012 through 3/31/2012	9,094	$202.21	9,094	182,000
Total	10,000	$202.58	10,000	182,000

(1)
On August 16, 2011, our Board of Directors approved a new stock repurchase program pursuant to which we can repurchase up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions. The new stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

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

Atrion Corporation
(Registrant)

Date: May 8, 2012	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: May 8, 2012	By:	/s/ Jeffery Strickland
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