Form 10-Q
period 2012-06-30
ATRION CORP
filed 2012-08-07
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2012
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 20, 2012
Common stock, Par Value $0.10 per share	2,013,789

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statments

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues	$30,689	$31,139	$59,929	$61,728
Cost of goods sold	16,016	14,684	31,427	29,721
Gross profit	14,673	16,455	28,502	32,007
Operating expenses:
Selling	1,465	1,341	2,907	2,836
General and administrative	3,397	3,949	6,868	7,333
Research and development	844	728	1,817	1,305
	5,706	6,018	11,592	11,474
Operating income	8,967	10,437	16,910	20,533

Interest income	359	342	649	668
Other income	--	--	2	2
	359	342	651	670

Income before provision for income taxes	9,326	10,779	17,561	21,203
Provision for income taxes	(3,227)	(3,760)	(6,085)	(7,326)

Net Income	6,099	7,019	11,476	13,877

Other comprehensive income, net of tax:
None	--	--	--	--

Comprehensive income	$6,099	$7,019	$11,476	$13,877

Income per basic share	$3.03	$3.48	$5.70	$6.88
Weighted average basic shares outstanding	2,016	2,019	2,015	2,018

Income per diluted share	$3.02	$3.46	$5.67	$6.84
Weighted average diluted shares outstanding	2,019	2,030	2,023	2,030

Dividends per common share	$0.49	$0.42	$0.98	$0.84

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

Assets	June 30, 2012	December 31, 2011

Current assets:
Cash and cash equivalents	$8,395	$24,590
Short-term investments	17,377	20,279
Accounts receivable	14,921	11,223
Inventories	24,899	24,582
Prepaid expenses	2,218	2,313
Deferred income taxes	755	755
	68,565	83,742

Long-term investments	27,665	10,336

Property, plant and equipment	120,127	114,975
Less accumulated depreciation and amortization	61,658	58,605
	58,469	56,370

Other assets and deferred charges:
Patents	918	999
Goodwill	9,730	9,730
Other	799	718
	11,447	11,447

	$166,146	$161,895
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,010	$9,208
Accrued income and other taxes	466	835
	8,476	10,043

Line of credit	--	--

Other non-current liabilities	13,666	13,338

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	28,146	25,452
Retained earnings	163,104	153,618
Treasury shares,1,406 at June 30, 2012 and 1,404 at December 31, 2011, at cost	(47,588)	(40,898)
Total stockholders’ equity	144,004	138,514

	$166,146	$161,895

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$11,476	$13,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,562	3,163
Deferred income taxes	315	1,395
Stock-based compensation	729	461
Net change in accrued interest, premiums, and discounts on investments	368	361
	16,450	19,257

Changes in operating assets and liabilities:
Accounts receivable	(3,698)	(3,314)
Inventories	(317)	(3,688)
Prepaid expenses	95	(1,730)
Other non-current assets	(81)	18
Accounts payable and accrued liabilities	(1,198)	2,738
Accrued income and other taxes	(369)	255
Other non-current liabilities	13	58
	10,895	13,594

Cash flows from investing activities:
Property, plant and equipment additions	(5,580)	(5,519)
Purchase of investments	(21,545)	(9,723)
Proceeds from maturities of investments	6,750	2,400
	(20,375)	(12,842)

Cash flows from financing activities:
Shares tendered for employees’ taxes on stock-based compensation	(1,065)	--
Issuance of treasury stock	153	--
Purchase of treasury stock	(4,756)	--
Tax benefit related to stock-based compensation	929	19
Dividends paid	(1,976)	(1,697)
	(6,715)	(1,678)

Net change in cash and cash equivalents	(16,195)	(926)
Cash and cash equivalents at beginning of period	24,590	10,670
Cash and cash equivalents at end of period	$8,395	$9,744

Cash paid for:
Income taxes	$4,597	$6,893

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

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30,	December 31,
	2012	2011
Raw materials	$9,726	$9,074
Work in process	6,079	4,843
Finished goods	9,094	10,665
Total inventories	$24,899	$24,582

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three Months Ended June, 30		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Net income	$6,099	$7,019	$11,476	$13,877

Weighted average basic shares outstanding	2,016	2,019	2,015	2,018
Add: Effect of dilutive securities	3	11	8	12
Weighted average diluted shares outstanding	2,019	2,030	2,023	2,030

Earnings per share:
Basic	$3.03	$3.48	$5.70	$6.88
Diluted	$3.02	$3.46	$5.67	$6.84

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options, unvested restricted stock and stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 6,322 and 6,711 shares of common stock for the quarters ended June 30, 2011 and 2012, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments
As of June 30, 2012, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of June 30, 2012 ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$17,377	$86	$-	$17,463

Long-term Investments
Corporate bonds	$27,665	$133	$210	$27,588

At June 30, 2012, the length of time until maturity of these securities ranged from two to 34 months.

 (5)           Recent Accounting Pronouncements

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. Our other medical and non-medical products include valves and inflation devices used in marine and aviation safety products.

Our products are used in a wide variety of applications by numerous customers. We encounter competition in all of our markets and compete primarily on the basis of product quality, price, engineering, customer service and delivery time.

Our strategy is to provide a broad selection of products in the areas of our expertise. Research and development efforts are focused on improving current products and developing new highly-engineered products that meet customer needs and serve niche markets with meaningful sales potential. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce indebtedness, to fund capital expenditures, to repurchase stock and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

• Focusing on customer needs;
• Expanding existing product lines and developing new products;
• Maintaining a culture focused on quality and efficiency; and
•  Preserving and fostering a collaborative, entrepreneurial management structure.

For the three months ended June 30, 2012, we reported revenues of $30.7 million, operating income of $9.0 million and net income of $6.1 million, down 1 percent, 14 percent and 13 percent, respectively, from the three months ended June 30, 2011. For the six months ended June 30, 2012, we reported revenues of $59.9 million, operating income of $16.9 million and net income of $11.5 million, down 3 percent, 18 percent and 17 percent, respectively, from the six months ended June 30, 2011.

Results for the three months ended June 30, 2012

Consolidated net income totaled $6.1 million, or $3.03 per basic and $3.02 per diluted share, for the three months ended June 30, 2012. This is compared with consolidated net income of $7.0 million, or $3.48 per basic and $3.46 per diluted share, for the three months ended June 30, 2011. The income per basic share computations are based on weighted average basic shares outstanding of 2,016,000 in the 2012 period and 2,019,000 in the 2011 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,019,000 in the 2012 period and 2,030,000 in the 2011 period.

Consolidated revenues of $30.7 million for the second quarter of 2012 were 1 percent lower than revenues of $31.1 million for the second quarter of 2011. This decrease was primarily related to reduced sales to a large customer with which we have a long-term contract that had accumulated too large of an inventory of one of our products in 2011 partially offset by increased revenues from our fluid delivery and cardiovascular product lines.

Revenues by product line were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011

Fluid Delivery	$13,394	$12,490
Cardiovascular	9,515	8,222
Ophthalmology	3,653	5,407
Other	4,127	5,020
Total	$30,689	$31,139

Cost of goods sold of $16.0 million for the second quarter of 2012 was $1.3 million higher than in the comparable 2011 period. Our cost of goods sold for the three months ended June 30, 2012 was 52.2 percent of revenues compared with 47.2 percent of revenues for the three months ended June 30, 2011. The primary contributors to the increase in our cost of goods sold as a percent of revenue were product mix, higher depreciation expense and lower manufacturing efficiencies in one product line partially offset by the impact of continued cost improvement initiatives.

Gross profit of $14.7 million for the three months ended June 30, 2012 was $1.8 million, or 11 percent, lower than in the comparable 2011 period. Our gross profit percentage for the three months ended June 30, 2012 was 47.8 percent of revenues compared with 52.8 percent of revenues for the three months ended June 30, 2011. The decrease in gross profit percentage in the 2012 period compared to the 2011 period was primarily related to product mix, higher depreciation expense and lower manufacturing efficiencies partially offset by continued cost improvements.

Our second quarter 2012 operating expenses of $5.7 million were $312,000 lower than the operating expenses for the second quarter of 2011. This decrease was comprised of a $552,000 decrease in General and Administrative, or G&A, expenses partially offset by a $116,000 increase in Research and Development, or R&D, expenses and a $124,000 increase in Selling expenses. The decrease in G&A expenses for the second quarter of 2012 was primarily related to reduced outside services. The increase in R&D costs was primarily related to increased headcount, supplies and outside services. The increase in Selling expenses for the second quarter of 2012 was principally attributable to increased commissions, travel, compensation, promotion and advertising.

Operating income for the three months ended June 30, 2012 decreased $1.5 million to $9.0 million, a 14 percent decrease from operating income in the quarter ended June 30, 2011. Operating income was 29 percent of revenues for the three months ended June 30, 2012 compared to 34 percent of revenues for the three months ended June 30, 2011. The major contributor to the decrease in operating income for the second quarter of 2012 was the previously mentioned decrease in sales. We continue to expect that our customer's inventory correction will taper off as the year progresses, with full year 2012 showing an overall decline in operating income of approximately 10% as compared to 2011.

Income tax expense for the second quarter of 2012 was $3.2 million compared to income tax expense of $3.8 million for the same period in the prior year. The effective tax rate for the second quarter of 2012 was 34.6 percent as compared with 34.9 percent for the second quarter of 2011. We expect the effective tax rate for the remainder of 2012 to be within a range of 34.0 to 35.0 percent.

Results for the six months ended June 30, 2012

Consolidated net income totaled $11.5 million, or $5.70 per basic and $5.67 per diluted share, for the six months ended June 30, 2012. This is compared with consolidated net income of $13.9 million, or $6.88 per basic and $6.84 per diluted share, for the six months ended June 30, 2011. The income per basic share computations are based on weighted average basic shares outstanding of 2,015,000 in the 2012 period and 2,018,000 in the 2011 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,023,000 in the 2012 period and 2,030,000 in the 2011 period.

Consolidated revenues of $59.9 million for the first six months of 2012 were 3 percent lower than revenues of $61.7 million for the first six months of 2011. This decrease was primarily related to reduced sales to a large customer with which we have a long-term contract that had accumulated too large of an inventory of one of our products in 2011.

Revenues by product line were as follows (in thousands):

	Six Months Ended June 30,
	2012	2011

Fluid Delivery	$24,774	$24,217
Cardiovascular	18,825	16,631
Ophthalmology	7,311	10,951
Other	9,019	9,929
Total	$59,929	$61,728

Cost of goods sold of $31.4 million for the first six months of 2012 was $1.7 million  higher than in the comparable 2011 period. Our cost of goods sold for the six months ended June 30, 2012 was 52.4 percent of revenues compared with 48.1 percent of revenues for the six months ended June 30, 2011. The primary contributors to the increase in our cost of goods sold as a percent of revenue were product mix, higher depreciation expense and lower manufacturing efficiencies in one product line partially offset by the impact of continued cost improvement initiatives.

Gross profit of $28.5 million for the six months ended June 30, 2012 was $3.5 million, or 11 percent, lower than in the comparable 2011 period. Our gross profit percentage for the six months ended June 30, 2012 was 47.6 percent of revenues compared with 51.9 percent of revenues for the six months ended June 30, 2011. The decrease in gross profit percentage in the 2012 period compared to the 2011 period was primarily related to product mix, higher depreciation expense and lower manufacturing efficiencies partially offset by continued cost improvements.

Operating expenses for the first six months of 2012 of $11.6 million were $118,000 higher than the operating expenses for the same period of 2011. This increase was comprised of a $512,000 increase in R&D expenses and a $71,000 increase in Selling expenses partially offset by a $465,000 decrease in G&A expenses. The increase in R&D costs was primarily related to increased headcount, supplies and outside services. The increase in Selling expenses for the first six months of 2012 was primarily related to increased commissions, compensation, promotion and advertising partially offset by reduced outside services and other miscellaneous expenses. The decrease in G&A expenses for the first six months of 2012 was principally attributable to decreased outside services.

Operating income for the six months ended June 30, 2012 decreased $3.6 million to $16.9 million, an 18 percent decrease from operating income for the six months ended June 30, 2011. Operating income was 28 percent of revenues for the six months ended June 30, 2012 compared to 33 percent of revenues for the six months ended June 30, 2011. The major contributor to the decrease in operating income for the first six months of 2012 was the previously mentioned decrease in shipments.

Income tax expense for the first six months of 2012 was $6.1 million compared to income tax expense of $7.3 million for the same period in the prior year. The effective tax rate for the first six months of 2012 was 34.7 percent, compared with 34.6 percent for the same period of 2011. We expect the effective tax rate for the remainder of 2012 to be within a range of 34.0 to 35.0 percent.

Liquidity and Capital Resources
We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2016 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at June 30, 2012 or at December 31, 2011. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At June 30, 2012, we were in compliance with all covenants. We believe the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. We believe that we would be able to fund our operations even if that bank were unable to provide such funds.

At June 30, 2012, we had a total of $53.4 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $1.8 million from December 31, 2011. The principal contributors to this decrease were the purchase of treasury stock and investment in property, plant and equipment.

Cash flows from operating activities generated $10.9 million for the six months ended June 30, 2012 as compared to $13.6 million for the six months ended June 30, 2011. The decrease in the 2012 period was primarily attributable to decreased operational results as compared to the 2011 period and increased cash requirements for working capital items, specifically accounts receivable, accounts payable and accrued liabilities for the 2012 period. During the first six months of 2012, we expended $5.6 million for the addition of property and equipment, $21.5 million for investments, $4.8 million for treasury stock and $2.0 million for dividends. During that same period, maturities of investments generated $6.8 million.

At June 30, 2012, we had working capital of $60.1 million, including $8.4 million in cash and cash equivalents and $17.4 million in short-term investments. The $13.6 million decrease in working capital during the first six months of 2012 was primarily related to decreases in cash and cash equivalents and short-term investments partially offset by decreases in accounts payable and accrued liabilities and increases to accounts receivable. The net decrease in cash and short-term investments was primarily related to reductions in accounts payable and accrued liabilities, purchases of treasury stock and purchases of long-term investments.

We believe that our $53.4 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe our strong financial position would allow us to access equity or debt financing should that be necessary and our capital resources should not be materially impacted by the current economic environment. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2012.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our operating income for 2012, our effective tax rate for the remainder of 2012, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under our credit facility, our ability to fund our operations even if the bank providing our credit facility were unable to provide funds thereunder, our access to equity and debt financing, the impact of the current economic environment on our capital resources and the increase in cash, cash equivalents, and investments in the remainder of 2012. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended June 30, 2012, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2011 Form 10-K.

  Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1.   Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in our 2011 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended June 30, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2012 through 4/30/2012	-	-	-	182,000
5/1/2012 through 5/31/2012	2,417	$200.74	2,417	179,583
6/1/2012 through 6/30/2012	11,155	$201.22	11,155	168,428
Total	13,572	$201.13	13,572	168,428

(1)  All shares shown in this column were purchased in open-market transactions.
(2)  On August 16, 2011, our Board of Directors approved a new stock repurchase program pursuant to which we can repurchase up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions. This stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

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

Atrion Corporation
(Registrant)

Date: August 7, 2012	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: August 7, 2012	By:	/s/ Jeffery Strickland
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