Form 10-Q
period 2012-09-30
ATRION CORP
filed 2012-11-07
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2012
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer   ☐          Accelerated filer   ☒             Non-accelerated filer    ☐           Smaller reporting company   ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 17, 2012
Common stock, Par Value $0.10 per share	2,013,789

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues	$30,637	$30,457	$90,565	$92,185
Cost of goods sold	15,742	15,161	47,168	44,882
Gross profit	14,895	15,296	43,397	47,303
Operating expenses:
Selling	1,301	1,220	4,208	4,056
General and administrative	3,164	3,294	10,033	10,627
Research and development	753	778	2,569	2,083
	5,218	5,292	16,810	16,766
Operating income	9,677	10,004	26,587	30,537

Interest income	411	325	1,060	993
Other income	--	1	2	3
	411	326	1,062	996

Income before provision for income taxes	10,088	10,330	27,649	31,533
Provision for income taxes	(2,829)	(3,556)	(8,914)	(10,883)

Net Income	7,259	6,774	18,735	20,650

Other comprehensive income, net of tax:
None	--	--	--	--

Comprehensive income	$7,259	$6,774	$18,735	$20,650

Income per basic share	$3.60	$3.35	$9.30	$10.22
Weighted average basic shares outstanding	2,014	2,023	2,015	2,020

Income per diluted share	$3.59	$3.33	$9.24	$10.17
Weighted average diluted shares outstanding	2,022	2,033	2,028	2,031

Dividends per common share	$0.56	$0.49	$1.54	$1.33

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

Assets	September 30, 2012	December 31, 2011

Current assets:
Cash and cash equivalents	$22,341	$24,590
Short-term investments	16,354	20,279
Accounts receivable	14,579	11,223
Inventories	24,512	24,582
Prepaid expenses	1,490	2,313
Deferred income taxes	755	755
	80,031	83,742

Long-term investments	23,501	10,336

Property, plant and equipment	121,825	114,975
Less accumulated depreciation and amortization	62,918	58,605
	58,907	56,370

Other assets and deferred charges:
Patents	877	999
Goodwill	9,730	9,730
Other	814	718
	11,421	11,447

	$173,860	$161,895
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,665	$9,208
Accrued income and other taxes	970	835
	9,635	10,043

Line of credit	--	--

Other non-current liabilities	13,712	13,338

Stockholders’ equity:
Common shares, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	28,531	25,452
Retained earnings	169,228	153,618
Treasury shares,1,406 at September 30, 2012 and 1,404 at December 31, 2011, at cost	(47,588)	(40,898)
Total stockholders’ equity	150,513	138,514

	$173,860	$161,895

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$18,735	$20,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,563	4,861
Deferred income taxes	1,097	1,725
Stock-based compensation	1,106	758
Net change in accrued interest, premiums, and discounts on investments	556	320
	27,057	28,314

Changes in operating assets and liabilities:
Accounts receivable	(3,356)	(2,134)
Inventories	70	(6,022)
Prepaid expenses	823	(417)
Other non-current assets	(96)	52
Accounts payable and accrued liabilities	(543)	3,353
Accrued income and other taxes	135	749
Other non-current liabilities	(723)	(107)
	23,367	23,788

Cash flows from investing activities:
Property, plant and equipment additions	(7,978)	(8,138)
Purchase of investments	(21,545)	(9,723)
Proceeds from maturities of investments	11,750	6,290
	(17,773)	(11,571)

Cash flows from financing activities:
Shares tendered for employees’ taxes on stock-based compensation	(1,065)	(78)
Issuance of treasury stock	153	--
Purchase of treasury stock	(4,756)	(1,513)
Tax benefit related to stock-based compensation	929	79
Dividends paid	(3,104)	(2,688)
	(7,843)	(4,200)

Net change in cash and cash equivalents	(2,249)	8,017
Cash and cash equivalents at beginning of period	24,590	10,670
Cash and cash equivalents at end of period	$22,341	$18,687

Cash paid for:
Income taxes	$6,471	$9,037

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

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$9,782	$9,074
Work in process	5,794	4,843
Finished goods	8,936	10,665
Total inventories	$24,512	$24,582

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three Months Ended September, 30		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Net income	$7,259	$6,774	$18,735	$20,650

Weighted average basic shares outstanding	2,014	2,023	2,015	2,020
Add: Effect of dilutive securities	8	10	13	11
Weighted average diluted shares outstanding	2,022	2,033	2,028	2,031

Earnings per share:
Basic	$3.60	$3.35	$9.30	$10.22
Diluted	$3.59	$3.33	$9.24	$10.17

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options, unvested restricted stock and stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 5,901 and 2,271 shares of common stock for the quarters ended September 30, 2012 and 2011, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments
As of September 30, 2012, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of September 30, 2012 ( in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$16,354	$120	$-	$16,474

Long-term Investments
Corporate bonds	$23,501	$369	$39	$23,831

At September 30, 2012, the length of time until maturity of these securities ranged from one to 31 months.

(5)           Income Taxes

Our effective tax rate for the third quarter of 2012 was 28.0 percent as compared with 34.4 percent for the third quarter of 2011. Our effective tax rate for the first nine months of 2012 was 32.2 percent, compared with 34.5 percent for the same period of 2011. The decrease in our effective tax rate for both the third quarter and the first nine months of 2012 was primarily related to a favorable adjustment to an uncertain tax position related to income tax credits claimed for research and development following the conclusion, in September 2012, of an Internal Revenue Service examination of our United States federal income tax returns for 2006, 2007 and 2008.

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
●      Maintaining a culture focused on quality and efficiency; and
●      Preserving and fostering a collaborative and entrepreneurial culture.

For the three months ended September 30, 2012, we reported revenues of $30.6 million, operating income of $9.7 million and net income of $7.3 million, up 1 percent, down 3 percent and up 7 percent, respectively, from the three months ended September 30, 2011. For the nine months ended September 30, 2012, we reported revenues of $90.6 million, operating income of $26.6 million and net income of $18.7 million, down 2 percent, 13 percent and 9 percent, respectively, from the nine months ended September 30, 2011.

Results for the three months ended September 30, 2012

Consolidated net income totaled $7.3 million, or $3.60 per basic and $3.59 per diluted share, for the three months ended September 30, 2012. This is compared with consolidated net income of $6.8 million, or $3.35 per basic and $3.33 per diluted share, for the three months ended September 30, 2011. The income per basic share computations are based on weighted average basic shares outstanding of 2,014,000 in the 2012 period and 2,023,000 in the 2011 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,022,000 in the 2012 period and 2,033,000 in the 2011 period.

Consolidated revenues of $30.6 million for the third quarter of 2012 were 1 percent higher than revenues of $30.5 million for the third quarter of 2011. This increase was primarily related to increased revenues from our fluid delivery product line partially offset by reduced sales to a large ophthalmology customer with which we have a long-term contract that had accumulated too large of an inventory of our products in 2011.

Revenues by product line were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011

Fluid Delivery	$13,160	$11,137
Cardiovascular	8,481	8,983
Ophthalmology	3,934	5,337
Other	5,061	5,000
Total	$30,636	$30,457

Cost of goods sold of $15.7 million for the third quarter of 2012 was $581,000 higher than in the comparable 2011 period. Our cost of goods sold for the three months ended September 30, 2012 was 51.4 percent of revenues compared with 49.8 percent of revenues for the three months ended September 30, 2011. The primary contributors to the increase in our cost of goods sold as a percent of revenue were product mix, higher depreciation expense and lower manufacturing efficiencies in one product line partially offset by the impact of continued cost improvement initiatives.

Gross profit of $14.9 million for the three months ended September 30, 2012 was $401,000, or 3 percent, lower than in the comparable 2011 period. Our gross profit percentage for the three months ended September 30, 2012 was 48.6 percent of revenues compared with 50.2 percent of revenues for the three months ended September 30, 2011. The decrease in gross profit percentage in the 2012 period compared to the 2011 period was primarily related to product mix, higher depreciation expense and lower manufacturing efficiencies partially offset by continued cost improvements.

Our third quarter 2012 operating expenses of $5.2 million were $74,000 lower than the operating expenses for the third quarter of 2011. This decrease was comprised of a $130,000 decrease in General and Administrative, or G&A, expenses, a $25,000 decrease in Research and Development, or R&D, expenses partially offset by an $81,000 increase in Selling expenses. The decrease in G&A expenses for the third quarter of 2012 was primarily related to reduced outside services partially offset by costs of new hires. The decrease in R&D costs was primarily related to decreased supplies and outside services partially offset by increased compensation. The increase in Selling expenses for the third quarter of 2012 was principally attributable to increased commissions and increased promotion and advertising.

Operating income for the three months ended September 30, 2012 decreased $327,000 to $9.7 million, a 3 percent decrease from operating income in the quarter ended September 30, 2011. Operating income was 32 percent of revenues for the three months ended September 30, 2012 compared to 33 percent of revenues for the three months ended September 30, 2011. The major contributor to the decrease in operating income for the third quarter of 2012 was the increase in cost of goods sold.

Income tax expense for the third quarter of 2012 was $2.8 million compared to income tax expense of $3.6 million for the same period in the prior year. The effective tax rate for the third quarter of 2012 was 28.0 percent as compared with 34.4 percent for the third quarter of 2011. The decrease in our effective tax rate for the third quarter of 2012 was primarily related to a favorable adjustment to an uncertain tax position related to income tax credits claimed for research and development following the conclusion, in September 2012, of an Internal Revenue Service examination of our United States federal income tax returns for 2006, 2007 and 2008. We expect the effective tax rate for the remainder of 2012 to be within a range of 33.5 to 34.5 percent.

Results for the nine months ended September 30, 2012

Consolidated net income totaled $18.7 million, or $9.30 per basic and $9.24 per diluted share, for the nine months ended September 30, 2012. This is compared with consolidated net income of $20.7 million, or $10.22 per basic and $10.17 per diluted share, for the nine months ended September 30, 2011. The income per basic share computations are based on weighted average basic shares outstanding of 2,015,000 in the 2012 period and 2,020,000 in the 2011 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,028,000 in the 2012 period and 2,031,000 in the 2011 period.

Consolidated revenues of $90.6 million for the first nine months of 2012 were 2 percent lower than revenues of $92.2 million for the first nine months of 2011. This decrease was primarily related to reduced sales to a large ophthalmology customer with which we have a long-term contract that had accumulated too large of an inventory of our products in 2011.

Revenues by product line were as follows (in thousands):

	Nine months Ended September 30,
	2012	2011

Fluid Delivery	$37,934	$35,354
Cardiovascular	27,306	25,614
Ophthalmology	11,245	16,288
Other	14,080	14,929
Total	$90,565	$92,185

Cost of goods sold of $47.2 million for the first nine months of 2012 was $2.3 million higher than in the comparable 2011 period. Our cost of goods sold for the nine months ended September 30, 2012 was 52.1 percent of revenues compared with 48.7 percent of revenues for the nine months ended September 30, 2011. The primary contributors to the increase in our cost of goods sold as a percent of revenue were product mix, higher depreciation expense and lower manufacturing efficiencies in one product line partially offset by the impact of continued cost improvement initiatives.

Gross profit of $43.4 million for the nine months ended September 30, 2012 was $3.9 million, or 8 percent, lower than in the comparable 2011 period. Our gross profit percentage for the nine months ended September 30, 2012 was 47.9 percent of revenues compared with 51.3 percent of revenues for the nine months ended September 30, 2011. The decrease in gross profit percentage in the 2012 period compared to the 2011 period was primarily related to product mix, higher depreciation expense and lower manufacturing efficiencies partially offset by continued cost improvements.

Operating expenses for the first nine months of 2012 of $16.8 million were $44,000 higher than the operating expenses for the same period of 2011. This increase was comprised of a $486,000 increase in R&D expenses and a $152,000 increase in Selling expenses partially offset by a $594,000 decrease in G&A expenses. The increase in R&D costs was primarily related to increased headcount, supplies, outside services and depreciation. The increase in Selling expenses for the first nine months of 2012 was primarily related to increased commissions, compensation, promotion and advertising partially offset by reduced outside services and other miscellaneous expenses. The decrease in G&A expenses for the first nine months of 2012 was principally attributable to decreased outside services partially offset by increased compensation.

Operating income for the nine months ended September 30, 2012 decreased $3.9 million to $26.6 million, a 13 percent decrease from operating income for the nine months ended September 30, 2011. Operating income was 29 percent of revenues for the nine months ended September 30, 2012 compared to 33 percent of revenues for the nine months ended September 30, 2011. The major contributor to the decrease in operating income for the first nine months of 2012 was the previously mentioned decrease in shipments and increase in costs of goods sold.

Income tax expense for the first nine months of 2012 was $8.9 million compared to income tax expense of $10.9 million for the same period in the prior year. The effective tax rate for the first nine months of 2012 was 32.2 percent compared with 34.5 percent for the same period of 2011. The decrease in our effective tax rate for the first nine months of 2012 was primarily related to a favorable adjustment to an uncertain tax position related to income tax credits claimed for research and development following the conclusion, in September 2012, of an Internal Revenue Service examination of our United States federal income tax returns for 2006, 2007 and 2008.  We expect the effective tax rate for the remainder of 2012 to be within a range of 33.5 and 34.5 percent.

Liquidity and Capital Resources
We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2016 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at September 30, 2012 or at December 31, 2011. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At September 30, 2012, we were in compliance with all covenants. We believe the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. We also believe that we would be able to fund our operations even if that bank were unable to provide such funds.

At September 30, 2012, we had a total of $62.2 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $7.0 million from December 31, 2011. The principal contributor to this increase was the cash generated by operating activities.

Cash flows from operating activities generated $23.4 million for the nine months ended September 30, 2012 as compared to $23.8 million for the nine months ended September 30, 2011. The decrease in the 2012 period was primarily attributable to decreased operating results as compared to the 2011 period and increased cash requirements for working capital items, specifically accounts receivable, accounts payable and accrued liabilities for the 2012 period. During the first nine months of 2012, we expended $8.0 million for the addition of property and equipment, $21.5 million for investments, $4.8 million for treasury stock and $3.1 million for dividends. During that same period, maturities of investments generated $11.8 million.

At September 30, 2012, we had working capital of $70.4 million, including $22.3 million in cash and cash equivalents and $16.4 million in short-term investments. The $3.3 million decrease in working capital during the first nine months of 2012 was primarily related to decreases in cash and cash equivalents and short-term investments partially offset by decreases in accounts payable and accrued liabilities and increases to accounts receivable. The net decrease in cash and short-term investments was primarily related to purchases of treasury stock, property, plant and equipment and purchases of long-term investments.

We believe that our $62.2 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2012.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2012, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under our credit facility, our ability to fund our operations even if the bank providing our credit facility were unable to provide funds thereunder, our access to equity and debt financing, and the increase in cash, cash equivalents, and investments in the remainder of 2012. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended September 30, 2012, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2011 Form 10-K.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Atrion Corporation
(Registrant)

Date: November 7, 2012	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: November 7, 2012	By:	/s/ Jeffery Strickland
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