Form 10-K
period 2012-12-31
ATRION CORP
filed 2013-03-11
CIK 701288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2012
For the Transition Period from __to __
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
Yes ☐  No ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of, June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $322,289,234 based on the $204.98 closing price reported for such date on the NASDAQ Global Select Market.

Number of shares of Common Stock outstanding at February 12, 2013: 2,020,707

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2013 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2012
________

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1.             BUSINESS.

General

Atrion Corporation and its subsidiaries (”we,” “our,” “us,” “Atrion,” or the “Company”) develop and manufacture products, primarily for medical applications. Our medical products range from fluid delivery devices to ophthalmic and cardiovascular products.

Our fluid delivery products accounted for 41 percent, 38 percent and 36 percent of net revenues for 2012, 2011 and 2010, respectively. These products include proprietary valves that promote infection control and needle safety. We have developed a wide variety of luer syringe check valves and one-way valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, catheter and other applications. We also make tubing clamps in a variety of materials and colors that are compatible with various grades of tubing and sterilization processes and produce specialized intravenous sets for use in numerous applications including anesthesia and oncology.

Our cardiovascular products accounted for 30 percent, 29 percent and 29 percent of our net revenues for each of 2012, 2011 and 2010, respectively. At the heart of our cardiovascular products is the MPS2® Myocardial Protection System, or MPS2, a proprietary technology that delivers essential fluids and medications to the heart during open-heart surgery. The MPS2 integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible management of this process, indicating improved patient outcomes. The MPS2 is the only device used in open-heart surgery that allows for the mixing of drugs into the bloodstream without diluting the blood. The MPS2 employs advanced pump, temperature control and microprocessor technologies and includes a line of disposable products. We also develop and manufacture other cardiovascular products such as cardiac surgery vacuum relief valves; silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; as well as products used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

Our ophthalmic products accounted for 13 percent, 17 percent and 18 percent of our net revenues for 2012, 2011 and 2010, respectively. We are a leading manufacturer of contact lens disinfection cases. We also manufacture a proprietary line of balloon catheters used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora, or chronic tearing. People affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of nasolacrimal blockage.

Our other medical and non-medical products accounted for 16 percent, 16 percent and 17 percent of our net revenues for 2012, 2011 and 2010, respectively. One of these product lines consists of instrumentation and associated disposables used to measure the activated clotting time of blood. In addition, we manufacture and sell a line of products designed for safe needle and scalpel blade containment. We are also the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture inflation systems and valves for products such as life vests, life rafts, inflatable boats, survival equipment, and other inflatable structures. We also produce one-way and two-way pressure relief valves for use on electronics cases, munitions cases, pressure vessels, transportation container cases, escape slides, and many other medical and non-medical applications.

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

Our net revenues from sales to customers outside the United States totaled approximately 42 percent, 42 percent and 40 percent of our net revenues for 2012, 2011 and 2010, respectively. Our international sales are made to various manufacturers and through distributors in over 60 countries.  Revenues from sales to customers in Canada totaled approximately 11 percent, 15 percent and 16 percent of our net revenues for 2012, 2011 and 2010, respectively. Additional information about our revenues from customers in and outside of the United States over the past three years is set forth in Part II, Item 8 of this Form 10-K.

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

We are subject to the Quality System Regulation, or QSR, of the United States Food and Drug Administration, or FDA, which requires manufacturers of medical devices to adhere to certain design testing, quality control, documentation and other quality assurance procedures during the manufacturing process. We devote significant attention to quality assurance. Our quality assurance measures begin with the suppliers which participate in our supplier quality assurance program. These measures continue at the manufacturing level where many components are assembled in a clean room environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Most finished products are then shipped to outside processors for sterilization by radiation or ethylene oxide gas. After sterilization, the products are quarantined and tested before they are shipped to customers.

Skilled workers are required for the manufacturing of our products, and we believe that additional workers with these skills are readily available in the areas where our plants are located.

Our medical device operations are ISO13485:2003 certified and are subject to FDA jurisdiction. Our non-medical device operations are ISO9001-2008 certified.

Research and Development

A well-targeted research and development program is an essential part of our activities, and we are currently engaged in a number of research and development projects. The objective of this program is to develop new products in our current product lines, improve current products and develop new product lines. The Company expects to continue additional research and development in 2013 in all these areas.

Our consolidated research and development expenditures for 2012, 2011 and 2010 were $3,766,000, $2,868,000, and $2,669,000, respectively.

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

Patents and License Agreements

Our commercial success is dependent, in part, on our ability to continue to develop patentable products, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. We currently have 413 active patents and patent applications pending on products that are either being sold or are in development. We pay royalties to outside parties for four patents. All of these patents and patents pending relate to products currently being sold by us or to products in evaluation stages.  Our patents expire at various times over the next 18 years.

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

In many of our markets, we compete with numerous other companies in the sale of healthcare products. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than ours. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of our cardiovascular and fluid delivery competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, HMOs and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. Furthermore, innovations in surgical techniques, product design or functions, or medical practices could have the effect of reducing or eliminating market demand for one or more of our products. In addition, our competitors may use price reductions to preserve market share in their product markets.

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

Healthcare Regulations

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

In March 2010, comprehensive healthcare reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) was enacted. Among other provisions, this legislation imposes a 2.3 percent excise tax on the sale in the United States of certain medical devices by the manufacturer, producer or importer after December 31, 2012. We believe that this excise tax will apply to less than 50 percent of our product revenue generated in the United States. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts and imposes new reporting and disclosure requirements for medical device manufacturers effective March 30, 2013. The Physician Payment Sunshine Act, which was included in the Affordable Care Act, imposes new reporting and disclosure requirements on device and drug manufacturers for any "transfer of value" made or distributed to prescribers and other healthcare providers. Manufacturers will be required to begin data collection on August 1, 2013 and report such data to the Centers for Medicare and Medicaid Services by March 31, 2014. Many of these provisions will be implemented through the regulatory process, and certain policy details have not yet been finalized. Various healthcare reform proposals have also emerged at the state level.

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

People

At January 31, 2013, we had 459 full-time employees. We are proud that many of our employees have tenures with us ranging from 10 to 36 years.

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

ITEM 1A.    RISK FACTORS.

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

Any one of these actions could materially adversely affect our revenues and profitability and harm our reputation.

•	We will be unable to sell our products if we fail to comply with regulations.
To manufacture our products commercially, we must comply with governmental regulations that govern design controls, quality systems and documentation policies and procedures, including continued compliance with QSR. The FDA and equivalent foreign governmental authorities periodically inspect our manufacturing facilities and the manufacturing facilities of our OEM medical device customers. If we or our OEM medical device customers fail to comply with these manufacturing regulations, including meeting reporting obligations to the FDA, or fail any FDA inspections, marketing or distribution of our products may be prevented or delayed, which would negatively impact our business.

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

●	We rely on technology to operate our business and any failure of these systems could harm our business.
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

●
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

The Affordable Care Act makes changes that may significantly impact the medical device industry.  One of the principal aims of the Affordable Care Act as currently enacted is to expand health insurance coverage to approximately 30 million Americans who are currently uninsured.  The consequences of a significant coverage expansion on the sales of our products are unknown and speculative at this point.

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
We have strategic relationships with a number of distributors for sales of our products. To the extent that we rely on distributors, our success will depend on the efforts of others over whom we may have little or no control.  If these strategic relationships are terminated and not replaced, our revenues could be adversely affected. Also, we may be named as a defendant in litigation against our distributors related to sales of our products by them.

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

A substantial portion of our sales occur ourside the United States, and we are increasing our presence in international markets. Sales outside the United States subject us to many risks, such as:
•  economic or political problems that disrupt foreign healthcare payment systems;
•  the imposition of governmental controls;
•  less favorable intellectual property or other applicable laws;
•  protectionist laws and business practices that favor local competitors;
•  the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;
•  changes in tax laws and tariffs;
•  receivables may be more difficult to collect; and
•  longer payment cycles.

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

•	We may lose revenues, market share and profits due to exchange rate fluctuations related to our international business.

Fluctuations in exchange rates may affect the prices that our international customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations. Because payments from our international customers are received primarily in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive or less affordable, and therefore adversely affect our sales, in international markets.

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
•  shipping delays or interruptions;
•  customer credit holds;
•  timing and recognition of certain research and development milestones and license fees; and
•   ability to control our costs;

•	If we make acquisitions or divestitures, we could encounter difficulties that harm our business.
We may acquire companies, products or technologies that we believe to be complementary to our business.  If we do so, we may have difficulty integrating the acquired personnel, operations, products or technologies and we may not realize the expected benefits of any such acquisition. In addition, acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees and increase our expenses, any of which could harm our business. We may also sell a business or product line. Any divestiture may result in significant write-offs, which could have a material adverse effect on our business, financial condition or results of operations. Divestitures could also involve additional risks, including difficulties in separation of operations, services and personnel, the diversion of management’s attention from other operations and the potential loss of key personnel.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.             PROPERTIES.

We own three facilities comprising approximately 398,000 square feet, and the 97 acres on which they are situated, in Texas, Alabama and Florida. Administrative, engineering, manufacturing and warehouse operations are conducted at each facility, and our corporate headquarters are located at our Texas facility.

ITEM 3.             LEGAL PROCEEDINGS.

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

ITEM 4.             MINE SAFETY DISCLOSURES.

                 Not applicable.

Executive Officers of the Company

Name	Age	Title
Emile A Battat	74	Chairman of the Company and Chairman of Halkey-Roberts Corporation, one of our subsidiaries

David A. Battat	43	President and Chief Executive Officer of the Company, President of Halkey-Roberts and Chairman of all other subsidiaries

Jeffery Strickland	54	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Messrs. David Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. Emile Battat currently serves as an officer of the Company and Halkey-Roberts Corporation (“Halkey-Roberts”). The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. The next meetings of the stockholders of the Company and our subsidiaries are expected to be held in May 2013 and the Boards of Directors of the Company and our subsidiaries are expected to meet promptly thereafter. Accordingly, the terms of office of the current officers of the Company and our subsidiaries are anticipated to expire in May 2013.

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

Brief Account of Business Experience During the Past Five Years

Mr. Emile Battat has been a director of the Company since 1987 and has served as Chairman of the Board of the Company since January 1998. He has served as Chairman of Halkey-Roberts since October 1998. He served as Chief Executive Officer of the Company and Chairman or President of all subsidiaries from October 1998 until May 2011

Mr. David Battat has been President and Chief Executive Officer of the Company and Chairman of all subsidiaries with the exception of Halkey-Roberts since May 2011. He has been President of Halkey-Roberts since January 2006. He served as the Company’s President and Chief Operating Officer from May 2007 until May 2011 and from February 2005 until December 2005 he served as Vice President - Business Development and General Counsel at Halkey-Roberts.

Mr. Strickland has served as Vice President and Chief Financial Officer, Secretary and Treasurer of the Company since February 1, 1997 and has served as Vice President or Secretary-Treasurer for all the Company’s subsidiaries since January 1997. Mr. Strickland was employed by the Company or our subsidiaries in various other positions from September 1983 through January 1997.

PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market (Symbol ATRI). As of February 26, 2013, we had approximately 3,500 stockholders, including beneficial owners holding shares in nominee or “street name.” The high and low sales prices as reported by NASDAQ for each quarter of 2011 and 2012 are shown below.

Year Ended December 31, 2011:	High	Low
First Quarter	$187.22	$163.80
Second Quarter	$200.56	$165.76
Third Quarter	$219.06	$186.22
Fourth Quarter	$244.30	$200.95

Year Ended December 31, 2012:	High	Low
First Quarter	$261.59	$199.00
Second Quarter	$234.00	$197.77
Third Quarter	$223.96	$206.00
Fourth Quarter	$221.30	$189.20

We pay regular quarterly cash dividends on our common stock. We have increased our quarterly cash dividend payments in September of each of the past six years. The quarterly dividend was increased to $.24 per share in September of 2007, to $.30 per share in September of 2008, to $.36 per share in September of 2009, to $.42 in September of 2010, $.49 in September of 2011 and $.56 in September of 2012. On January 29, 2010, December 23, 2010 and December 10, 2012 we made special cash dividend payments to stockholders of $6.00, $3.00 and $10.00 per share, respectively. We paid dividends totaling $24.5 million to our stockholders in 2012.

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

During the year ended December 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended December 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2012 through 10/31/2012	-	-	-	168,428
11/1/2012 through 11/30/2012	1,102	$196.98	1,102	167,326
12/1/2012 through 12/31/2012	1,888	$196.59	1,888	165,438
Total	2,990	$196.79	2,990	165,438

(1)	All shares shown in this column were purchased in open-market transactions.

(2)
On August 16, 2011, our Board of Directors approved a new stock repurchase program pursuant to which we can repurchase up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions. This stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

The stock performance graph set forth in our 2012 Annual Report to Stockholders is incorporated by reference herein and is included in Exhibit 13.1 to this Form 10-K.  However, the stock performance graph is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

ITEM 6.             SELECTED FINANCIAL DATA.

Selected Financial Data
(In thousands, except per share amounts)

	2012	2011	2010	2009		2008
Operating Results for the Year ended December 31,
Revenues	$119,062	$117,704	$108,569	$100,643		$95,895
Operating income	33,626	38,168	30,977	25,004	(a)	22,973
Net income	23,629	26,038	20,952	16,843	(a)	15,667
Depreciation and amortization	7,610	6,544	7,041	7,163		6,353
Per Share Data:
Net income per diluted share	11.66	12.82	10.32	8.36	(a)	7.82
Cash dividends per common share	12.10	1.82	10.56	1.32		1.08
Average diluted shares outstanding	2,027	2,031	2,030	2,015		2,004
Financial Position at December 31,
Total assets	155,810	161,895	134,652	132,749		115,353
Long-term debt	-	-	-	-		-

(a)  Included a non-cash charge for the settlement of a pension plan termination that subtracted $1.0 million from operating income, $643,000 from net income and $0.32 from net income per diluted share.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. Our other medical and non-medical products include valves and inflation devices used in marine and aviation safety products.  In 2012, approximately 42 percent of our sales were outside the United States.

Our products are used in a wide variety of applications by numerous customers. We encounter competition in all of our markets and compete primarily on the basis of product quality, price, engineering, customer service and delivery time.

Our strategy is to provide a broad selection of products in the areas of our expertise. Research and development efforts are focused on improving current products and developing highly-engineered products that meet customer needs and serve niche markets with meaningful sales potential. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce or eliminate indebtedness, to fund capital expenditures, to make investment purchases, to repurchase stock and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

•  Focusing on customer needs;
•  Expanding existing product lines and developing new products;
•  Maintaining a culture of controlling cost; and
•  Preserving and fostering a collaborative, entrepreneurial management structure.

For the year ended December 31, 2012, we reported revenues of $119.1 million, operating income of $33.6 million and net income of $23.6 million.

Results of Operations

Our net income was $23.6 million, or $11.72 per basic and $11.66 per diluted share, in 2012, compared to net income of $26.0 million, or $12.90 per basic and $12.82 per diluted share, in 2011 and net income of $21.0 million, or $10.38 per basic and $10.32 per diluted share, in 2010. Revenues were $119.1 million in 2012, compared with $117.7 million in 2011 and $108.6 million in 2010. The 1 percent revenue increase in 2012 over 2011 and 8 percent revenue increase in 2011 over 2010 were generally attributable to higher sales volumes. Increases in revenues in 2012 in our fluid delivery and cardiovascular product lines were largely offset by reduced sales to a large customer with which we have a long-term contract that had accumulated too large of an inventory of one of our products in 2011.

Annual revenues by product lines were as follows (in thousands):

	2012	2011	2010

Fluid Delivery	$49,060	$45,274	$39,442
Cardiovascular	36,021	34,072	31,280
Ophthalmology	15,717	19,581	19,370
Other	18,264	18,777	18,477
Total	$119,062	$117,704	$108,569

Our cost of goods sold was $62.9 million in 2012 and $57.7 million in each of 2011 and 2010.  Product mix, higher depreciation expense and lower manufacturing efficiencies in one product line partially offset by the impact of continued cost improvement initiatives were the primary contributors to the 9 percent increase in cost of goods sold for 2012 over 2011.

Gross profit in 2012 was $56.1 million compared with $60.0 million in 2011 and $50.9 million in 2010. Our gross profit was 47 percent of revenues in 2012, 51 percent of revenues in 2011 and 47 percent of revenues in 2010. The decrease in gross profit percentage in 2012 was primarily related to a product mix that was less favorable than 2011’s product mix. The increases in gross profit percentage in 2011 from the prior year were primarily due to a more favorable product mix, improvements in manufacturing efficiencies and the impact of cost-savings projects.

Operating expenses were $22.5 million in 2012 compared with $21.8 million in 2011 and $19.9 million in 2010. In 2012 increases in selling expenses and increases in research and development, or R&D, expenses were partially offset by decreases in general and administrative, or G&A, expenses. R&D expenses increased $898,000 in 2012 as compared to 2011 primarily related to increased compensation costs, increased supplies costs, increased travel costs and increased outside services. R&D expenses consist primarily of salaries and other related expenses of our R&D personnel as well as costs associated with regulatory matters. In 2012, selling expenses increased $369,000 primarily related to increased compensation, commissions and promotional expenses.  Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. G&A expenses decreased $592,000 in 2012 as compared to 2011 primarily related to decreased outside services. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees.

In 2011, increases in G&A expenses and increases in R&D expenses were partially offset by decreases in selling expenses. G&A expenses increased $1.7 million in 2011 as compared to 2010 primarily related to increased compensation and increased outside services. R&D expenses increased $199,000 in 2011 as compared to 2010 primarily related to increased compensation costs, increased supplies costs and increased outside services. In 2011, selling expenses decreased $43,000 primarily related to decreased compensation and promotional expenses.

Our operating income for 2012 was $33.6 million, compared with $38.2 million in 2011 and $31.0 million in 2010. Operating income was 28 percent of revenues for 2012, 32 percent of revenues for 2011 and 29 percent of revenues for 2010. The decrease in gross profit and the increase in operating expenses described above were the major contributors to the operating income decrease in 2012 compared to the previous year. The increase in gross profit partially offset by the increase in operating expenses described above was the major contributor to the operating income improvement in 2011 compared to the previous year. During 2013 we anticipate increases in R&D expenses and depreciation charges. After taking these items into consideration, we expect growth in our operating income during 2013 as compared to 2012.

Our interest income for 2012 was $1.4 million compared with $1.3 million in 2011 and $1.0 million in 2010. The increases in 2012 and 2011 were primarily related to the increased levels of cash and investments during 2012 and 2011. Results for 2012 and 2011 were also favorably impacted by investing in bonds with slightly longer maturities and higher yields.

Income tax expense in 2012 totaled $11.4 million, compared with $13.4 million in 2011 and $11.0 million in 2010. The effective tax rates for 2012, 2011 and 2010 were 32.6 percent, 34.0 percent and 34.5 percent, respectively. The decrease in our effective tax rate for 2012 was primarily related to a favorable adjustment to an uncertain tax position related to income tax credits claimed for research and development following the conclusion of an Internal Revenue Service examination of our United States federal income tax returns for 2006, 2007 and 2008. Benefits from tax incentives for domestic production totaled $949,000 in 2012, $996,000 in 2011 and $957,000 in 2010. Benefits from changes in uncertain tax positions totaled $720,000 in 2012 and $159,000 in 2011. Expenses from changes in uncertain tax positions totaled $255,000 in 2010. We expect our effective tax rate for 2013 to be approximately 33.5 percent.

Liquidity and Capital Resources

Effective October 1, 2011, our revolving credit facility with a money center bank was amended to increase the maximum principal amount of our revolving line of credit from $25.0 million to $40.0 million and to extend the termination date for advances under the revolving line of credit to October 1, 2016. The credit facility is to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2016 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at December 31, 2012 or 2011. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At December 31, 2012, we were in compliance with all financial covenants. We believe the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe such inability would not impact our ability to fund operations.

At December 31, 2012, we had a total of $44.6 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $10.6 million from December 31, 2011. The principal contributor to this decrease was the payment of dividends and payments for acquisitions of property, plant and equipment, which was partially offset by the cash generated by operating activities.

Cash flows provided by operations of $29.4 million in 2012 were primarily comprised of net income plus the net effect of non-cash expenses less net changes in working capital items. Accounts receivable, accounts payable and accrued liabilities were the primary contributors to the negative net change in working capital items. The change in accounts receivable was primarily related to increased sales in the fourth quarter of 2012 as compared with the fourth quarter of 2011. The change in accounts payable and accrued liabilities was primarily related to reduced accrued compensation.

At December 31, 2012, we had working capital of $49.5 million, including $8.0 million in cash and cash equivalents and $8.2 million in short-term investments. The $24.2 million decrease in working capital during 2012 was primarily related to decreases in cash and cash equivalents and short-term investments partially offset by decreases in accounts payable and accrued liabilities. The net decrease in cash and short-term investments was primarily related to payment of a special cash dividend in 2012. Working capital items consisted primarily of cash, accounts receivable, short-term investments, inventories and other current assets minus accounts payable and other current liabilities.

Capital expenditures for property, plant and equipment totaled $10.3 million in 2012, compared with $12.0 million in 2011 and $4.3 million in 2010. These expenditures were primarily for machinery and equipment. We expect 2013 capital expenditures, primarily machinery and equipment, to approximate the average of the levels expended during each of the past three years.

We paid cash dividends totaling $24.5 million, $3.7 million and $21.3 million during 2012, 2011 and 2010, respectively. In November 2012, our Board of Directors declared a special cash dividend of $10.00 per share on our outstanding common stock. This dividend which totaled $20.2 million was paid on December 10, 2012.  In 2010, we paid two special cash dividends totaling $9.00 per share on our outstanding common stock amounting to $18.1 million. We expect to fund future dividend payments with cash flows from operations. We purchased treasury stock totaling $5.3 million, $1.5 million and $1.4 million during 2012, 2011 and 2010, respectively.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2012:

	Payments due by period
Contractual Obligations	Total	2013	2014 - 2015	2016 and thereafter
	(In thousands)
Purchase Obligations	$8,494	$8,455	$36	$3
Total	$8,494	$8,455	$36	$3

In the current credit and financial markets, many companies are finding it difficult to gain access to capital resources. In spite of the current economic conditions, we believe our cash, cash equivalents, short-term investments and long-term investments, cash flows from operations and available borrowings of up to $40.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we expect our cash and cash equivalents and investments, as a whole, will continue to increase in 2013.

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

We are required to estimate our provision for income taxes and uncertain tax positions in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. In the event that actual results differ from these estimates, the provision for income taxes could be materially impacted.

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

We assess goodwill for impairment pursuant to ASC 350, Intangibles—Goodwill and Other, which requires that goodwill be assessed whenever events or changes in circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis by applying a qualitative assessment on goodwill impairment to determine whether it is necessary to perform the two-step impairment test.

During 2012, 2011 and 2010, none of our critical accounting policy estimates required significant adjustments. We did not note any material events or changes in circumstances indicating that the carrying value of long-lived assets were not recoverable.

Quantitative and Qualitative Disclosures About Market Risks

Foreign Exchange Risk

We are not exposed to material fluctuations in currency exchange rates because the payments from our international customers are received primarily in United States dollars.

Principal and Interest Rate Risk

Our cash equivalents and short-term and long-term investments consist of money-market accounts and taxable corporate bonds. Our investment policy is to seek to manage these assets to achieve the goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to established investment guidelines.  In general, the primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of and the return on the investment to fluctuate.

Forward-looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Form 10-K that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our expectations regarding our research and development expenditures in 2013, our depreciation charges in 2013, our 2013 effective tax rate, our ability to obtain component parts in the event of a supply disruption, our earnings in 2013, the applicability of the 2.3 percent excise tax on sales of certain of our medical products, our growth in operating income in 2013, our 2013 capital expenditures, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, our ability to fund operations if the bank providing our credit facility were unable to lend funds to us, the impact on our consolidated financial statement of recently issued accounting standards when we adopt those standards, and increases in 2013 in cash, cash equivalents and investments. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited the accompanying consolidated balance sheets of Atrion Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. Exhibits and Financial Statement Schedules. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atrion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2013 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 11, 2013

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the year ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except per share amounts)

Revenues	$119,062	$117,704	$108,569
Cost of Goods Sold	62,922	57,697	57,655
Gross Profit	56,140	60,007	50,914

Operating Expenses:
Selling	5,694	5,325	5,368
General and administrative	13,054	13,646	11,900
Research and development	3,766	2,868	2,669
	22,514	21,839	19,937

Operating Income	33,626	38,168	30,977

Interest Income	1,447	1,295	1,009

Other Income, net	2	12	2
Income before Provision for Income Taxes	35,075	39,475	31,988

Provision for Income Taxes	(11,446)	(13,437)	(11,036)

Net Income	$23,629	$26,038	$20,952

Net Income Per Basic Share	$11.72	$12.90	$10.38

Weighted Average Basic Shares Outstanding	2,016	2,019	2,018

Net Income Per Diluted Share	$11.66	$12.82	$10.32

Weighted Average Diluted Shares Outstanding	2,027	2,031	2,030

Dividends Per Common Share	$12.10	$1.82	$10.56

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011

Assets:	2012	2011
	(In thousands)

Current Assets:
Cash and cash equivalents	$7,999	$24,590
Short-term investments	8,182	20,279
Accounts receivable, net of allowance for doubtful accounts of $47 and $42 in 2012 and 2011, respectively	13,054	11,223
Inventories	23,779	24,582
Prepaid expenses and other current assets	3,110	2,313
Deferred income taxes	623	755
Total Current Assets	56,747	83,742

Long-term investments	28,433	10,336

Property, Plant and Equipment	124,180	114,975
Less accumulated depreciation and amortization	64,912	58,605
	59,268	56,370

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $10,853 and $10,691 in 2012 and 2011, respectively	837	999
Goodwill	9,730	9,730
Other	795	718
	11,362	11,447

Total Assets	$155,810	$161,895

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011

Liabilities and Stockholders’ Equity:	2012	2011
	(In thousands)

Current Liabilities:
Accounts payable	$3,843	$3,642
Accrued liabilities	2,900	5,566
Accrued income and other taxes	465	835
Total Current Liabilities	7,208	10,043

Line of credit	--	--

Other Liabilities and Deferred Credits:
Deferred income taxes	12,232	10,902
Other	1,542	2,436
	13,774	13,338

Total Liabilities	20,982	23,381

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	29,998	25,452
Retained earnings	152,630	153,618
Treasury shares, 1,399 shares in 2012 and 1,404 shares in 2011, at cost	(48,142)	(40,898)
Total Stockholders’ Equity	134,828	138,514

Total Liabilities and Stockholders’ Equity	$155,810	$161,895

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Cash Flows From Operating Activities:
Net income	$23,629	$26,038	$20,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,610	6,544	7,041
Deferred income taxes	1,462	2,584	309
Stock-based compensation	1,482	1,047	606
Net change in accrued interest, premiums, and discounts on investments	817	824	(183)
	35,000	37,037	28,725
Changes in operating assets and liabilities:
Accounts receivable	(1,831)	298	(495)
Inventories	803	(7,182)	1,275
Prepaid expenses and other current assets	(797)	(1,263)	(69)
Other non-current assets	(77)	18	(57)
Accounts payable and accrued liabilities	(2,465)	2,008	1,075
Accrued income and other taxes	(370)	283	(5)
Other non-current liabilities	(894)	341	609
	29,369	31,540	31,058

Cash Flows From Investing Activities:
Property, plant and equipment additions	(10,347)	(11,999)	(4,293)
Purchase of investments	(26,566)	(14,723)	(19,117)
Proceeds from maturities of investments	19,750	14,290	4,000
	(17,163)	(12,432)	(19,410)

Cash Flows From Financing Activities:
Exercise of stock options	731	--	542
Shares tendered for employees’ withholding taxes on stock-based compensation	(1,136)	(78)	(725)
Tax benefit related to stock-based compensation	1,412	79	1,239
Purchase of treasury stock	(5,344)	(1,513)	(1,407)
Dividends paid	(24,460)	(3,676)	(21,321)
	(28,797)	(5,188)	(21,672)

Net change in cash and cash equivalents	(16,591)	13,920	(10,024)

Cash and cash equivalents, beginning of year	24,590	10,670	20,694
Cash and cash equivalents, end of year	$7,999	$24,590	$10,670

Cash paid for:
Income taxes	$10,357	$11,921	$9,080

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the year ended December 31, 2012, 2011 and 2010
(In thousands)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balances, January 1, 2010	1,980	$342	1,440	$(35,736)	$20,356	$131,769	$116,731

Net income						20,952	20,952
Tax benefit from stock-based compensation					1,239		1,239
Stock-based compensation transactions	64		(64)	671	2,736		3,407
Shares surrendered in stock transactions	(18)		18	(2,870)			(2,870)
Purchase of treasury stock	(10)		10	(1,407)			(1,407)
Dividends						(21,435)	(21,435)
Balances, December 31, 2010	2,016	342	1,404	(39,342)	24,331	131,286	116,617

Net income						26,038	26,038
Tax benefit from stock-based compensation					79		79
Stock-based compensation transactions	8		(8)	35	1,042		1,077
Shares surrendered in stock transactions				(78)			(78)
Purchase of treasury stock	(8)		8	(1,513)			(1,513)
Dividends						(3,706)	(3,706)
Balances, December 31, 2011	2,016	342	1,404	(40,898)	25,452	153,618	138,514

Net income						23,629	23,629
Tax benefit from stock-based compensation					1,412		1,412
Stock-based compensation transactions	41		(41)	368	3,134		3,502
Shares surrendered in stock transactions	(9)		9	(2,268)			(2,268)
Purchase of treasury stock	(27)		27	(5,344)			(5,344)
Dividends						(24,617)	(24,617)
Balances, December 31, 2012	2,021	$342	1,399	$(48,142)	$29,998	$152,630	$134,828

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

Investments
Our investments consist of taxable corporate bonds. Our investment policy is to seek to preserve principal and maintain adequate liquidity while at the same time maximizing yields without significantly increasing risk. We are required to classify our investments as trading, available-for-sale or held-to-maturity. Our investments are accounted for as held-to-maturity since we have the positive intent and ability to hold these investments to maturity. These investments are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity and unrealized gains and losses are excluded from earnings. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Inventories
Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2012	2011
Raw materials	$10,017	$9,074
Work in process	5,268	4,843
Finished goods	8,494	10,665
Total inventories	$23,779	$24,582

Accounts Payable
We reflect disbursements as trade accounts payable until such time as payments are presented to our bank for payment. At December 31, 2012 and 2011, disbursements totaling approximately $495,000 and $155,000, respectively, had not been presented for payment to our bank.

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

	December 31,		Useful
	2012	2011	Lives
Land	$5,260	$5,260	—
Buildings	30,664	30,579	30-40 yrs
Machinery and equipment	88,256	79,136	3-15 yrs
Total property, plant and equipment	$124,180	$114,975

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Depreciation expense of $7,448,000, $6,272,000 and $6,769,000 was recorded for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

Patents and Licenses
Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from 7 to 19 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill
Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired.  Annual impairment testing for goodwill is done using a qualitative assessment on goodwill impairment to determine whether it is necessary to perform the two-step impairment test.  Goodwill is also reviewed whenever events or changes in circumstances indicate a change in value may have occurred.  We have identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products, Inc., (2) Halkey-Roberts Corporation and (3) Quest Medical, Inc.  The total carrying amount of goodwill in each of the years ended December 31, 2012, 2011 and 2010 was $9,730,000.

Current Accrued Liabilities
The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2012	2011
Accrued payroll and related expenses	$2,276	$4,409
Accrued vacation	210	195
Accrued professional fees	58	613
Other accrued liabilities	356	349
Total accrued liabilities	$2,900	$5,566

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

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

New Accounting Pronouncements
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

As of December 31, 2012 and 2011, we held certain investments that were required to be measured for disclosure purposes at fair value on a recurring basis.  These investments are considered Level 2 assets. The fair value of our investments is estimated using recently executed transactions and market price quotations. At December 31, 2012 and 2011, the fair value of our investments approximated or exceeded the carrying value of the investments (see Note 2).

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

Our cash is held in high credit quality financial institutions. As of December 31, 2012, $3.7 million in cash and cash equivalents was invested in a money market mutual fund and $4.3 million in cash and cash equivalents was deposited at three major financial institutions in the United States. At times, deposits held with financial institutions exceed the amount of FDIC insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. At December 31, 2012, our uninsured cash and cash equivalents totaled approximately $6.2 million.

For accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.  We maintain reserves for possible credit losses.  As of December 31, 2012 and 2011, we had allowances for doubtful account balances of approximately $47,000 and $42,000, respectively.  The carrying amount of the receivables approximates their fair value. Our customer that generates our largest revenues accounted for 16.3%, 6.7% and 16.2% of accounts receivable as of December 31, 2012, 2011 and 2010, respectively.  No other customer exceeded 10% of our accounts receivable as of December 31, 2012, 2011 or 2010.

(2)       Investments
As of December 31, 2012 and 2011, we held certain investments that were required to be measured for disclosure purposes at fair value on a recurring basis. These investments were considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

		Gross Unrealized

	Cost	Gains	Losses	Fair value
As of December 31, 2012:
Short-term Investments:
Corporate bonds	$8,182	$78	$—	$8,260

Long-term Investments:
Corporate bonds	$28,433	$652	$29	$29,056

As of December 31, 2011:
Short-term Investments:
Corporate bonds	$20,279	$44	$8	$20,315

Long-term Investments:
Corporate bonds	$10,336	$—	$55	$10,281

At December 31, 2012, the length of time until maturity of these securities ranged from two to 28 months.

(3)       Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license.  The following tables provide information regarding patents and licenses (dollars in thousands):

December 31, 2012			December 31, 2011
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
14.88	$ 11,690	$ 10,853	14.88	$ 11,690	$ 10,691

Aggregate amortization expense for patents and licenses was $162,000 for 2012, $272,000 for 2011 and $272,000 for 2010.  Estimated future amortization expense for each of the years set forth below ending December 31, is as follows (in thousands):

2013	$162
2014	$162
2015	$162
2016	$162
2017	$66

(4)       Line of Credit

We have a revolving credit facility with a money center bank which is secured by substantially all our inventories, equipment and accounts receivable. Effective October 1, 2011, our credit facility was amended to increase the maximum principal amount of our revolving line of credit from $25.0 million to $40.0 million. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent (1.21 percent at December 31, 2012) and is payable monthly. We had no outstanding borrowings under the credit facility at December 31, 2012 or 2011.  The credit facility amendment also extended the termination date for advances under the revolving line of credit to October 1, 2016.  At any time during the term, we may convert any or all outstanding amounts under the credit facility to a term loan with a maturity of two years. Our ability to borrow funds under the credit facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization.  At December 31, 2012, we were in compliance with all of those covenants.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(5)       Income Taxes

The items comprising income tax expense are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Current — Federal	$8,934	$9,973	$9,916
— State	1,050	880	831
	9,984	10,853	10,747

Deferred — Federal	1,363	2,372	293
— State	99	212	(4)
	1,462	2,584	289
Total income tax expense	$11,446	$13,437	$11,036

Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Benefit plans	$1,099	$1,021
Inventories	536	506
Other	38	206
Total deferred tax assets	$1,673	$1,733
Deferred tax liabilities:
Property, plant and equipment	$10,299	$9,147
Patents and goodwill	2,972	2,719
Other	11	14
Total deferred tax liabilities	$13,282	$11,880

Net deferred tax liability	$11,609	$10,147

Balance Sheet classification:
Non-current deferred income tax liability	$12,232	$10,902
Current deferred income tax asset	623	755
Net deferred tax liability	$11,609	$10,147

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2012	2011	2010
Income tax expense at the statutory federal income tax rate	$12,276	$13,816	$11,196
Increase (decrease) resulting from:
State income taxes	747	710	538
Section 199 manufacturing deduction	(949)	(996)	(957)
Other, net	(628)	(93)	259
Total income tax expense	$11,446	$13,437	$11,036

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by ASC 740 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2010	$1,165
Decreases in tax positions for prior years	(14)
Increases in tax positions for current year	322
Lapse in statute of limitations	(53)
Gross unrecognized tax benefits at December 31, 2010	$1,420
Decreases in tax positions for prior years	(77)
Increases in tax positions for current year	134
Lapse in statute of limitations	(216)
Gross unrecognized tax benefits at December 31, 2011	$1,261
Increase in tax positions for prior years	19
Increase in tax positions for current year	0
Decrease due to settlement with taxing authorities	(641)
Lapse in statute of limitations	(98)
Gross unrecognized tax benefits at December 31, 2012	$541

As of December 31, 2012 all of the unrecognized tax benefits, which were comprised of uncertain tax positions, would impact the effective tax rate if recognized. Unrecognized tax benefits that are affected by statutes of limitation that expire within the next 12 months are immaterial.

We are subject to United States federal income tax as well as to income tax of multiple state jurisdictions.  We have concluded all United States federal income tax matters for years through 2005.  In January 2009, the Internal Revenue Service (“IRS”) began examining certain of our United States federal income tax returns for 2006, 2007 and 2008. This audit was favorably concluded in the third quarter of 2012 when the IRS appeals group allowed 100% of the tax credits claimed for our research and development during those years. Our unrecognized tax benefits were reduced at that time on the basis of this favorable settlement in the amount of approximately $641,000. All material state and local income tax matters have been concluded for years through 2008.

We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $26,000, $77,000 and $84,000 at December 31, 2012, 2011 and 2010, respectively. Tax expense for the year ended December 31, 2012 and 2011 included a net interest benefit of $51,000 and $7,000, respectively.  Tax expense for the year ended December 31, 2010 included net interest expense of $23,000.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(6)       Stockholders’ Equity

Our Board of Directors has at various times authorized repurchases of our stock in open-market or negotiated transactions at such times and at such prices as management may from time to time decide. On August 16, 2011, our Board of Directors terminated the stock repurchase program that was adopted in April 2000 and replaced it with a new stock repurchase program pursuant to which we can repurchase up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions. The new stock repurchase program has no expiration date but may be terminated by the Board of Directors at any time. In 2012 we repurchased 26,562 shares under the new program and, after taking into account the 8,000 shares we repurchased in 2011, as of December 31, 2012 we could repurchase an additional 165,438 shares under the new program.  In 2010, we repurchased 9,995 shares in open market or private transactions under the prior program.

We have increased our quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased to $.42 per share in September 2010, to $.49 per share in September 2011 and to $.56 in September 2012.  On December 10, 2012 we also paid a special cash dividend to stockholders of $10.00 per share.  We paid two special cash dividends in 2010 totaling $9.00 per share.

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

(7)      Income Per Share

The following is the computation of basic and diluted income per share:

	Year ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net Income	$23,629	$26,038	$20,952

Weighted average basic shares outstanding	2,016	2,019	2,018
Add: Effect of dilutive securities	11	12	12
Weighted average diluted shares outstanding	2,027	2,031	2,030

Net Income per share
Basic	$11.72	$12.90	$10.38
Diluted	$11.66	$12.82	$10.32

As required by ASC 260, Earnings per Share, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic income per share pursuant to the two-class method.

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method.  Dilutive securities representing 5,390 shares of common stock for the year ended December 31, 2012 were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

 (8)       Stock Plans

At December 31, 2012, we had three stock-based compensation plans which are described more fully below. We account for our plans under ASC 718, and the disclosures that follow are based on applying ASC 718. ASC 718 requires that cash flows from the use of stock-based compensation resulting from tax benefits in excess of recognized compensation cost (excess tax benefits) be classified as financing cash flows. We recorded $1,412,000, $79,000 and $1,239,000 of such excess tax benefits as financing cash flows in 2012, 2011 and 2010, respectively.

Our Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) provides for the grant to key employees, non-employee directors and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance shares and other stock-based awards. Under the 2006 Plan, 200,000 shares, in the aggregate, of common stock have been reserved for awards. The purchase price of shares issued on the exercise of options must be at least equal to the fair market value of such shares on the date of grant.  The options granted become exercisable and expire as determined by the Compensation Committee.  As of December 31, 2012, there remained 59,536 shares for future stock-based awards under the 2006 Plan.

In May 2007, we adopted our Deferred Compensation Plan for Non-Employee Directors, and 2,500 shares of our common stock were initially reserved for issuance thereunder. This plan, as amended (the “Deferred Compensation Plan”), allows our non-employee directors to elect to receive stock units in lieu of all or part of the cash fees they are receiving for their services as directors.  On the first business day of each calendar year, each participating non-employee director is credited with a number of stock units determined on the basis of the foregone cash fees and the closing price of our common stock on the next preceding date on which shares of our stock were traded.  The stock units are converted to shares of our common stock on a one-for-one basis at a future date as elected in advance by the director, but no later than the January following the year in which the director ceases to serve on the Board of Directors, and the shares are delivered to the director.   As of December 31, 2012, there remained 1,670 shares of common stock reserved for issuance upon the conversion of stock units which may be credited in the future to non-employee directors.

In May 2007, we also adopted our Non-Employee Director Stock Purchase Plan (as amended, the “Director Stock Purchase Plan”), and 2,500 shares of our common stock were initially reserved for issuance thereunder. Under this plan, our non-employee directors may elect to receive on the first business day of the calendar year fully-vested stock and restricted stock in lieu of some or all of their fees payable to them during such year. The foregone fees are converted into shares of fully-vested stock and restricted stock on the first business day of such calendar year based on the closing price of our common stock on the next preceding date on which shares of our stock were traded. The restricted stock vests in equal amounts on the first day of the next three succeeding calendar quarters provided the non-employee director is then serving on our Board of Directors. As of December 31, 2012, there remained 1,126 shares reserved for issuance under such plan.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A summary of stock option transactions for the year ended December 31, 2012 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2011	47,208	$135.58
Granted	25,000	$228.08
Exercised	(22,208)	$83.96
Outstanding at December 31, 2012	50,000	$204.76	5.9 years
Exercisable at December 31, 2012	5,000	$181.44	5.4 years

All nonvested options outstanding at December 31, 2012 are expected to vest.  We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. None of our grants includes performance-based or market-based vesting conditions.  The expected life represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The fair value of stock-based payments, funded with options, is valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history. We base the risk-free interest rate using the Black-Scholes valuation method on the implied yield currently available on U. S. Treasury securities with an equivalent term. We base the dividend yield used in the Black-Scholes valuation method on our dividend history.

There were no options granted in 2010.  The fair value for the options granted in 2012 and 2011 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	.5%	1.7%	--
Dividend yield	1%	1%	--
Volatility factor	25.0%	25.0%	--
Expected life	5 years	5 years	--

The weighted average grant date fair value of the options granted in 2012 and 2011 was $40.38 and $40.64, respectively. The total intrinsic values of options exercised during 2012 and 2010 were $3.1 million and $7.5 million, respectively. There were no options exercised in 2011.  The total intrinsic values of options outstanding and options currently exercisable at December 31, 2012, were $364,000 and $72,800, respectively.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

During 2012, we made one award of restricted stock under the 2006 Plan.  Under the terms of our restricted stock awards, the restrictions usually lapse over a five-year period. During the vesting period, holders of restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Nonvested shares are generally forfeited on termination of employment unless otherwise provided in the participant’s employment agreement or the termination is in connection with a change in control.  A summary of changes in nonvested restricted stock for the year ended December 31, 2012 is presented below:

Nonvested Shares	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at December 31, 2011	8,600	$172.89
Granted in 2012	7,500	$228.08
Vested in 2012	(2,600)	$215.17
Restricted stock at December 31, 2012	13,500	$207.35

All shares of nonvested restricted stock outstanding at December 31, 2012 are expected to vest. The total fair value of restricted stock vested during 2012, 2011 and 2010 was $559,000, $481,000 and $362,000, respectively.

During 2012, restricted stock units were awarded to certain employees under the 2006 Plan.  All of our restricted stock units are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Nonvested stock units are generally forfeited on termination of employment unless the termination is in connection with a change in control. During the vesting period, holders of all restricted stock units earn dividends as additional units.   During 2012, one non-employee director elected to receive stock units in lieu of cash fees for his services as a member of the Board of Directors.

A summary of changes in stock units for the year ended December 31, 2012, is presented below:

Nonvested Stock Units	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Director’s Stock Units	Weighted Average Award Date Fair Value Per Unit
Nonvested at December 31, 2011	17,380	$129.00	--
Granted	5,266	$223.81	95	$231.44
Vested	(10,650)	$101.59	(95)	$231.44
Nonvested at December 31, 2012	11,996	$194.95	--

All nonvested restricted stock units at December 31, 2012 are expected to vest.  The total intrinsic value of all outstanding stock units which were not convertible at December 31, 2012, including 349 stock units held for the accounts of non-employee directors, was $2,420,000.  The total intrinsic value of restricted stock units which vested and were converted during 2012 was $2,405,000.  The total fair value of directors’ stock units vested during 2012, 2011 and 2010 was $22,000, $8,000 and $9,000, respectively.

Stock awards that vest immediately were awarded under the 2006 Plan to non-employee directors in 2012 and 2011 totaling $120,000 in value in each year.  Compensation related to stock awards, restricted stock and stock units is based on the fair market value of the stock on the date of the grant. These fair values are then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. Compensation related to stock options is based on the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. For the years ended December 31, 2012, 2011 and 2010, we recorded stock-based compensation expense as a “General and Administrative expense” in the amount of $1,482,000, $1,047,000 and $606,000, respectively, for all of the above mentioned stock-based compensation arrangements. The total tax benefit recognized in the income statement from stock-based compensation arrangements for the years ended December 31, 2012, 2011 and 2010, was $516,000, $359,000 and $204,000, respectively.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Unrecognized compensation cost information for our various stock-based compensation types is shown below as of December 31, 2012:

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$1,578,000	4.0
Restricted stock	2,427,000	4.0
Restricted stock units	1,661,000	4.1
Total	$5,666,000

We have a policy of utilizing treasury shares to satisfy stock option exercises, stock unit conversions and restricted stock awards.

 (9)       Revenues From Major Customers

We had one major customer which represented approximately $15.1 million (12.9 percent) and $15.3 million (14.1 percent) of our net revenues during 2011 and 2010, respectively.

 (10)    Industry Segment and Geographic Information

We operate in one reportable industry segment: developing and manufacturing products primarily for medical applications and have no foreign operating subsidiaries.  We have other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of our medical products segment. Our revenues from sales to customers outside the United States totaled approximately 42 percent of our net revenues in 2012 and 2011 and 40 percent in 2010.  We have no assets located outside the United States.

A summary of revenues by geographic territory, based on shipping destination, for 2012, 2011 and 2010 is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
United States	$69,388	$68,156	$64,854
Canada	13,352	17,524	17,792
Other countries less than 10% of revenues	36,322	32,024	25,923
Total	$119,062	$117,704	$108,569

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A summary of revenues by product line for 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010

Fluid Delivery	$49,060	$45,274	$39,442
Cardiovascular	36,021	34,072	31,280
Ophthalmology	15,717	19,581	19,370
Other	18,264	18,777	18,477
Total	$119,062	$117,704	$108,569

(11)     Employee Retirement and Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. We make a matching contribution to the plan. Our contributions under this plan were $533,000, $487,000 and $482,000 in 2012, 2011 and 2010, respectively.

(12)     Commitments and Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrue for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of December 31, 2012 we had accrued $33,000 for legal fees and expenses that we expect to incur in connection with the litigation or arbitration of one such matter.

We had a dispute which was favorably settled in the third quarter of 2007. This settlement was amended in December 2008.  The amended settlement agreement provides that we may receive annual payments from 2009 through 2024. We have not recorded $6.0 million in potential future payments under this settlement as of December 31, 2012 due to the uncertainty of payment.

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them.  Termination under such circumstances at December 31, 2012 could have resulted in payments aggregating $4.4 million.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(13)     Quarterly Financial Data (Unaudited):

Quarter Ended	Operating Revenue	Operating Income	Net Income	Income Per Basic Share	Income Per Diluted Share
(In thousands, except per share amounts)
03/31/12	$29,239	$7,943	$5,377	$2.67	$2.65
06/30/12	30,689	8,967	6,099	3.03	3.02
09/30/12	30,637	9,677	7,259	3.60	3.59
12/31/12	28,497	7,039	4,894	2.42	2.42

03/31/11	$30,589	$10,096	$6,858	$3.40	$3.38
06/30/11	31,139	10,437	7,019	3.48	3.46
09/30/11	30,457	10,004	6,774	3.35	3.33
12/31/11	25,519	7,631	5,388	2.67	2.65

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.         CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, were effective as of December 31, 2012. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of its audit, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited the internal control over financial reporting of Atrion Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 11, 2013, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 11, 2013

ITEM 9B.          OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2012 that was not reported.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Part III is omitted from this Form 10-K and is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders which we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2012.

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be held in connection with our 2013 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed in connection with our 2013 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.           EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2013 annual meeting of stockholders.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the section entitled “Securities Ownership” in our definitive proxy statement to be filed in connection with our 2013 annual meeting of stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	61,996	$204.76	(2)	59,536
Equity compensation plans not approved by security holders(3)	349	-		2,796	(4)
Total	62,345	$204.76		62,332

(1)
Consists of shares of our common stock authorized for issuance under our Amended and Restated 2006 Equity Incentive Plan, or 2006 Plan. The number of shares available for issuance under this plan is subject to equitable adjustment by the Compensation Committee of the Board of Directors in the event of any change in our capitalization, including, without limitation, a stock dividend or stock split.  For more information regarding this plan, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this Form 10-K.

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

(4)
The Deferred Compensation Plan and the Director Stock Purchase Plan do not provide for a specified limit on the number of shares of our common stock that may be issued thereunder.  The 2,796 shares shown as available for future issuance (1,670 shares under the Deferred Compensation Plan and 1,126 shares under the Director Stock Purchase Plan) reflect the number of shares initially reserved, in the aggregate, for issuance under those plans less the number of shares of our common stock issued or to be issued with respect to stock units that have been credited to non-employee directors' stock unit accounts  under the Deferred Compensation Plan and our stock that has been purchased under the Director Stock Purchase Plan on or before December 31, 2012.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2013 annual meeting of stockholders.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2013 annual meeting of stockholders.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)        The following documents are filed as a part of this report on Form 10-K:
1.        Financial Statements of the Company:
   Report of Independent Registered Public Accounting Firm
   Consolidated Statements of Income
   Consolidated Balance Sheets
   Consolidated Statements of Cash Flows
   Consolidated Statement of Changes in Stockholders Equity

            2.        Financial Statement Schedules:

                       Schedule II – Consolidated Valuation and Qualifying Accounts

	Allowance for Doubtful Receivables
	December 31,
	2012	2011	2010
	(in thousands)
Beginning balance	$42	$36	$61
Additions charged to expense	36	40	18
Deductions from reserve	(31)	(23)	(43)
Recovery	-	(11)	-
Ending balance	$47	$42	$36

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

           3.         Exhibits.  Reference as made to Item 15(b) of this report on Form 10-K.

(b)  Exhibits

Exhibit
Numbers	Description

3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on February 20, 2012) (2)
10a*	Atrion Corporation 1997 Stock Incentive Plan (3)
10b*	Form of Award Agreement for Nonqualified Stock Option for Director for 1997 Stock Incentive Plan (4)
10c*	Severance Plan for Chief Financial Officer (5)
10d*	Amended and Restated Employment Agreement for Chairman (6)
10e*	First Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on May 26, 2011) (8)
10g*	Form of Award Agreement for Incentive Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (9)
10h*	Form of Award Agreement for Non-Qualified Stock Option under the Atrion Corporation 2006 Equity Incentive Plan (10)

10i*	Form of Award Agreement for Restricted Stock under the Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan(12)
10k*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan(13)
10l*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan(14)
10m*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan(15)
10n*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan(16)
10o*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (17)
10p*	Form of Stock Purchase Election Form – Non-Employee Director Stock Purchase Plan (18)
10q*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (19)
10r*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (20)
10s*	Incentive Compensation Plan for Chief Financial Officer for Calendar Years Beginning 2007 (21)
10t*	Halkey-Roberts Corporation Incentive Compensation Plan (22)
10u*	Change in Control Agreement for President (23)
10v*	Form of Indemnification Agreement for Directors and Executive Officers (24)
13.1	Stock Performance Graph (24)
21	Subsidiaries of Atrion Corporation as of December 31, 2012 (24)
23	Consent of Grant Thornton LLP (24)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (24)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (24)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (24)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (24)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes
(1)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed February 23, 2012
(3)	Incorporated by reference to Exhibit 4.4(b) to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(4)	Incorporated by reference to Exhibit 4.7 to the Form S-8 of Atrion Corporation filed June 10, 1998 (File No. 333-56509).
(5)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation filed May 12, 2000.
(6)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.

(7)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.
(8)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed on August 4, 2011.
(9)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 8, 2006.
(10)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 8, 2006.
(11)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 8, 2006.
(12)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(13)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(14)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(15)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(16)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(17)	Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation filed March 13, 2009.
(18)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).
(19)	Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.
(20)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(21)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 7, 2007.
(22)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 7, 2007.
(23)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed May 8, 2009.
(24)	Filed herewith.

* ManagementContract or Compensatory Plan or Arrangement
** XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 of this Form 10-K shall not be subject to the liability of Section 18 of the Securities Exchange Act of 1934 and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atrion Corporation

By:	/s/ Davod A. Battat
David A. Battat
President and Chief
Executive Officer

Dated: March 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Battat	President and Chief Executive	March 11, 2013
David A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	March 11, 2013
Jeffery Strickland	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Emile A Battat	Chairman	March 11, 2013
Emile A Battat

/s/ Hugh J. Morgan, Jr.	Director	March 11, 2013
Hugh J. Morgan, Jr.

/s/ Roger F. Stebbing	Director	March 11, 2013
Roger F. Stebbing

/s/ John P. Stupp, Jr.	Director	March 11, 2013
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	March 11, 2013
Ronald N. Spaulding