Form 10-Q
period 2013-03-31
ATRION CORP
filed 2013-05-09
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2013
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas 75002
(Address of Principal Executive Offices) (Zip Code)

(972) 390-9800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☒Yes                   ☐No

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer.” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐Yes        ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 20, 2013
Common stock, Par Value $0.10 per share	2,015,677

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

Three Months Ended March 31,
2013	2012
(in thousands, except per share amounts)
Revenues	$33,493	$29,239
Cost of goods sold	17,784	15,410
Gross profit	15,709	13,829

Operating expenses:
Selling	1,585	1,442
General and administrative	3,594	3,471
Research and development	1,130	973
	6,309	5,886
Operating income	9,400	7,943

Interest income	350	290
Other income, net	--	2

Income before provision for income taxes	9,750	8,235
Provision for income taxes	(3,115)	(2,858)

Net income	$6,635	$5,377

Net income per basic share	$3.28	$2.67
Weighted average basic shares outstanding	2,020	2,015

Net income per diluted share	$3.28	$2.65

Weighted average diluted shares outstanding	2,024	2,026

Dividends per common share	$0.56	$0.49

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	March 31, 2013	December 31, 2012
	(in thousands)
Current assets:
Cash and cash equivalents	$16,012	$7,999
Short-term investments	4,415	8,182
Accounts receivable	17,384	13,054
Inventories	24,047	23,779
Prepaid expenses and other current assets	909	3,110
Deferred income taxes	623	623
	63,390	56,747

Long-term investments	28,365	28,433

Property, plant and equipment	125,587	124,180
Less accumulated depreciation and amortization	66,872	64,912
	58,715	59,268

Other assets and deferred charges:
Patents	796	837
Goodwill	9,730	9,730
Other	905	795
	11,431	11,362

Total assets	$161,901	$155,810
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,887	$6,743
Accrued income and other taxes	1,880	465
	8,767	7,208

Line of credit	--	--

Other non-current liabilities	13,453	13,774

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	30,358	29,998
Retained earnings	158,130	152,630
Treasury shares,1,404 at March 31, 2013 and 1,399 at December 31, 2012, at cost	(49,149)	(48,142)
Total stockholders’ equity	139,681	134,828

Total liabilities and stockholders’ equity	$161,901	$155,810

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,
2013	2012
(In thousands)
Cash flows from operating activities:
Net income	$6,635	$5,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,141	1,718
Deferred income taxes	(324)	(23)
Stock-based compensation	355	286
Net change in accrued interest, premiums, and discounts
on investments	196	113
Other	26	--
	9,029	7,471

Changes in operating assets and liabilities:
Accounts receivable	(4,330)	(1,160)
Inventories	(268)	(1,062)
Prepaid expenses	2,201	1,448
Other non-current assets	(110)	(132)
Accounts payable and accrued liabilities	144	(2,213)
Accrued income and other taxes	1,416	699
Other non-current liabilities	3	6
	8,085	5,057

Cash flows from investing activities:
Property, plant and equipment additions	(1,573)	(2,722)
Purchase of investments	--	(9,009)
Proceeds from maturities of investments	3,639	4,000
	2,066	(7,731)

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	--	(380)
Tax benefit related to stock-based compensation	--	418
Purchase of treasury stock	(1,008)	(2,026)
Dividends paid	(1,130)	(985)
	(2,138)	(2,973)

Net change in cash and cash equivalents	8,013	(5,647)
Cash and cash equivalents at beginning of period	7,999	24,590
Cash and cash equivalents at end of period	$16,012	$18,943

Cash paid for:
Income taxes	$46	$418

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 ("2012 Form 10-K").  References herein to "Atrion," the "Company," "we," "our," and "us" refer to Atrion Corporation and its subsidiaries.

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$11,380	$10,017
Work in process	5,432	5,268
Finished goods	7,235	8,494
Total inventories	$24,047	$23,779

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three months ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Net income	$6,635	$5,377

Weighted average basic shares outstanding	2,020	2,015
Add: Effect of dilutive securities	4	11
Weighted average diluted shares outstanding	2,024	2,026

Earnings per share:
Basic	$3.28	$2.67
Diluted	$3.28	$2.65

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 8 and 9,284 shares of common stock for the quarters ended March 31, 2012 and 2013, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments
As of March 31, 2013, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments and are all considered to be held-to-maturity securities. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of March 31, 2013 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:

Corporate bonds	$4,415	$49	$--	$4,464

Long-term Investments

Corporate bonds	$28,365	$791	$--	$29,156

At March 31, 2013, the length of time until maturity of these securities ranged from three to 24 months.

(5)            Income Taxes

Our effective tax rate for the first quarter of 2013 was 31.9 percent, compared with 34.7 percent for the first quarter of 2012. The lower first quarter 2013 effective rate benefited from the retroactive extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. Benefits from tax incentives for 2012 research and development expenditures were included in the calculation of income taxes for the first quarter of 2013.

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

For the three months ended March 31, 2013, we reported revenues of $33.5 million, operating income of $9.4 million and net income of $6.6 million, up 15 percent, 18 percent and 23 percent, respectively, from the three months ended March 31, 2012.

Results for the three months ended March 31, 2013

Consolidated net income totaled $6.6 million, or $3.28 per basic and diluted share, in the first quarter of 2013. This is compared with consolidated net income of $5.4 million, or $2.67 per basic and $2.65 per diluted share, in the first quarter of 2012. The income per basic share computations are based on weighted average basic shares outstanding of 2,020,000 in the 2013 period and 2,015,000 in the 2012 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,024,000 in the 2013 period and 2,026,000 in the 2012 period.

Consolidated revenues of $33.5 million for the first quarter of 2013 were 15 percent higher than revenues of $29.2 million for the first quarter of 2012. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended March 31,
	2013	2012

Fluid Delivery	$12,713	$11,380
Cardiovascular	10,151	9,310
Ophthalmology	5,795	3,658
Other	4,834	4,891
Total	$33,493	$29,239

Cost of goods sold of $17.8 million for the first quarter of 2013 was $2.4 million higher than in the comparable 2012 period. Our cost of goods sold in the first quarter of 2013 was 53.1 percent of revenues compared with 52.7 percent of revenues in the first quarter of 2012. The primary contributors to the increase in our cost of goods sold as a percent of revenue were increased depreciation and lower manufacturing efficiencies partially offset by a favorable product mix and the impact of continued cost improvement initiatives.

Gross profit of $15.7 million in the first quarter of 2013 was $1.9 million, or 14 percent, higher than in the comparable 2012 period. Our gross profit percentage in the first quarter of 2013 was 46.9 percent of revenues compared with 47.3 percent of revenues in the first quarter of 2012. The decrease in gross profit percentage in the 2013 period compared to the 2012 period was primarily related to increased depreciation and lower manufacturing efficiencies partially offset by a favorable product mix and continued cost improvements.

Our first quarter 2013 operating expenses of $6.3 million were $423,000 higher than the operating expenses for the first quarter of 2012. This increase was comprised of a $157,000 increase in Research and Development, or R&D, expenses, a $143,000 increase in Selling expenses and a $123,000 increase in General and Administrative, or G&A, expenses. The increase in R&D costs was primarily related to increased outside services, travel and depreciation. The increase in Selling expenses for the first quarter of 2013 was primarily related to increased compensation, travel and outside services partially offset by reduced commissions, promotion and advertising. The increase in G&A expenses for the first quarter of 2013 was principally attributable to increased compensation partially offset by reduced outside services.

Operating income in the first quarter of 2013 increased $1.5 million to $9.4 million, an 18 percent increase from our operating income in the quarter ended March 31, 2012. Operating income was 28 percent of revenues in the first quarter of 2013 compared to 27 percent of revenues in the first quarter of 2012. The major contributor to the increase in operating income for the first quarter of 2013 was the previously mentioned increase in revenues.

Income tax expense for the first quarter of 2013 was $3.1 million compared to income tax expense of $2.9 million for the same period in the prior year. The effective tax rate for the first quarter of 2013 was 31.9 percent, compared with 34.7 percent for the first quarter of 2012. The lower first quarter 2013 effective rate benefited from the retroactive extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. Benefits from tax incentives for 2012 research and development expenditures were included in the calculation of income taxes for the first quarter of 2013. We expect the effective tax rate for the remainder of 2013 to be approximately 34.0 percent.

Liquidity and Capital Resources
We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2016 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at March 31, 2013 or at December 31, 2012. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At March 31, 2013, we were in compliance with all financial covenants. We believe that the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At March 31, 2013, we had a total of $48.8 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $4.2 million from December 31, 2012. The principal contributor to this increase was operational results.

Cash flows from operating activities generated $8.1 million for the three months ended March 31, 2013 as compared to $5.1 million for the three months ended March 31, 2012. The increase in the 2013 period was primarily attributable to increased operational results as compared to the 2012 period and decreased cash requirements for working capital items, specifically accounts payable and accrued liabilities for the 2013 period. During the first quarter of 2013, we expended $1.6 million for the addition of property and equipment, $1.0 million for treasury stock and $1.1 million for dividends. During that same period, maturities of investments generated $3.6 million.

At March 31, 2013, we had working capital of $54.6 million, including $16.0 million in cash and cash equivalents and $4.4 million in short-term investments. The $5.1 million increase in working capital during the first quarter of 2013 was primarily related to increases in cash and cash equivalents and accounts receivable partially offset by decreases in short-term investments and prepaid expenses. The net increase in cash and short-term investments was primarily related to increases in accounts payable and accrued liabilities. The decrease in prepaid expenses is related to prepaid taxes applied to current year tax liabilities

We believe that our $48.8 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2013.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2013, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, the impact that the inability of the bank providing the credit facility to provide funds thereunder would have on our ability to fund operations, our access to equity and debt financing, and the increase in cash, cash equivalents, and investments in the remainder of 2013. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2013, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2012 Form 10-K.

Item 4.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1.    Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in our 2012 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2013 through 1/31/2013	-	-	-	165,438
2/1/2013 through 2/28/2013	459	$199.84	459	164,979
3/1/2013 through 3/31/2013	4,571	$200.39	4,571	160,408
Total	5,030	$200.34	5,030	160,408

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

Atrion Corporation (Registrant)

Date: May 9, 2013	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: May 9, 2013	By:	/s/ Jeffery Strickland
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