Form 10-Q
period 2013-06-30
ATRION CORP
filed 2013-07-31
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2013
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 15, 2013
Common stock, Par Value $0.10 per share	2,007,479

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

Revenues	$32,605	$30,689	$66,097	$59,929
Cost of goods sold	16,971	16,016	34,754	31,427
Gross profit	15,634	14,673	31,343	28,502
Operating expenses:
Selling	1,481	1,465	3,066	2,907
General and administrative	3,706	3,397	7,300	6,868
Research and development	952	844	2,082	1,817
	6,139	5,706	12,448	11,592
Operating income	9,495	8,967	18,895	16,910

Interest income	346	359	695	649
Other income, net	--	--	--	2
	346	359	695	651

Income before provision for income taxes	9,841	9,326	19,590	17,561
Provision for income taxes	(3,335)	(3,227)	(6,450)	(6,085)

Net income	$6,506	$6,099	$13,140	$11,476

Net income per basic share	$3.23	$3.03	$6.51	$5.70
Weighted average basic shares outstanding	2,015	2,016	2,017	2,015

Net income per diluted share	$3.22	$3.02	$6.50	$5.67
Weighted average diluted shares outstanding	2,019	2,019	2,021	2,023

Dividends per common share	$0.56	$0.49	$1.12	$0.98

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
Assets	2013	2012
	(in thousands)
Current assets:
Cash and cash equivalents	$20,269	$7,999
Short-term investments	12,574	8,182
Accounts receivable	17,126	13,054
Inventories	25,183	23,779
Prepaid expenses and other current assets	2,300	3,110
Deferred income taxes	623	623
	78,075	56,747

Long-term investments	20,124	28,433

Property, plant and equipment	125,922	124,180
Less accumulated depreciation and amortization	68,135	64,912
	57,787	59,268
Other assets and deferred charges:
Patents	756	837
Goodwill	9,730	9,730
Other	869	795
	11,355	11,362

Total assets	$167,341	$155,810

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,627	$6,743
Accrued income and other taxes	735	465
	10,362	7,208

Line of credit	--	--

Other non-current liabilities	13,331	13,774

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	30,822	29,998
Retained earnings	163,502	152,630
Treasury shares, 1,412 at June 30, 2013 and 1,399 at December 31, 2012, at cost	(51 ,018)	(48,142)
Total stockholders’ equity	143,648	134,828
Total liabilities and stockholders’ equity	$167,341	$155,810

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$13,140	$11,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,271	3,562
Deferred income taxes	(449)	315
Stock-based compensation	842	729
Net change in accrued interest, premiums, and discounts on investments	278	368
Other	26	--
	18,108	16,450

Changes in operating assets and liabilities:
Accounts receivable	(4,072)	(3,698)
Inventories	(1,404)	(317)
Prepaid expenses	810	95
Other non-current assets	(73)	(81)
Accounts payable and accrued liabilities	2,884	(1,198)
Accrued income and other taxes	270	(369)
Other non-current liabilities	6	13
	16,529	10,895

Cash flows from investing activities:
Property, plant and equipment additions	(2,735)	(5,580)
Purchase of investments	--	(21,545)
Proceeds from maturities of investments	3,639	6,750
	904	(20,375)

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	--	(1,065)
Issuance of treasury stock	--	153
Tax benefit related to stock-based compensation	6	929
Purchase of treasury stock	(2,912)	(4,756)
Dividends paid	(2,257)	(1,976)
	(5,163)	(6,715)

Net change in cash and cash equivalents	12,270	(16,195)
Cash and cash equivalents at beginning of period	7,999	24,590
Cash and cash equivalents at end of period	$20,269	$8,395

Cash paid for:
Income taxes	$5,323	$4,567

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

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$11,299	$10,017
Work in process	5,686	5,268
Finished goods	8,198	8,494
Total inventories	$25,183	$23,779

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net income	$6,506	$6,099	$13,140	$11,476

Weighted average basic shares outstanding	2,015	2,016	2,017	2,015
Add: Effect of dilutive securities	4	3	4	8
Weighted average diluted shares outstanding	2,019	2,019	2,021	2,023

Earnings per share:
Basic	$3.23	$3.03	$6.51	$5.70
Diluted	$3.22	$3.02	$6.50	$5.67

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 6,711 and 6,547 shares of common stock for the quarters ended June 30, 2012 and 2013, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments
As of June 30, 2013, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments and are all considered to be held-to-maturity securities. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of June 30, 2013 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$12,574	$188	$(4)	$12,758

Long-term Investments
Corporate bonds	$20,124	$349	$--	$20,473

At June 30, 2013, the length of time until maturity of these securities ranged from half a month to 22.5 months.

(5)           Income Taxes
Our effective tax rate for the second quarter of 2013 was 33.9 percent, compared with 34.6 percent for the second quarter of 2012. Our effective tax rate for the first six months of 2013 was 32.9 percent, compared with 34.7 percent for the first six months of 2012. The decrease in our effective tax rate for both the second quarter and the first six months of 2013 was primarily related to the extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. Additionally, retroactive benefits from tax incentives for 2012 research and development expenditures were included in the calculation of income taxes for the first six months of 2013.

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

For the three months ended June 30, 2013, we reported revenues of $32.6 million, operating income of $9.5 million and net income of $6.5 million, up 6 percent, 6 percent and 7 percent, respectively, from the three months ended June 30, 2012. For the six months ended June 30, 2013, we reported revenues of $66.1 million, operating income of $18.9 million and net income of $13.1 million, up 10 percent, 12 percent and 15 percent, respectively, from the six months ended June 30, 2012.

Results for the three months ended June 30, 2013

Consolidated net income totaled $6.5 million, or $3.23 per basic and $3.22 per diluted share, in the second quarter of 2013. This is compared with consolidated net income of $6.1 million, or $3.03 per basic and $3.02 per diluted share, in the second quarter of 2012. The income per basic share computations are based on weighted average basic shares outstanding of 2,015,000 in the 2013 period and 2,016,000 in the 2012 period.

The income per diluted share computations are based on weighted average diluted shares outstanding of 2,019,000 in both the 2013 and the 2012 period.

Consolidated revenues of $32.6 million for the second quarter of 2013 were 6 percent higher than revenues of $30.7 million for the second quarter of 2012. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended June 30,
	2013	2012

Fluid Delivery	$13,036	$13,394
Cardiovascular	10,143	9,515
Ophthalmology	5,016	3,653
Other	4,410	4,127
Total	$32,605	$30,689

Cost of goods sold of $17.0 million for the second quarter of 2013 was $955,000 higher than in the comparable 2012 period. Our cost of goods sold in the second quarter of 2013 was 52.1 percent of revenues compared with 52.2 percent of revenues in the second quarter of 2012.

Gross profit of $15.6 million in the second quarter of 2013 was $961,000, or 7 percent, higher than in the comparable 2012 period. Our gross profit percentage in the second quarter of 2013 was 47.9 percent of revenues compared with 47.8 percent of revenues in the second quarter of 2012. The increase in gross profit percentage in the 2013 period compared to the 2012 period was primarily related to improved manufacturing capacity utilization, and the impact of continued cost improvement initiatives partially offset by increased compensation and depreciation.

Our second quarter 2013 operating expenses of $6.1 million were $433,000 higher than the operating expenses for the second quarter of 2012. This increase was comprised of a $108,000 increase in Research and Development, or R&D, expenses, a $16,000 increase in Selling expenses and a $309,000 increase in General and Administrative, or G&A, expenses. The increase in R&D costs was primarily related to increased supplies, outside services and compensation. The increase in Selling expenses for the second quarter of 2013 was primarily related to increased outside services partially offset by reduced commissions, compensation and other miscellaneous expenses. The increase in G&A expenses for the second quarter of 2013 was principally attributable to increased compensation and outside services.

Operating income in the second quarter of 2013 increased $528,000 to $9.5 million, a 6 percent increase from our operating income in the quarter ended June 30, 2012. Operating income was 29 percent of revenues in both the second quarter of 2013 and the second quarter of 2012.

Income tax expense for the second quarter of 2013 was $3.3 million compared to income tax expense of $3.2 million for the same period in the prior year. The effective tax rate for the second quarter of 2013 was 33.9 percent, compared with 34.6 percent for the second quarter of 2012. The lower second quarter 2013 effective rate benefited from the extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. We expect the effective tax rate for the remainder of 2013 to be approximately 34.0 percent.

Results for the six months ended June 30, 2013

Consolidated net income totaled $13.1 million, or $6.51 per basic and $6.50 per diluted share, in the first six months of 2013. This is compared with consolidated net income of $11.5 million, or $5.70 per basic and $5.67 per diluted share, in the first six months of 2012. The income per basic share computations are based on weighted average basic shares outstanding of 2,017,000 in the 2013 period and 2,015,000 in the 2012 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,021,000 in the 2013 period and 2,023,000 in the 2012 period.

Consolidated revenues of $66.1 million for the first six months of 2013 were 10 percent higher than revenues of $59.9 million for the first six months of 2012. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Six Months ended June 30,
	2013	2012

Fluid Delivery	$25,748	$24,774
Cardiovascular	20,294	18,825
Ophthalmology	10,811	7,311
Other	9,244	9,019
Total	$66,097	$59,929

Cost of goods sold of $34.8 million for the first six months of 2013 was $3.3 million higher than in the comparable 2012 period. Our cost of goods sold in the first six months of 2013 was 52.6 percent of revenues compared with 52.4 percent of revenues in the first six months of 2012.

Gross profit of $31.3 million in the first six months of 2013 was $2.8 million, or 10 percent, higher than in the comparable 2012 period. Our gross profit percentage in the first six months of 2013 was 47.4 percent of revenues compared with 47.6 percent of revenues in the first six months of 2012. The decrease in gross profit percentage in the 2013 period compared to the 2012 period was primarily related to increased depreciation, increased compensation and lower manufacturing efficiencies partially offset by a favorable product mix and continued cost improvements.

Our first six months 2013 operating expenses of $12.5 million were $856,000 higher than the operating expenses for the first six months of 2012. This increase was comprised of a $265,000 increase in R&D expenses, a $159,000 increase in Selling expenses and a $432,000 increase in G&A expenses. The increase in R&D costs was primarily related to increased outside services, compensation, supplies and depreciation.

The increase in Selling expenses for the first six months of 2013 was primarily related to increased compensation, travel and outside services partially offset by reduced commissions, promotion and advertising. The increase in G&A expenses for the first six months of 2013 was principally attributable to increased compensation partially offset by reduced outside services.

Operating income in the first six months of 2013 increased $2.0 million to $18.9 million, a 12 percent increase from our operating income in the six months ended June 30, 2012. Operating income was 29 percent of revenues in the first six months of 2013 compared to 28 percent of revenues in the first six months of 2012. The major contributor to the increase in operating income for the first six months of 2013 was the previously mentioned increase in revenues.

Income tax expense for the first six months of 2013 was $6.5 million compared to income tax expense of $6.1 million for the same period in the prior year. The effective tax rate for the first six months of 2013 was 32.9 percent, compared with 34.7 percent for the first six months of 2012. The lower first six months 2013 effective rate benefited from the retroactive extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. Benefits from tax incentives for 2012 research and development expenditures were included in the calculation of income taxes for the first six months of 2013. We expect the effective tax rate for the remainder of 2013 to be approximately 34.0 percent.

Liquidity and Capital Resources
We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2016 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at June 30, 2013 or at December 31, 2012. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At June 30, 2013, we were in compliance with all financial covenants. We believe that the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At June 30, 2013, we had a total of $53.0 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $8.4 million from December 31, 2012, which was principally attributable to increased operational results.

Cash flows from operating activities generated $16.5 million for the six months ended June 30, 2013 as compared to $10.9 million for the six months ended June 30, 2012. The increase in the 2013 period was primarily attributable to increased operational results as compared to the 2012 period and decreased cash requirements for working capital items, specifically accounts payable and accrued liabilities for the 2013 period. During the first six months of 2013, we expended $2.7 million for the addition of property and equipment, $2.9 million for treasury stock and $2.3 million for dividends. During that same period, maturities of investments generated $3.6 million.

At June 30, 2013, we had working capital of $67.7 million, including $20.3 million in cash and cash equivalents and $12.6 million in short-term investments. The $18.2 million increase in working capital during the first six months of 2013 was primarily related to increases in cash and cash equivalents, short-term investments, accounts receivable and inventories partially offset by increases in accounts payable and accrued liabilities. The net increase in cash and short-term investments was primarily related to increases in accounts payable and accrued liabilities and decreases in long-term investments.

We believe that our $53.0 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2013.

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

For the quarter ended June 30, 2013, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2012 Form 10-K.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/2013 through 4/30/2013	-	-	-	160,408
5/1/2013 through 5/31/2013	1,500	$209.01	1,500	158,908
6/1/2013 through 6/30/2013	7,262	$219.13	7,262	151,646
Total	8,762	$217.40	8,762	151,646

(1)
On August 16, 2011, our Board of Directors approved our current stock repurchase program pursuant to which we can repurchase up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions. Our current stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

Item 6.         Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996 (1)

3.2	Bylaws of Atrion Corporation (as last amended on February 20, 2012)(2)

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Notes
(1)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of Atrion Corporation filed January 10, 1997.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed February 23, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: July 31, 2013	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: July 31, 2013	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer
(Principal Accounting andFinancial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996 (1)

3.2	Bylaws of Atrion Corporation (as last amended on February 20, 2012)(2)

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Notes
(1)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of Atrion Corporation filed January 10, 1997.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed February 23, 2012.