Form 10-Q
period 2013-09-30
ATRION CORP
filed 2013-10-29
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2013
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 14, 2013
Common stock, Par Value $0.10 per share	2,002,704

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues	$34,044	$30,637	$100,142	$90,565
Cost of goods sold	17,003	15,742	51,757	47,168
Gross profit	17,041	14,895	48,385	43,397
Operating expenses:
Selling	1,530	1,301	4,596	4,208
General and administrative	3,651	3,164	10,952	10,033
Research and development	1,147	753	3,229	2,569
	6,328	5,218	18,777	16,810
Operating income	10,713	9,677	29,608	26,587

Interest income	310	411	1,005	1,060
Other income, net	--	--	--	2
	310	411	1,005	1,062

Income before provision for income taxes	11,023	10,088	30,613	27,649
Provision for income taxes	(3,350)	(2,829)	(9,800)	(8,914)

Net income	$7,673	$7,259	$20,813	$18,735

Net income per basic share	$3.82	$3.60	$10.33	$9.30
Weighted average basic shares outstanding	2,007	2,014	2,014	2,015

Net income per diluted share	$3.81	$3.59	$10.31	$9.24
Weighted average diluted shares outstanding	2,016	2,022	2,019	2,028

Dividends per common share	$0.64	$0.56	$1.76	$1.54

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	September 30, 2013	December 31, 2012
	(in thousands)
Current assets:
Cash and cash equivalents	$30,724	$7,999
Short-term investments	8,448	8,182
Accounts receivable	16,183	13,054
Inventories	26,488	23,779
Prepaid expenses and other current assets	1,592	3,110
Deferred income taxes	623	623
	84,058	56,747

Long-term investments	20,104	28,433

Property, plant and equipment	127,851	124,180
Less accumulated depreciation and amortization	70,163	64,912
	57,688	59,268

Other assets and deferred charges:
Patents	716	837
Goodwill	9,730	9,730
Other	812	795
	11,258	11,362

Total assets	$173,108	$155,810

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,268	$6,743
Accrued income and other taxes	1,636	465
	10,904	7,208

Line of credit	--	--

Other non-current liabilities	12,968	13,774

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	31,203	29,998
Retained earnings	169,883	152,630
Treasury shares,1,417 at September 30, 2013 and 1,399 at December 31, 2012, at cost	(52,192)	(48,142)
Total stockholders’ equity	149,236	134,828

Total liabilities and stockholders’ equity	$173,108	$155,810

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$20,813	$18,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,388	5,563
Deferred income taxes	(608)	1,097
Stock-based compensation	1,215	1,106
Net change in accrued interest, premiums, and discounts
on investments	424	556
Other	26	--
	28,258	27,057

Changes in operating assets and liabilities:
Accounts receivable	(3,129)	(3,356)
Inventories	(2,709)	70
Prepaid expenses	1,518	823
Other non-current assets	(17)	(96)
Accounts payable and accrued liabilities	2,525	(543)
Accrued income and other taxes	1,172	135
Other non-current liabilities	(198)	(723)
	27,420	23,367

Cash flows from investing activities:
Property, plant and equipment additions	(4,713)	(7,978)
Purchase of investments	--	(21,545)
Proceeds from maturities of investments	7,639	11,750
	2,926	(17,773)

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	--	(1,065)
Issuance of treasury stock	--	153
Tax benefit related to stock-based compensation	6	929
Purchase of treasury stock	(4,086)	(4,756)
Dividends paid	(3,541)	(3,104)
	(7,621)	(7,843)

Net change in cash and cash equivalents	22,725	(2,249)
Cash and cash equivalents at beginning of period	7,999	24,590
Cash and cash equivalents at end of period	$30,724	$22,341

Cash paid for:
Income taxes	$7,927	$6,471

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

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$11,081	$10,017
Work in process	6,877	5,268
Finished goods	8,530	8,494
Total inventories	$26,488	$23,779

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net income	$7,673	$7,259	$20,813	$18,735

Weighted average basic shares outstanding	2,007	2,014	2,014	2,015
Add: Effect of dilutive securities	9	8	5	13
Weighted average diluted shares outstanding	2,016	2,022	2,019	2,028

Earnings per share:
Basic	$3.82	$3.60	$10.33	$9.30
Diluted	$3.81	$3.59	$10.31	$9.24

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 1,545 and 5,901 shares of common stock for the quarters ended September 30, 2013 and 2012, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments
As of September 30, 2013, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments and are all considered to be held-to-maturity securities. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of September 30, 2013 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$8,448	$142	$--	$8,590

Long-term Investments
Corporate bonds	$20,104	$426	$--	$20,530

At September 30, 2013, the length of time until maturity of these securities ranged from 7.5 months to 18.5 months.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5)     Income Taxes

The effective tax rate for the third quarter of 2013 was 30.4 percent, compared with 28.0 percent for the third quarter of 2012. The effective tax rate for the first nine months of 2013 was 32.0 percent, compared with 32.2 percent for the first nine months of 2012. The effective tax rates for the third quarter and first nine months of 2013 benefited from the extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. The effective tax rates for the third quarter and first nine months of 2012 benefited from a favorable adjustment to an uncertain tax position related to income tax credits claimed for research and development following the conclusion, in September 2012, of an Internal Revenue Service examination of our United States federal income tax returns for 2006, 2007 and 2008. We expect the effective tax rate for the remainder of 2013 to be approximately 34.0 percent.

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. Our other products category includes valves used in marine and aviation safety products.

Our products are used in a wide variety of applications by numerous customers. We encounter competition in all of our markets and compete primarily on the basis of product quality, price, engineering, customer service and delivery time.

Our strategy is to provide a broad selection of products in the areas of our expertise. Research and development efforts are focused on improving current products and developing highly-engineered products that meet customer needs in niche markets. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce indebtedness, to fund capital expenditures, to repurchase stock and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

●	Focusing on customer needs;
●	Expanding existing product lines and developing new products;
●	Maintaining a culture of controlling cost; and
●	Preserving and fostering a collaborative, entrepreneurial working environment.

For the three months ended September 30, 2013, we reported revenues of $34.0 million, operating income of $10.7 million and net income of $7.7 million, up 11 percent, 11 percent and 6 percent, respectively, from the three months ended September 30, 2012. For the nine months ended September 30, 2013, we reported revenues of $100.1 million, operating income of $29.6 million and net income of $20.8 million, up 11 percent, 11 percent and 11 percent, respectively, from the nine months ended September 30, 2012.

Results for the three months ended September 30, 2013

Consolidated net income totaled $7.7 million, or $3.82 per basic and $3.81 per diluted share, in the third quarter of 2013. This is compared with consolidated net income of $7.3 million, or $3.60 per basic and $3.59 per diluted share, in the third quarter of 2012. The income per basic share computations are based on weighted average basic shares outstanding of 2,007,000 in the 2013 period and 2,014,000 in the 2012 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,016,000 in the 2013 and 2,022,000 in the 2012 period.

Consolidated revenues of $34.0 million for the third quarter of 2013 were 11 percent higher than revenues of $30.6 million for the third quarter of 2012. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended September 30,
	2013	2012

Fluid Delivery	$13,411	$13,160
Cardiovascular	10,429	8,481
Ophthalmology	5,127	3,934
Other	5,077	5,062
Total	$34,044	$30,637

Cost of goods sold of $17.0 million for the third quarter of 2013 was $1.3 million higher than in the comparable 2012 period. Our cost of goods sold in the third quarter of 2013 was 49.9 percent of revenues compared with 51.4 percent of revenues in the third quarter of 2012.

Gross profit of $17.0 million in the third quarter of 2013 was $2.1 million, or 14 percent, higher than in the comparable 2012 period. Our gross profit percentage in the third quarter of 2013 was 50.1 percent of revenues compared with 48.6 percent of revenues in the third quarter of 2012. The increase in gross profit percentage in the 2013 period compared to the 2012 period was principally attributable to a favorable product sales mix, improved manufacturing capacity utilization, and the impact of continued cost improvement initiatives partially offset by increased compensation, manufacturing supplies and depreciation.

Our third quarter 2013 operating expenses of $6.3 million were $1.1 million higher than the operating expenses for the third quarter of 2012. This increase was comprised of a $394,000 increase in Research and Development, or R&D, expenses, a $229,000 increase in Selling expenses and a $487,000 increase in General and Administrative, or G&A, expenses. The increase in R&D costs was principally attributable to increased supplies, outside services and compensation. The increase in Selling expenses for the third quarter of 2013 was principally attributable to increased promotion and advertising, increased commissions and increased travel-related expenses. The increase in G&A expenses for the third quarter of 2013 was principally attributable to increased compensation and outside services.

Operating income in the third quarter of 2013 increased $1.0 million to $10.7 million, an 11 percent increase from our operating income in the quarter ended September 30, 2012. Operating income was 31 percent of revenues in the third quarter of 2013 and 32 percent in the third quarter of 2012. The primary contributor to the increase in operating income for the third quarter of 2013 was the previously mentioned increase in revenues.

Income tax expense for the third quarter of 2013 was $3.4 million compared to income tax expense of $2.8 million for the same period in the prior year. The effective tax rate for the third quarter of 2013 was 30.4 percent, compared with 28.0 percent for the third quarter of 2012. The third quarter 2013 effective rate benefited from the extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. The lower effective tax rate for the third quarter of 2012 was principally attributable to a favorable adjustment to an uncertain tax position related to income tax credits claimed for R&D following the conclusion, in September 2012, of an Internal Revenue Service examination of our United States federal income tax returns for 2006, 2007 and 2008. We expect the effective tax rate for the remainder of 2013 to be approximately 34.0 percent.

Results for the nine months ended September 30, 2013

Consolidated net income totaled $20.8 million, or $10.33 per basic and $10.31 per diluted share, in the first nine months of 2013. This is compared with consolidated net income of $18.7 million, or $9.30 per basic and $9.24 per diluted share, in the first nine months of 2012. The income per basic share computations are based on weighted average basic shares outstanding of 2,014,000 in the 2013 period and 2,015,000 in the 2012 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 2,019,000 in the 2013 period and 2,028,000 in the 2012 period.

Consolidated revenues of $100.1 million for the first nine months of 2013 were 11 percent higher than revenues of $90.6 million for the first nine months of 2012. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Nine months ended September 30,
	2013	2012

Fluid Delivery	$39,159	$37,934
Cardiovascular	30,723	27,306
Ophthalmology	15,939	11,245
Other	14,321	14,080
Total	$100,142	$90,565

Cost of goods sold of $51.8 million for the first nine months of 2013 was $4.6 million higher than in the comparable 2012 period. Our cost of goods sold in the first nine months of 2013 was 51.7 percent of revenues compared with 52.1 percent of revenues in the first nine months of 2012.

Gross profit of $48.4 million in the first nine months of 2013 was $5.0 million, or 11 percent, higher than in the comparable 2012 period. Our gross profit percentage in the first nine months of 2013 was 48.3 percent of revenues compared with 47.9 percent of revenues in the first nine months of 2012. The increase in gross profit percentage in the 2013 period compared to the 2012 period was principally attributable to a favorable product sales mix, improved manufacturing capacity utilization, and the impact of continued cost improvement initiatives partially offset by increased compensation and depreciation.

Our first nine months 2013 operating expenses of $18.8 million were $2.0 million higher than the operating expenses for the first nine months of 2012. This increase was comprised of a $660,000 increase in R&D expenses, a $388,000 increase in Selling expenses and a $919,000 increase in G&A expenses. The increase in R&D costs was principally attributable to increased outside services, compensation, supplies and travel-related expenses. The increase in Selling expenses for the first nine months of 2013 was principally attributable to increased compensation, travel, promotion, advertising and outside services. The increase in G&A expenses for the first nine months of 2013 was principally attributable to increased compensation and outside services.

Operating income in the first nine months of 2013 increased $3.0 million to $29.6 million, an 11 percent increase from our operating income in the nine months ended September 30, 2012. Operating income was 30 percent of revenues in the first nine months of 2013 compared to 29 percent of revenues in the first nine months of 2012. The primary contributor to the increase in operating income for the first nine months of 2013 was the previously mentioned increase in revenues.

Income tax expense for the first nine months of 2013 was $9.8 million compared to income tax expense of $8.9 million for the same period in the prior year. The effective tax rate for the first nine months of 2013 was 32.0 percent, compared with 32.2 percent for the first nine months of 2012. The 2013 effective rate benefited from the extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. The effective tax rate for the 2012 period benefited from a favorable adjustment to an uncertain tax position related to income tax credits claimed for R&D following the conclusion, in September 2012, of an Internal Revenue Service examination of our United States federal income tax returns for 2006, 2007 and 2008.

Liquidity and Capital Resources

We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2016 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at September 30, 2013 or at December 31, 2012. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At September 30, 2013, we were in compliance with all financial covenants. We believe that the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At September 30, 2013, we had a total of $59.3 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $14.7 million from December 31, 2012, which was principally attributable to operational results.

Cash flows from operating activities generated $27.4 million for the nine months ended September 30, 2013 as compared to $23.4 million for the nine months ended September 30, 2012. The increase in the 2013 period was primarily attributable to improved operational results as compared to the 2012 period and decreased cash requirements for working capital items, specifically accounts payable and accrued liabilities for the 2013 period. During the first nine months of 2013, we expended $4.7 million for the addition of property and equipment, $4.1 million for treasury stock and $3.5 million for dividends. During that same period, maturities of investments generated $7.6 million.

At September 30, 2013, we had working capital of $73.2 million, including $30.7 million in cash and cash equivalents and $8.5 million in short-term investments. The $23.6 million increase in working capital during the first nine months of 2013 was principally attributable to increases in cash and cash equivalents, accounts receivable and inventories partially offset by increases in accounts payable and accrued liabilities. The net increase in cash and cash equivalents was principally attributable to increases in accounts payable and accrued liabilities, increases in accrued income and other taxes, decreases in long-term investments and improved operational results.

We believe that our $59.3 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2013.

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

For the quarter ended September 30, 2013, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2012 Form 10-K.

Item 4.       Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/2013 through 7/31/2013	-	-	-	151,646
8/1/2013 through 8/31/2013	-	-	-	151,646
9/1/2013 through 9/30/2013	4,775	$245.80	4,775	146,871
Total	4,775	$245.80	4,775	146,871

(1)
On August 16, 2011, our Board of Directors approved our current stock repurchase program pursuant to which we can repurchase up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions. Our current stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

Item 6.        Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation of Atrion Corporation, dated December 10, 1996 (1)
3.2	Bylaws of Atrion Corporation (as last amended on August 14, 2013) (2)
10.1	Atrion Corporation Short-Term Incentive Compensation Plan
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Notes

(1)           Incorporated by reference to Appendix B to the Definitive Proxy Statement of Atrion Corporation filed January 10, 1997.
(2)           Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed August 20, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: October 29, 2013	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: October 29, 2013	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

Exhibit Index

Exhibit
Number	Description

3.1	Certificate of Incorporation of Atrion Corporation, dated December 10, 1996 (1)

3.2	Bylaws of Atrion Corporation (as last amended on August 14, 2013) (2)

10.1	Atrion Corporation Short-Term Incentive Compensation Plan

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Notes

(1)           Incorporated by reference to Appendix B to the Definitive Proxy Statement of Atrion Corporation filed January 10, 1997.
(2)           Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed August 20, 2013.