Form 10-Q
period 2014-03-31
ATRION CORP
filed 2014-05-05
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2014
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 20, 2014
Common stock, Par Value $0.10 per share	1,969,463

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended
	March 31,
	2014	2013

	(in thousands, except per share amounts)

Revenues	$36,419	$33,493
Cost of goods sold	19,031	17,784
Gross profit	17,388	15,709

Operating expenses:
Selling	1,585	1,585
General and administrative	3,928	3,594
Research and development	1,175	1,130
	6,688	6,309
Operating income	10,700	9,400

Interest income	300	350
Other income, net	1	--

Income before provision for income taxes	11,001	9,750
Provision for income taxes	(3,800)	(3,115)

Net income	$7,201	$6,635

Net income per basic share	$3.63	$3.28

Weighted average basic shares outstanding	1,982	2,020

Net income per diluted share	$3.61	$3.28

Weighted average diluted shares outstanding	1,997	2,024

Dividends per common share	$0.64	$0.56

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Assets	2014	2013
	(in thousands)
Current assets:
Cash and cash equivalents	$17,196	$28,559
Short-term investments	25,417	18,351
Accounts receivable	18,642	14,164
Inventories	26,326	26,266
Prepaid expenses and other current assets	1,008	1,603
Deferred income taxes	1,376	1,376
	89,965	90,319

Long-term investments	12,375	10,069

Property, plant and equipment	133,753	130,504
Less accumulated depreciation and amortization	74,173	72,176
	59,580	58,328
Other assets and deferred charges:
Patents	2,740	2,808
Goodwill	9,730	9,730
Other	810	812
	13,280	13,350

Total assets	$175,200	$172,066

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$7,523	$8,511
Accrued income and other taxes	4,113	853
	11,636	9,364

Line of credit	--	--

Other non-current liabilities	12,934	13,708

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	31,967	31,592
Retained earnings	180,290	174,362
Treasury shares, 1,450 at March 31, 2014 and 1,435 at December 31, 2013, at cost	(61,969)	(57,302)
Total stockholders’ equity	150,630	148,994

Total liabilities and stockholders’ equity	$175,200	$172,066

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Cash flows from operating activities:
Net income	$7,201	$6,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,265	2,141
Deferred income taxes	(546)	(324)
Stock-based compensation	367	355
Net change in accrued interest, premiums, and discounts on investments	3	196
Other	30	26
	9,320	9,029

Changes in operating assets and liabilities:
Accounts receivable	(4,478)	(4,330)
Inventories	(59)	(268)
Prepaid expenses	594	2,201
Other non-current assets	2	(110)
Accounts payable and accrued liabilities	(988)	144
Accrued income and other taxes	3,260	1,416
Other non-current liabilities	(228)	3
	7,423	8,085

Cash flows from investing activities:
Property, plant and equipment additions	(3,479)	(1,573)
Purchase of investments	(9,375)	--
Proceeds from maturities of investments	--	3,639
	(12,854)	2,066

Cash flows from financing activities:
Purchase of treasury stock	(4,667)	(1,008)
Dividends paid	(1,265)	(1,130)
	(5,932)	(2,138)

Net change in cash and cash equivalents	(11,363)	8,013
Cash and cash equivalents at beginning of period	28,559	7,999
Cash and cash equivalents at end of period	$17,196	$16,012

Cash paid for:
Income taxes	$924	$46

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           Basis of Presentation
The accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("2013 Form 10-K").  References herein to "Atrion," the "Company," "we," "our," and "us" refer to Atrion Corporation and its subsidiaries.

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$11,222	$10,744
Work in process	6,971	6,246
Finished goods	8,133	9,276
Total inventories	$26,326	$26,266

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three months ended March 31,
	2014	2013
	(in thousands, except per share amounts)

Net income	$7,201	$$6,635

Weighted average basic shares outstanding	1,982	2,020
Add: Effect of dilutive securities	15	4
Weighted average diluted shares outstanding	1,997	2,024

Earnings per share:
Basic	$$3.63	$$3.28
Diluted	$$3.61	$$3.28

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 9,284 shares of common stock for the quarter ended March 31, 2013 and none for the quarter ended March 31, 2014 were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments
As of March 31, 2014, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments and are all considered to be held-to-maturity securities. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of March 31, 2014 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$25,417	$322	$(15)	$25,724

Long-term Investments
Corporate bonds	$12,375	$3	$(5)	$12,373

At March 31, 2014, the length of time until maturity of these securities ranged from 1.5 to 60 months.

(5)           Income Taxes
Our effective tax rate for the first quarter of 2014 was 34.5 percent, compared with 31.9 percent for the first quarter of 2013. The lower first quarter 2013 effective rate benefited from the retroactive extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. Credits from tax incentives for research and development expenditures in the full year 2012 and first quarter of 2013 were included in the calculation of income taxes for the first quarter of 2013.  The law has not been extended to 2014, and the absence of the federal research and development tax credits for 2014 resulted in an increase in effective tax rate in the first quarter of 2014.

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

For the three months ended March 31, 2014, we reported revenues of $36.4 million, operating income of $10.7 million and net income of $7.2 million, up 9 percent, 14 percent and 9 percent, respectively, from the three months ended March 31, 2013.

Results for the three months ended March 31, 2014

Consolidated net income totaled $7.2 million, or $3.63 per basic and $3.61 per diluted share, in the first quarter of 2014. This is compared with consolidated net income of $6.6 million, or $3.28 per basic and diluted share, in the first quarter of 2013. The income per basic share computations are based on weighted average basic shares outstanding of 1,982,000 in the 2014 period and 2,020,000 in the 2013 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,997,000 in the 2014 period and 2,024,000 in the 2013 period.

Consolidated revenues of $36.4 million for the first quarter of 2014 were 9 percent higher than revenues of $33.5 million for the first quarter of 2013. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended March 31,
	2014	2013

Fluid Delivery	$15,237	$12,713
Cardiovascular	11,029	10,151
Ophthalmology	5,184	5,795
Other	4,969	4,834
Total	$36,419	$33,493

Cost of goods sold of $19.0 million for the first quarter of 2014 was $1.2 million higher than in the comparable 2013 period. The primary contributors to the increase in our cost of goods sold were increased sales, increased manufacturing support personnel costs and increased repairs partially offset by improved manufacturing efficiencies and the impact of continued cost improvement initiatives. Our cost of goods sold in the first quarter of 2014 was 52.3 percent of revenues compared with 53.1 percent of revenues in the first quarter of 2013.

Gross profit of $17.4 million in the first quarter of 2014 was $1.7 million, or 11 percent, higher than in the comparable 2013 period. Our gross profit percentage in the first quarter of 2014 was 47.7 percent of revenues compared with 46.9 percent of revenues in the first quarter of 2013. The increase in gross profit percentage in the 2014 period compared to the 2013 period was primarily attributable to a favorable product mix, improved manufacturing efficiencies and continued cost improvements partially offset by increased manufacturing support personnel costs and increased repairs.

Our first quarter 2014 operating expenses of $6.7 million were $379,000 higher than the operating expenses for the first quarter of 2013. This increase was comprised of a $45,000 increase in Research and Development, or R&D, expenses and a $334,000 increase in General and Administrative, or G&A, expenses. The increase in R&D costs was primarily attributable to increased outside services. The increase in G&A expenses for the first quarter of 2014 was primarily attributable to increased compensation, outside services and amortization. There was no change in Selling expenses for the 2014 period as compared to the 2013 period.

Operating income in the first quarter of 2014 increased $1.3 million to $10.7 million, a 14 percent increase from our operating income in the quarter ended March 31, 2013. Operating income was 29 percent of revenues in the first quarter of 2014 compared to 28 percent of revenues in the first quarter of 2013. The major contributor to the increase in operating income for the first quarter of 2014 was the previously mentioned increase in revenues.

Income tax expense for the first quarter of 2014 was $3.8 million compared to income tax expense of $3.1 million for the same period in the prior year. The effective tax rate for the first quarter of 2014 was 34.5 percent, compared with 31.9 percent for the first quarter of 2013. The lower first quarter 2013 effective rate benefited from the retroactive extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. Credits from tax incentives for research and development expenditures in the full year 2012 and first quarter of 2013 were included in the calculation of income taxes for the first quarter of 2013. The law has not been extended to 2014, and the absence of the federal research and development tax credits for 2014 resulted in an increase in effective tax rate in the first quarter of 2014. We expect the effective tax rate for the remainder of 2014 to be approximately 34.0 percent.

Liquidity and Capital Resources
We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2016 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at March 31, 2014 or at December 31, 2013. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At March 31, 2014, we were in compliance with all financial covenants.

At March 31, 2014, we had a total of $55.0 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $2.0 million from December 31, 2013. The principal contributor to this decrease was the purchase of treasury stock under our stock repurchase program.

Cash flows from operating activities generated $7.4 million for the three months ended March 31, 2014 as compared to $8.1 million for the three months ended March 31, 2013. The decrease in the 2014 period was primarily attributable to increased cash requirements for working capital items, specifically accounts payable and accrued liabilities for the 2014 period partially offset by increased operational results as compared to the 2013 period. During the first quarter of 2014, we expended $9.4 million for the purchase of investments, $3.5 million for the addition of property and equipment, $4.7 million for treasury stock under our stock repurchase program and $1.3 million for dividends.

At March 31, 2014, we had working capital of $78.3 million, including $17.2 million in cash and cash equivalents and $25.4 million in short-term investments. The $2.6 million decrease in working capital during the first quarter of 2014 was primarily attributable to increases in accrued income and other taxes and decreases in cash and cash equivalents partially offset by increases in short-term investments and accounts receivable. The increase in accrued income and other taxes is primarily attributable to current year tax liabilities. The net decrease in cash and short-term investments was primarily attributable to the purchase of treasury stock. The increase in accounts receivable is primarily attributable to increased revenues for the first quarter of 2014.

We believe that our $55.0 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2014.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2014, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, our access to equity and debt financing, and the increase in cash, cash equivalents, and investments in the remainder of 2014. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2014, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2013 Form 10-K.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2014 through 1/31/2014	-	-	-	128,772
2/1/2014 through 2/28/2014	-	-	-	128,772
3/1/2014 through 3/31/2014	15,142	$ 308.23	15,142	113,630
Total	15,142	$ 308.23	15,142	113,630

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

Atrion Corporation
(Registrant)

Date: May 5, 2014	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: May 5, 2014	By:	/s/ Jeffery Strickland
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