Form 10-Q
period 2014-06-30
ATRION CORP
filed 2014-08-06
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2014
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas	75002
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 15, 2014
Common stock, Par Value $0.10 per share	1,948,940

ATRION CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	Financial Information	2

Item 1.	Financial Statements
	Consolidated Statements of Income (Unaudited)
	For the Three and Six months Ended
	June 30, 2014 and 2013	3

	Consolidated Balance Sheets (Unaudited)
	June 30, 2014 and December 31, 2014	4

	Consolidated Statements of Cash Flows (Unaudited)
	For the Six months Ended
	June 30, 2014 and 2013	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	Other Information	14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

SIGNATURES		16

Exhibit Index		17

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues	$35,025	$32,605	$71,444	$66,097
Cost of goods sold	17,616	16,971	36,647	34,754
Gross profit	17,409	15,634	34,797	31,343
Operating expenses:
Selling	1,616	1,481	3,201	3,066
General and administrative	4,386	3,706	8,314	7,300
Research and development	1,150	952	2,325	2,082
	7,152	6,139	13,840	12,448
Operating income	10,257	9,495	20,957	18,895

Interest income	364	346	664	695

Income before provision for income taxes	10,621	9,841	21,621	19,590
Provision for income taxes	(3,739)	(3,335)	(7,539)	(6,450)

Net income	$6,882	$6,506	$14,082	$13,140

Net income per basic share	$3.51	$3.23	$7.14	$6.51
Weighted average basic shares outstanding	1,960	2,015	1,971	2,017

Net income per diluted share	$3.48	$3.22	$7.09	$6.50
Weighted average diluted shares outstanding	1,977	2,019	1,987	2,021

Dividends per common share	$0.64	$0.56	$1.28	$1.12

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	June 30, 2014	December 31, 2013
	(in thousands)
Current assets:
Cash and cash equivalents	$23,521	$28,559
Short-term investments	18,146	18,351
Accounts receivable	16,407	14,164
Inventories	27,208	26,266
Prepaid expenses and other current assets	2,488	1,603
Deferred income taxes	1,376	1,376
	89,146	90,319

Long-term investments	10,000	10,069

Property, plant and equipment	136,024	130,504
Less accumulated depreciation and amortization	76,107	72,176
	59,917	58,328

Other assets and deferred charges:
Patents	2,673	2,808
Goodwill	9,730	9,730
Other	864	812
	13,267	13,350

Total assets	$172,330	$172,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,694	$8,511
Accrued income and other taxes	300	853
	9,994	9,364

Line of credit	--	--

Other non-current liabilities	12,466	13,708

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	32,853	31,592
Retained earnings	185,915	174,362
Treasury shares,1,471 at June 30, 2014 and 1,435 at December 31, 2013, at cost	(69,240)	(57,302)
Total stockholders’ equity	149,870	148,994

Total liabilities and stockholders’ equity	$172,330	$172,066

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net income	$14,082	$13,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,458	4,271
Deferred income taxes	(1,016)	(449)
Stock-based compensation	1,129	842
Net change in accrued interest, premiums, and discounts
on investments	274	278
Other	30	26
	18,957	18,108

Changes in operating assets and liabilities:
Accounts receivable	(2,243)	(4,072)
Inventories	(942)	(1,404)
Prepaid expenses	(885)	810
Other non-current assets	(52)	(73)
Accounts payable and accrued liabilities	1,183	2,884
Accrued income and other taxes	(553)	270
Other non-current liabilities	(226)	6
	15,239	16,529

Cash flows from investing activities:
Property, plant and equipment additions	(5,942)	(2,735)
Purchase of investments	(19,375)	--
Proceeds from maturities of investments	19,375	3,639
	(5,942)	904

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(377)	--
Tax benefit related to stock-based compensation	163	6
Purchase of treasury stock	(11,608)	(2,912)
Dividends paid	(2,513)	(2,257)
	(14,335)	(5,163)

Net change in cash and cash equivalents	(5,038)	12,270
Cash and cash equivalents at beginning of period	28,559	7,999
Cash and cash equivalents at end of period	$23,521	$20,269

Cash paid for:
Income taxes	$9,685	$5,323

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

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$11,344	$10,744
Work in process	7,128	6,246
Finished goods	8,736	9,276
Total inventories	$27,208	$26,266

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income	$6,882	$6,506	$14,082	$13,140
Weighted average basic shares outstanding	1,960	2,015	1,971	2,017
Add: Effect of dilutive securities	17	4	16	4
Weighted average diluted shares outstanding	1,977	2,019	1,987	2,021
Earnings per share:
Basic	$3.51	$3.23	$7.14	$6.51
Diluted	$3.48	$3.22	$7.09	$6.50

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 33 and 6,547 shares of common stock for the quarters ended June 30, 2014 and 2013, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments
As of June 30, 2014, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments and are all considered to be held-to-maturity securities. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of June 30, 2014 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$18,146	$136	$(8)	$18,274

Long-term Investments
Corporate bonds	$10,000	$4	$--	$10,004

At June 30, 2014, the length of time until maturity of these securities ranged from four months to 60 months.

(5)           Income Taxes

Our effective tax rate for the second quarter of 2014 was 35.2 percent, compared with 33.9 percent for the second quarter of 2013. Our effective tax rate for the first six months of 2014 was 34.9 percent, compared with 32.9 percent for the first six months of 2013. The lower effective tax rates for both the second quarter and first six months of 2013 benefited from the extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. Credits from tax incentives for research and development expenditures in the full year 2012 and first six months of 2013 were included in the calculation of income taxes for the first six months of 2013. The law has not been extended to 2014, and the absence of the federal research and development tax credits for 2014 resulted in an increase in effective tax rate in the second quarter and first six months of 2014. Additionally, the effective tax rate in the second quarter and first six months of 2014 increased as a result of state income tax law changes.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Our strategic objective is to further enhance our position in our served markets by:

●	Focusing on customer needs;
●	Expanding existing product lines and developing new products;
●	Manufacturing products to exacting quality standards; and
●	Preserving and fostering a collaborative and entrepreneurial culture.

For the three months ended June 30, 2014, we reported revenues of $35.0 million, operating income of $10.3 million and net income of $6.9 million, up 7 percent, 8 percent and 6 percent, respectively, from the three months ended June 30, 2013. For the six months ended June 30, 2014, we reported revenues of $71.4 million, operating income of $21.0 million and net income of $14.1 million, up 8 percent, 11 percent and 7 percent, respectively, from the six months ended June 30, 2013.

Results for the three months ended June 30, 2014

Consolidated net income totaled $6.9 million, or $3.51 per basic and $3.48 per diluted share, in the second quarter of 2014. This is compared with consolidated net income of $6.5 million, or $3.23 per basic and $3.22 per diluted share, in the second quarter of 2013. The income per basic share computations are based on weighted average basic shares outstanding of 1,960,000 in the 2014 period and 2,015,000 in the 2013 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,977,000 in the 2014 period and 2,019,000 in the 2013 period.

Consolidated revenues of $35.0 million for the second quarter of 2014 were 7 percent higher than revenues of $32.6 million for the second quarter of 2013. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended June 30,
	2014	2013

Fluid Delivery	$14,732	$13,036
Cardiovascular	10,837	10,143
Ophthalmology	5,106	5,016
Other	4,350	4,410
Total	$35,025	$32,605

Cost of goods sold of $17.6 million for the second quarter of 2014 was $645,000 higher than in the comparable 2013 period. The primary contributors to the increase in our cost of goods sold were increased sales, increased manufacturing support personnel costs, increased repairs and increased insurance partially offset by the impact of continued cost improvement projects. Our cost of goods sold in the second quarter of 2014 was 50.3 percent of revenues compared with 52.1 percent of revenues in the second quarter of 2013.

Gross profit of $17.4 million in the second quarter of 2014 was $1.8 million, or 11 percent, higher than in the comparable 2013 period. Our gross profit percentage in the second quarter of 2014 was 49.7 percent of revenues compared with 48.0 percent of revenues in the second quarter of 2013. The increase in gross profit percentage in the 2014 period compared to the 2013 period was primarily related to a favorable product mix and the impact of continued cost improvement initiatives partially offset by increased compensation, repairs and insurance.

Our second quarter 2014 operating expenses of $7.2 million were $1.0 million higher than the operating expenses for the second quarter of 2013. This increase was comprised of a $198,000 increase in Research and Development, or R&D, expenses, a $135,000 increase in Selling expenses and a $680,000 increase in General and Administrative, or G&A, expenses. The increase in R&D costs was primarily related to increased supplies and outside services. The increase in Selling expenses for the second quarter of 2014 was primarily related to increased commissions, travel and outside services. The increase in G&A expenses for the second quarter of 2014 was principally attributable to increased compensation, outside services, depreciation and amortization expense.

Operating income in the second quarter of 2014 increased $762,000 to $10.3 million, an 8 percent increase from our operating income in the quarter ended June 30, 2013. Operating income was 29 percent of revenues in both the second quarter of 2014 and the second quarter of 2013.

Income tax expense for the second quarter of 2014 was $3.7 million compared to income tax expense of $3.3 million for the same period in the prior year. The effective tax rate for the second quarter of 2014 was 35.2 percent, compared with 33.9 percent for the second quarter of 2013. The lower second quarter 2013 effective rate benefited from the extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012. Additionally, the effective tax rate in the second quarter 2014 increased as a result of state income tax law changes. We expect the effective tax rate for the remainder of 2014 to be approximately 34.5 percent.

Results for the six months ended June 30, 2014

Consolidated net income totaled $14.1 million, or $7.14 per basic and $7.09 per diluted share, in the first six months of 2014. This is compared with consolidated net income of $13.1 million, or $6.51 per basic and $6.50 per diluted share, in the first six months of 2013. The income per basic share computations are based on weighted average basic shares outstanding of 1,971,000 in the 2014 period and 2,017,000 in the 2013 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,987,000 in the 2014 period and 2,021,000 in the 2013 period.

Consolidated revenues of $71.4 million for the first six months of 2014 were 8 percent higher than revenues of $66.1 million for the first six months of 2013. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Six Months ended June 30,
	2014	2013

Fluid Delivery	$29,969	$25,748
Cardiovascular	21,866	20,294
Ophthalmology	10,290	10,811
Other	9,319	9,244
Total	$71,444	$66,097

Cost of goods sold of $36.6 million for the first six months of 2014 was $1.9 million higher than in the comparable 2013 period. The primary contributors to the increase in our cost of goods sold were increased sales, increased manufacturing support personnel costs, increased repairs, utilities, outside services and increased insurance partially offset by the impact of continued cost improvement projects. Our cost of goods sold in the first six months of 2014 was 51.3 percent of revenues compared with 52.6 percent of revenues in the first six months of 2013.

Gross profit of $34.8 million in the first six months of 2014 was $3.5 million, or 11 percent, higher than in the comparable 2013 period. Our gross profit percentage in the first six months of 2014 was 48.7 percent of revenues compared with 47.4 percent of revenues in the first six months of 2013. The increase in gross profit percentage in the 2014 period compared to the 2013 period was primarily related to a favorable product mix and the impact of continued cost improvement initiatives partially offset by increased manufacturing costs mentioned above.

Our first six months 2014 operating expenses of $13.8 million were $1.4 million higher than the operating expenses for the first six months of 2013. This increase was comprised of a $243,000 increase in R&D expenses, a $135,000 increase in Selling expenses and a $1.0 million increase in G&A expenses. The increase in R&D costs was primarily related to increased outside services, compensation and supplies. The increase in Selling expenses for the first six months of 2014 was primarily related to increased commissions, travel and outside services. The increase in G&A expenses for the second quarter of 2014 was principally attributable to increased compensation, outside services, depreciation and amortization expense.

Operating income in the first six months of 2014 increased $2.1 million to $21.0 million, an 11 percent increase from our operating income in the six months ended June 30, 2013. Operating income was 29 percent of revenues in both the first six months of 2014 and the first six months of 2013. The major contributor to the increase in operating income for the first six months of 2014 was the previously mentioned increase in revenues partially offset by increased operating expenses.

Income tax expense for the first six months of 2014 was $7.5 million compared to income tax expense of $6.5 million for the same period in the prior year. The effective tax rate for the first six months of 2014 was 34.9 percent, compared with 32.9 percent for the first six months of 2013. The lower first six months 2013 effective rate benefited from the retroactive extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012. Credits from tax incentives for research and development expenditures in the full year 2012 and the first six months of 2013 were included in the calculation of income taxes for the first six months of 2013. Additionally, the effective tax rate in the first six months of 2014 increased as a result of state income tax law changes.

Liquidity and Capital Resources
We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2016 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at June 30, 2014 or at December 31, 2013. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At June 30, 2014, we were in compliance with all financial covenants. We believe that the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At June 30, 2014, we had a total of $51.7 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $5.3 million from December 31, 2013. The principal contributor to this decrease was the purchase of treasury stock under our stock repurchase program partially offset by operating results.

Cash flows from operating activities generated $15.2 million for the six months ended June 30, 2014 as compared to $16.5 million for the six months ended June 30, 2013. The decrease in the 2014 period was primarily attributable to increased cash requirements for working capital items, specifically prepaid expenses and accrued income and other taxes for the 2014 period. During the first six months of 2014, we expended $5.9 million for the addition of property and equipment, $11.6 million for treasury stock under our stock repurchase program and $2.5 million for dividends.

At June 30, 2014, we had working capital of $79.2 million, including $23.5 million in cash and cash equivalents and $18.2 million in short-term investments. The $1.8 million decrease in working capital during the first six months of 2014 was primarily related to decreases in cash and cash equivalents and short-term investments and to increases in accounts payable and accrued liabilities. This decrease was partially offset by increases in accounts receivable and inventories. The net decrease in cash and short-term investments was primarily related to purchases of treasury stock. The increase in accounts receivable was primarily related to increased revenues for the second quarter of 2014. The increase in inventories was primarily related to increased stocking levels to support revenues.

We believe that our $51.7 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2014.

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

For the quarter ended June 30, 2014, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2013 Form 10-K.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

                The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/2014 through 4/30/2014	-	-	-	113,630
5/1/2014 through 5/31/2014	22,038	$311.27	22,038	91,592
6/1/2014 through 6/30/2014	1,474	$310.59	1,474	90,118
Total	23,512	$311.23	23,512	90,118

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

Atrion Corporation

Date: August 6, 2014	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: August 6, 2014	By:	/s/ Jeffery Strickland
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