Form 10-Q
period 2014-10-27
ATRION CORP
filed 2014-10-31
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2014
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas 75002
(Address of Principal Executive Offices) (Zip Code)

(972) 390-9800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer.” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 15, 2014

Common stock, Par Value $0.10 per share	1,947,448

ATRION CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues	$36,625	$34,044	$108,069	$100,142
Cost of goods sold	18,587	17,003	55,234	51,757
Gross profit	18,038	17,041	52,835	48,385
Operating expenses:
Selling	1,440	1,530	4,642	4,596
General and administrative	4,151	3,651	12,465	10,952
Research and development	1,221	1,147	3,545	3,229
	6,812	6,328	20,652	18,777
Operating income	11,226	10,713	32,183	29,608

Interest income	240	310	904	1,005
Other income, net	12	--	13	--
	252	310	917	1,005

Income before provision for income taxes	11,478	11,023	33,100	30,613
Provision for income taxes	(3,793)	(3,350)	(11,332)	(9,800)

Net income	$7,685	$7,673	$21,768	$20,813

Net income per basic share	$3.94	$3.82	$11.08	$10.33
Weighted average basic shares outstanding	1,949	2,007	1,964	2,014

Net income per diluted share	$3.91	$3.81	$10.99	$10.31
Weighted average diluted shares outstanding	1,966	2,016	1,980	2,019

Dividends per common share	$0.75	$0.64	$2.03	$1.76

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$26,921	$28,559
Short-term investments	18,178	18,351
Accounts receivable	18,399	14,164
Inventories	28,408	26,266
Prepaid expenses and other current assets	1,974	1,603
Deferred income taxes	1,376	1,376
	95,256	90,319

Long-term investments	10,000	10,069

Property, plant and equipment	138,426	130,504
Less accumulated depreciation and amortization	77,980	72,176
	60,446	58,328

Other assets and deferred charges:
Patents	2,606	2,808
Goodwill	9,730	9,730
Other	882	812
	13,218	13,350

Total assets	$178,920	$172,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,891	$8,511
Accrued income and other taxes	890	853
	10,781	9,364

Line of credit	--	--

Other non-current liabilities	11,797	13,708

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	33,554	31,592
Retained earnings	192,129	174,362
Treasury shares,1,473 at September 30, 2014 and 1,435 at December 31, 2013, at cost	(69,683)	(57,302)
Total stockholders’ equity	156,342	148,994

Total liabilities and stockholders’ equity	$178,920	$172,066

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net income	$21,768	$20,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,696	6,388
Deferred income taxes	(1,463)	(608)
Stock-based compensation	1,836	1,215
Net change in accrued interest, premiums, and discounts on investments	242	424
Other	30	26
	29,109	28,258

Changes in operating assets and liabilities:
Accounts receivable	(4,235)	(3,129)
Inventories	(2,142)	(2,709)
Prepaid expenses	(371)	1,518
Other non-current assets	(70)	(17)
Accounts payable and accrued liabilities	1,380	2,525
Accrued income and other taxes	37	1,172
Other non-current liabilities	(448)	(198)
	23,260	27,420

Cash flows from investing activities:
Property, plant and equipment additions	(8,641)	(4,713)
Purchase of investments	(19,375)	--
Proceeds from maturities of investments	19,375	7,639
	(8,641)	2,926

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(377)	--
Tax benefit related to stock-based compensation	160	6
Purchase of treasury stock	(12,065)	(4,086)
Dividends paid	(3,975)	(3,541)
	(16,257)	(7,621)

Net change in cash and cash equivalents	(1,638)	22,725
Cash and cash equivalents at beginning of period	28,559	7,999
Cash and cash equivalents at end of period	$26,921	$30,724

Cash paid for:
Income taxes	$13,393	$7,927

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

(2)           Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$12,314	$10,744
Work in process	7,097	6,246
Finished goods	8,997	9,276
Total inventories	$28,408	$26,266

(3)           Income per share

The following is the computation for basic and diluted income per share:

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income	$7,685	$7,673	$21,768	$20,813
Weighted average basic shares outstanding	1,949	2,007	1,964	2,014
Add: Effect of dilutive securities	17	9	16	5
Weighted average diluted shares outstanding	1,966	2,016	1,980	2,019
Earnings per share:
Basic	$3.94	$3.82	$11.08	$10.33
Diluted	$3.91	$3.81	$10.99	$10.31

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing zero and 1,545 shares of common stock for the quarters ended September 30, 2014 and 2013, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments

As of September 30, 2014, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments and are all considered to be held-to-maturity securities. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of September 30, 2014 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$18,178	$36	$--	$18,214

Long-term Investments
Corporate bonds	$10,000	$--	$(6)	$9,994

At September 30, 2014, the length of time until maturity of these securities ranged from one month to 57 months.

(5)   Income Taxes

Our effective tax rate for the third quarter of 2014 was 33.1 percent, compared with 30.4 percent for the third quarter of 2013. Our effective tax rate for the first nine months of 2014 was 34.2 percent, compared with 32.0 percent for the first nine months of 2013. The lower effective tax rates for both the third quarter and first nine months of 2013 benefited from the extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. Credits from tax incentives for research and development expenditures in the full year 2012 and first nine months of 2013 were included in the calculation of income taxes for the first nine months of 2013. The law has not been extended to 2014, and the absence of the federal research and development tax credits for 2014 resulted in an increase in our effective tax rate in the third quarter and first nine months of 2014. Additionally, our effective tax rate in the third quarter and first nine months of 2014 increased as a result of state income tax law changes.

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

For the three months ended September 30, 2014, we reported revenues of $36.6 million, operating income of $11.2 million and net income of $7.7 million, up 8 percent, 5 percent and 0 percent, respectively, from the three months ended September 30, 2013. For the nine months ended September 30, 2014, we reported revenues of $108.1 million, operating income of $32.2 million and net income of $21.8 million, up 8 percent, 9 percent and 5 percent, respectively, from the nine months ended September 30, 2013.

Results for the three months ended September 30, 2014

Consolidated net income totaled $7.7 million, or $3.94 per basic and $3.91 per diluted share, in the third quarter of 2014. This is compared with consolidated net income of $7.7 million, or $3.82 per basic and $3.81 per diluted share, in the third quarter of 2013. The income per basic share computations are based on weighted average basic shares outstanding of 1,949,000 in the 2014 period and 2,007,000 in the 2013 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,966,000 in the 2014 period and 2,016,000 in the 2013 period.

Consolidated revenues of $36.6 million for the third quarter of 2014 were 8 percent higher than revenues of $34.0 million for the third quarter of 2013. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended September 30,
	2014	2013

Fluid Delivery	$14,839	$13,411
Cardiovascular	10,434	10,429
Ophthalmology	5,560	5,127
Other	5,792	5,077
Total	$36,625	$34,044

Cost of goods sold of $18.6 million for the third quarter of 2014 was $1.6 million higher than in the comparable 2013 period. The primary contributors to the increase in our cost of goods sold were increased sales, increased manufacturing support personnel costs, increased repairs, depreciation and supplies partially offset by the impact of continued cost improvement projects. Our cost of goods sold in the third quarter of 2014 was 50.8 percent of revenues compared with 49.9 percent of revenues in the third quarter of 2013.

Gross profit of $18.0 million in the third quarter of 2014 was $1.0 million, or 6 percent, higher than in the comparable 2013 period. Our gross profit percentage in the third quarter of 2014 was 49.3 percent of revenues compared with 50.1 percent of revenues in the third quarter of 2013.

Our third quarter 2014 operating expenses of $6.8 million were $484,000 higher than the operating expenses for the third quarter of 2013. This increase was comprised of a $74,000 increase in Research and Development, or R&D, expenses and a $500,000 increase in General and Administrative, or G&A, expenses, partially offset by a $90,000 decrease in Selling expenses. The increase in R&D costs was primarily related to increased outside services partially offset by reduced supplies and travel. The decrease in Selling expenses for the third quarter of 2014 was primarily related to decreased travel, advertising and promotion partially offset by increased commissions. The increase in G&A expenses for the third quarter of 2014 was principally attributable to increased compensation, depreciation and amortization expense.

Operating income in the third quarter of 2014 increased $513,000 to $11.2 million, a 5 percent increase from our operating income in the quarter ended September 30, 2013. Operating income was 31 percent of revenues in both the third quarter of 2014 and the third quarter of 2013.

Interest income in the third quarter of 2014 decreased $70,000 to $240,000 compared to $310,000 in the third quarter of 2013. This decrease was primarily related to reduced average investment levels and reduced yields on investments.

Income tax expense for the third quarter of 2014 was $3.8 million compared to income tax expense of $3.4 million for the same period in the prior year. The effective tax rate for the third quarter of 2014 was 33.1 percent, compared with 30.4 percent for the third quarter of 2013. The lower third quarter 2013 effective rate benefited from the extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012. Additionally, the effective tax rate in the third quarter 2014 increased as a result of state income tax law changes. We expect the effective tax rate for the remainder of 2014 to be approximately 34.5 percent assuming no extension of the federal research tax credit prior to the end of the current year.

Results for the nine months ended September 30, 2014

Consolidated net income totaled $21.8 million, or $11.08 per basic and $10.99 per diluted share, in the first nine months of 2014. This is compared with consolidated net income of $20.8 million, or $10.33 per basic and $10.31 per diluted share, in the first nine months of 2013. The income per basic share computations are based on weighted average basic shares outstanding of 1,964,000 in the 2014 period and 2,014,000 in the 2013 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,980,000 in the 2014 period and 2,019,000 in the 2013 period.

Consolidated revenues of $108.1 million for the first nine months of 2014 were 8 percent higher than revenues of $100.1 million for the first nine months of 2013. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Nine months ended September 30,
	2014	2013

Fluid Delivery	$44,808	$39,159
Cardiovascular	32,300	30,723
Ophthalmology	15,850	15,939
Other	15,111	14,321
Total	$108,069	$100,142

Cost of goods sold of $55.2 million for the first nine months of 2014 was $3.5 million higher than in the comparable 2013 period. The primary contributors to the increase in our cost of goods sold were increased sales, increased manufacturing support personnel costs along with increased repairs, utilities, outside services, supplies and insurance partially offset by the impact of continued cost improvement projects. Our cost of goods sold in the first nine months of 2014 was 51.1 percent of revenues compared with 51.7 percent of revenues in the first nine months of 2013.

Gross profit of $52.8 million in the first nine months of 2014 was $4.5 million, or 9 percent, higher than in the comparable 2013 period. Our gross profit percentage in the first nine months of 2014 was 48.9 percent of revenues compared with 48.3 percent of revenues in the first nine months of 2013. The increase in gross profit percentage in the 2014 period compared to the 2013 period was primarily related to a favorable product mix and the impact of continued cost improvement initiatives partially offset by increased manufacturing costs mentioned above.

Our first nine months 2014 operating expenses of $20.7 million were $1.9 million higher than the operating expenses for the first nine months of 2013. This increase was comprised of a $316,000 increase in R&D expenses, a $46,000 increase in Selling expenses and a $1.5 million increase in G&A expenses. The increase in R&D costs was primarily related to increased outside services partially offset by decreased compensation and supplies. The increase in Selling expenses for the first nine months of 2014 was primarily related to increased commissions, travel and outside services partially offset by reduced compensation, advertising and promotion expenses. The increase in G&A expenses for the first nine months of 2014 was principally attributable to increased compensation, outside services, depreciation and amortization expense.

Operating income in the first nine months of 2014 increased $2.6 million to $32.2 million, a 9 percent increase from our operating income in the nine months ended September 30, 2013. The major contributor to the increase in operating income for the first nine months of 2014 was the previously mentioned increase in revenues partially offset by increased operating expenses. Operating income was 30 percent of revenues for the first nine months of 2014 and 29 percent of revenues for the first nine months of 2013.

Interest income in the nine months ended September 2014 decreased $101,000 to $904,000 compared to interest income for the nine months ended September 2013. This decrease was primarily related to reduced average investment levels and reduced yields on investments.

Income tax expense for the first nine months of 2014 was $11.3 million compared to income tax expense of $9.8 million for the same period in the prior year. The effective tax rate for the first nine months of 2014 was 34.2 percent, compared with 32.0 percent for the first nine months of 2013. The lower first nine months 2013 effective rate benefited from the retroactive extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012. Credits from tax incentives for research and development expenditures in the full year 2012 and the first nine months of 2013 were included in the calculation of income taxes for the first nine months of 2013. Additionally, the effective tax rate in the first nine months of 2014 increased as a result of state income tax law changes.

Liquidity and Capital Resources

We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2016 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at September 30, 2014 or at December 31, 2013. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At September 30, 2014, we were in compliance with all financial covenants. We believe that the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At September 30, 2014, we had a total of $55.1 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $1.9 million from December 31, 2013. The principal contributor to this decrease was the purchase of treasury stock under our stock repurchase program and property, plant and equipment additions partially offset by cash flows from operating results.

Cash flows from operating activities generated $23.3 million for the nine months ended September 30, 2014 as compared to $27.4 million for the nine months ended September 30, 2013. The decrease in the 2014 period as compared to the 2013 period was primarily attributable to increased cash requirements for working capital items. During the first nine months of 2014, we expended $8.6 million for the addition of property and equipment; $12.1 million for treasury stock under our stock repurchase program and $4.0 million for dividends.

At September 30, 2014, we had working capital of $84.5 million, including $26.9 million in cash and cash equivalents and $18.2 million in short-term investments. The $3.5 million increase in working capital during the first nine months of 2014 was primarily related to increases in accounts receivable and inventories. This increase was partially offset by decreases in cash and cash equivalents and short-term investments and to increases in accounts payable and accrued liabilities. The net decrease in cash and short-term investments was primarily related to purchases of treasury stock. The increase in accounts receivable was primarily related to increased revenues for the third quarter of 2014. The increase in inventories was primarily related to increased stocking levels to support revenues.

We believe that our $55.1 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2014.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended September 30, 2014, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2013 Form 10-K.

Item 4.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/2014 through 7/31/2014	-	-	-	90,118
8/1/2014 through 8/31/2014	-	-	-	90,118
9/1/2014 through 9/30/2014	1,492	$306.30	1,492	88,626
Total	1,492	$306.30	1,492	88,626

(1)
On August 16, 2011, our Board of Directors approved our current stock repurchase program pursuant to which we can repurchase up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions. Our current stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

Item 6.    Exhibits

Exhibit No.	Description

10.1	Amended and Restated Change in Control Agreement between Atrion Corporation and David A. Battat dated September 3, 2014
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: October 31, 2014	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Date: October 31, 2014	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and Chief Financial Officer
(Principal Accounting andFinancial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Amended and Restated Change in Control Agreement between Atrion Corporation and David A. Battat dated September 3, 2014
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document