Form 10-K
period 2014-12-31
ATRION CORP
filed 2015-03-13
CIK 701288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☑

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of, June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $498,111,374 based on the $326.00 closing price reported for such date on the NASDAQ Global Select Market.

Number of shares of Common Stock outstanding at February 17, 2015: 1,872,848

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2015 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2014
________

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1.    BUSINESS.

General

Atrion Corporation and its subsidiaries (”we,” “our,” “us,” “Atrion,” or the “Company”) develop and manufacture products, primarily for medical applications. Our medical products range from fluid delivery devices to ophthalmic and cardiovascular products.

Our fluid delivery products accounted for 41 percent, 39 percent and 41 percent of net revenues for 2014, 2013 and 2012, respectively. These products include proprietary valves that promote infection control and needle safety. We have developed a wide variety of luer syringe check valves and one-way valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, catheter and other applications. We also make tubing clamps in a variety of materials and colors that are compatible with various grades of tubing and sterilization processes and produce specialized intravenous sets for use in numerous applications including anesthesia and oncology.

Our cardiovascular products accounted for 30 percent of our net revenues for 2014 and 30 percent of net revenues for each of 2013 and 2012. At the core of our cardiovascular products is the MPS2® Myocardial Protection System, or MPS2, a proprietary technology that delivers essential fluids and medications to the heart during open-heart surgery. The MPS2 integrates key functions relating to the delivery of solutions to the heart, such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible management of this process, indicating improved patient outcomes. The MPS2 is the only device used in open-heart surgery that allows for the mixing of drugs into the bloodstream without diluting the blood. The MPS2 employs advanced pump, temperature control and microprocessor technologies and includes a line of disposable products. We also develop and manufacture other cardiovascular products such as cardiac surgery vacuum relief valves; silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; as well as products used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

Our ophthalmic products accounted for 14 percent, 16 percent and 13 percent of our net revenues for 2014, 2013 and 2012, respectively. We are a leading manufacturer of contact lens disinfection cases. We also manufacture a proprietary line of balloon catheters used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora, or chronic tearing. People affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of nasolacrimal blockage.

Our other medical and non-medical products accounted for 15 percent, 15 percent and 16 percent of our net revenues for 2014, 2013 and 2012, respectively. One of these product lines consists of instrumentation and associated disposables used to measure the activated clotting time of blood. In addition, we manufacture and sell a line of products designed for safe needle and scalpel blade containment. We are also the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture inflation systems and valves for products such as life vests, life rafts, inflatable boats, survival equipment, and other inflatable structures. We also produce one-way and two-way pressure relief valves for use on electronics cases, munitions cases, pressure vessels, transportation container cases, escape slides, and many other medical and non-medical applications.

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

Our net revenues from sales to customers outside the United States totaled approximately 42 percent of our net revenues for each of 2014, 2013 and 2012. Our international sales are made to various manufacturers and through distributors in over 60 countries.  Revenues from sales to customers in Canada totaled approximately 8 percent of our net revenues for 2014 and 11 percent of our net revenues for each of 2013 and 2012. Additional information about our revenues from customers in and outside of the United States over the past three years is set forth in Part II, Item 8 of this Form 10-K.

We offer customer service, training and education, and technical support such as field service, spare parts, maintenance and repair for certain of our products. We periodically advertise our products in trade journals, routinely attend and participate in industry trade shows throughout the United States and internationally, and sponsor scientific symposia as a means of disseminating product information. We also have supportive literature on the benefits of our products.

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

Our medical device operations are EN ISO13485:2012 certified and are subject to FDA jurisdiction. Our non-medical device operations are ISO9001-2008 certified.

Research and Development

A well-targeted research and development program is an essential part of our activities, and we are currently engaged in a number of research and development projects. The objective of this program is to develop new products in our current product lines, improve current products and develop new product lines. The Company expects to continue additional research and development in 2015 in all these areas.

Our consolidated research and development expenditures for 2014, 2013 and 2012 were $5,286,000, $4,288,000 and $3,766,000, respectively.

Sources and Availability of Raw Materials

The principal raw materials that we use in our products are resins. Our ability to operate profitably is dependent, in part, on the availability and pricing of these resins. The resins we use are derived from petroleum and natural gas, and the prices fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of the companies that produce these resins to meet market needs. Instability in the world markets for petroleum and natural gas could adversely affect the availability and pricing of these resins.

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

Patents and License Agreements

Our commercial success is dependent, in part, on our ability to continue to develop patentable products, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. We currently have 515 active patents and patent applications pending on products that are either being sold or are in development. We pay royalties to outside parties for four patents. All of these patents and patents pending relate to products currently being sold by us or to products in evaluation stages.  Our patents expire at various times over the next 20 years.

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

We design products for a customer or potential customer prior to entering into long-term development and manufacturing agreements with that customer. Because these products are somewhat limited in number and normally are only a component of the ultimate product sold by our customers, we are dependent on our ability to meet the quality requirements of our customers and must continually be attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. Additionally, we are dependent on our customer’s success in the marketing of the ultimate product sold. We also compete in the market for inflation devices used in marine and aviation equipment.

Government Regulation

Products

The manufacture and sale of medical products are subject to comprehensive regulation by numerous United States and foreign regulatory agencies, principally the FDA. The research and development, manufacturing, promotion, marketing and distribution of medical products in the United States are governed by the Federal Food, Drug and Cosmetic Act, or FDCA, and the regulations promulgated thereunder. All manufacturers of medical devices must register with the FDA and list all medical devices manufactured by them. The list must be updated annually. Our medical products subsidiaries and certain of our customers are subject to inspection by the FDA for compliance with such regulations and procedures and our medical products manufacturing facilities are subject to regulation by the FDA.

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

In March 2010, comprehensive healthcare reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) was enacted. Among other provisions, this legislation imposes a 2.3 percent excise tax on the sale in the United States of certain medical devices by the manufacturer, producer or importer after December 31, 2012. This excise tax applies to approximately 29 percent of our product revenue generated in the United States. During 2014, we remitted $548,000 related to this excise tax. The Affordable Care Act, also established  a payment transparency program, sometimes referred to as the Physician Payments Sunshine Act, that requires medical device and drug manufacturers, including the Company, to report to the Centers for Medicare & Medicaid Services payments or other transfers of value made to physicians and teaching hospitals. The program is intended to provide patients with enhanced transparency as to the financial relationships that physicians and teaching hospitals have with medical device and drug manufacturers. Additionally, various healthcare reform proposals have also emerged at the state level.

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

We are, directly or indirectly, subject to various federal and state laws governing our relationship with healthcare providers and pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG, has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

The Federal False Claims Act, or FCA, imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the United States government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The U.S. Department of Justice, on behalf of the government, has previously alleged that the marketing and promotional practices of medical device and drug manufacturers that included the off-label promotion of products or the payment of prohibited kickbacks to doctors violated the FCA resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

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

People

At January 31, 2015, we had 483 employees. We are proud that many of our employees have tenures with us ranging from 10 to 37 years.

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

●	Our sales could decline materially if we lose business from one or more of our larger customers or a significant number of our smaller customers.

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

●	Our business is dependent on the price and availability of resins and our ability to pass on resin price increases to our customers.

The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in part, on the availability and pricing of these resins. The resins we use are derived from petroleum and natural gas; therefore, prices fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of the companies that produce these products to meet market needs. Instability in the world markets for petroleum and natural gas could adversely affect the prices of these raw materials and their availability.

Our ability to maintain profitability depends, in part,  upon our ability to pass through to our customers the full amount of any increase in raw material costs. If resin prices increase and we are not able to fully pass on the increases to our customers, our results of operations and our financial condition will be adversely affected.

●	Product liability claims could adversely affect our financial condition and results of operations.

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

●	The loss of a key supplier of raw materials could lead to increased costs and lower profit margins.

The loss of a key supplier would force us to purchase raw materials in the open market, which may be at higher prices, until we could secure another source and such higher prices may not allow us to remain competitive. If we are unable to obtain raw materials in sufficient quantities, we may not be able to manufacture our products. Even if we were able to replace one of our raw material suppliers through another supply arrangement, there is no assurance that the terms that we enter into with such alternate supplier will be as favorable to us as the supply arrangements that we currently have.

●	Any losses we incur as a result of our exposure to the credit risk of our customers could harm our results of operations.

We monitor individual customer payment capability in granting credit arrangements, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. As we have grown our revenue and customer base, our exposure to credit risk has increased. Any material losses as a result of customer defaults could harm, and have an adverse effect on, our business, operating results and financial condition.

●	Our success is measured in part by our ability to develop patentable products, to preserve our trade secrets and operate without infringing or violating the proprietary rights of third parties.

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

●	International patent protection is uncertain.

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

●	New lines of business or new products and services may subject us to additional risks.

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

●	Some of our competitors have significantly greater resources than we do, and it may be difficult for us to compete against them.

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

●	We are subject to healthcare fraud and abuse regulations that could result in significant liability, require us to change our business practices and restrict our operations in the future.

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States. These laws and regulations are wide ranging and subject to changing interpretation and application, which could restrict our sales or marketing practices. A violation of these laws could have a material adverse effect on our business, results of operations, financial condition and cash flow.

●	We will be unable to sell our products if we fail to comply with governmental regulations.

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

●	Healthcare policy changes, including the Affordable Care Act, may have a material adverse effect on our business, financial condition and results of operations.

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

●	We may not be able to attract and retain skilled people.

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

●	We may lose revenues, market share and profits due to exchange rate fluctuations related to our international business.

Fluctuations in exchange rates may affect the prices that our international customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations. Because payments from our international customers are received primarily in United States dollars,  increases in the value of the United States dollar relative to foreign currencies could make our products less competitive or less affordable, and therefore adversely affect our sales in international markets.

●	We may experience fluctuations in our quarterly operating results.

We have historically experienced, and may continue to experience, fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:

●	demand for our products;
●	pricing decisions, and those of our competitors, including decisions to increase or decrease prices;
●	regulatory approvals for our products;
●	timing and levels of spending for research and development, sales and marketing;
●	timing and market acceptance of new product introductions by us or our competitors;
●	development or expansion of business infrastructure in new clinical and geographic markets;
●	tax rates in the jurisdictions in which we operate;
●	shipping delays or interruptions;
●	customer credit holds;
●	timing and recognition of certain research and development milestones and license fees; and
●	ability to control our costs;

●	Our stock price can be volatile.

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

●	If we make acquisitions or divestitures, we could encounter difficulties that harm our business.

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

●	Political and economic conditions could materially and adversely affect our revenue and results of operations.

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

●	Conflict minerals regulations may cause us to incur additional expenses and could limit the supply and increase the cost of metals used in manufacturing our products.

The SEC has adopted rules establishing disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These new rules require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or an adjoining country. These rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers if we are unable to verify sufficiently the origins of all minerals used in our products through our due diligence procedures. We may also face challenges with government regulators and our customers and suppliers if we are unable to verify sufficiently that the metals used in our products are conflict free. There may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as cost related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

●	If we fail to manage our exposure to market risk and credit risk successfully, our financial condition could be adversely impacted.

We have exposure to market risk and credit risk in our investment activities. The fair values of our investments vary from time to time depending on economic and market conditions. Fixed maturity securities expose us to interest rate risk as well as credit risk. Equity securities expose us to equity price risk. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equity securities owned by us. The outlook of our investment portfolio depends on the future direction of interest rates, fluctuations in the equity securities market and the amount of cash flows available for investment. Our investments may decline in value in future periods, which could have a material adverse effect on our financial condition.

●
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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Company

Name	Age	Title

Emile A Battat	76	Chairman of the Company and Chairman of Halkey-Roberts Corporation, or Halkey-Roberts, one of our subsidiaries

David A. Battat	45	President and Chief Executive Officer of the Company, President of Halkey-Roberts and Chairman of all other subsidiaries

Jeffery Strickland	56	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Messrs. David Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. Emile Battat currently serves as an officer of the Company and Halkey-Roberts. The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. The next meetings of the stockholders of the Company and our subsidiaries are expected to be held in May 2015 and the Boards of Directors of the Company and our subsidiaries are expected to meet promptly thereafter. Accordingly, the terms of office of the current officers of the Company and our subsidiaries are anticipated to expire in May 2015.

There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected. The only family relationship between any of our executive officers or directors is that Mr. David Battat is the son of Mr. Emile Battat.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market (Symbol ATRI). As of February 24, 2015, we had 151 record holders, and approximately 3,500 beneficial owners, of our common stock. The high and low sales prices as reported by NASDAQ for each quarter of 2013 and 2014 are shown below.

Year Ended
December 31, 2013:	High	Low
First Quarter	$210.99	$186.00
Second Quarter	$222.74	$186.37
Third Quarter	$261.00	$217.00
Fourth Quarter	$299.00	$252.50

Year Ended
December 31, 2014:	High	Low
First Quarter	$316.99	$254.12
Second Quarter	$337.25	$261.53
Third Quarter	$329.99	$278.01
Fourth Quarter	$355.91	$288.50

We pay regular quarterly cash dividends on our common stock. We have increased our quarterly cash dividend payments in September of each of the past eight years. The quarterly dividend was increased to $.56 in September of 2012, $.64 in September 2013 and to $.75 in September 2014. On December 10, 2012 we made special cash dividend payments to stockholders of $10.00 per share. We paid cash dividends totaling $5.4 million to our stockholders in 2014.

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

During the year ended December 31, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933.

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended December 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2014 through 10/31/2014	-	-	-	88,626
11/1/2014 through 11/30/2014	4,600	$322.02	4,600	84,026
12/1/2014 through 12/31/2014	30,000	333.64	30,000	54,026
Total	34,600	$332.10	34,600	54,026

(1)	All shares shown in this column were purchased in open-market and private transactions.

(2)
On August 16, 2011, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions. This stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

The stock performance graph set forth in our 2015 Annual Report to Stockholders is incorporated by reference herein and is included in Exhibit 13.1 to this Form 10-K.  However, the stock performance graph is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

Selected Financial Data
(In thousands, except per share amounts)

	2014	2013	2012	2011	2010
Operating Results for the Year ended December 31,
Revenues	$140,762	$131,993	$119,062	$117,704	$108,569
Operating income	40,817	37,944	33,626	38,168	30,977
Net income	27,808	26,582	23,629	26,038	20,952
Depreciation and amortization	8,723	8,592	7,610	6,544	7,041
Per Share Data:
Net income per diluted share	14.08	13.18	11.66	12.82	10.32
Cash dividends per common share	2.78	2.40	12.10	1.82	10.56
Average diluted shares outstanding	1,975	2,017	2,027	2,031	2,030
Financial Position at December 31,
Total assets	171,514	172,066	155,810	161,895	134,652
Long-term debt	-	-	-	-	-

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. Our other medical and non-medical products include valves and inflation devices used in marine and aviation safety products.  In 2014, approximately 42 percent of our sales were outside the United States.

Our products are used in a wide variety of applications by numerous customers. We encounter competition in all of our markets and compete primarily on the basis of product quality, price, engineering, customer service and delivery time.

Our strategy is to provide a broad selection of products in the areas of our expertise. Research and development efforts are focused on improving current products and developing highly-engineered products that meet customer needs and serve niche markets with meaningful sales potential. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce or eliminate indebtedness, to fund capital expenditures, to make investments, to repurchase stock and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

●	Focusing on customer needs;
●	Expanding existing product lines and developing new products;
●	Maintaining a culture of controlling cost; and
●	Preserving and fostering a collaborative, entrepreneurial management structure.

For the year ended December 31, 2014, we reported revenues of $140.8 million, operating income of $40.8 million and net income of $27.8 million.

Results of Operations

Our net income was $27.8 million, or $14.20 per basic and $14.08 per diluted share in 2014 compared to $26.6 million, or $13.22 per basic and $13.18 per diluted share, in 2013 and net income of $23.6 million, or $11.72 per basic and $11.66 per diluted share, in 2012. Revenues were $140.8 million in 2014, compared with $132.0 million in 2013 and $119.1 million in 2012. The seven percent revenue increase in 2014 over 2013 and 11 percent revenue increase in 2013 over 2012 were generally attributable to higher sales volumes.

Annual revenues by product lines were as follows (in thousands):

	2014	2013	2012

Fluid Delivery	$57,905	$51,289	$49,060
Cardiovascular	43,001	40,182	36,021
Ophthalmology	19,329	20,736	15,717
Other	20,527	19,786	18,264
Total	$140,762	$131,993	$119,062

Our cost of goods sold was $72.2 million in 2014, $68.9 million in 2013 and $62.9 million in 2012. Higher sales volume along with increased repair and compensation costs partially offset by improved manufacturing efficiencies were the primary contributors to the increase in cost of goods sold in 2014 over 2013. Higher sales volume along with higher depreciation expense and lower manufacturing efficiencies partially offset by a more favorable product mix and the impact of continued cost improvement initiatives were the primary contributors to the 10 percent increase in cost of goods sold for 2013 over 2012.

Gross profit in 2014 was $68.5 million compared with $63.1 million in 2013 and $56.1 million in 2012. Our gross profit was 49 percent of revenues in 2014, 48 percent of revenues in 2013 and 47 percent of revenues in 2012. The improvement in gross profit percentage in 2014 over 2013 was primarily related to improvements in manufacturing efficiencies. The increase in gross profit percentage in 2013 over 2012 was primarily related to a product mix that was more favorable than 2012’s product mix, improvements in manufacturing efficiencies and the impact of cost-savings projects.

Operating expenses were $27.7 million in 2014 compared with $25.1 million in 2013 and $22.5 million in 2012. Research and development, or R&D, expenses increased $1.0 million in 2014 as compared to 2013 primarily as a result of increased costs for outside services and supplies. R&D expenses consist primarily of salaries and other related expenses of our R&D personnel as well as costs associated with regulatory matters. In 2014, selling expenses were virtually unchanged as decreased promotional costs were offset by increased commissions.  Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. General and administrative, or G&A, expenses increased $1.6 million in 2014 as compared to 2013 primarily as a result of increased compensation, depreciation, amortization and outside services. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. R&D expenses increased $522,000 in 2013 as compared to 2012 primarily as a result of increased costs for supplies, outside services and compensation, partially offset by decreased travel costs. In 2013, selling expenses increased $524,000 primarily as a result of increased outside services, compensation, commissions and promotional expenses. G&A expenses increased $1.6 million in 2013 as compared to 2012 primarily due to increased compensation and outside services.

Our operating income for 2014 was $40.8 million, compared with $37.9 million in 2013 and $33.6 million in 2012. Operating income was 29 percent of revenues for 2014, 29 percent of revenues for 2013 and 28 percent of revenues for 2012. Increases in gross profit partially offset by increases in operating expenses described above were the major contributors to the operating income increases in 2014 and 2013 as compared to the previous years. Although we anticipate increases in R&D expenses and depreciation charges in 2015, we expect growth in our operating income during 2015 as compared to 2014.

Income tax expense in 2014 totaled $14.2 million, compared with $12.7 million in 2013 and $11.4 million in 2012. The effective tax rates for 2014, 2013 and 2012 were 33.8 percent, 32.3 percent and 32.6 percent, respectively. The effective tax rate for 2013 benefitted from the retroactive extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012. Benefits from tax incentives for 2012 R&D expenditures were included in the calculation of income taxes for 2013. The effective tax rate for 2012 was impacted by a favorable adjustment to an uncertain tax position related to income tax credits claimed for R&D expenditures following the conclusion of an Internal Revenue Service examination of our United States federal income tax returns for 2006, 2007 and 2008. Benefits from tax incentives for domestic production totaled $1.3 million in 2014, $1.3 million in 2013 and $949,000 in 2012. Benefits from changes in uncertain tax positions totaled $217,000 in 2014, $195,000 in 2013 and $720,000 in 2012. We expect our effective tax rate for 2015 to be approximately 34.0 percent.

Liquidity and Capital Resources

We have a revolving credit facility with a money center bank in the amount of $40.0 million pursuant to which the lender is obligated to make advances until October 1, 2016. The credit facility is to be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2016 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at December 31, 2014 or 2013. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At December 31, 2014, we were in compliance with all financial covenants. We believe the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe such inability would not impact our ability to fund operations.

At December 31, 2014, we had a total of $45.6 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $11.4 million from December 31, 2013. The principal contributors to this decrease were the purchases of treasury stock under our stock repurchase program and property, plant and equipment expenditures.

Cash flows provided by operations of $31.2 million in 2014 were primarily comprised of net income plus the net effect of non-cash expenses. At December 31, 2014, we had working capital of $64.2 million, including $20.8 million in cash and cash equivalents and $3.1 million in short-term investments. The $16.8 million decrease in working capital during 2014 was primarily related to decreases in cash and cash equivalents and short-term investments and increases in accounts payable and accrued liabilities. This decrease was partially offset by increases in inventories and prepaid expenses and decreases in accrued income and other taxes. The decrease in cash and short-term investments was primarily a result of purchases of treasury stock under our stock repurchase program. Increased accounts receivable are primarily a result of increased sales. Increased inventories are primarily due to higher safety stock levels necessary to support increased revenues. Increased prepaid expenses and reduced accrued income and other taxes are primarily related to federal income tax payments. Increased accrued liabilities are primarily a result of accrued compensation. Increased accounts payable are primarily related to year-end purchases of capital equipment. Working capital items consisted primarily of cash, accounts receivable, short-term investments, inventories and other current assets minus accounts payable and other current liabilities.

Capital expenditures for property, plant and equipment totaled $12.7 million in 2014, compared with $7.5 million in 2013 and $10.3 million in 2012. These expenditures were primarily for machinery and equipment. We expect 2015 capital expenditures, primarily machinery and equipment, to be greater than the average of the levels expended during each of the past three years.

We paid cash dividends totaling $5.4 million, $4.8 million and $24.5 million during 2014, 2013 and 2012, respectively. In November 2012, our Board of Directors declared a special cash dividend of $10.00 per share on our outstanding common stock. This dividend which totaled $20.2 million was paid on December 10, 2012. We expect to fund future dividend payments with cash flows from operations. We purchased treasury stock totaling $23.6 million, $9.2 million and $5.3 million during 2014, 2013 and 2012, respectively.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2014:

	Payments due by period
Contractual Obligations	Total	2015	2016 - 2017	2018 and thereafter
	(In thousands)
Purchase Obligations	$10,467	$10,300	$167	$-
Total	$10,467	$10,300	$167	$-

We believe our cash, cash equivalents, short-term investments and long-term investments, cash flows from operations and available borrowings of up to $40.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we expect our cash and cash equivalents and investments, as a whole, will continue to increase in 2015.

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

We assess the impairment of our long-lived identifiable assets, excluding goodwill which is tested for impairment as explained below, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This review is based upon projections of anticipated future cash flows. Although we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows or changes in our business plan could materially affect our evaluations. No such changes are anticipated at this time.

We assess goodwill for impairment pursuant to Accounting Standards Codification, or ASC, 350, Intangibles—Goodwill and Other, which requires that goodwill be assessed whenever events or changes in circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis by applying a qualitative assessment on goodwill impairment to determine whether it is necessary to perform the two-step goodwill impairment test.

During 2014, 2013 and 2012, none of our critical accounting policy estimates required significant adjustments. We did not note any material events or changes in circumstances indicating that the carrying value of long-lived assets were not recoverable.

Quantitative and Qualitative Disclosures About Market Risks

Foreign Exchange Risk

We are not exposed to material fluctuations in currency exchange rates because the payments from our international customers are received primarily in United States dollars.

Market Risk and Credit Risk

The Company’s cash and cash equivalents are held in accounts with financial institutions that we believe are creditworthy. Certain of these accounts at times may exceed federally-insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds.

We have investments in United States government agency securities and corporate bonds. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer and otherwise. Approximately 24% of our aggregate fixed-income investments are below investment grade. These securities have a higher degree of credit or default risk and a greater exposure to credit risk and may be less liquid in times of economic weakness or market disruptions. We have also invested a portion of our available funds in common stock. The value of these securities fluctuates due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline and may negatively impact our financial condition.

Forward-looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Form 10-K that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our expectations regarding our R&D expenditures and depreciation charges in 2015, our growth in operating income in 2015, our 2015 effective tax rate,  the impact of the restrictive covenants in our credit facility on our liquidity and capital resources, our earnings in 2015, our 2015 capital expenditures, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, our ability to fund operations if the bank providing our credit facility were unable to lend funds to us, the impact on our consolidated financial statement of recently issued accounting standards when we adopt those standards, and increases in 2015 in cash, cash equivalents and investments. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited the accompanying consolidated balance sheets of Atrion Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. Exhibits and Financial Statement Schedules. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atrion Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 13, 2015

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the year ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands, except per share amounts)

Revenues	$140,762	$131,993	$119,062
Cost of Goods Sold	72,244	68,931	62,922
Gross Profit	68,518	63,062	56,140

Operating Expenses:
Selling	6,210	6,218	5,694
General and administrative	16,205	14,612	13,054
Research and development	5,286	4,288	3,766
	27,701	25,118	22,514

Operating Income	40,817	37,944	33,626

Interest Income	1,191	1,313	1,447

Other Income, net	13	8	2
Income before Provision for Income Taxes	42,021	39,265	35,075

Provision for Income Taxes	(14,213)	(12,683)	(11,446)

Net Income	$27,808	$26,582	$23,629

Net Income Per Basic Share	$14.20	$13.22	$11.72

Weighted Average Basic Shares Outstanding	1,958	2,010	2,016

Net Income Per Diluted Share	$14.08	$13.18	$11.66

Weighted Average Diluted Shares Outstanding	1,975	2,017	2,027

Dividends Per Common Share	$2.78	$2.40	$12.10

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the year ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)

Net Income	$27,808	$26,582	$23,629

Other Comprehensive loss, net of tax:
Unrealized loss on investments, net of tax benefit of $131 in 2014	(245)	--	--

Comprehensive Income	$27,563	$26,582	$23,629

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013

Assets:	2014	2013
	(In thousands)

Current Assets:
Cash and cash equivalents	$20,775	$28,559
Short-term investments	3,084	18,351
Accounts receivable, net of allowance for doubtful accounts of $22 and $86 in 2014 and 2013, respectively	16,962	14,164
Inventories	28,022	26,266
Prepaid expenses and other current assets	4,720	1,603
Deferred income taxes	573	1,376
Total Current Assets	74,136	90,319

Long-term investments	21,760	10,069

Property, Plant and Equipment	142,171	130,504
Less accumulated depreciation and amortization	79,655	72,176
	62,516	58,328

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $11,301 and $11,032 in 2014 and 2013, respectively	2,538	2,808
Goodwill	9,730	9,730
Other	834	812
	13,102	13,350

Total Assets	$171,514	$172,066

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEET
As of December 31, 2014 and 2013

Liabilities and Stockholders’ Equity:	2014	2013
	(In thousands)

Current Liabilities:
Accounts payable	$4,529	$4,088
Accrued liabilities	4,950	4,423
Accrued income and other taxes	457	853
Total Current Liabilities	9,936	9,364

Line of credit	--	--

Other Liabilities and Deferred Credits:
Deferred income taxes	11,129	12,062
Other	879	1,646
	12,008	13,708

Total Liabilities	21,944	23,072

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	33,940	31,592
Accumulated other comprehensive loss	(245)	--
Retained earnings	196,706	174,362
Treasury shares, 1,507 shares in 2014 and 1,435 shares in 2013, at cost	(81,173)	(57,302)
Total Stockholders’ Equity	149,570	148,994

Total Liabilities and Stockholders’ Equity	$171,514	$172,066

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Cash Flows From Operating Activities:
Net income	$27,808	$26,582	$23,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,723	8,592	7,610
Deferred income taxes	2	(923)	1,462
Stock-based compensation	2,209	1,586	1,482
Net change in accrued interest, premiums, and discounts on investments	340	556	817
Other	29	30	--
	39,111	36,423	35,000
Changes in operating assets and liabilities:
Accounts receivable	(2,798)	(1,110)	(1,831)
Inventories	(1,756)	(2,487)	803
Prepaid expenses and other current assets	(3,117)	1,507	(797)
Other non-current assets	(22)	(17)	(77)
Accounts payable and accrued liabilities	968	1,768	(2,465)
Accrued income and other taxes	(396)	388	(370)
Other non-current liabilities	(767)	104	(894)
	31,223	36,576	29,369

Cash Flows From Investing Activities:
Property, plant and equipment additions	(12,671)	(7,503)	(10,347)
Purchase of patents	--	(2,150)	--
Purchase of investments	(33,115)	--	(26,566)
Proceeds from maturities of investments	35,975	7,639	19,750
	(9,811)	(2,014)	(17,163)

Cash Flows From Financing Activities:
Exercise of stock options	--	--	731
Shares tendered for employees’ withholding taxes on stock-based compensation	(376)	--	(1,136)
Tax benefit related to stock-based compensation	168	15	1,412
Purchase of treasury stock	(23,556)	(9,196)	(5,344)
Dividends paid	(5,432)	(4,821)	(24,460)
	(29,196)	(14,002)	(28,797)

Net change in cash and cash equivalents	(7,784)	20,560	(16,591)

Cash and cash equivalents, beginning of year	28,559	7,999	24,590
Cash and cash equivalents, end of year	$20,775	$28,559	$7,999

Cash paid for:
Income taxes	$17,475	$8,036	$10,357

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the year ended December 31, 2014, 2013 and 2012
(In thousands)

	Common Stock		Treasury Stock		Additional	Other
	Shares				Paid-in	Comprehensive	Retained
	Outstanding	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balances, January 1, 2012	2,016	$342	1,404	$(40,898)	$25,452		$153,618	$138,514

Net income							23,629	23,629
Tax benefit from stock-based compensation					1,412			1,412
Stock-based compensation transactions	41		(41)	368	3,134			3,502
Shares surrendered in stock transactions	(9)		9	(2,268)				(2,268)
Purchase of treasury stock	(27)		27	(5,344)				(5,344)
Dividends							(24,617)	(24,617)
Balances, December 31, 2012	2,021	342	1,399	(48,142)	29,998		152,630	134,828

Net income							26,582	26,582
Tax benefit from stock-based compensation					15			15
Stock-based compensation transactions	1		(1)	36	1,579			1,615
Purchase of treasury stock	(37)		37	(9,196)				(9,196)
Dividends							(4,850)	(4,850)
Balances, December 31, 2013	1,985	342	1,435	(57,302)	31,592		174,362	148,994

Net income							27,808	27,808
Other comprehensive income						(245)		(245)
Tax benefit from stock-based compensation					168			168
Stock-based compensation transactions	3		(3)	61	2,180			2,241
Shares surrendered in stock transactions	(1)		1	(376)				(376)
Purchase of treasury stock	(74)		74	(23,556)				(23,556)
Dividends							(5,464)	(5,464)
Balances, December 31, 2014	1,913	$342	1,507	$(81,173)	$33,940	(245)	$196,706	$149,570

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

Cash and Cash Equivalents and Investments
Cash equivalents include cash on hand and in the bank as well as money market accounts and debt securities with maturities at the time of purchase of 90 days or less.

Our investments consist of taxable corporate and United States government agency bonds and equity securities. We classify our investment securities in one of three categories: held-to-maturity, trading, or available-for-sale. Securities that we have the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities.  If we do not have the intent and ability to hold a security to maturity, we report the investment as available-for-sale securities.  We report available-for-sale securities at fair value with unrealized gains and, to the extent deemed temporary, unrealized losses recorded in stockholders’ equity as accumulated other comprehensive loss.  We consider investments which will mature in the next 12 months as current assets. The remaining investments are considered non-current assets including our investment in equity securities which we intend to hold longer than 12 months. We periodically evaluate our investments for impairment. We do not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2014.

The components of the Company’s cash and cash equivalents and our short and long-term investments as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Cash and cash equivalents::
Cash deposits	$14,572	$25,958
Money market funds	6,203	2,601
Total cash and cash equivalents	$20,775	$28,559
Short-term investments:
Corporate bonds (held-to-maturity)	$3,084	$18,351
Total short-term investments	$3,084	$18,351
Long-term investments:
Corporate bonds (held-to-maturity)	$10,028	$10,069
US government agency bonds (held-to-maturity)	8,400	--
Equity securities (available-for-sale)	3,332	--
Total long term investments	$21,760	$10,069
Total cash, cash equivalents and short and long-term investments	$45,619	$56,979

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

Inventories

Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2014	2013
Raw materials	$12,575	$10,744
Work in process	5,600	6,246
Finished goods	9,847	9,276
Total inventories	$28,022	$26,266

Accounts Payable

We reflect disbursements as trade accounts payable until such time as payments are presented to our bank for payment. At December 31, 2014 and 2013, disbursements totaling approximately $613,000 and $443,000, respectively, had not been presented for payment to our bank.

Income Taxes

We account for income taxes utilizing Accounting Standards Codification (ASC) 740, Income Taxes , or ASC 740.  ASC 740 requires the asset and liability method for the recording of deferred income taxes, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets.

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

	December 31,		Useful
	2014	2013	Lives
Land	$5,260	$5,260	—
Buildings	31,751	31,314	30-40 yrs
Machinery and equipment	105,160	93,930	3-15 yrs
Total property, plant and equipment	$142,171	$130,504

Depreciation expense of $8,454,000, $8,413,000 and $7,448,000 was recorded for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

Patents and Licenses

Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from 7 to 20 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired.  Annual impairment testing for goodwill is done using a qualitative assessment on goodwill impairment to determine whether it is necessary to perform the two-step goodwill impairment test.  Goodwill is also reviewed whenever events or changes in circumstances indicate a change in value may have occurred.  We have identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products, Inc., (2) Halkey-Roberts Corporation and (3) Quest Medical, Inc.  The total carrying amount of goodwill in each of the years ended December 31, 2014, 2013 and 2012 was $9,730,000. Our evaluation of goodwill during each year resulted in no impairment losses.

Current Accrued Liabilities

The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2014	2013
Accrued payroll and related expenses	$4,240	$3,711
Accrued vacation	219	229
Other accrued liabilities	491	483
Total accrued liabilities	$4,950	$4,423

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

Stock-Based Compensation

We have stock-based compensation plans covering certain of our officers, directors and key employees. As explained in detail in Note 8, we account for stock-based compensation utilizing the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, or ASC 718.

New Accounting Pronouncements

From time to time, new accounting pronouncements applicable to us are issued by the Financial Accounting Standards Board, or FASB, or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

As of December 31, 2014 and 2013, we held certain investments in corporate and government debt securities as well as certain equity securities. These investments are all considered Level 2 assets and the fair value of our investments were estimated using recently executed transactions and market price quotations (see Note 2).

The carrying values of our other financial instruments including cash and cash equivalents, money market accounts, accounts receivable, accounts payable, accrued liabilities, and accrued income and other taxes approximated fair value due to their liquid and short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable.

Our cash and cash equivalents are held in accounts with financial institutions that we believe are creditworthy. Certain of these amounts at times may exceed federally-insured limits. At December 31, 2014, approximately 91% of our cash and cash equivalents were uninsured. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds.

We have investments in United States government agency securities and corporate bonds. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer and otherwise. Approximately 24% of our aggregate fixed-income investments are below investment grade. These securities have a higher degree of credit or default risk and a greater exposure to credit risk and may be less liquid in times of economic weakness or market disruptions.

For accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.  We maintain reserves for possible credit losses.  As of December 31, 2014 and 2013, we had allowances for doubtful accounts of approximately $22,000 and $86,000, respectively.  The carrying amount of the receivables approximates their fair value. Our customer that generates our largest revenues accounted for 6.5%, 8.2% and 16.3% of accounts receivable as of December 31, 2014, 2013 and 2012, respectively.  No other customer exceeded 10% of our accounts receivable as of December 31, 2014, 2013 or 2012.

(2) Investments

As of December 31, 2014 and 2013, we held certain investments that were required to be measured for disclosure purposes at fair value on a recurring basis. These investments were considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets including our investment in equity securities which we intend to hold longer than 12 months.

The amortized cost and fair value of our investments that are being accounted for as held-to-maturity securities, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of December 31, 2014:
Short-term Investments:
Corporate bonds	$3,084	$--	$(6)	$3,078

Long-term Investments:
Corporate and government bonds	$18,428	$21	$(292)	$18,157

As of December 31, 2013:
Short-term Investments:
Corporate bonds	$18,351	$234	$—	$18,585
Long-term Investments:
Corporate bonds	$10,069	$285	$—	$10,354

At December 31, 2014, the length of time until maturity of these securities ranged from three and a half months to 58 months. None of the above investments has been in a loss position for more than 12 months.

The cost and fair value of our investments that are being accounted for as available-for-sale securities, and the related gross unrealized loss reflected in accumulated other comprehensive loss, were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of December 31, 2014:
Long-term Investments:
Equity investments	$3,708	$--	$(376)	$3,332

(3) Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license.  The following tables provide information regarding patents and licenses (dollars in thousands):

December 31, 2014			December 31, 2013
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$11,302	15.67	$13,840	$11,032

Aggregate amortization expense for patents and licenses was $269,000 for 2014, $179,000 for 2013 and $162,000 for 2012.  Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2015	$269
2016	$269
2017	$173
2018	$141
2019	$141

 (4) Line of Credit

We have a $40.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until October 1, 2016. The credit facility is secured by substantially all our inventories, equipment and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent (1.16 percent at December 31, 2014) and is payable monthly. We had no outstanding borrowings under the credit facility at December 31, 2014 or 2013.  At any time during the term, we may convert any or all outstanding amounts under the credit facility to a term loan with a maturity of two years. Our ability to borrow funds under the credit facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization.  At December 31, 2014, we were in compliance with all of those covenants.

(5) Income Taxes

The items comprising income tax expense are as follows (in thousands):

		Year ended December 31,
		2014	2013	2012
Current	— Federal	$12,626	$12,541	$8,934
	— State	1,585	1,065	1,050
		14,211	13,606	9,984

Deferred	— Federal	31	(1,063)	1,363
	— State	(29)	140	99
		2	(923)	1,462
Total income tax expense		$14,213	$12,683	$11,446

Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Benefit plans	$1,535	$1,590
Inventories	483	525
Other	158	37
Total deferred tax assets	$2,176	$2,152
Deferred tax liabilities:
Property, plant and equipment	$9,648	$9,716
Patents and goodwill	2,926	2,956
Other	158	166
Total deferred tax liabilities	$12,732	$12,838

Net deferred tax liability	$10,556	$10,686

Balance Sheet classification:
Non-current deferred income tax liability	$11,129	$12,062
Current deferred income tax asset	573	1,376
Net deferred tax liability	$10,556	$10,686

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2014	2013	2012
Income tax expense at the statutory federal income tax rate	$14,707	$13,743	$12,276
Increase (decrease) resulting from:
State income taxes	934	770	747
Section 199 manufacturing deduction	(1,290)	(1,307)	(949)
Other, net	(138)	(523)	(628)
Total income tax expense	$14,213	$12,683	$11,446

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by ASC 740 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2012	$1,261
Increase in tax positions for prior years	19
Increase in tax positions for current year	0
Decrease due to settlement with taxing authorities	(641)
Lapse in statutes of limitation	(98)
Gross unrecognized tax benefits at December 31, 2012	$541
Increase in tax positions for prior years	11
Increase in tax positions for current year	0
Lapse in statutes of limitation	(206)
Gross unrecognized tax benefits at December 31, 2013	$346
Increase in tax positions for prior years	6
Increase in tax positions for current year	0
Lapse in statutes of limitation	(223)
Gross unrecognized tax benefits at December 31, 2014	$129

As of December 31, 2014 all of the unrecognized tax benefits, which were comprised of uncertain tax positions, would impact the effective tax rate if recognized. Unrecognized tax benefits that are affected by statutes of limitation that expire within the next 12 months are immaterial.

We are subject to United States federal income tax as well as to income tax of multiple state jurisdictions.  We have concluded all United States federal income tax matters for years through 2010.  In January 2009, the Internal Revenue Service, or IRS, began examining certain of our United States federal income tax returns for 2006, 2007 and 2008. This audit was favorably concluded in the third quarter of 2012 when the IRS appeals group allowed 100% of the tax credits claimed for our R&D expenditures during those years. Our unrecognized tax benefits were reduced at that time on the basis of this favorable settlement in the amount of approximately $641,000. All material state and local income tax matters have been concluded for years through 2010.

We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $9,000, $21,000 and $26,000 at December 31, 2014, 2013 and 2012, respectively. Tax expense for the year ended December 31, 2014, 2013 and 2012 included a net interest benefit of $12,000, $5,400 and $51,000, respectively.

(6) Stockholders’ Equity

Our Board of Directors has at various times authorized repurchases of our stock in open-market or privately-negotiated transactions at such times and at such prices as management may from time to time determine. On August 16, 2011, our Board of Directors adopted a new stock repurchase program pursuant to which we can repurchase up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions. This stock repurchase program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2014, 54,026 shares remained available for repurchase under this program. We repurchased 74,746, 36,666 and 26,562 shares under the program during 2014, 2013 and 2012, respectively.

We have increased our quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased to $.56 per share in September 2012, to $.64 per share in September 2013 and to $.75 per share in September 2014.  On December 10, 2012 we also paid a special cash dividend to stockholders of $10.00 per share. Holders of stock units earned non-cash dividends of $33,000 in 2014, $29,000 in 2013 and $157,000 in 2012.

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

(7) Income Per Share

The following is the computation of basic and diluted income per share:

	Year ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Net Income	$27,808	$26,582	$23,629

Weighted average basic shares outstanding	1,958	2,010	2,016
Add: Effect of dilutive securities	17	7	11
Weighted average diluted shares outstanding	1,975	2,017	2,027

Net Income per share
Basic	$14.20	$13.22	$11.72
Diluted	$14.08	$13.18	$11.66

As required by ASC 260, Earnings per Share, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic income per share pursuant to the two-class method.

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method.  Dilutive securities representing eight and 4,344 shares of common stock for the years ended December 31, 2014 and December 31, 2013, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive

(8) Stock Plans

At December 31, 2014, we had three stock-based compensation plans which are described more fully below. We account for our plans under ASC 718, and the disclosures that follow are based on applying ASC 718. ASC 718 requires that cash flows from the use of stock-based compensation resulting from tax benefits in excess of recognized compensation cost (excess tax benefits) be classified as financing cash flows. We recorded $168,000, $15,000 and $1,412,000 of such excess tax benefits as financing cash flows in 2014, 2013 and 2012, respectively.

Our Amended and Restated 2006 Equity Incentive Plan, or 2006 Plan, provides for awards to key employees, non-employee directors and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance shares and other stock-based awards. Under the 2006 Plan, 200,000 shares, in the aggregate, of common stock have been reserved for awards. The purchase price of shares issued on the exercise of options must be at least equal to the fair market value of such shares on the date of grant.  The options granted become exercisable and expire as determined by the Compensation Committee.  As of December 31, 2014, there remained 52,751 shares for future stock-based awards under the 2006 Plan.

In May 2007, we adopted our Deferred Compensation Plan for Non-Employee Directors (as amended, the “Deferred Compensation Plan”), and 2,500 shares of our common stock were initially reserved for issuance thereunder. This plan allows our non-employee directors to elect to receive stock units in lieu of all or part of the cash fees they are receiving for their services as directors.  On the first business day of each calendar year, each participating non-employee director is credited with a number of stock units determined on the basis of the foregone cash fees and the closing price of our common stock on the next preceding date on which shares of our stock were traded.  The stock units are converted to shares of our common stock on a one-for-one basis at a future date as elected in advance by the director, but no later than the January following the year in which the director ceases to serve on the Board of Directors, and the shares are delivered to the director.   As of December 31, 2014, there remained 1,599 shares of common stock reserved for issuance upon the conversion of stock units which may be credited in the future to non-employee directors.

In May 2007, we also adopted our Non-Employee Director Stock Purchase Plan, (as amended, the “Director Stock Purchase Plan”), and 2,500 shares of our common stock were initially reserved for issuance thereunder. Under this plan, our non-employee directors may elect to receive on the first business day of the calendar year fully-vested stock and restricted stock in lieu of some or all of their fees payable to them during such year. The foregone fees are converted into shares of fully-vested stock and restricted stock on the first business day of such calendar year based on the closing price of our common stock on the next preceding date on which shares of our stock were traded. The restricted stock vests in equal amounts on the first day of the next three succeeding calendar quarters provided the non-employee director is then serving on our Board of Directors. As of December 31, 2014, there remained 1,126 shares reserved for issuance under such plan.

A summary of stock option transactions for the year ended December 31, 2014 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2013	50,000	$204.76
Granted	--	--
Exercised	--	--
Outstanding at December 31, 2014	50,000	$204.76	3.9 years
Exercisable at December 31, 2014	25,000	$200.10	3.8 years

All nonvested options outstanding at December 31, 2014 are expected to vest.  We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. None of our grants includes performance-based or market-based vesting conditions.  The expected life represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The fair value of stock-based payments, funded with options, is valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history. We base the risk-free interest rate using the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term. We base the dividend yield used in the Black-Scholes valuation method on our dividend history.

There were no options granted in 2014 or 2013.  The fair value for the options granted in 2012 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2014	2013	2012
Risk-free interest rate	--	--	.5%
Dividend yield	--	--	1%
Volatility factor	--	--	25.0%
Expected life	--	--	5 years

The weighted average grant date fair value of the options granted in 2012 was $40.38. The total intrinsic value of options exercised during 2012 was $3.1 million. There were no options exercised in 2014 and 2013.  The total intrinsic values of options outstanding and options currently exercisable at December 31, 2014, were $6.8 million and $3.5 million, respectively.

During 2014, 1,400 shares of restricted stock were awarded under the 2006 Plan.  Under the terms of our restricted stock awards, the restrictions usually lapse over a five-year period, but the 2014 grant was vested over a four-month period ended September 30, 2014. During the vesting period, holders of restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Nonvested shares are generally forfeited on termination of employment unless otherwise provided in the participant’s employment agreement or the termination is in connection with a change in control.  A summary of changes in nonvested restricted stock for the year ended December 31, 2014 is presented below:

Nonvested Shares	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at December 31, 2013	10,500	$208.09
Granted in 2014	1,400	$315.24
Vested in 2014	(4,400)	$239.91
Restricted stock at December 31, 2014	7,500	$209.42

All shares of nonvested restricted stock outstanding at December 31, 2014 are expected to vest. The total fair value of restricted stock vested during 2014, 2013 and 2012 was $1,372,000, $633,000 and $559,000, respectively.

During 2014, restricted stock units were awarded to certain employees under the 2006 Plan.  All of our restricted stock units are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Nonvested stock units are generally forfeited on termination of employment unless the termination is in connection with a change in control. During the vesting period, holders of all restricted stock units earn dividends in the form of additional units.   During 2014, one non-employee director elected to receive stock units in lieu of a portion of his cash fees for his services as a member of the Board of Directors.

A summary of changes in stock units for the year ended December 31, 2014, is presented below:

Nonvested Stock Units	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Director’s Stock Units	Weighted Average Award Date Fair Value Per Unit
Nonvested at December 31, 2013	12,904	$196.35	--
Granted	2,785	$316.55	28	$299.21
Vested	(831)	$126.18	(28)	$299.21
Nonvested at December 31, 2014	14,858	$222.81	--

All nonvested restricted stock units at December 31, 2014 are expected to vest.  The total intrinsic value of all outstanding stock units which were not convertible at December 31, 2014, including 417 stock units held for the accounts of non-employee directors, was $5,194,000.  The total intrinsic value of restricted stock units that vested and were converted during 2014 was $283,000.    The total fair value of directors’ stock units that vested and were converted was $8,000 during each of 2014 and 2013, and $22,000 during 2012.

Stock awards that vested immediately were awarded under the 2006 Plan to non-employee directors totaling $240,000 in value in 2014 and $120,000 in each of 2013 and 2012.  Compensation related to stock awards, restricted stock and stock units is based on the fair market value of the stock on the date of the grant. These fair values are then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. Compensation related to stock options is based on the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. For the years ended December 31, 2014, 2013 and 2012, we recorded stock-based compensation expense as a G&A expense in the amount of $2,209,000, $1,586,000 and $1,482,000, respectively, for all of the above mentioned stock-based compensation arrangements. The total tax benefit recognized in the income statement from stock-based compensation arrangements for the years ended December 31, 2014, 2013 and 2012, was $773,000, $555,000 and $516,000, respectively.

Unrecognized compensation cost information for our various stock-based compensation types is shown below as of December 31, 2014:

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$767,000	2.0
Restricted stock	1,198,000	2.1
Restricted stock units	1,593,000	3.4
Total	$3,558,000

We have a policy of utilizing treasury shares to satisfy stock option exercises, stock unit conversions and restricted stock awards.

(9) Revenues From Major Customers

We had one major customer which represented approximately $13.5 million (10.2 percent) of our net revenues during 2013.

(10) Industry Segment and Geographic Information

We operate in one reportable industry segment: developing and manufacturing products primarily for medical applications and have no foreign operating subsidiaries.  We have other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of our medical products segment. Our revenues from sales to customers outside the United States totaled approximately 42 percent of our net revenues in each of 2014, 2013 and 2012.  We have no assets located outside the United States.

A summary of revenues by geographic area, based on shipping destination, for 2014, 2013 and 2012 is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
United States	$81,971	$75,997	$69,388
Canada	11,655	15,114	13,352
Other countries less than 10% of revenues	47,136	40,882	36,322
Total	$140,762	$131,993	$119,062

A summary of revenues by product line for 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012

Fluid Delivery	$57,905	$51,289	$49,060
Cardiovascular	43,001	40,182	36,021
Ophthalmology	19,329	20,736	15,717
Other	20,527	19,786	18,264
Total	$140,762	$131,993	$119,062

(11) Employee Retirement and Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. We make a matching contribution to the plan. Our contributions under this plan were $600,000, $561,000 and $533,000 in 2014, 2013 and 2012, respectively.

(12) Commitments and Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrue for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of December 31, 2014, the Company had no ongoing litigation or arbitration for such matters.

We had a dispute which was favorably settled in the third quarter of 2007. This settlement was amended in December 2008.  The amended settlement agreement provides that we may receive annual payments from 2009 through 2024. We have not recorded $5.0 million in potential future payments under this settlement as of December 31, 2014 due to the uncertainty of payment.

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them.  Termination under such circumstances at December 31, 2014 could have resulted in payments aggregating $6.0 million.

(13) Quarterly Financial Data (Unaudited):

Quarter Ended	Operating Revenue	Operating Income	Net Income	Income Per Basic Share	Income Per Diluted Share
(In thousands, except per share amounts)
03/31/14	$36,419	$10,700	$7,201	$3.63	$3.61
06/30/14	35,025	10,257	6,882	3.51	3.48
09/30/14	36,625	11,226	7,685	3.94	3.91
12/31/14	32,693	8,632	6,040	3.11	3.08

03/31/13	$33,493	$9,400	$6,635	$3.28	$3.28
06/30/13	32,605	9,495	6,506	3.23	3.22
09/30/13	34,044	10,713	7,673	3.82	3.81
12/31/13	31,851	8,336	5,768	2.88	2.87

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, were effective as of December 31, 2014. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of its audit, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited the internal control over financial reporting of Atrion Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 13, 2015, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 13, 2015

ITEM 9B.   OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2014 that was not reported.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Part III is omitted from this Form 10-K and is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders which we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2014.

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be filed in connection with our 2015 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed in connection with our 2015 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2015 annual meeting of stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the section entitled “Securities Ownership” in our definitive proxy statement to be filed in connection with our 2015 annual meeting of stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	64,858	$204.76	(2)	52,751
Equity compensation plans not approved by security holders(3)	417	-		2,725	(4)
Total	65,275	$204.76		55,476

(1)
Consists of shares of our common stock authorized for issuance under our 2006 Plan. The number of shares available for issuance under this plan is subject to equitable adjustment by the Compensation Committee of the Board of Directors in the event of any change in our capitalization, including, without limitation, a stock dividend or stock split.  For more information regarding this plan, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this Form 10-K.

(2)	The stock units awarded under our 2006 Plan are excluded from the calculation of the weighted average exercise price.

(3)
Consists of our Deferred Compensation Plan and our Director Stock Purchase Plan.  For more information regarding these plans, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this Form 10-K.

(4)
The Deferred Compensation Plan and the Director Stock Purchase Plan do not provide for a specified limit on the number of shares of our common stock that may be issued thereunder.  The 2,725 shares shown as available for future issuance (1,599 shares under the Deferred Compensation Plan and 1,126 shares under the Director Stock Purchase Plan) reflect the number of shares initially reserved, in the aggregate, for issuance under those plans less the number of shares of our common stock issued or to be issued with respect to stock units that have been credited to non-employee directors' stock unit accounts  under the Deferred Compensation Plan and our stock that has been purchased under the Director Stock Purchase Plan on or before December 31, 2014.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2015 annual meeting of stockholders.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2015 annual meeting of stockholders.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report on Form 10-K:

	1.	Financial Statements of the Company:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders Equity

	2.	Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts

	Allowance for Doubtful Receivables
	December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$86	$47	$42
Additions charged to expense	13	69	36
Deductions from reserve	(78)	(29)	(31)
Recovery	1	(1)	-
Ending balance	$22	$86	$47

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

3.	Exhibits. Reference as made to Item 15(b) of this report on Form 10-K.

(b)	Exhibits

Exhibit Number	Description
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on August 14, 2013) (2)
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on May 26, 2011) (7)
10f*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (8)
10g*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (9)
10h*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)

10i*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (13)
10l*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (14)
10m*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (15)
10n*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (16)
10o*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (17)
10p*	Form of Indemnification Agreement for Directors and Executive Officers (18)
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

13.1	Stock Performance Graph (26)
21	Subsidiaries of Atrion Corporation as of December 31, 2014 (26)
23	Consent of Grant Thornton LLP (26)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (26)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (26)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (26)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (26)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes

(1)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed August 20, 2013.
(3)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 29, 2013.
(4)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation filed May 12, 2000.

(5)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.
(6)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.
(7)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed on August 4, 2011.
(8)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(9)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(10)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(11)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(12)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(13)	Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation filed March 13, 2009.
(14)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).
(15)	Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(17)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.
(18)	Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 11, 2013.
(19)	Incorporated by reference to Exhibit (b)(i) to Schedule 13E-4 of Atrion Corporation filed November 17, 1999.
(20)	Incorporated by reference to Exhibit (b)(3) to Schedule TO-I of Atrion Corporation filed March 18, 2003.
(21)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(22)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(23)	Incorporated by reference to Exhibit 10.7 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(24)	Incorporated by reference to Exhibit 10.8 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(25)	Incorporated by reference to Exhibit 10.9 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(26)	Filed herewith.

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

Dated: March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Battat	President and Chief Executive	March 13, 2015
David A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	March 13, 2015
Jeffery Strickland	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Emile A Battat	Chairman	March 13, 2015
Emile A Battat

/s/ Hugh J. Morgan, Jr.	Director	March 13, 2015
Hugh J. Morgan, Jr.

/s/ Roger F. Stebbing	Director	March 13, 2015
Roger F. Stebbing

/s/ John P. Stupp, Jr.	Director	March 13, 2015
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	March 13, 2015
Ronald N. Spaulding

Exhibit Index

Exhibit Number	Description
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on August 14, 2013) (2)
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on May 26, 2011) (7)
10f*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (8)
10g*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (9)
10h*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (13)
10l*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (14)
10m*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (15)
10n*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (16)
10o*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (17)
10p*	Form of Indemnification Agreement for Directors and Executive Officers (18)
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

13.1	Stock Performance Graph (26)
21	Subsidiaries of Atrion Corporation as of December 31, 2014 (26)
23	Consent of Grant Thornton LLP (26)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (26)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (26)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (26)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (26)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes

(1)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed August 20, 2013.
(3)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 29, 2013.
(4)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation filed May 12, 2000.
(5)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.
(6)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.
(7)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed on August 4, 2011.
(8)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(9)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(10)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(11)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(12)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(13)	Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation filed March 13, 2009.
(14)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).
(15)	Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(17)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.
(18)	Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 11, 2013.
(19)	Incorporated by reference to Exhibit (b)(i) to Schedule 13E-4 of Atrion Corporation filed November 17, 1999.
(20)	Incorporated by reference to Exhibit (b)(3) to Schedule TO-I of Atrion Corporation filed March 18, 2003.
(21)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(22)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(23)	Incorporated by reference to Exhibit 10.7 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(24)	Incorporated by reference to Exhibit 10.8 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(25)	Incorporated by reference to Exhibit 10.9 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(26)	Filed herewith.

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