Form 10-Q
period 2015-03-31
ATRION CORP
filed 2015-05-06
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2015
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 20, 2015
Common stock, Par Value $0.10 per share	1,862,691

ATRION CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	Financial Information	Page

Item 1. Financial Statements

	Consolidated Statements of Income (Unaudited)
	For the Three months Ended
	March 31, 2015 and 2014	3

	Consolidated Statements of Comprehensive Income (Unaudited)
	For the Three months Ended
	March 31, 2015 and 2014	4

	Consolidated Balance Sheets (Unaudited)
	March 31, 2015 and December 31, 2014	5

	Consolidated Statements of Cash Flows (Unaudited)
	For the Three months Ended
	March 31, 2015 and 2014	6

	Consolidated Statement of Changes in Stockholders’ Equity
	March 31, 2015 and December 31, 2014	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations		10

Item 3. Quantitative and Qualitative Disclosures About Market Risk		13

Item 4. Controls and Procedures		14

PART II.	Other Information

Item 1. Legal Proceedings		14

Item 1A. Risk Factors		14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		14

Item 6. Exhibits		15

SIGNATURES		16

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended
	March 31,

	2015	2014
	(in thousands, except per share amounts)
Revenues	$38,324	$36,419
Cost of goods sold	19,800	19,031
Gross profit	18,524	17,388
Operating expenses:
Selling	1,520	1,585
General and administrative	3,958	3,928
Research and development	1,560	1,175
	7,038	6,688
Operating income	11,486	10,700

Interest income	177	300
Other income, net	-	1
Income before provision for income taxes	11,663	11,001
Provision for income taxes	(4,061)	(3,800)

Net income	$7,602	$7,201

Net income per basic share	$4.05	$3.63
Weighted average basic shares outstanding	1,875	1,982

Net income per diluted share	$4.01	$3.61
Weighted average diluted shares outstanding	1,895	1,997
Dividends per common share	$0.75	$0.64

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Net Income	$7,602	$7,201

Other Comprehensive loss: Unrealized income on investments, net of tax expense of $62 in 2015	114	--

Comprehensive Income	$7,716	$7,201

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets	(in thousands)

Current assets:
Cash and cash equivalents	$15,871	$20,775
Short-term investments	3,189	3,084
Accounts receivable	21,407	16,962
Inventories	26,747	28,022
Prepaid expenses and other current assets	1,400	4,720
Deferred income taxes	573	573
	69,187	74,136

Long-term investments	13,529	21,760

Property, plant and equipment	144,641	142,171
Less accumulated depreciation and amortization	81,567	79,655
	63,074	62,516

Other assets and deferred charges:
Patents	2,471	2,538
Goodwill	9,730	9,730
Other	999	834
	13,200	13,102

Total assets	$158,990	$171,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,199	$9,479
Accrued income and other taxes	911	457
	7,110	9,936

Line of credit	--	--

Other non-current liabilities	12,577	12,008

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized
10,000 shares, issued 3,420 shares	342	342
Paid-in capital	34,356	33,940
Accumulated other comprehensive loss	(131)	(245)
Retained earnings	202,894	196,706
Treasury shares,1,557 at March 31, 2015 and 1,507
at December 31, 2014, at cost	(98,158)	(81,173)
Total stockholders’ equity	139,303	149,570

Total liabilities and stockholders’ equity	$158,990	$171,514

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$7,602	$7,201
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	2,170	2,265
Deferred income taxes	412	(546)
Stock-based compensation	405	367
Net change in accrued interest, premiums, and discounts
on investments	(98)	3
Other	--	30
	10,491	9,320

Changes in operating assets and liabilities:
Accounts receivable	(4,445)	(4,478)
Inventories	1,275	(59)
Prepaid expenses	3,320	594
Other non-current assets	(166)	2
Accounts payable and accrued liabilities	(3,280)	(988)
Accrued income and other taxes	454	3,260
Other non-current liabilities	96	(228)
	7,745	7,423

Cash flows from investing activities:
Property, plant and equipment additions	(2,661)	(3,479)
Purchase of investments	--	(9,375)
Proceeds from maturities of investments	8,400	--
	5,739	(12,854)

Cash flows from financing activities:
Purchase of treasury stock	(16,985)	(4,667)
Dividends paid	(1,403)	(1,265)
	(18,388)	(5,932)

Net change in cash and cash equivalents	(4,904)	(11,363)
Cash and cash equivalents at beginning of period	20,775	28,559
Cash and cash equivalents at end of period	$15,871	$17,196

Cash paid for:
Income taxes	$87	$924

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, December 31, 2014	1,913	$342	1,507	$(81,173)	$33,940	$(245)	$196,706	$149,570

Net income							7,602	7,602
Other comprehensive income						114		114
Stock-based compensation transactions					416			416
Purchase of treasury stock	(50)		50	(16,985)				(16,985)
Dividends							(1,414)	(1,414)
Balances, March 31, 2015	1,863	$342	1,557	$(98,158)	$34,356	$(131)	$202,894	$139,303

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Form 10-K").  References herein to "Atrion," the "Company," "we," "our," and "us" refer to Atrion Corporation and its subsidiaries.

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$12,356	$12,575
Work in process	6,306	5,600
Finished goods	8,085	9,847
Total inventories	$26,747	$28,022

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three months ended March 31,
	2015	2014

	(in thousands, except per share amounts)

Net income	$7,602	$7,201

Weighted average basic shares outstanding	1,875	1,982
Add: Effect of dilutive securities	20	15
Weighted average diluted shares outstanding	1,895	1,997

Earnings per share:
Basic	$4.05	$3.63
Diluted	$4.01	$3.61

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. No shares of common stock for the quarter ended March 31, 2015 or 2014 were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)           Investments
As of March 31, 2015, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments and are all considered to be held-to-maturity securities. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of March 31, 2015 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$3,189	$--	$(1)	$3,188

Long-term Investments
Corporate bonds	$10,021	$104	$(591)	$9,534

At March 31, 2015, the length of time until maturity of these securities ranged from one-half month to 55 months.

The cost and fair value of our investments that are being accounted for as available-for-sale securities, and the related gross unrealized loss reflected in accumulated other comprehensive loss, were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of March 31, 2015:
Long-term Investments:
Equity investments	$3,708	$--	$(200)	$3,508

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

Our strategy is to provide a broad selection of products in the areas of our expertise. Research and development efforts are focused on improving current products and developing highly-engineered products that meet customer needs and serve niche markets with meaningful sales potential. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce or pay off indebtedness, to fund capital expenditures, to repurchase stock and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

●	Focusing on customer needs;
●	Expanding existing product lines and developing new products;
●	Maintaining a culture of controlling cost; and
●	Preserving and fostering a collaborative, entrepreneurial management structure.

For the three months ended March 31, 2015, we reported revenues of $38.3 million, operating income of $11.5 million and net income of $7.6 million, up 5 percent, 7 percent and 6 percent, respectively, from the three months ended March 31, 2014.

Results for the three months ended March 31, 2015

Consolidated net income totaled $7.6 million, or $4.05 per basic and $4.01 per diluted share, in the first quarter of 2015. This is compared with consolidated net income of $7.2 million, or $3.63 per basic and $3.61 per diluted share, in the first quarter of 2014. The income per basic share computations are based on weighted average basic shares outstanding of 1,875,000 in the 2015 period and 1,982,000 in the 2014 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,895,000 in the 2015 period and 1,997,000 in the 2014 period.

Consolidated revenues of $38.3 million for the first quarter of 2015 were 5 percent higher than revenues of $36.4 million for the first quarter of 2014. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended March 31,
	2015	2014

Fluid Delivery	$15,894	$15,237
Cardiovascular	11,936	11,029
Ophthalmology	5,199	5,184
Other	5,295	4,969
Total	$38,324	$36,419

Cost of goods sold of $19.8 million for the first quarter of 2015 was $769,000 higher than in the comparable 2014 period. The primary contributors to the increase in our cost of goods sold were increased sales partially offset by improved manufacturing efficiencies and the impact of continued cost improvement initiatives. Our cost of goods sold in the first quarter of 2015 was 51.7 percent of revenues compared with 52.3 percent of revenues in the first quarter of 2014.

Gross profit of $18.5 million in the first quarter of 2015 was $1.1 million, or 7 percent, higher than in the comparable 2014 period. Our gross profit percentage in the first quarter of 2015 was 48.3 percent of revenues compared with 47.7 percent of revenues in the first quarter of 2014. The increase in gross profit percentage in the 2015 period compared to the 2014 period was primarily attributable to improved manufacturing efficiencies and continued cost improvements.

Our first quarter 2015 operating expenses of $7.0 million were $350,000 higher than the operating expenses for the first quarter of 2014. This increase was comprised of a $385,000 increase in Research and Development, or R&D, expenses and a $30,000 increase in General and Administrative, or G&A, expenses partially offset by a $65,000 decrease in Selling expenses. The increase in R&D costs was primarily attributable to increased supplies and outside services. The increase in G&A expenses for the first quarter of 2015 was primarily attributable to increased compensation and travel-related costs partially offset by lower outside services. The decrease in Selling expenses was primarily attributable to lower outside services.

Operating income in the first quarter of 2015 increased $786,000 to $11.5 million, a 7 percent increase from our operating income in the quarter ended March 31, 2014. Operating income was 30 percent of revenues in the first quarter of 2015 compared to 29 percent of revenues in the first quarter of 2014. The major contributor to the increase in operating income for the first quarter of 2015 was the previously mentioned increase in revenues.

Income tax expense for the first quarter of 2015 was $4.1 million compared to income tax expense of $3.8 million for the same period in the prior year. The effective tax rate for the first quarter of 2015 was 34.8 percent, compared with 34.5 percent for the first quarter of 2014. We expect the effective tax rate for the remainder of 2015 to be approximately 34.5 percent.

Liquidity and Capital Resources

We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. From time to time prior to October 1, 2016 and assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at March 31, 2015 or at December 31, 2014. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At March 31, 2015, we were in compliance with all financial covenants.

At March 31, 2015, we had a total of $32.6 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $13.0 million from December 31, 2014. The principal contributor to this decrease was the purchase of treasury stock under our stock repurchase program.

Cash flows from operating activities of $7.7 million for the three months ended March 31, 2015 were primarily comprised of net income plus the net effect of non-cash expenses. During the first quarter of 2015, we expended $2.7 million for the addition of property and equipment, $17.0 million for purchases of treasury stock under our stock repurchase program and $1.4 million for dividends.

At March 31, 2015, we had working capital of $62.1 million, including $15.9 million in cash and cash equivalents and $3.2 million in short-term investments. The $2.1 million decrease in working capital during the first quarter of 2015 was primarily attributable to decreases in cash and cash equivalents, prepaid expenses and inventories. This decrease was partially offset by increases in accounts receivable and decreases in accounts payable and accrued liabilities. The decrease in cash and cash equivalents was primarily attributable to the purchase of treasury stock. The decrease in prepaid expenses was primarily attributable to federal income tax payments. The increase in accounts receivable was primarily attributable to increased revenues for the first quarter of 2015. The decrease in accounts payable was primarily attributable to payments made during this year on 2014 purchases of capital equipment.

We believe that our $32.6 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2015.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2015, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, our access to equity and debt financing, and the increase in cash, cash equivalents, and investments in the remainder of 2015. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2015, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2014 Form 10-K.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                 Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.                      Risk Factors

There were no material changes to the risk factors disclosed in our 2014 Form 10-K.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2015 through 1/31/2015	40,000	$340.02	40,000	14,026
2/1/2015 through 2/28/2015	-	-	-	14,026
3/1/2015 through 3/31/2015	10,157	$333.20	10,157	3,869
Total	50,157	$338.64	50,157	3,869

(1)
On August 16, 2011, our Board of Directors approved our current stock repurchase program pursuant to which we can repurchase up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions. Our current stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

Item 6.                 Exhibits

Number	Exhibit Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: May 6, 2015	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: May 6, 2015	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

Exhibit Index

Number	Exhibit Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document