Form 10-Q
period 2015-06-30
ATRION CORP
filed 2015-08-04
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2015
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☐                                                  Accelerated filer   ☒                          Non-accelerated filer    ☐                                      Smaller reporting company  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 15, 2015
Common stock, Par Value $0.10 per share	1,838,422

ATRION CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	Page

Item 1. Financial Statements	2

Consolidated Statements of Income (Unaudited)	3
For the Three and Six months Ended
June 30, 2015 and 2014

Consolidated Statements of Comprehensive Income	4
(Unaudited)
For the Three and Six months Ended
June 30, 2015 and 2014

Consolidated Balance Sheets (Unaudited)	5
June 30, 2015 and December 31, 2014

Consolidated Statements of Cash Flows (Unaudited)	6
For the Six months Ended
June 30, 2015 and 2014

Consolidated Statement of Changes in Stockholders’	7
Equity (Unaudited)
June 30, 2015 and December 31, 2014

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of	11
Financial Condition and Results of
Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II. Other Information	15

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6. Exhibits	16

SIGNATURES
18
Exhibit Index
19

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)

Revenues	$37,655	$35,025	$75,979	$71,444
Cost of goods sold	18,871	17,616	38,671	36,647
Gross profit	18,784	17,409	37,308	34,797
Operating expenses:
Selling	1,682	1,616	3,203	3,201
General and administrative	4,313	4,386	8,271	8,314
Research and development	1,669	1,150	3,228	2,325
	7,664	7,152	14,702	13,840
Operating income	11,120	10,257	22,606	20,957

Interest income	328	364	505	664

Income before provision for income taxes	11,448	10,621	23,111	21,621
Provision for income taxes	(3,974)	(3,739)	(8,036)	(7,539)

Net income	$7,474	$6,882	$15,075	$14,082

Net income per basic share	$4.04	$3.51	$8.10	$7.14
Weighted average basic shares outstanding	1,850	1,960	1,862	1,971

Net income per diluted share	$3.99	$3.48	$8.00	$7.09
Weighted average diluted shares outstanding	1,872	1,977	1,884	1,987

Dividends per common share	$0.75	$0.64	$1.50	$1.28

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Net Income	$7,474	$6,882	$15,075	$14,082

Other Comprehensive Income: Unrealized income on investments, net of tax expense of $117, $0, $179 and $0	218	--	333	--

Comprehensive Income	$7,692	$6,882	$15,408	$14,082

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	June 30, 2015	December 31, 2014
	(in thousands)
Current assets:
Cash and cash equivalents	$19,580	$20,775
Short-term investments	44	3,084
Accounts receivable	21,248	16,962
Inventories	27,453	28,022
Prepaid expenses and other current assets	2,954	4,720
Deferred income taxes	573	573
	71,852	74,136

Long-term investments	11,974	21,760

Property, plant and equipment	146,511	142,171
Less accumulated depreciation and amortization	83,637	79,655
	62,874	62,516

Other assets and deferred charges:
Patents	2,319	2,538
Goodwill	9,730	9,730
Other	928	834
	12,977	13,102

Total assets	$159,677	$171,514
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,388	$9,479
Accrued income and other taxes	340	457
	8,728	9,936

Line of credit	--	--

Other non-current liabilities	12,775	12,008

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	35,129	33,940
Accumulated other comprehensive income/(loss)	88	(245)
Retained earnings	208,977	196,706
Treasury shares,1,582 at June 30, 2015 and 1,507 at December 31, 2014, at cost	(106,362)	(81,173)
Total stockholders’ equity	138,174	149,570

Total liabilities and stockholders’ equity	$159,677	$171,514

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$15,075	$14,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,503	4,458
Deferred income taxes	524	(1,016)
Stock-based compensation	1,054	1,129
Net change in accrued interest, premiums, and discounts
on investments	106	274
Other	17	30
	21,279	18,957

Changes in operating assets and liabilities:
Accounts receivable	(4,286)	(2,243)
Inventories	569	(942)
Prepaid expenses	1,766	(885)
Other non-current assets	(263)	(52)
Accounts payable and accrued liabilities	(1,091)	1,183
Accrued income and other taxes	(117)	(553)
Other non-current liabilities	65	(226)
	17,922	15,239

Cash flows from investing activities:
Property, plant and equipment additions	(4,658)	(5,942)
Purchase of investments	--	(19,375)
Proceeds from maturities of investments	13,400	19,375
	8,742	(5,942)

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(155)	(377)
Tax benefit related to stock-based compensation	150	163
Purchase of treasury stock	(25,072)	(11,608)
Dividends paid	(2,782)	(2,513)
	(27,859)	(14,335)

Net change in cash and cash equivalents	(1,195)	(5,038)
Cash and cash equivalents at beginning of period	20,775	28,559
Cash and cash equivalents at end of period	$19,580	$23,521

Cash paid for:
Income taxes	$5,138	$9,685

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, December 31, 2014	1,913	$342	1,507	$(81,173)	$33,940	$(245)	$196,706	$149,570

Net income							15,075	15,075
Other comprehensive income						333		333
Tax benefit from stock-based compensation					150			150
Stock-based compensation transactions				37	1,039			1,076
Shares surrendered in stock transactions				(154)				(154)
Purchase of treasury stock	(75)		75	(25,072)				(25,072)
Dividends							(2,804)	(2,804)
Balances, June 30, 2015	1,838	$342	1,582	$(106,362)	$35,129	$88	$208,977	$138,174

The accompanying notes are an integral part of these financial statements

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

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):
	June 30,	December 31,
	2015	2014
Raw materials	$12,008	$12,575
Work in process	6,612	5,600
Finished goods	8,833	9,847
Total inventories	$27,453	$28,022

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Net income	$7,474	$6,882	$15,075	$14,082
Weighted average basic shares outstanding	1,850	1,960	1,862	1,971
Add: Effect of dilutive securities	22	17	22	16
Weighted average diluted shares outstanding	1,872	1,977	1,884	1,987

Earnings per share:
Basic	$4.04	$3.51	$8.10	$7.14
Diluted	$3.99	$3.48	$8.00	$7.09

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 15 and 33 shares of common stock for the quarters ended June 30, 2015 and 2014, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments
As of June 30, 2015, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments and are all considered to be held-to-maturity securities. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of June 30, 2015 (in thousands):

		Gross Unrealized
	Cost	Gains		Losses	Fair Value
Short-term Investments:
Corporate bonds	$44		$--	$--	$44

Long-term Investments
Corporate bonds	$7,963	$		$(1,551)	$6,412

The above long-term corporate bonds represent investments in two issuers. These securities have experienced a decline in value since their acquisition dates in the fourth quarter of 2014. Most of this decline relates to a changed outlook for one issuer due to major economic declines in its industry. The change for the other issuer relates to increases in interest rates which resulted in a lower market price for that security. The total carrying value of these investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. We currently expect full recovery of our amortized cost in these securities based on our assessment of the credit quality of the underlying collateral and credit support available to each of the issuers. Based on our evaluation of the creditworthiness of the issuers and because we do not intend to sell the investments, nor is it likely that we would be required to sell these investments before recovery of their amortized cost bases, which may be maturity, none of the unrealized losses are considered to be other than temporary.

At June 30, 2015, the length of time until maturity of these securities ranged from 40 to 55 months. None of the above investments have been in a loss position for more than twelve months.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cost and fair value of our investments that are being accounted for as available-for-sale securities, and the related gross unrealized gain reflected in accumulated other comprehensive income, were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of June 30, 2015:
Long-term Investments:
Equity investments	$3,876	$135	$--	$4,011

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

For the three months ended June 30, 2015, we reported revenues of $37.7 million, operating income of $11.1 million and net income of $7.5 million, up 8 percent, 8 percent and 9 percent, respectively, from the three months ended June 30, 2014. For the six months ended June 30, 2015, we reported revenues of $75.9 million, operating income of $22.6 million and net income of $15.1 million, up 6 percent, 8 percent and 7 percent, respectively, from the six months ended June 30, 2014.

Results for the three months ended June 30, 2015

Consolidated net income totaled $7.5 million, or $4.04 per basic and $3.99 per diluted share, in the second quarter of 2015. This is compared with consolidated net income of $6.9 million, or $3.51 per basic and $3.48 per diluted share, in the second quarter of 2014. The income per basic share computations are based on weighted average basic shares outstanding of 1,850,000 in the 2015 period and 1,960,000 in the 2014 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,872,000 in the 2015 period and 1,977,000 in the 2014 period.

Consolidated revenues of $37.7 million for the second quarter of 2015 were 8 percent higher than revenues of $35.0 million for the second quarter of 2014. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended June 30,
	2015	2014

Fluid Delivery	$16,334	$14,732
Cardiovascular	11,668	10,837
Ophthalmology	5,107	5,106
Other	4,546	4,350
Total	$37,655	$35,025

Cost of goods sold of $18.9 million for the second quarter of 2015 was $1.3 million higher than in the comparable 2014 period. The primary contributors to the increase in our cost of goods sold were increased sales, increased manufacturing support personnel costs, increased supplies, increased utilities and increased depreciation partially offset by the impact of continued cost improvement projects. Our cost of goods sold in the second quarter of 2015 was 50.1 percent of revenues compared with 50.3 percent of revenues in the second quarter of 2014.

Gross profit of $18.8 million in the second quarter of 2015 was $1.4 million, or 8 percent, higher than in the comparable 2014 period. Our gross profit percentage in the second quarter of 2015 was 49.9 percent of revenues compared with 49.7 percent of revenues in the second quarter of 2014. The increase in gross profit percentage in the 2015 period compared to the 2014 period was primarily related to a favorable product mix and the impact of continued cost improvement initiatives partially offset by increased manufacturing support costs mentioned above.

Our second quarter 2015 operating expenses of $7.7 million were $512,000 higher than the operating expenses for the second quarter of 2014. This increase was attributable to a $519,000 increase in Research and Development, or R&D, expenses and a $66,000 increase in Selling expenses along with a $73,000 decrease in General and Administrative, or G&A, expenses. The increase in R&D costs was primarily related to increased supplies and outside services. The increase in Selling expenses for the second quarter of 2015 was primarily related to increased promotion, advertising and miscellaneous expenses partially offset by reduced outside services and compensation. The decrease in G&A expenses for the second quarter of 2015 was principally attributable to decreased outside services and compensation partially offset by increased travel and amortization expense.

Operating income in the second quarter of 2015 increased $863,000 to $11.1 million, an 8 percent increase from our operating income in the quarter ended June 30, 2014. Operating income was 30 percent of revenues in the second quarter of 2015 and 29 percent of revenues in the second quarter of 2014.

Income tax expense for the second quarter of 2015 was $4.0 million compared to income tax expense of $3.7 million for the same period in the prior year. The effective tax rate for the second quarter of 2015 was 34.7 percent, compared with 35.2 percent for the second quarter of 2014. We expect the effective tax rate for the remainder of 2015 to be approximately 34.5 percent.

Results for the six months ended June 30, 2015

Consolidated net income totaled $15.1 million, or $8.10 per basic and $8.00 per diluted share, in the first six months of 2015. This is compared with consolidated net income of $14.1 million, or $7.14 per basic and $7.09 per diluted share, in the first six months of 2014. The income per basic share computations are based on weighted average basic shares outstanding of 1,862,000 in the 2015 period and 1,971,000 in the 2014 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,884,000 in the 2015 period and 1,987,000 in the 2014 period.

Consolidated revenues of $76.0 million for the first six months of 2015 were 6 percent higher than revenues of $71.4 million for the first six months of 2014. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Six Months ended June 30,
	2015	2014

Fluid Delivery	$32,228	$29,969
Cardiovascular	23,604	21,866
Ophthalmology	10,306	10,290
Other	9,841	9,319
Total	$75,979	$71,444

Cost of goods sold of $38.7 million for the first six months of 2015 was $2.0 million higher than in the comparable 2014 period. The primary contributors to the increase in our cost of goods sold were increased sales, increased manufacturing support personnel costs, increased supplies, utilities and increased travel partially offset by the impact of continued cost improvement projects and improved manufacturing efficiencies. Our cost of goods sold in the first six months of 2015 was 50.9 percent of revenues compared with 51.3 percent of revenues in the first six months of 2014.

Gross profit of $37.3 million in the first six months of 2015 was $2.5 million, or 7 percent, higher than in the comparable 2014 period. Our gross profit percentage in the first six months of 2015 was 49.1 percent of revenues compared with 48.7 percent of revenues in the first six months of 2014. The increase in gross profit percentage in the 2015 period compared to the 2014 period was primarily related to a favorable product mix, the impact of continued cost improvement initiatives and improved manufacturing efficiencies partially offset by increased manufacturing costs mentioned above.

Our first six months 2015 operating expenses of $14.7 million were $862,000 higher than the operating expenses for the first six months of 2014. This increase was comprised of a $903,000 increase in R&D expenses, a $2,000 increase in Selling expenses and a $43,000 decrease in G&A expenses. The increase in R&D costs was primarily related to increased outside services, compensation and supplies. The decrease in G&A expenses for the first six months of 2015 was principally attributable to decreased outside services partially offset by increased travel and amortization expense.

Operating income in the first six months of 2015 increased $1.6 million to $22.6 million, an 8 percent increase from our operating income in the six months ended June 30, 2014. Operating income was 30 percent of revenues in the first six months of 2015 and 29 percent of revenues in the first six months of 2014.

Income tax expense for the first six months of 2015 was $8.0 million compared to income tax expense of $7.5 million for the same period in the prior year. The effective tax rate for the first six months of 2015 was 34.7 percent, compared with 34.9 percent for the first six months of 2014.

Liquidity and Capital Resources
We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. Effective June 11, 2015, our revolving credit facility was amended to extend the date until which the lender is obligated to make advances under the revolving line of credit to October 1, 2021 and, assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at June 30, 2015 or at December 31, 2014. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At June 30, 2015, we were in compliance with all financial covenants. We believe that the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At June 30, 2015, we had a total of $31.6 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $14.0 million from December 31, 2014. The principal contributor to this decrease was the purchase of treasury stock partially offset by operating results.

Cash flows from operating activities of $17.9 million for the six months ended June 30, 2015 were primarily comprised of net income plus the net effect of non-cash expenses. During the first six months of 2015, we expended $4.6 million for the addition of property and equipment, $25.1 million for treasury stock and $2.8 million for dividends. During the same period, maturities of investments generated $13.4 million.

At June 30, 2015, we had working capital of $63.1 million, including $19.6 million in cash and cash equivalents and $44,000 in short-term investments. The $1.1 million decrease in working capital during the first six months of 2015 was primarily related to decreases in cash and cash equivalents, short-term investments and prepaid expenses. This decrease was partially offset by increases in accounts receivable and decreases in accounts payable and accrued liabilities. The net decrease in cash and short-term investments was primarily related to purchases of treasury stock. The decrease in prepaid expenses was primarily attributable to federal income tax payments. The increase in accounts receivable was primarily related to increased revenues for the second quarter of 2015. The decrease in accounts payable was primarily attributable to payments made during this year on 2014 purchases of capital equipment.

We believe that our $31.6 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2015.

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

For the quarter ended June 30, 2015, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2014 Form 10-K.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/2015 through 4/30/2015	-	-	-	3,869
5/1/2015 through 5/31/2015	24,897	$331.00	4,279	249,590
6/1/2015 through 6/30/2015	-	-	-	249,590
Total	24,897	$331.00	4,279	249,590

(1)
On August 16, 2011, our Board of Directors approved a stock repurchase program pursuant to which we could repurchase up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions.  By May 21, 2015, we had repurchased the 200,000 shares of our common stock authorized under the program approved in 2011.  On May 21, 2015, our Board of Directors approved a new stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions.  Our new stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

Item 6.                 Exhibits

Exhibit
Number	Description

10.1
Seventh Amendment to Line of Credit Promissory Note dated as of June 11, 2015 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, LLC, Atrion Leasing Company, LLC and Wells Fargo Bank, National Association.

10.2
Seventh Amendment to Loan and Security Agreement dated as of June 11, 2015 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, LLC, Atrion Leasing Company, LLC and Wells Fargo Bank, National Association.

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

Atrion Corporation (Registrant)

Date: August 4, 2015	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Date: August 4, 2015	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and Chief Financial Officer
(Principal Accounting andFinancial Officer)

Exhibit Index

Exhibit
Number	Description

10.1
Seventh Amendment to Line of Credit Promissory Note dated as of June 11, 2015 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, LLC, Atrion Leasing Company, LLC and Wells Fargo Bank, National Association.

10.2
Seventh Amendment to Loan and Security Agreement dated as of June 11, 2015 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, LLC, Atrion Leasing Company, LLC and Wells Fargo Bank, National Association.

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