Form 10-Q
period 2015-09-30
ATRION CORP
filed 2015-11-06
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2015
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas 75002
(Address of Principal Executive Offices) (Zip Code)

(972) 390-9800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer.” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐              Accelerated filer   ☒               Non-accelerated filer   ☐                   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 13, 2015
Common stock, Par Value $0.10 per share	1,823,614

ATRION CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. Financial Information		2

Item 1.	Financial Statements

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues	$37,381	$36,625	$113,361	$108,069
Cost of goods sold	18,997	18,587	57,668	55,234
Gross profit	18,384	18,038	55,693	52,835
Operating expenses:
Selling	1,322	1,440	4,525	4,642
General and administrative	3,926	4,151	12,196	12,465
Research and development	1,563	1,221	4,792	3,545
	6,811	6,812	21,513	20,652
Operating income	11,573	11,226	34,180	32,183

Interest income	131	240	636	904
Other income, net	--	12	--	13
	131	252	636	917

Income before provision for income taxes	11,704	11,478	34,816	33,100
Provision for income taxes	(3,905)	(3,793)	(11,941)	(11,332)

Net income	$7,799	$7,685	$22,875	$21,768

Net income per basic share	$4.25	$3.94	$12.34	$11.08
Weighted average basic shares outstanding	1,836	1,949	1,853	1,964

Net income per diluted share	$4.19	$3.91	$12.19	$10.99
Weighted average diluted shares outstanding	1,860	1,966	1,876	1,980

Dividends per common share	$0.90	$0.75	$2.40	$2.03

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Net Income	$7,799	$7,685	$22,875	$21,768

Other Comprehensive Income:
Unrealized income on investments, net of tax expense of $59, $0, $238 and $0	109	--	442	--

Comprehensive Income	$7,908	$7,685	$23,317	$21,768

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	September 30, 2015	December 31, 2014
	(in thousands)
Current assets:
Cash and cash equivalents	$23,405	$20,775
Short-term investments	114	3,084
Accounts receivable	19,604	16,962
Inventories	29,202	28,022
Prepaid expenses and other current assets	2,788	4,720
Deferred income taxes	573	573
	75,686	74,136

Long-term investments	12,145	21,760

Property, plant and equipment	147,728	142,171
Less accumulated depreciation and amortization	85,486	79,655
	62,242	62,516

Other assets and deferred charges:
Patents	2,256	2,538
Goodwill	9,730	9,730
Other	877	834
	12,863	13,102

Total assets	$162,936	$171,514
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,374	$9,479
Accrued income and other taxes	1,294	457
	10,668	9,936

Line of credit	--	--

Other non-current liabilities	13,057	12,008

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	35,542	33,940
Accumulated other comprehensive income/(loss)	197	(245)
Retained earnings	215,118	196,706
Treasury shares,1,595 at September 30, 2015 and 1,507 at December 31, 2014, at cost	(111,988)	(81,173)
Total stockholders’ equity	139,211	149,570

Total liabilities and stockholders’ equity	$162,936	$171,514

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$22,875	$21,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,663	6,696
Deferred income taxes	66	(1,463)
Stock-based compensation	1,454	1,836
Net change in accrued interest, premiums, and discounts
on investments	33	242
Other	17	30
	31,108	29,109

Changes in operating assets and liabilities:
Accounts receivable	(2,642)	(4,235)
Inventories	(1,180)	(2,142)
Prepaid expenses	1,932	(371)
Other non-current assets	(212)	(70)
Accounts payable and accrued liabilities	(105)	1,380
Accrued income and other taxes	837	37
Other non-current liabilities	745	(448)
	30,483	23,260

Cash flows from investing activities:
Property, plant and equipment additions	(6,123)	(8,641)
Purchase of investments	--	(19,375)
Proceeds from maturities of investments	13,400	19,375
	7,277	(8,641)

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(154)	(377)
Tax benefit related to stock-based compensation	150	160
Purchase of treasury stock	(30,698)	(12,065)
Dividends paid	(4,428)	(3,975)
	(35,130)	(16,257)

Net change in cash and cash equivalents	2,630	(1,638)
Cash and cash equivalents at beginning of period	20,775	28,559
Cash and cash equivalents at end of period	$23,405	$26,921

Cash paid for:
Income taxes	$8,278	$13,393

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, December 31, 2014	1,913	$342	1,507	$(81,173)	$33,940	$(245)	$196,706	$149,570

Net income							22,875	22,875
Other comprehensive income						442		442
Tax benefit from stock-based compensation					150			150
Stock-based compensation transactions	1		(1)	37	1,452			1,489
Shares surrendered in stock transactions				(154)				(154)
Purchase of treasury stock	(89)		89	(30,698)				(30,698)
Dividends							(4,463)	(4,463)
Balances, September 30, 2015	1,825	$342	1,595	$(111,988)	$35,542	$197	$215,118	$139,211

The accompanying notes are an integral part` of these financial statements

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

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$12,734	$12,575
Work in process	7,394	5,600
Finished goods	9,074	9,847
Total inventories	$29,202	$28,022

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net income	$7,799	$7,685	$22,875	$21,768
Weighted average basic shares outstanding	1,836	1,949	1,853	1,964
Add: Effect of dilutive securities	24	17	23	16
Weighted average diluted shares outstanding	1,860	1,966	1,876	1,980
Earnings per share:
Basic	$4.25	$3.94	$12.34	$11.08
Diluted	$4.19	$3.91	$12.19	$10.99

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. There were no dilutive securities representing shares of common stock for the quarters ended September 30, 2015 and 2014 that were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments
As of September 30, 2015, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments and are all considered to be held-to-maturity securities. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of September 30, 2015 (in thousands):

		Gross Unrealized
	Cost	Gains		Losses	Fair Value
Short-term Investments:
Corporate bonds	$114		$--	$--	$114

Long-term Investments
Corporate bonds	$7,966	$		$(2,186)	$5,780

The above long-term corporate bonds represent investments in two issuers. One of these securities has experienced a decline in value since its acquisition date in the fourth quarter of 2014. This decline relates to a changed outlook due to major economic declines in its industry. The total carrying value of this investment is reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. We currently expect full recovery of our amortized cost in this security based on our assessment of the credit quality of the underlying collateral and credit support available to the issuer. Based on our evaluation of the creditworthiness of the issuer and because we do not intend to sell the investment, nor is it likely that we would be required to sell this investment, before recovery of its amortized cost base, which may be maturity, none of the unrealized loss is considered to be other than temporary.

At September 30, 2015, the length of time until maturity of these securities ranged from 39 to 50 months. None of the above investments has been in a loss position for more than twelve months.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cost and fair value of our investments that are being accounted for as available-for-sale securities, and the related gross unrealized gain reflected in accumulated other comprehensive income, were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of September 30, 2015:
Long-term Investments:
Equity investments	$3,876	$303	$--	$4,179

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

For the three months ended September 30, 2015, we reported revenues of $37.4 million, operating income of $11.6 million and net income of $7.8 million, up 2 percent, 3 percent and 2 percent, respectively, from the three months ended September 30, 2014. For the nine months ended September 30, 2015, we reported revenues of $113.4 million, operating income of $34.2 million and net income of $22.9 million, up 5 percent, 6 percent and 5 percent, respectively, from the nine months ended September 30, 2014.

Results for the three months ended September 30, 2015

Consolidated net income totaled $7.8 million, or $4.25 per basic and $4.19 per diluted share, in the third quarter of 2015. This is compared with consolidated net income of $7.7 million, or $3.94 per basic and $3.91 per diluted share, in the third quarter of 2014. The income per basic share computations are based on weighted average basic shares outstanding of 1,836,000 in the 2015 period and 1,949,000 in the 2014 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,860,000 in the 2015 period and 1,966,000 in the 2014 period.

Consolidated revenues of $37.4 million for the third quarter of 2015 were 2 percent higher than revenues of $36.6 million for the third quarter of 2014. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended September 30,
	2015	2014

Fluid Delivery	$15,743	$14,839
Cardiovascular	11,930	10,434
Ophthalmology	4,199	5,560
Other	5,509	5,792
Total	$37,381	$36,625

Cost of goods sold of $19.0 million for the third quarter of 2015 was $410,000 higher than in the comparable 2014 period. The primary contributors to the increase in our cost of goods sold were increased sales, increased manufacturing support personnel costs and increased repairs which were partially offset by the impact of continued cost improvement projects. Our cost of goods sold in the third quarter of 2015 was 50.8 percent of revenues compared with 50.7 percent of revenues in the third quarter of 2014.

Gross profit of $18.4 million in the third quarter of 2015 was $346,000, or 2 percent, higher than in the comparable 2014 period. Our gross profit percentage in the third quarter of 2015 was 49.2 percent of revenues compared with 49.3 percent of revenues in the third quarter of 2014. The decrease in gross profit percentage in the 2015 period compared to the 2014 period was primarily related to increased manufacturing support costs mentioned above partially offset by the impact of continued cost improvement initiatives.

Our third quarter 2015 operating expenses of $6.8 million were level with those of the third quarter of 2014 as a $118,000 decrease in Selling expenses and a $225,000 decrease in General and Administrative, or G&A, expenses were offset by a $342,000 increase in Research and Development, or R&D, expenses. The decrease in Selling expenses for the third quarter of 2015 was primarily related to reduced commissions, compensation, outside services and miscellaneous expense partially offset by increased promotion and advertising. The decrease in G&A expenses for the third quarter of 2015 was principally attributable to decreased outside services and compensation. The increase in R&D costs was primarily related to increased supplies, compensation and outside services.

Operating income in the third quarter of 2015 increased $347,000 to $11.6 million, a 3 percent increase from our operating income in the quarter ended September 30, 2014. Operating income was 31 percent of revenues in both the third quarter of 2015 and the third quarter of 2014.

Income tax expense for the third quarter of 2015 was $3.9 million compared to income tax expense of $3.8 million for the same period in the prior year. The effective tax rate for the third quarter of 2015 was 33.4 percent, compared with 33.1 percent for the third quarter of 2014.

Results for the nine months ended September 30, 2015

Consolidated net income totaled $22.9 million, or $12.34 per basic and $12.19 per diluted share, in the first nine months of 2015. This is compared with consolidated net income of $21.8 million, or $11.08 per basic and $10.99 per diluted share, in the first nine months of 2014. The income per basic share computations are based on weighted average basic shares outstanding of 1,853,000 in the 2015 period and 1,964,000 in the 2014 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,876,000 in the 2015 period and 1,980,000 in the 2014 period.

Consolidated revenues of $113.4 million for the first nine months of 2015 were 5 percent higher than revenues of $108.1 million for the first nine months of 2014. This increase was primarily attributable to higher sales volumes.

Revenues by product line were as follows (in thousands):

	Nine Months ended September 30,
	2015	2014

Fluid Delivery	$47,971	$44,808
Cardiovascular	35,534	32,300
Ophthalmology	14,505	15,850
Other	15,351	15,111
Total	$113,361	$108,069

Cost of goods sold of $57.7 million for the first nine months of 2015 was $2.4 million higher than in the comparable 2014 period. The primary contributors to the increase in our cost of goods sold were increased sales and increased costs for manufacturing support personnel, supplies and utilities which were partially offset by the impact of continued cost improvement projects and improved manufacturing efficiencies. Our cost of goods sold in the first nine months of 2015 was 50.9 percent of revenues compared with 51.1 percent of revenues in the first nine months of 2014.

Gross profit of $55.7 million in the first nine months of 2015 was $2.9 million, or 5.2 percent, higher than in the comparable 2014 period. Our gross profit percentage in the first nine months of 2015 was 49.1 percent of revenues compared with 48.9 percent of revenues in the first nine months of 2014. The increase in gross profit percentage in the 2015 period compared to the 2014 period was primarily related to the impact of continued cost improvement initiatives and improved manufacturing efficiencies partially offset by increased manufacturing costs mentioned above.

Our operating expenses of $21.5 million in the first nine months 2015 were $861,000 higher than the operating expenses for the first nine months of 2014. This increase was attributable to a $1.2 million increase in R&D expenses partially offset by a $117,000 decrease in Selling expenses and a $269,000 decrease in G&A expenses. The increase in R&D costs was primarily related to increased outside services, compensation and supplies. The decrease in Selling expenses for the first nine months of 2015 was principally attributable to decreased outside services, commissions and compensation partially offset by increased promotion and advertising. The decrease in G&A expenses for the first nine months of 2015 was principally attributable to decreased compensation and outside services partially offset by increased amortization expense.

Operating income in the first nine months of 2015 increased $2.0 million to $34.2 million, a 6 percent increase from our operating income in the nine months ended September 30, 2014. Operating income was 30 percent of revenues in both the first nine months of 2015 and the first nine months of 2014.

Income tax expense for the first nine months of 2015 was $11.9 million compared to income tax expense of $11.3 million for the same period in the prior year. The effective tax rate for the first nine months of 2015 was 34.3 percent, compared with 34.2 percent for the first nine months of 2014. We expect the effective tax rate for the remainder of 2015 to be approximately 34.5 percent.

Liquidity and Capital Resources

We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. Effective June 11, 2015, our revolving credit facility was amended to extend the date until which the lender is obligated to make advances under the revolving line of credit to October 1, 2021 and, assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at September 30, 2015 or at December 31, 2014. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At September 30, 2015, we were in compliance with all financial covenants. We believe that the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At September 30, 2015, we had a total of $35.7 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $10.0 million from December 31, 2014. The principal contributor to this decrease was the purchase of treasury stock partially offset by operating results.

Cash flows from operating activities of $30.5 million for the nine months ended September 30, 2015 were primarily comprised of net income plus the net effect of non-cash expenses. During the first nine months of 2015, we expended $6.1 million for the addition of property and equipment, $30.7 million for treasury stock and $4.4 million for dividends. During the same period, maturities of investments generated $13.4 million.

At September 30, 2015, we had working capital of $65.0 million, including $23.4 million in cash and cash equivalents and $114,000 in short-term investments. The $818,000 increase in working capital during the first nine months of 2015 was primarily related to increases in cash and cash equivalents, accounts receivable and inventories. This increase was partially offset by decreases in short-term investments and prepaid expenses and by increases in accrued income and other taxes. The increase in accounts receivable was primarily related to increased revenues for the third quarter of 2015. The increase in inventories was primarily related to increased stocking levels to support revenues. The net decrease in cash and short-term investments was primarily related to purchases of treasury stock. The decrease in prepaid expenses was primarily attributable to federal income tax payments. The increase in accrued income and other taxes is primarily related to income and property taxes.

We believe that our $35.7 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2015.

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

For the quarter ended September 30, 2015, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2014 Form 10-K.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
7/1/2015 through 7/31/2015	-	-	-	249,590
8/1/2015 through 8/31/2015	4,100	$376.48	4,100	245,490
9/1/2015 through 9/30/2015	10,708	$381.22	10,708	234,782
Total	14,808	$379.91	14,808	234,782

(1)
On May 21, 2015, our Board of Directors approved a new stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions.  Our new stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

Item 6.                 Exhibits

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS XBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation (Registrant)

Date: November 5, 2015	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Date: November 5, 2015	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and Chief Financial Officer (Principal Accounting andFinancial Officer)

Exhibit Index

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS XBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document