Form 10-K
period 2015-12-31
ATRION CORP
filed 2016-03-10
CIK 701288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of, June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $557,443,479 based on the $392.31 closing price reported for such date on the NASDAQ Global Select Market.

Number of shares of Common Stock outstanding at February 15, 2016: 1,823,614

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2016 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2015
________

TABLE OF CONTENTS

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

ITEM 1.    BUSINESS.

General

Atrion Corporation and its subsidiaries (”we,” “our,” “us,” “Atrion,” or the “Company”) develop and manufacture products, primarily for medical applications. Our medical products range from fluid delivery devices to ophthalmic and cardiovascular products.

Our fluid delivery products accounted for 42 percent, 41 percent and 39 percent of net revenues for 2015, 2014 and 2013, respectively. These products include proprietary valves that promote infection control and needle safety. We have developed a wide variety of valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, intravenous, catheter and other applications in areas such as anesthesia and oncology.

Our cardiovascular products accounted for 32 percent of our net revenues for 2015 and 30 percent of net revenues for each of 2014 and 2013. At the core of our cardiovascular products is the MPS2® Myocardial Protection System, or MPS2, a proprietary technology that is the only system used in open-heart surgery  that delivers essential fluids and medications, mixes critical drugs and controls temperature, pressure and other variables. This system indicates improved outcomes offering an integrated, flexible set of choices during surgery without diluting the blood. We also develop and manufacture other cardiovascular products such as cardiac surgery vacuum relief valves; silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; as well as products used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

Our ophthalmic products accounted for 12 percent, 14 percent and 16 percent of our net revenues for 2015, 2014 and 2013, respectively. We are a leading manufacturer of specialized medical devices that disinfect contact lenses. We also manufacture a proprietary line of balloon catheters used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora, or chronic tearing. People affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of nasolacrimal blockage.

Our other medical and non-medical products accounted for 14 percent of our net revenues for 2015, and 15 percent of our net revenues for each of 2014 and 2013. One of these product lines consists of instrumentation and associated disposables used to measure the activated clotting time of blood. In addition, we manufacture and sell a line of products designed for safe needle and scalpel blade containment. We are also the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture components used in survival products such as life vests, life rafts, escape slides, inflatable boats, and other inflatable structures. We also produce one-way and two-way pressure relief valves that protect sensitive electronics and munitions during transport as well as pressure relief valves used in other medical and non-medical applications.

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

Our net revenues from sales to customers outside the United States totaled approximately 35 percent of our net revenues in 2015, and 42 percent of our net revenues for each of 2014 and 2013. In 2015, we saw a shift in the percentage of our international sales that was driven in large part by a customer's decision to build its new facility in the United States. Our international sales are made to various manufacturers and through distributors in over 60 countries. Additional information about our revenues from customers in and outside of the United States over the past three years is set forth in Part II, Item 8 of this Form 10-K.

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

Research and Development

A well-targeted research and development program is an essential part of our activities, and we are currently engaged in a number of research and development projects. The objective of this program is to develop new products in our current product lines, improve current products and develop new product lines. The Company expects to continue additional research and development in 2016 in all these areas.

Our consolidated research and development expenditures for 2015, 2014 and 2013 were $6,346,000, $5,286,000 and $4,288,000, respectively.

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

We contract with various suppliers to provide the component parts necessary to assemble our products. Substantially all of these components are available from a number of different suppliers, although certain components are purchased from single sources that manufacture these components using our tooling. We believe that there are satisfactory alternative sources for single-sourced components, although a sudden disruption in supply from one or more of these suppliers could adversely affect our ability to deliver finished products on time. We own the molds used for production of substantially all our components. Consequently, in the event of supply disruption, we should be able to fabricate our own components or contract with another supplier, albeit after a possible delay in the production process.

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

The FDA promulgates rules, which are available to the public, for the approval of medical devices. The process of obtaining FDA approval for new devices can take several months to several years depending on the type of application required for a particular device. Furthermore, the process of obtaining FDA approval can be expensive and uncertain. Even if granted, FDA approval may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly regulates the promotion of approved medical devices. Product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. We are also subject to regulation in certain foreign countries where we sell our products. Some of the regulations in these countries that are applicable to our products are similar to those of the FDA.

Certain aviation and marine safety products are subject to regulation by the United States Coast Guard and the Federal Aviation Administration and similar organizations in foreign countries which regulate the safety of marine and aviation equipment.

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

In March 2010, comprehensive healthcare reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) was enacted. Among other provisions, this legislation imposes a 2.3 percent excise tax on the sale in the United States of certain medical devices by the manufacturer, producer or importer after December 31, 2012. This excise tax applied to approximately 28 percent of our product revenue generated in the United States in 2015. During 2015, we remitted $600,000 related to this excise tax. In December 2015, as part of the Omnibus Appropriations Act, collection of the medical device excise tax was suspended for 2016 and 2017. We do not know whether postponement will be continued beyond 2017. The Affordable Care Act, also established  a payment transparency program, sometimes referred to as the Physician Payments Sunshine Act, that requires medical device and drug manufacturers, including the Company, to report to the Centers for Medicare & Medicaid Services payments or other transfers of value made to physicians and teaching hospitals. The program is intended to provide patients with enhanced transparency as to the financial relationships that physicians and teaching hospitals have with medical device and drug manufacturers. Additionally, various healthcare reform proposals have also emerged at the state level.

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

We are, directly or indirectly, subject to various federal and state laws governing our relationship with healthcare providers and pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG, has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

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

People

At January 31, 2016, we had 489 employees. We are proud that many of our employees have tenures with us ranging from 10 to 37 years.

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

The loss of a key supplier would force us to purchase raw materials in the open market, which may be at higher prices, until we could secure another source and such higher prices may not allow us to remain competitive. If we are unable to obtain raw materials in sufficient quantities, we may not be able to manufacture our products. Even if we were able to replace one of our raw material suppliers through another supply arrangement, there is no assurance that the terms that we enter into with such alternate supplier will be as favorable to us as the supply arrangements that we currently have or that such replacement could be timely completed.

●	Issues with product quality could have an adverse effect upon our business, subject us to regulatory actions and cause a loss of customer confidence in us or our products.

Our success depends upon the quality of our products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving our products and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. While we have one quality system that covers the lifecycle of our products, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in adverse inspection reports, warning letters, product recalls, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity or a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, we have made and continue to make significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues may restrict us from being able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.

Unaffiliated third party suppliers provide a number of goods and services to our manufacturing and research and development organizations. Third party suppliers are required to comply with our quality standards. Failure of a third party supplier to provide compliant raw materials or supplies could result in delays, service interruptions or other quality related issues that may negatively impact our business results.

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

The medical device industry is characterized by extensive intellectual property litigation, and companies in the medical device industry sometimes use intellectual property litigation to gain a competitive advantage. Intellectual property litigation, regardless of outcome, is often complex and expensive, and the outcome of this litigation is generally difficult to predict. An adverse determination in any such proceeding could subject us to significant liabilities to third parties or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to us on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

In many of our markets, we compete with numerous other companies that have substantially greater financial resources and engage in substantially more research and development activities than we do. Furthermore, innovations in surgical techniques or medical practices could have the effect of reducing or eliminating market demand for one or more of our products. In addition, the trend of consolidation in the medical device industry and among our customers could result in greater competition and pricing pressure.

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

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States. These laws and regulations are wide ranging and subject to changing interpretations and applications, which could restrict our sales or marketing practices. A violation of these laws could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

Any of our products may be found to have significant deficiencies or defects in design or manufacture. The FDA and similar governmental authorities in other countries have the authority to require the recall of any such defective products. A government-mandated or voluntary recall could occur as a result of component failures, manufacturing errors or design defects. We do not maintain insurance to cover losses incurred as a result of product recalls. Any product recall would divert managerial and financial resources and negatively affect our financial performance and could harm our reputation with customers and end-users.

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

We rely heavily on communications and information technology systems to conduct our business, enhance customer service and increase employee productivity. Some of these systems are vulnerable to breakdown or other interruption by fire, power loss, system malfunction, computer viruses, cyber-attacks, unauthorized access and other events. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, inventory, manufacturing and other systems. There is no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed by our policies and procedures that are intended to safeguard our systems. The occurrence of any failures, interruptions or security breaches of our information technology systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, and expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.  In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us, our customers, our suppliers or our employees, which may result in significant costs and other adverse consequences.

●
We sell many of our products to healthcare providers that rely on Medicare, Medicaid and private health insurance plans to reimburse the costs associated with the procedures performed using our products and these third party payors may deny reimbursement for use of our products.

We are dependent, in part, upon the ability of healthcare providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which our products are used. Third-party payors may deny reimbursement if they determine that a prescribed product has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or adverse changes in government or private third-party payors’ policies toward reimbursement for procedures utilizing our products, could have a material adverse effect on the Company’s business, financial condition and results of operations. Major third-party payors for medical services in the United States and other countries continue to try to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to charges for services performed. Further implementation of legislative or administrative reforms to the United States or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our products or denies coverage for such procedures may result in hospitals or physicians substituting lower cost products or other therapies for our products which, in turn, would have an adverse effect on our business, financial condition and results of operations. Additionally, uncertainty about whether and how changes may be implemented could also have a negative impact on the demand for our products.

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

The Affordable Care Act, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to develop or market our products successfully.  The 2.3 percent excise tax imposed by the Affordable Care Act on sales in the United States of certain medical devices has resulted in decreased profits to us in 2013, 2014 and 2015. In December 2015, as part of the Omnibus Appropriations Act, collection of the medical device excise tax has been suspended for 2016 and 2017. Also, the expansion of the government's role in the United States healthcare industry may result in a further decrease in profits to us, lower reimbursement by payors for our products, and reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

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

We currently conduct all our development, manufacturing and management at three locations. Severe weather, natural disasters, acts of war or terrorism and other adverse external events at any one or more of these locations could have a significant impact on our ability to conduct business. We have the ability to transfer the production of certain products from a facility affected by such events, but doing so would be expensive. Our disaster recovery policies and procedures may not be effective and the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. The insurance we maintain may not be adequate to cover our losses.

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

The SEC has adopted rules establishing disclosure and reporting requirements regarding the use of specified minerals, or conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. These rules require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or an adjoining country. These rules could affect our ability to source certain materials used in our products at competitive prices and could impact the availability of certain minerals used in the manufacture of our products. As there may be only a limited number of suppliers of “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals in sufficient quantities or at competitive prices. Our customers may require that our products be free of conflict minerals, and our revenues and margins may be harmed if we are unable to procure conflict free minerals at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting these demands. Additionally, we may face reputational challenges with our customers if we are unable to verify sufficiently the origins of all minerals used in our products through our due diligence procedures. We may also face challenges with government regulators and our customers and suppliers if we are unable to verify sufficiently that the metals used in our products are conflict free. There may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as cost related to possible changes to products, processes, or sources of supply as a consequence of such verification and disclosure requirements.

●	If we fail to manage our exposure to market risk and credit risk successfully, our financial condition could be adversely impacted.

We have exposure to market risk and credit risk in our investment activities. The fair values of our investments vary from time to time depending on economic and market conditions. Fixed income securities expose us to interest rate risk as well as credit risk. Equity securities expose us to equity price risk. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equity securities owned by us. The outlook of our investment portfolio depends on the future direction of interest rates, fluctuations in the equity securities market and the amount of cash flows available for investment. Our investments may decline in value in future periods, which could have a material adverse effect on our financial condition.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Company

Name	Age	Title

Emile A Battat	77	Chairman of the Board of the Company and Chairman of the Board of Halkey-Roberts Corporation, or Halkey-Roberts, one of our subsidiaries

David A. Battat	46	President and Chief Executive Officer of the Company, President of Halkey-Roberts and Chairman of the Board of all other subsidiaries

Jeffery Strickland	57	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Messrs. David Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. Emile Battat currently serves as an officer of the Company and Halkey-Roberts. The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. The next meetings of the stockholders of the Company and our subsidiaries are expected to be held in May 2016 and the Boards of Directors of the Company and our subsidiaries are expected to meet promptly thereafter. Accordingly, the terms of office of the current officers of the Company and our subsidiaries are anticipated to expire in May 2016.

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

Brief Account of Business Experience During the Past Five Years

Mr. Emile Battat has been a director of the Company since 1987 and has served as Chairman of the Board of the Company since January 1998. He has served as Chairman of the Board of Halkey-Roberts since October 1998. He served as Chief Executive Officer of the Company and Chairman of the Board or President of all subsidiaries from October 1998 until May 2011.

Mr. David Battat has been President and Chief Executive Officer of the Company and Chairman of the Board of all subsidiaries with the exception of Halkey-Roberts since May 2011. He has been President of Halkey-Roberts since January 2006. He served as the Company’s President and Chief Operating Officer from May 2007 until May 2011 and from February 2005 until December 2005 he served as Vice President - Business Development and General Counsel at Halkey-Roberts.

Mr. Strickland has served as Vice President and Chief Financial Officer, Secretary and Treasurer of the Company since February 1, 1997 and has served as Vice President or Secretary-Treasurer of all the Company’s subsidiaries since January 1997. Mr. Strickland was employed by the Company or our subsidiaries in various other positions from September 1983 through January 1997.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market (Symbol ATRI). As of February 23, 2016, we had 141 record holders, and approximately 4,600 beneficial owners, of our common stock. The high and low sales prices as reported by NASDAQ for each quarter of 2014 and 2015 are shown below.

Year Ended December 31, 2014:	High	Low
First Quarter	$316.99	$254.12
Second Quarter	$337.25	$261.53
Third Quarter	$329.99	$278.01
Fourth Quarter	$355.91	$288.50

Year Ended December 31, 2015:	High	Low
First Quarter	$355.62	$315.01
Second Quarter	$396.00	$316.25
Third Quarter	$428.85	$365.00
Fourth Quarter	$423.00	$343.50

We pay regular quarterly cash dividends on our common stock. We have increased our quarterly cash dividend payments in September of each of the past eight years. The quarterly dividend was increased to $.64 in September of 2013, $.75 in September 2014 and to $.90 in September 2015. We paid cash dividends totaling $6.1 million to our stockholders in 2015.

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

During the year ended December 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933.

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/1/2015 through 10/31/2015	-	-	-	234,782
11/1/2015 through 11/30/2015	-	-	-	-
12/1/2015 through 12/31/2015	-	-	-	-
Total	-	-	-	234,782

(1)
On May 21, 2015 our Board of Directors adopted a new stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions.  This program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2015, 234,782 shares remained available for repurchase under this program.

The stock performance graph set forth in our 2015 Annual Report to Stockholders is incorporated by reference herein and is included in Exhibit 13.1 to this Form 10-K.  However, the stock performance graph is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934. In addition, the stock performance graph shall not be deemed incorporated by reference by any statement that incorporates this Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

Selected Financial Data
(In thousands, except per share amounts)

	2015	2014	2013	2012	2011
Operating Results for the Year ended December 31,
Revenues	$145,733	$140,762	$131,993	$119,062	$117,704
Operating income	42,510	40,817	37,944	33,626	38,168
Net income	28,925	27,808	26,582	23,629	26,038
Depreciation and amortization	8,823	8,723	8,592	7,610	6,544
Per Share Data:
Net income per diluted share	$15.47	$14.08	$13.18	$11.66	$12.82
Cash dividends per common share	$3.30	$2.78	$2.40	$12.10	$1.82
Average diluted shares outstanding	1,870	1,975	2,017	2,027	2,031
Financial Position at December 31,
Total assets	$164,336	$171,514	$172,066	$155,810	$161,895
Long-term debt	-	-	-	-	-

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. Our other medical and non-medical products include valves and inflation devices used in marine and aviation safety products.  In 2015, approximately 35 percent of our sales were outside the United States.

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

For the year ended December 31, 2015, we reported revenues of $145.7 million, operating income of $42.5 million and net income of $28.9 million.

Results of Operations

Our net income was $28.9 million, or $15.67 per basic and $15.47 per diluted share, in 2015 compared to $27.8 million, or $14.20 per basic and $14.08 per diluted share, in 2014 and net income of $26.6 million, or $13.22 per basic and $13.18 per diluted share, in 2013. Revenues were $145.7 million in 2015 compared with $140.8 million in 2014 and $132.0 million in 2013. The four percent revenue increase in 2015 over 2014 and seven percent revenue increase in 2014 over 2013 were generally attributable to higher sales volumes.

Annual revenues by product lines were as follows (in thousands):

	2015	2014	2013

Fluid Delivery	$60,630	$57,905	$51,289
Cardiovascular	46,463	43,001	40,182
Ophthalmology	18,253	19,329	20,736
Other	20,387	20,527	19,786
Total	$145,733	$140,762	$131,993

Our cost of goods sold was $74.8 million in 2015, $72.2 million in 2014 and $68.9 million in 2013. Higher sales volume along with increased compensation costs, supplies and utilities partially offset by improved manufacturing efficiencies were the primary contributors to the increase in cost of goods sold in 2015 over 2014. Higher sales volume along with increased repair and compensation costs partially offset by improved manufacturing efficiencies were the primary contributors to the increase in cost of goods sold for 2014 over 2013.

Gross profit in 2015 was $71.0 million compared with $68.5 million in 2014 and $63.1 million in 2013. Our gross profit was 49 percent of revenues in both 2015 and 2014, and 48 percent of revenues in 2013. The increase in gross profit percentage in 2014 over 2013 was primarily related to improvements in manufacturing efficiencies.

Operating expenses were $28.5 million in 2015 compared with $27.7 million in 2014 and $25.1 million in 2013. Research and development, or R&D, expenses increased $1.1 million in 2015 as compared to 2014 primarily as a result of increased costs for outside services and supplies. R&D expenses consist primarily of salaries and other related expenses of our R&D personnel as well as costs associated with regulatory matters. In 2015, selling expenses decreased $167,000 as compared with 2014 primarily as a result of decreased promotional costs partially offset by increased commissions.  Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. General and administrative, or G&A, expenses decreased $123,000 in 2015 as compared to 2014 primarily as a result of reduced outside services partially offset by increased amortization. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees.

R&D expenses increased $1.0 million in 2014 as compared to 2013 primarily related to increased costs for supplies and outside services. In 2014, selling expenses were virtually unchanged from 2013 as decreased promotional costs were offset by increased commissions. G&A expenses increased $1.6 million in 2014 as compared to 2013 primarily due to increased compensation, depreciation, amortization and outside services.

Our operating income for 2015 was $42.5 million compared with $40.8 million in 2014 and $37.9 million in 2013. Operating income was 29 percent of revenues for 2015, 2014 and 2013.  Increases in gross profit partially offset by increases in operating expenses described above were the major contributors to the operating income increases in 2015 and 2014 as compared to the previous years. We expect modest growth in our operating income during 2016 as compared to 2015 reflecting the volatility of our ophthalmic sales as well as the significant impact of the strong U. S. dollar on sales to our international markets.

Interest income for 2015 was $771,000, compared with $1.2 million in 2014 and $1.3 million in 2013. Reduced levels of investments and lower interest rates were the primary reasons for the reductions in 2015 and 2014.

Other income (expense) is primarily related to an impairment loss on one of our long-term corporate bonds which experienced a significant decline in market value over the past 12 months due to a changed outlook for the issuer resulting from a major economic decline in its industry. In the fourth quarter of 2015, we determined, based upon disclosures by the issuer, that more likely than not we will be required to sell or exchange the bond before recovery of its amortized cost.  Therefore, we recorded an impairment loss on this bond of $2.4 million reducing the carrying value of the bond to its market value at December 31, 2015.

Income tax expense in 2015 totaled $11.9 million, compared with $14.2 million in 2014 and $12.7 million in 2013. The effective tax rates for 2015, 2014 and 2013 were 29.2 percent, 33.8 percent and 32.3 percent, respectively. The effective tax rate for 2015 benefitted from tax credits totaling $2.3 million for our R&D expenditures.  These credits reflected amounts for the full year 2015 following the extension of the R&D tax credit laws in December. This amount also included an adjustment for recalculation of these tax credits from prior years resulting from a new regulation issued by the Treasury Department which favorably impacted the benefits provided to the Company under these rules. The effective tax rate for 2013 benefitted from the retroactive extension of the federal research tax credit provisions included in the American Taxpayer Relief Act of 2012. Benefits from tax incentives for 2012 R&D expenditures were included in the calculation of income taxes for 2013. Benefits from tax incentives for domestic production totaled $1.4 million in 2015, $1.3 million in 2014 and $1.3 million in 2013. Benefits from changes in uncertain tax positions totaled $9,000 in 2015, $217,000 in 2014 and $195,000 in 2013. We expect our effective tax rate for 2016 to be approximately 34.0 percent.

Liquidity and Capital Resources

We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. Effective June 11, 2015, our revolving credit facility was amended to extend the date until which the lender is obligated to make advances under the revolving line of credit to October 1, 2021 and, assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at December 31, 2015 or 2014. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At December 31, 2015, we were in compliance with all financial covenants. We believe the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us.

At December 31, 2015, we had a total of $38.3 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $7.3 million from December 31, 2014. The principal contributor to this decrease was the purchases of treasury stock under our stock repurchase program.

Cash flows provided by operations of $40.4 million in 2015 were primarily comprised of net income plus the net effect of non-cash expenses. At December 31, 2015, we had working capital of $69.0 million, including $28.3 million in cash and cash equivalents and $44,000 in short-term investments. The $4.8 million increase in working capital during 2015 was primarily related to increases in cash and cash equivalents and inventories and decreases in accounts payable and accrued liabilities. This increase was partially offset by decreases in short-term investments and prepaid expenses. The increase in cash was primarily a result of operational results and proceeds from maturing investments partially offset by purchases of treasury stock under our stock repurchase program, purchases of property, plant and equipment and payment of dividends. Increased inventories are primarily due to higher safety stock levels necessary to support increased revenues. Decreased prepaid expenses are primarily related to federal income tax payments. Decreased accounts payable are primarily related to 2014 year-end purchases of capital equipment that are no longer due. Working capital items consisted primarily of cash, accounts receivable, short-term investments, inventories and other current assets minus accounts payable and other current liabilities.

Capital expenditures for property, plant and equipment totaled $9.3 million in 2015, compared with $12.7 million in 2014 and $7.5 million in 2013. These expenditures were primarily for machinery and equipment. We expect 2016 capital expenditures, primarily machinery and equipment, to be greater than the average of the levels expended during each of the past three years.

We paid cash dividends totaling $6.1 million, $5.4 million and $4.8 million during 2015, 2014 and 2013, respectively. We expect to fund future dividend payments with cash flows from operations. We purchased treasury stock totaling $30.7 million, $23.6 million and $9.2 million during 2015, 2014 and 2013, respectively.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2015:

	Payments due by period
Contractual Obligations	Total	2016	2017 - 2018	2019 and thereafter
	(In thousands)
Purchase Obligations	$11,362	$11,240	$122	$-
Total	$11,362	$11,240	$122	$-

We believe our cash, cash equivalents, short-term investments and long-term investments, cash flows from operations and available borrowings of up to $40.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we expect our cash and cash equivalents and investments, as a whole, will continue to increase in 2016.

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

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 but early application is permitted and the guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company does not anticipate a material impact on its consolidated financial statements at the time of adoption of this new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of ASU 2014-09 on its ongoing financial reporting.

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

From time to time, we accrue legal costs associated with certain litigation. In making determinations of likely outcomes of litigation matters, we consider the evaluation of legal counsel knowledgeable about each matter, case law and other case-specific issues. We believe these accruals are adequate to cover the legal fees and expenses associated with litigating these matters. However, the time and cost required to litigate these matters as well as the outcomes of the proceedings may vary significantly from what we have projected.

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

We assess the total carrying value for each of our investments on a quarterly basis for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. If an investment is considered impaired, we must determine whether the impairment is other than temporary. If it is determined to be other than temporary, the impairment must be recognized in our financial statements.

During 2015, 2014 and 2013, none of our critical accounting policy estimates, with the exception of the previously mentioned impairment loss on one of our long-term corporate bonds, required significant adjustments. We did not note any material events or changes in circumstances indicating that the carrying value of long-lived assets were not recoverable.

Quantitative and Qualitative Disclosures About Market Risks

Foreign Exchange Risk

We are not exposed to material fluctuations in currency exchange rates because the payments from our international customers are received primarily in United States dollars.

However, fluctuations in exchange rates may affect the prices that our international customers are willing to pay and may put us at a price disadvantage compared to other customers. Increases in the value of the United States dollar relative to foreign currencies could make our products less competitive or less affordable and therefore adversely affect our sales in international markets.

Market Risk and Credit Risk

The Company’s cash and cash equivalents are held in accounts with financial institutions that we believe are creditworthy. Certain of these accounts at times may exceed federally-insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds.

We have investments in taxable corporate bonds and equity securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer and otherwise. Approximately 10% of our aggregate fixed-income investments are below investment grade. These securities have a higher degree of credit or default risk and a greater exposure to credit risk and may be less liquid in times of economic weakness or market disruptions. We have also invested a portion of our available funds in common stock. The value of these securities fluctuates due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline and may negatively impact our financial condition.

Forward-looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Form 10-K that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our growth in operating income in 2016, our 2016 effective tax rate,  the impact of the restrictive covenants in our credit facility on our liquidity and capital resources, our earnings in 2016, our 2016 capital expenditures, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, the impact on our consolidated financial statement of recently issued accounting standards when we adopt those standards, and increases in 2016 in cash, cash equivalents and investments. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited the accompanying consolidated balance sheets of Atrion Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15, Exhibits and Financial Statement Schedules. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2016 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 10, 2016

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the year ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands, except per share amounts)

Revenues	$145,733	$140,762	$131,993
Cost of Goods Sold	74,752	72,244	68,931
Gross Profit	70,981	68,518	63,062

Operating Expenses:
Selling	6,043	6,210	6,218
General and administrative	16,082	16,205	14,612
Research and development	6,346	5,286	4,288
	28,471	27,701	25,118

Operating Income	42,510	40,817	37,944

Interest Income	771	1,191	1,313
Other Income (Expense), net	(2,411)	13	8
Income before Provision for Income Taxes	40,870	42,021	39,265

Provision for Income Taxes	(11,945)	(14,213)	(12,683)

Net Income	$28,925	$27,808	$26,582

Net Income Per Basic Share	$15.67	$14.20	$13.22

Weighted Average Basic Shares Outstanding	1,846	1,958	2,010

Net Income Per Diluted Share	$15.47	$14.08	$13.18

Weighted Average Diluted Shares Outstanding	1,870	1,975	2,017

Dividends Per Common Share	$3.30	$2.78	$2.40

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the year ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)

Net Income	$28,925	$27,808	$26,582

Other Comprehensive Income (loss), net of tax:
Unrealized Gain (loss) on investments, net of tax expense of $283 in 2015 and net of tax benefit of $131 in 2014	528	(245)	--

Comprehensive Income	$29,453	$27,563	$26,582

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

Assets:	2015	2014
	(In thousands)

Current Assets:
Cash and cash equivalents	$28,346	$20,775
Short-term investments	44	3,084
Accounts receivable, net of allowance for doubtful accounts of $50 and $22 in 2015 and 2014, respectively	16,620	16,962
Inventories	29,771	28,022
Prepaid expenses and other current assets	2,934	4,720
Deferred income taxes	580	573
Total Current Assets	78,295	74,136

Long-term investments	9,866	21,760

Property, Plant and Equipment	150,807	142,171
Less accumulated depreciation and amortization	87,493	79,655
	63,314	62,516

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $11,647 and $11,302 in 2015 and 2014, respectively	2,193	2,538
Goodwill	9,730	9,730
Other	938	834
	12,861	13,102

Total Assets	$164,336	$171,514

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

Liabilities and Stockholders’ Equity:	2015	2014
	(In thousands)

Current Liabilities:
Accounts payable	$3,926	$4,529
Accrued liabilities	5,061	4,950
Accrued income and other taxes	329	457
Total Current Liabilities	9,316	9,936

Line of credit	--	--

Other Liabilities and Deferred Credits:
Deferred income taxes	9,989	11,129
Other	933	879
	10,922	12,008

Total Liabilities	20,238	21,944

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	35,945	33,940
Accumulated other comprehensive income (loss)	283	(245)
Retained earnings	219,516	196,706
Treasury shares, 1,596 shares in 2015 and 1,507 shares in 2014, at cost	(111,988)	(81,173)
Total Stockholders’ Equity	144,098	149,570

Total Liabilities and Stockholders’ Equity	$164,336	$171,514

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net income	$28,925	$27,808	$26,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,823	8,723	8,592
Deferred income taxes	(1,431)	2	(923)
Stock-based compensation	1,841	2,209	1,586
Impairment of investment	2,413	--	--
Net change in accrued interest, premiums, and discounts on investments	100	340	556
Other	17	29	30
	40,688	39,111	36,423
Changes in operating assets and liabilities:
Accounts receivable	371	(2,798)	(1,110)
Inventories	(1,749)	(1,756)	(2,487)
Prepaid expenses and other current assets	1,786	(3,117)	1,507
Other non-current assets	(103)	(22)	(17)
Accounts payable and accrued liabilities	(492)	968	1,768
Accrued income and other taxes	(128)	(396)	388
Other non-current liabilities	54	(767)	104
	40,427	31,223	36,576

Cash Flows From Investing Activities:
Property, plant and equipment additions	(9,323)	(12,671)	(7,503)
Purchase of patents	--	--	(2,150)
Purchase of investments	(168)	(33,115)	--
Proceeds from maturities of investments	13,400	35,975	7,639
	3,909	(9,811)	(2,014)

Cash Flows From Financing Activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(154)	(376)	--
Tax benefit related to stock-based compensation	156	168	15
Purchase of treasury stock	(30,698)	(23,556)	(9,196)
Dividends paid	(6,069)	(5,432)	(4,821)
	(36,765)	(29,196)	(14,002)

Net change in cash and cash equivalents	7,571	(7,784)	20,560

Cash and cash equivalents, beginning of year	20,775	28,559	7,999
Cash and cash equivalents, end of year	$28,346	$20,775	$28,559

Cash paid for:
Income taxes	$12,900	$17,475	$8,036

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the year ended December 31, 2015, 2014 and 2013
(In thousands)

	Common Stock		Treasury Stock
	Shares				Additional Paid-in	Accumulated Other Comprehensive Income	Retained
	Outstanding	Amount	Shares	Amount	Capital	(Loss)	Earnings	Total
Balances, January 1, 2013	2,021	$342	1,399	$(48,142)	$29,998	$-	$152,630	$134,828

Net income							26,582	26,582
Tax benefit from stock-based compensation					15			15
Stock-based compensation transactions	1		(1)	36	1,579			1,615
Purchase of treasury stock	(37)		37	(9,196)				(9,196)
Dividends							(4,850)	(4,850)
Balances, December 31, 2013	1,985	342	1,435	(57,302)	31,592	-	174,362	148,994

Net income							27,808	27,808
Other comprehensive income						(245)		(245)
Tax benefit from stock-based compensation					168			168
Stock-based compensation transactions	3		(3)	61	2,180			2,241
Shares surrendered in stock transactions	(1)		1	(376)				(376)
Purchase of treasury stock	(74)		74	(23,556)				(23,556)
Dividends							(5,464)	(5,464)
Balances, December 31, 2014	1,913	342	1,507	(81,173)	33,940	(245)	196,706	149,570

Net income							28,925	28,925
Other comprehensive income						528		528
Tax benefit from stock-based compensation					156			156
Stock-based compensation transactions	1		(1)	37	1,849			1,886
Shares surrendered in stock transactions	(1)		1	(154)				(154)
Purchase of treasury stock	(89)		89	(30,698)				(30,698)
Dividends							(6,115)	(6,115)
Balances, December 31, 2015	1,824	$342	1,596	$(111,988)	$35,945	$283	$219,516	$144,098

The accompanying notes are an integral part of these statements.

Atrion Corporation
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Atrion Corporation and its subsidiaries (“we,” “our,” “us,” “Atrion” or the “Company”) develop and manufacture products primarily for medical applications. We market our products throughout the United States and internationally.  Our customers include physicians, hospitals, distributors, and other manufacturers.  Atrion Corporation’s principal subsidiaries through which these operations are conducted are Atrion Medical Products, Inc., Halkey-Roberts Corporation and Quest Medical, Inc.

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

Our investments consist of taxable corporate bonds and equity securities. We classify our investment securities in one of three categories: held-to-maturity, trading, or available-for-sale. Securities that we have the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities.  If we do not have the intent and ability to hold a security to maturity, we report the investment as available-for-sale securities.  We report available-for-sale securities at fair value, based on quoted market prices, with unrealized gains and, to the extent deemed temporary, unrealized losses recorded in stockholders’ equity as accumulated other comprehensive income (loss).  We consider investments which will mature in the next 12 months as current assets. The remaining investments are considered non-current assets including our investment in equity securities which we intend to hold longer than 12 months. We periodically evaluate our investments for impairment.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The components of the Company’s cash and cash equivalents and our short and long-term investments as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Cash and cash equivalents:
Cash deposits	$16,015	$14,572
Money market funds	12,331	6,203
Total cash and cash equivalents	$28,346	$20,775
Short-term investments:
Corporate bonds (held-to-maturity)	$44	$3,084
Total short-term investments	$44	$3,084
Long-term investments:
Corporate bonds (held-to-maturity)	$5,555	$10,028
US government agency bonds (held-to-maturity)	---	8,400
Equity securities (available-for-sale)	4,311	3,332
Total long-term investments	$9,866	$21,760
Total cash, cash equivalents and short and long-term investments	$38,256	$45,619

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

Inventories
Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2015	2014
Raw materials	$12,775	$12,575
Work in process	6,557	5,600
Finished goods	10,439	9,847
Total inventories	$29,771	$28,022

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Accounts Payable
We reflect disbursements as trade accounts payable until such time as payments are presented to our bank for payment. At December 31, 2015 and 2014, disbursements totaling approximately $636,000 and $613,000, respectively, had not been presented for payment to our bank.

Income Taxes
We account for income taxes utilizing Accounting Standards Codification (ASC) 740, Income Taxes, or ASC 740.  ASC 740 requires the asset and liability method for the recording of deferred income taxes, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets.

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

	December 31,		Useful
	2015	2014	Lives
Land	$5,260	$5,260	—
Buildings	31,914	31,751	30-40 yrs
Machinery and equipment	113,633	105,160	3-15 yrs
Total property, plant and equipment	$150,807	$142,171

Depreciation expense of $8,478,000, $8,454,000 and $8,413,000 was recorded for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

Patents and Licenses
Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from seven to 20 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill
Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired.  Annual impairment testing for goodwill is done using a qualitative assessment on goodwill impairment to determine whether it is necessary to perform the two-step goodwill impairment test.  Goodwill is also reviewed whenever events or changes in circumstances indicate a change in value may have occurred.  We have identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products, Inc., (2) Halkey-Roberts Corporation and (3) Quest Medical, Inc.  The total carrying amount of goodwill in each of the years ended December 31, 2015 and 2014 was $9,730,000. Our evaluation of goodwill during each year resulted in no impairment losses.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Current Accrued Liabilities
The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2015	2014
Accrued payroll and related expenses	$4,206	$4,240
Accrued vacation	245	219
Other accrued liabilities	610	491
Total accrued liabilities	$5,061	$4,950

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

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 but early application is permitted and the guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We do not anticipate a material impact on our consolidated financial statements at the time of adoption of this new standard.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor has it determined the effect of ASU 2014-09 on its ongoing financial reporting.

From time to time, new accounting pronouncements applicable to us are issued by the FASB, or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

As of December 31, 2015 and 2014, we held certain investments in corporate and government debt securities as well as certain equity securities. These investments are all considered Level 2 assets and the fair value of our investments were estimated using recently executed transactions and market price quotations (see Note 2).

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

Our cash and cash equivalents are held in accounts with financial institutions that we believe are creditworthy. Certain of these amounts at times may exceed federally-insured limits. At December 31, 2015, approximately 91% of our cash and cash equivalents were uninsured. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds.

We have investments in corporate bonds. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer and otherwise. Approximately 10% of our aggregate fixed-income investments are below investment grade. These securities have a higher degree of credit or default risk and a greater exposure to credit risk and may be less liquid in times of economic weakness or market disruptions.

For accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.  We maintain reserves for possible credit losses.  As of December 31, 2015 and 2014, we had allowances for doubtful accounts of approximately $50,000 and $22,000, respectively.  The carrying amount of the receivables approximates their fair value. No customer exceeded 10% of our accounts receivable as of December 31, 2015 or 2014.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(2)	Investments

As of December 31, 2015 and 2014, we held certain investments that were required to be measured for disclosure purposes at fair value on a recurring basis. These investments were considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets including our investment in equity securities which we intend to hold longer than 12 months.

The amortized cost and fair value of our investments that are being accounted for as held-to-
maturity securities, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of December 31, 2015:
Short-term Investments:
Corporate bonds	$44	$--	$--	$44

Long-term Investments:
Corporate bonds	$5,555	$--	$(30)	$5,525

As of December 31, 2014:
Short-term Investments:
Corporate bonds	$3,084	$--	$(6)	$3,078
Long-term Investments:
Corporate and government bonds	$18,428	$21	$(292)	$18,157

The above long-term corporate bonds represent investments in two issuers at December 31, 2015. One of these bonds experienced a significant decline in market value over the past twelve months due to a changed outlook for the issuer resulting from a major economic decline in its industry. In the fourth quarter of 2015, we determined based upon disclosures by the issuer, that more likely than not, we will be required to sell or exchange the bond before recovery of its amortized cost.  Therefore, we then recorded an impairment loss on this bond of $2.4 million reducing the carrying value of the bond to its market value at December 31, 2015. This loss is reported as other income (loss) on our income statement. The unrealized loss for the other issuer relates to rises in interest rates which resulted in a lower market price for that security. This investment has not been in a loss position for more than twelve months. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. At December 31, 2015, the length of time until maturity of these securities ranged from 35 to 46 months.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The cost and fair value of our investments that are being accounted for as available-for-sale securities, and the related gross unrealized loss reflected in accumulated other comprehensive income (loss), were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of December 31, 2015:
Long-term Investments:
Equity investments	$3,876	$435	$--	$4,311

As of December 31, 2014:
Long-term Investments:
Equity investments	$3,708	$--	$(376)	$3,332

Our accumulated other comprehensive income (loss) is comprised solely of unrealized losses on our available-for-sale securities, net of tax.

(3)	Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license.  The following tables provide information regarding patents and licenses (dollars in thousands):

December 31, 2015			December 31, 2014
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$11,647	15.67	$13,840	$11,302

Aggregate amortization expense for patents and licenses was $345,000, $269,000 and $179,000 for 2015, 2014 and 2013, respectively.  Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2016	$251
2017	$155
2018	$123
2019	$123
2020	$119

 (4)       Line of Credit

We have a $40.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until October 1, 2021. The credit facility is secured by substantially all our inventories, equipment and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent (1.42 percent at December 31, 2015) and is payable monthly. We had no outstanding borrowings under the credit facility at December 31, 2015 or 2014.  At any time during the term, we may convert any or all outstanding amounts under the credit facility to a term loan with a maturity of two years. Our ability to borrow funds under the credit facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization.  At December 31, 2015, we were in compliance with all of those covenants.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(5)       Income Taxes

The items comprising income tax expense are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Current — Federal	$11,848	$12,626	$12,541
— State	1,528	1,585	1,065
	13,376	14,211	13,606

Deferred — Federal	(1,364)	31	(1,063)
— State	(67)	(29)	140
	(1,431)	2	(923)
Total income tax expense	$11,945	$14,213	$12,683

Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Benefit plans	$1,958	$1,535
Inventories	473	483
Other	733	158
Total deferred tax assets	$3,164	$2,176
Deferred tax liabilities:
Property, plant and equipment	$9,585	$9,648
Patents and goodwill	2,897	2,926
Other	91	158
Total deferred tax liabilities	$12,573	$12,732

Net deferred tax liability	$9,409	$10,556

Balance Sheet classification:
Non-current deferred income tax liability	$9,989	$11,129
Current deferred income tax asset	580	573
Net deferred tax liability	$9,409	$10,556

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2015	2014	2013
Income tax expense at the statutory federal income tax rate	$14,304	$14,707	$13,743
Increase (decrease) resulting from:
State income taxes	882	934	770
Section 199 manufacturing deduction	(1,383)	(1,290)	(1,307)
R&D tax credits	(2,254)	(393)	(626)
Other, net	396	255	103
Total income tax expense	$11,945	$14,213	$12,683

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by ASC 740 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2013	$541
Increase in tax positions for prior years	11
Increase in tax positions for current year	0
Lapse in statutes of limitation	(206)
Gross unrecognized tax benefits at December 31, 2013	$346
Increase in tax positions for prior years	6
Increase in tax positions for current year	0
Lapse in statutes of limitation	(223)
Gross unrecognized tax benefits at December 31, 2014	$129
Increase in tax positions for prior years	122
Increase in tax positions for current year	0
Lapse in statutes of limitation	(131)
Gross unrecognized tax benefits at December 31, 2015	$120

As of December 31, 2015 all of the unrecognized tax benefits, which were comprised of uncertain tax positions, would impact the effective tax rate if recognized. Unrecognized tax benefits that are affected by statutes of limitation that expire within the next 12 months are immaterial.

We are subject to United States federal income tax as well as to income tax of multiple state jurisdictions.  We have concluded all United States federal income tax matters for years through 2010.  In 2015, the Internal Revenue Service, or IRS, began examining certain of our United States federal income tax returns for 2011, 2012 and 2013. All material state and local income tax matters have been concluded for years through 2011.

We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $9,000 and $21,000 at December 31, 2014 and 2013, respectively. Tax expense for the year ended December 31, 2015, 2014 and 2013 included a net interest benefit of $9,000, $12,000 and $5,400, respectively.

In the fourth quarter of 2015, we recorded tax credits for our R&D expenditures totaling $2.3 million.  These credits reflected amounts for the full year 2015 following the extension of the R&D tax credit laws in December. This amount also included an adjustment for recalculation of these tax credits from prior years resulting from a new regulation issued by the Treasury Department which favorably impacted the benefits provided to the Company under these rules.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(6)       Stockholders’ Equity

Our Board of Directors has at various times authorized repurchases of our stock in open-market or privately-negotiated transactions at such times and at such prices as management may from time to time determine. On August 16, 2011, our Board of Directors adopted a stock repurchase program pursuant to which we could have repurchased up to 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions. All shares of common stock under this program were repurchased. On May 21, 2015 our Board of Directors adopted a new stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions.  This program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2015, 234,782 shares remained available for repurchase under this program. We repurchased 89,862, 74,746 and 36,666 shares during 2015, 2014 and 2013, respectively.

We have increased our quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased to $.64 per share in September 2013, to $.75 per share in September 2014 and to $.90 per share in September 2015.  Holders of our stock units earned non-cash dividends of $45,000 in 2015, $33,000 in 2014 and $29,000 in 2013.

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

(7)      Income Per Share

The following is the computation of basic and diluted income per share:

	Year ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Net Income	$28,925	$27,808	$26,582

Weighted average basic shares outstanding	1,846	1,958	2,010
Add: Effect of dilutive securities	24	17	7
Weighted average diluted shares outstanding	1,870	1,975	2,017

Net Income per share
Basic	$15.67	$14.20	$13.22
Diluted	$15.47	$14.08	$13.18

As required by ASC 260, Earnings per Share, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic income per share pursuant to the two-class method.

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method.  Dilutive securities representing eight shares of common stock for the year ended December 31, 2014 were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

 (8)       Stock Plans

At December 31, 2015, we had three stock-based compensation plans which are described more fully below. We account for our plans under ASC 718, and the disclosures that follow are based on applying ASC 718. ASC 718 requires that cash flows from the use of stock-based compensation resulting from tax benefits in excess of recognized compensation cost (excess tax benefits) be classified as financing cash flows. We recorded $156,000, $168,000 and $15,000 of such excess tax benefits as financing cash flows in 2015, 2014 and 2013, respectively.

Our Amended and Restated 2006 Equity Incentive Plan, or 2006 Plan, provides for awards to key employees, non-employee directors and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance shares and other stock-based awards. Under the 2006 Plan, 200,000 shares, in the aggregate, of common stock have been reserved for awards. The purchase price of shares issued on the exercise of options must be at least equal to the fair market value of such shares on the date of grant.  The options granted become exercisable and expire as determined by the Compensation Committee.  As of December 31, 2015, there remained 52,936 shares for future stock-based awards under the 2006 Plan.

In May 2007, we adopted our Deferred Compensation Plan for Non-Employee Directors (as amended, the “Deferred Compensation Plan”), and 2,500 shares of our common stock were initially reserved for issuance thereunder. This plan allows our non-employee directors to elect to receive stock units in lieu of all or part of the cash fees they are receiving for their services as directors.  On the first business day of each calendar year, each participating non-employee director is credited with a number of stock units determined on the basis of the foregone cash fees and the closing price of our common stock on the next preceding date on which shares of our stock were traded.  The stock units are converted to shares of our common stock on a one-for-one basis at a future date as elected in advance by the director, but no later than the January following the year in which the director ceases to serve on the Board of Directors, and the shares are delivered to the director.   As of December 31, 2015, there remained 1,583 shares of common stock reserved for issuance upon the conversion of stock units which may be credited in the future to non-employee directors.

In May 2007, we also adopted our Non-Employee Director Stock Purchase Plan, (as amended, the “Director Stock Purchase Plan”), and 2,500 shares of our common stock were initially reserved for issuance thereunder. Under this plan, our non-employee directors may elect to receive on the first business day of the calendar year fully-vested stock and restricted stock in lieu of some or all of their fees payable to them during such year. The foregone fees are converted into shares of fully-vested stock and restricted stock on the first business day of such calendar year based on the closing price of our common stock on the next preceding date on which shares of our stock were traded. The restricted stock vests in equal amounts on the first day of the next three succeeding calendar quarters provided the non-employee director is then serving on our Board of Directors. As of December 31, 2015, there remained 1,126 shares reserved for issuance under such plan.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A summary of stock option transactions for the year ended December 31, 2015 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2014	50,000	$204.76
Granted	--	--
Exercised	--	--
Outstanding at December 31, 2015	50,000	$204.76	2.9 years
Exercisable at December 31, 2015	35,000	$201.43	2.8 years

All nonvested options outstanding at December 31, 2015 are expected to vest.  We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. None of our grants includes performance-based or market-based vesting conditions.  The expected life represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The fair value of stock-based payments, funded with options, is valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history. We base the risk-free interest rate using the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term. We base the dividend yield used in the Black-Scholes valuation method on our dividend history.

There were no options granted in 2015, 2014 or 2013.  There were no options exercised in 2015 and 2014.  The total intrinsic values of options outstanding and options currently exercisable at December 31, 2015, were $8.8 million and $6.3 million, respectively.

During 2015, no shares of restricted stock were awarded under the 2006 Plan.  Under the terms of our restricted stock awards, the restrictions usually lapse over a five-year period. During the vesting period, holders of restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Nonvested shares are generally forfeited on termination of employment unless otherwise provided in the participant’s employment agreement or the termination is in connection with a change in control.  A summary of changes in nonvested restricted stock for the year ended December 31, 2015 is presented below:

Nonvested Shares	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at December 31, 2014	7,500	$209.42
Granted in 2015	--	--
Vested in 2015	(3,000)	$204.76
Restricted stock at December 31, 2015	4,500	$212.53

All shares of nonvested restricted stock outstanding at December 31, 2015 are expected to vest. The total fair value of restricted stock vested during 2015, 2014 and 2013 was $1,086,000, $1,372,000 and $633,000, respectively.

During 2015, restricted stock units were awarded to certain employees under the 2006 Plan.  All of our restricted stock units are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Nonvested stock units are generally forfeited on termination of employment unless the termination is in connection with a change in control. During the vesting period, holders of all restricted stock units earn dividends in the form of additional units.   During 2015, one non-employee director elected to receive stock units in lieu of a portion of his cash fees for his services as a member of the Board of Directors.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A summary of changes in stock units for the year ended December 31, 2015, is presented below:

Nonvested Stock Units	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Director’s Stock Units	Weighted Average Award Date Fair Value Per Unit
Nonvested at December 31, 2014	14,858	$222.81	--
Granted	570	$391.06	15	$348.16
Vested	--		(15)	$348.16
Nonvested at December 31, 2015	15,428	$229.02	--

All nonvested restricted stock units at December 31, 2015 are expected to vest.  The total intrinsic value of all outstanding stock units which were not convertible at December 31, 2015, including 433 stock units held for the accounts of non-employee directors, was $6,046,000.  The total fair value of directors’ stock units that vested and were converted was $5,000 during 2015 and $8,000 during each of 2014 and 2013.

Stock awards that vested immediately were awarded under the 2006 Plan to non-employee directors totaling $240,000 in value in each of 2015 and 2014, and $120,000 in 2013.  Compensation related to stock awards, restricted stock and stock units is based on the fair market value of the stock on the date of the award. These fair values are then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. Compensation related to stock options is based on the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. For the years ended December 31, 2015, 2014 and 2013, we recorded stock-based compensation expense as a G&A expense in the amount of $1,841,000, $2,209,000 and $1,586,000, respectively, for all of the above mentioned stock-based compensation arrangements. The total tax benefit recognized in the income statement from stock-based compensation arrangements for the years ended December 31, 2015, 2014 and 2013, was $644,000, $773,000 and $555,000, respectively.

Unrecognized compensation cost information for our various stock-based compensation types is shown below as of December 31, 2015:

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$362,000	1.2
Restricted stock	584,000	1.2
Restricted stock units	1,134,000	3.0
Total	$2,080,000

We have a policy of utilizing treasury shares to satisfy stock option exercises, stock unit conversions and restricted stock awards.

(9) Industry Segment and Geographic Information

We operate in one reportable industry segment: developing and manufacturing products primarily for medical applications and have no foreign operating subsidiaries.  We have other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of our medical products segment. Our revenues from sales to customers outside the United States totaled approximately 35 percent of our net revenues in 2015, and 42 percent in each of 2014 and 2013. In 2015, we saw a shift in the percentage of our international sales that was driven in large part by a customer's decision to build its new facility in the United States. We have no assets located outside the United States.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A summary of revenues by geographic area, based on shipping destination, for 2015, 2014 and 2013 is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
United States	$94,840	$81,971	$75,997
Canada	2,062	11,655	15,114
Other countries less than 10% of revenues	48,830	47,136	40,882
Total	$145,733	$140,762	$131,993

A summary of revenues by product line for 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013

Fluid Delivery	$60,630	$57,905	$51,289
Cardiovascular	46,463	43,001	40,182
Ophthalmology	18,253	19,329	20,736
Other	20,387	20,527	19,786
Total	$145,733	$140,762	$131,993

(10)           Employee Retirement and Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. We make a matching contribution to the plan. Our contributions under this plan were $645,000, $600,000 and $561,000 in 2015, 2014 and 2013, respectively.

(11)           Commitments and Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrue for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of December 31, 2015, the Company had no ongoing litigation or arbitration for such matters.

We had a dispute which was favorably settled in the third quarter of 2007. This settlement was amended in December 2008.  The amended settlement agreement provides that we may receive annual payments from 2009 through 2024. We have not recorded $4.5 million in potential future payments under this settlement as of December 31, 2015 due to the uncertainty of payment.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them.  Termination under such circumstances at December 31, 2015 could have resulted in payments aggregating $6.0 million.

(12)           Quarterly Financial Data (Unaudited):

Quarter Ended	Operating Revenue	Operating Income	Net Income	Income Per Basic Share	Income Per Diluted Share
(In thousands, except per share amounts)
03/31/15	$38,324	$11,486	$7,602	$4.05	$4.01
06/30/15	37,655	11,120	7,474	4.04	3.99
09/30/15	37,381	11,573	7,799	4.25	4.19
12/31/15	32,372	8,330	6,050	3.32	3.27

03/31/14	$36,419	$10,700	$7,201	$3.63	$3.61
06/30/14	35,025	10,257	6,882	3.51	3.48
09/30/14	36,625	11,226	7,685	3.94	3.91
12/31/14	32,693	8,632	6,040	3.11	3.08

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, were effective as of December 31, 2015. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of its audit, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited the internal control over financial reporting of Atrion Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 10, 2016, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 10, 2016

ITEM 9B.   OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2015 that was not reported.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Part III is omitted from this Form 10-K and is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders which we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2015.

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be filed in connection with our 2016 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed in connection with our 2016 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2016 annual meeting of stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the section entitled “Securities Ownership” in our definitive proxy statement to be filed in connection with our 2016 annual meeting of stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	65,428	$204.76	(2)	52,936
Equity compensation plans not approved by security holders(3)	433	-		2,709	(4)
Total	65,861	$204.76		55,646

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

(4)
The Deferred Compensation Plan and the Director Stock Purchase Plan do not provide for a specified limit on the number of shares of our common stock that may be issued thereunder.  The 2,709 shares shown as available for future issuance (1,583 shares under the Deferred Compensation Plan and 1,126 shares under the Director Stock Purchase Plan) reflect the number of shares initially reserved, in the aggregate, for issuance under those plans less the number of shares of our common stock issued or to be issued with respect to stock units that have been credited to non-employee directors' stock unit accounts  under the Deferred Compensation Plan and our stock that has been purchased under the Director Stock Purchase Plan on or before December 31, 2015.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2016 annual meeting of stockholders.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2016 annual meeting of stockholders.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report on Form 10-K:
	1.	Financial Statements of the Company:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders Equity

	2.	Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts

	Allowance for Doubtful Receivables
	December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$22	$86	$47
Additions charged to expense	33	13	69
Deductions from reserve	(5)	(78)	(29)
Recovery	-	1	(1)
Ending balance	$50	$22	$86

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

3.	Exhibits. Reference as made to Item 15(b) of this report on Form 10-K.

(b)	Exhibits

Exhibit No.	Description
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on August 14, 2013) (2)
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on May 26, 2011) (7)
10f*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (8)
10g*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (9)

10h*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (13)
10l*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (14)
10m*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (15)
10n*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (16)
10o*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (17)
10p*	Form of Indemnification Agreement for Directors and Executive Officers (18)
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

10x	Seventh Amendment to Loan and Security Agreement and Loan Increase Agreement dated as of June 11, 2015 (26)
10y	Seventh Amendment to Line of Credit Promissory Note dated as of June 11, 2015 (27)
13.1	Stock Performance Graph (28)
21	Subsidiaries of Atrion Corporation as of December 31, 2015 (28)
23	Consent of Grant Thornton LLP (28)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (28)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (28)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (28)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (28)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes

(1)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed August 20, 2013.
(3)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 29, 2013.
(4)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation filed May 12, 2000.
(5)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.
(6)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.
(7)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed on August 4, 2011.
(8)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(9)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(10)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(11)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(12)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(13)	Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation filed March 13, 2009.
(14)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).
(15)	Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(17)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.
(18)	Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 11, 2013.
(19)	Incorporated by reference to Exhibit (b)(i) to Schedule 13E-4 of Atrion Corporation filed November 17, 1999.
(20)	Incorporated by reference to Exhibit (b)(3) to Schedule TO-I of Atrion Corporation filed March 18, 2003.
(21)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(22)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed November 2, 2011.

(23)	Incorporated by reference to Exhibit 10.7 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(24)	Incorporated by reference to Exhibit 10.8 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(25)	Incorporated by reference to Exhibit 10.9 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(26)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2015.
(27)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed August 4, 2015.
(28)	Filed herewith.

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
President and Chief xecutive Officer

Dated: March 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Battat	President and Chief Executive	March 10, 2016
David A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	March 10, 2016
Jeffery Strickland	Secretary-Treasurer (Principal Financial nd Accounting Officer)

/s/ Emile A Battat	Chairman	March 10, 2016
Emile A Battat

/s/ Hugh J. Morgan, Jr.	Director	March 10, 2016
Hugh J. Morgan, Jr.

/s/ Roger F. Stebbing	Director	March 10, 2016
Roger F. Stebbing

/s/ John P. Stupp, Jr.	Director	March 10, 2016
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	March 10, 2016
Ronald N. Spaulding

Exhibit Index

Exhibit No.	Description
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on August 14, 2013) (2)
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on May 26, 2011) (7)
10f*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (8)
10g*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (9)
10h*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (13)
10l*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (14)
10m*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (15)
10n*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (16)
10o*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (17)
10p*	Form of Indemnification Agreement for Directors and Executive Officers (18)
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

10x	Seventh Amendment to Loan and Security Agreement and Loan Increase Agreement dated as of June 11, 2015 (26)
10y	Seventh Amendment to Line of Credit Promissory Note dated as of June 11, 2015 (27)
13.1	Stock Performance Graph (28)
21	Subsidiaries of Atrion Corporation as of December 31, 2015 (28)
23	Consent of Grant Thornton LLP (28)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (28)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (28)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (28)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (28)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes

(1)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed August 20, 2013.
(3)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 29, 2013.
(4)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation filed May 12, 2000.
(5)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.
(6)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.
(7)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed on August 4, 2011.
(8)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(9)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(10)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(11)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(12)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(13)	Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation filed March 13, 2009.
(14)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).

(15)	Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(17)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.
(18)	Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 11, 2013.
(19)	Incorporated by reference to Exhibit (b)(i) to Schedule 13E-4 of Atrion Corporation filed November 17, 1999.
(20)	Incorporated by reference to Exhibit (b)(3) to Schedule TO-I of Atrion Corporation filed March 18, 2003.
(21)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(22)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(23)	Incorporated by reference to Exhibit 10.7 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(24)	Incorporated by reference to Exhibit 10.8 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(25)	Incorporated by reference to Exhibit 10.9 to Form 10-Q of Atrion Corporation filed November 2, 2011.
(26)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2015.
(27)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed August 4, 2015.
(28)	Filed herewith.

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