Form 10-Q
period 2016-03-31
ATRION CORP
filed 2016-05-05
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2016
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-10763

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 20, 2016
Common stock, Par Value $0.10 per share	1,820,402

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Revenues	$36,215	$38,324
Cost of goods sold	18,650	19,800
Gross profit	17,565	18,524
Operating expenses:
Selling	1,735	1,520
General and administrative	3,949	3,958
Research and development	1,416	1,560
	7,100	7,038
Operating income	10,465	11,486

Interest income	123	177
Other income (expense), net	(345)	-
Income before provision for income taxes	10,243	11,663
Provision for income taxes	(3,298)	(4,061)

Net income	$6,945	$7,602

Net income per basic share	$3.81	$4.05
Weighted average basic shares outstanding	1,823	1,875

Net income per diluted share	$3.76	$4.01
Weighted average diluted shares outstanding	1,849	1,895
Dividends per common share	0.90	0.75

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended March 31,
	2016	2015
	(In thousands)

Net Income	$6,945	$7,602

Other Comprehensive income (loss):
Unrealized income (loss) on investments, net of tax benefit of $37 in 2016 and net of tax expense of $62 in 2015	(68)	114
Comprehensive Income	$6,877	$7,716

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
Assets	March 31, 2016	December 31, 2015
	(in thousands)
Current assets:
Cash and cash equivalents	$27,947	$28,346
Short-term investments	39	44
Accounts receivable	21,717	16,620
Inventories	30,468	29,771
Prepaid expenses and other current assets	1,372	2,934
Deferred income taxes	580	580
	82,123	78,295

Long-term investments	11,092	9,866

Property, plant and equipment	153,660	150,807
Less accumulated depreciation and amortization	89,548	87,493
	64,112	63,314

Other assets and deferred charges:
Patents	2,131	2,193
Goodwill	9,730	9,730
Other	999	938
	12,860	12,861

Total assets	$170,187	$164,336
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,500	$8,987
Accrued income and other taxes	2,538	329
	11,038	9,316

Line of credit	--	--

Other non-current liabilities	10,597	10,922

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	36,447	35,945
Accumulated other comprehensive income	215	283
Retained earnings	224,810	219,516
Treasury shares,1,600 at March 31, 2016 and 1,596 at December 31, 2015, at cost	(113,262)	(111,988)
Total stockholders’ equity	148,552	144,098

Total liabilities and stockholders’ equity	$170,187	$164,336

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$6,945	$7,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,212	2,170
Deferred income taxes	(168)	412
Stock-based compensation	491	405
Impairment of investment	345	--
Net change in accrued interest, premiums, and discounts
on investments	5	(98)
	9,830	10,491

Changes in operating assets and liabilities:
Accounts receivable	(5,097)	(4,445)
Inventories	(697)	1,275
Prepaid expenses	1,562	3,320
Other non-current assets	(62)	(166)
Accounts payable and accrued liabilities	(487)	(3,280)
Accrued income and other taxes	2,209	454
Other non-current liabilities	(120)	96
	7,138	7,745

Cash flows from investing activities:
Property, plant and equipment additions	(2,947)	(2,661)
Purchase of investments	(1,676)	--
Proceeds from maturities of investments	--	8,400
	(4,623)	5,739

Cash flows from financing activities:
Purchase of treasury stock	(1,276)	(16,985)
Dividends paid	(1,638)	(1,403)
	(2,914)	(18,388)

Net change in cash and cash equivalents	(399)	(4,904)
Cash and cash equivalents at beginning of period	28,346	20,775
Cash and cash equivalents at end of period	$27,947	$15,871

Cash paid for:
Income taxes	$104	$87

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Retained Earnings	Total
Balances, December 31, 2015	1,824	$342	1,596	$(111,988)	$35,945	$283	$219,516	$144,098

Net income							6,945	6,945
Other comprehensive income						(68)		(68)
Stock-based compensation transactions					502			502
Purchase of treasury stock	(4)		4	(1,274)				(1,274)
Dividends							(1,651)	(1,651)
Balances, March 31, 2016	1,820	$342	1,600	$(113,262)	$36,447	$215	$224,810	$148,552

The accompanying notes are an integral part of these financial statements.

  ATRION CORPORATION AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("2015 Form 10-K").  References herein to "Atrion," the "Company," "we," "our," and "us" refer to Atrion Corporation and its subsidiaries.

(2)           Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$13,230	$12,775
Work in process	7,182	6,557
Finished goods	10,056	10,439
Total inventories	$30,468	$29,771

(3)           Income per share
The following is the computation for basic and diluted income per share:

	Three months ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Net income	$6,945	$7,602

Weighted average basic shares outstanding	1,823	1,875
Add: Effect of dilutive securities	26	20
Weighted average diluted shares outstanding	1,849	1,895

Earnings per share:
Basic	$3.81	$4.05
Diluted	$3.76	$4.01

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. No shares of common stock for the quarters ended March 31, 2016 or March 31, 2015 were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)           Investments
As of March 31, 2016, we held certain investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments and are all considered to be held-to-maturity securities. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of March 31, 2016 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$39	$--	$--	$39

Long-term Investments
Corporate bonds	$5,210	$1	$--	$5,211

The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of December 31, 2015 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$44	$--	$--	$44

Long-term Investments
Corporate bonds	$5,555	$--	$(30)	$5,525

The above long-term corporate bonds represent investments in two issuers at March 31, 2016. One of these bonds experienced a significant decline in market value resulting from a major economic decline in its industry. In the fourth quarter of 2015, we determined based upon disclosures by the issuer that, more likely than not, we would be required to sell or exchange the bond before recovery of its amortized cost.  Therefore, we then recorded an impairment loss on this long-term corporate bond reducing the carrying value of the bond to its market value at December 31, 2015. In the first quarter of 2016, this corporate bond experienced further declines. Therefore, we recorded an impairment loss on this bond of $345,000 reducing the carrying value of the bond to its market value at March 31, 2016. This loss is reported as other income (expense) on our income statement. The investment in the other issuer has not been in a loss position since December 31, 2015. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2016, the length of time until maturity of these securities ranged from 32 months to 43 months.

The cost and fair value of our investments that are being accounted for as available-for-sale securities, and the related gross unrealized gain reflected in accumulated other comprehensive income, were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of March 31, 2016:
Long-term Investments:
Equity investments	$5,552	$330	$--	$5,882

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of December 31, 2015:
Long-term Investments:
Equity investments	$3,876	$435	$--	$4311

(5)           Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 but early application is permitted and the guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We do not anticipate a material impact on our consolidated financial statements at the time of adoption of this new standard.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the impact of ASU 2014-09 on our consolidated financial statements.

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

For the three months ended March 31, 2016, we reported revenues of $36.2 million, operating income of $10.5 million and net income of $6.9 million, down 5.5 percent, 8.9 percent and 8.6 percent, respectively, from the three months ended March 31, 2015.

Results for the three months ended March 31, 2016

Consolidated net income totaled $6.9 million, or $3.81 per basic and $3.76 per diluted share, in the first quarter of 2016. This is compared with consolidated net income of $7.6 million, or $4.05 per basic and $4.01 per diluted share, in the first quarter of 2015. The income per basic share computations are based on weighted average basic shares outstanding of 1,823,000 in the 2016 period and 1,875,000 in the 2015 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,849,000 in the 2016 period and 1,895,000 in the 2015 period.

Consolidated revenues of $36.2 million for the first quarter of 2016 were 5.5 percent lower than revenues of $38.3 million for the first quarter of 2015. Revenues were impacted by the strong U.S. dollar, as well as by the commoditization of an ophthalmic product.

Revenues by product line were as follows (in thousands):

	Three Months ended March 31,
	2016	2015

Fluid Delivery	$15,689	$15,894
Cardiovascular	11,714	11,936
Ophthalmology	3,471	5,199
Other	5,341	5,295
Total	$36,215	$38,324

Cost of goods sold of $18.7 million for the first quarter of 2016 was $1.2 million lower than in the comparable 2015 period. The primary contributors to the decrease in our cost of goods sold were decreased sales, the impact of continued cost improvement initiatives and the suspension of the medical device excise tax. In December 2015, as part of the Omnibus Appropriations Act, collection of the medical device excise tax was suspended for 2016 and 2017. Our cost of goods sold in the first quarter of 2016 was 51.5 percent of revenues compared with 51.7 percent of revenues in the first quarter of 2015.

Gross profit of $17.6 million in the first quarter of 2016 was $959,000, or 5.2 percent, lower than in the comparable 2015 period. Our gross profit percentage in the first quarter of 2016 was 48.5 percent of revenues compared with 48.3 percent of revenues in the first quarter of 2015. The increase in gross profit percentage in the 2016 period compared to the 2015 period was primarily attributable to the suspension of the medical device excise tax.

Our first quarter 2016 operating expenses of $7.1 million were $62,000 higher than the operating expenses for the first quarter of 2015. This increase was comprised of a $215,000 increase in Selling expenses partially offset by a $144,000 decrease in Research and Development, or R&D, expenses and a $9,000 decrease in General and Administrative, or G&A, expenses. The increase in Selling expenses was primarily attributable to market research costs, compensation and outside services. The decrease in R&D costs was primarily attributable to decreased supplies and outside services. The decrease in G&A expenses for the first quarter of 2016 was primarily attributable to decreased compensation partially offset by increased outside services and depreciation.

Operating income in the first quarter of 2016 decreased $1.0 million to $10.5 million, an 8.9 percent decrease from our operating income in the quarter ended March 31, 2015. Operating income was 28.9 percent of revenues in the first quarter of 2016 compared to 30.0 percent of revenues in the first quarter of 2015. The major contributor to the decrease in operating income for the first quarter of 2016 was the previously mentioned decrease in revenues.

Interest income in the first quarter of 2016 was $123,000, compared with $177,000 in the first quarter of 2015. Reduced levels of investments and lower interest rates were the primary reasons for the reductions in 2016.

Other income (expense) is primarily related to an impairment loss on one of our long-term corporate bonds. In the fourth quarter of 2015, we determined that, more likely than not, we would be required to sell or exchange the bond before recovery of its amortized cost. Therefore, we recorded an impairment on this long-term corporate bond reducing the carrying value of the bond to its market value at December 31, 2015. In the first quarter of 2016, the market value of this corporate bond experienced further declines. Therefore, we recorded an impairment loss on this bond of $345,000 reducing the carrying value of the bond to its market value at March 31, 2016.

Income tax expense for the first quarter of 2016 was $3.3 million compared to income tax expense of $4.1 million for the same period in the prior year. The effective tax rate for the first quarter of 2016 was 32.2 percent, compared with 34.8 percent for the first quarter of 2015. The lower first quarter 2016 effective rate benefited primarily from the extension of the R&D tax credit in December 2015.  The R&D tax credit was extended during the fourth quarter of 2015, and the unavailability of the R&D tax credits for the first quarter of 2015 resulted in a higher effective tax rate in that quarter. We expect the effective tax rate for the remainder of 2016 to be approximately 33.5 percent.

Liquidity and Capital Resources
We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. Effective June 11, 2015, our revolving credit facility was amended to extend the date until which the lender is obligated to make advances under the revolving line of credit to October 1, 2021 and, assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit to term loans with a term of up to two years.  We had no outstanding borrowings under our credit facility at March 31, 2016 or at December 31, 2015. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At March 31, 2016, we were in compliance with all financial covenants.

At March 31, 2016, we had a total of $39.1 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $822,000 from December 31, 2015.

Cash flows from operating activities for the three months ended March 31, 2016 were $7.1 million and primarily consisted of net income of $6.9 million and non-cash items of $2.9 million, partially offset by a net decrease in operating assets and liabilities of $2.7 million. During the first quarter of 2016, we expended $2.9 million for the addition of property and equipment, $1.7 for the purchase of investments, $1.3 million for purchases of treasury stock under our stock repurchase program and $1.6 million for dividends.

At March 31, 2016, we had working capital of $71.1 million, including $27.9 million in cash and cash equivalents and $39,000 in short-term investments. The $2.1 million increase in working capital during the first quarter of 2016 was primarily attributable to increases in accounts receivable and inventories. This increase was partially offset by increases in accrued income and other taxes and decreases in prepaid expenses. The increase in accounts receivable was primarily attributable to increased revenues for the first quarter of 2016 as compared with the fourth quarter of 2015.The increase in inventories was primarily related to higher safety stock levels necessary to support anticipated revenues  The decrease in prepaid expenses was primarily attributable to federal income tax payments. The increase in accrued income and other taxes was primarily attributable to current federal tax obligations.

We believe that our $39.1 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2016.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2016, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, our access to equity and debt financing, and the increase in cash, cash equivalents, and investments in the remainder of 2016. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2016, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2015 Form 10-K.

Item 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                 Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.              Risk Factors

There were no material changes to the risk factors disclosed in our 2015 Form 10-K.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2016 through 1/31/2016	-	-	-	-
2/1/2016 through 2/28/2016	-	-	-	-
3/1/2016 through 3/31/2016	3,427	$372.24	3,427	231,355
Total	3,427	$372.24	3,427	231,355

(1)
On May 21, 2015, our Board of Directors approved a new stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions.  Our stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

Item 6.                 Exhibits

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

31.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

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

Atrion Corporation

Date: May 4, 2016	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: May 4, 2016	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

Exhibit Index

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

31.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document