Form 10-Q
period 2016-06-30
ATRION CORP
filed 2016-08-09
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]
Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2016
or
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

Large accelerated filer ☐                 Accelerated filer ☒                 Non-accelerated filer ☐               Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 15, 2016
Common stock, Par Value $0.10 per share	1,824,280

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues	$36,143	$37,655	$72,358	$75,979
Cost of goods sold	18,928	18,871	37,578	38,671
Gross profit	17,215	18,784	34,780	37,308
Operating expenses:
Selling	1,664	1,682	3,400	3,203
General and administrative	3,880	4,313	7,829	8,271
Research and development	1,597	1,669	3,012	3,228
	7,141	7,664	14,241	14,702
Operating income	10,074	11,120	20,539	22,606

Interest income	85	328	208	505
Other income (expense), net	36	--	(309)	--

Income before provision for income taxes	10,195	11,448	20,438	23,111
Provision for income taxes	(2,745)	(3,974)	(6,042)	(8,036)

Net income	$7,450	$7,474	$14,396	$15,075

Net income per basic share	$4.09	$4.04	$7.90	$8.10
Weighted average basic shares outstanding	1,822	1,850	1,823	1,862

Net income per diluted share	$4.02	$3.99	$7.76	$8.00
Weighted average diluted shares outstanding	1,853	1,872	1,855	1,884

Dividends per common share	$0.90	$0.75	$1.80	$1.50

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Net Income	$7,450	$7,474	$14,396	$15,075

Other Comprehensive Income (Loss): Unrealized income (loss) on investments, net of tax (benefit) expense of ($136), $117, ($172) and $179	(252)	218	(321)	333

Comprehensive Income	$7,198	$7,692	$14,075	$15,408

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	June 30, 2016	December 31, 2015
	(in thousands)
Current assets:
Cash and cash equivalents	$30,817	$28,346
Short-term investments	6	44
Accounts receivable	18,833	16,620
Inventories	31,167	29,771
Prepaid expenses and other current assets	3,815	2,934
Deferred income taxes	580	580
	85,218	78,295

Long-term investments	10,617	9,866

Property, plant and equipment	155,772	150,807
Less accumulated depreciation and amortization	91,483	87,493
	64,289	63,314

Other assets and deferred charges:
Patents	2,068	2,193
Goodwill	9,730	9,730
Other	1,067	938
	12,865	12,861

Total assets	$172,989	$164,336
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,576	$8,987
Accrued income and other taxes	660	329
	8,236	9,316

Line of credit	--	--

Other non-current liabilities	11,167	10,922

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized10,000 shares, issued 3,420 shares	342	342
Paid-in capital	36,945	35,945
Accumulated other comprehensive income (loss)	(38)	283
Retained earnings	230,611	219,516
Treasury shares,1,596 at June 30, 2016 and 1,582 at December 31, 2015, at cost	(114,274)	(111,988)
Total stockholders’ equity	153,586	144,098

Total liabilities and stockholders’ equity	$172,989	$164,336

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$14,396	$15,075
Adjustments to reconcile net income tonet cash provided by operating activities:
Depreciation and amortization	4,442	4,503
Deferred income taxes	225	524
Stock-based compensation	1,081	1,054
Bond impairment	345	--
Net change in accrued interest, premiums, and discounts
on investments	38	106
Other	--	17
	20,527	21,279

Changes in operating assets and liabilities:
Accounts receivable	(2,213)	(4,286)
Inventories	(1,396)	569
Prepaid expenses	(881)	1,766
Other non-current assets	(130)	(263)
Accounts payable and accrued liabilities	(1,411)	(1,091)
Accrued income and other taxes	331	(117)
Other non-current liabilities	193	65
	15,020	17,922

Cash flows from investing activities:
Property, plant and equipment additions	(5,292)	(4,658)
Purchase of investments	(6,799)	--
Proceeds from sale of investments	210	--
Proceeds from maturities of investments	5,000	13,400
	(6,881)	8,742

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(1,112)	(155)
Tax benefit related to stock-based compensation	--	150
Purchase of treasury stock	(1,276)	(25,072)
Dividends paid	(3,280)	(2,782)
	(5,668)	(27,859)

Net change in cash and cash equivalents	2,471	(1,195)
Cash and cash equivalents at beginning of period	28,346	20,775
Cash and cash equivalents at end of period	$30,817	$19,580

Cash paid for:
Income taxes	$5,860	$5,138
The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, December 31, 2015	1,824	$342	1,596	$(111,988)	$35,945	$283	$219,516	$144,098

Net income							14,396	14,396
Other comprehensive income (loss)						(321)		(321)
Stock-based compensation transactions	7		(7)	102	1,000			1,102
Shares surrendered in stock transactions	(3)		3	(1,112)				(1,112)
Purchase of treasury stock	(4)		4	(1,276)				(1,276)
Dividends							(3,301)	(3,301)
Balances, June 30, 2016	1,824	$342	1,596	$(114,274)	$36,945	$(38)	$230,611	$153,586

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

(2)          Inventories
Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$13,629	$12,775
Work in process	7,278	6,557
Finished goods	10,260	10,439
Total inventories	$31,167	$29,771

(3)          Income per share
The following is the computation for basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income	$7,450	$7,474	$14,396	$15,075
Weighted average basic shares outstanding	1,822	1,850	1,823	1,862
Add: Effect of dilutive securities	31	22	32	22
Weighted average diluted shares outstanding	1,853	1,872	1,855	1,884
Earnings per share:
Basic	$4.09	$4.04	$7.90	$8.10
Diluted	$4.02	$3.99	$7.76	$8.00

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 41 and 15 shares of common stock for the quarters ended June 30, 2016 and 2015, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)          Investments
As of June 30, 2016, we held an investment that is required to be measured for disclosure purposes at fair value on a recurring basis. This investment is considered Level 2 investment and is considered to be a held-to-maturity security. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of June 30, 2016 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$6	$--	$--	$6

Long-term Investments
Corporate bonds	$5,000	$19	$--	$5,019

The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of December 31, 2015 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$44	$--	$--	$44

Long-term Investments
Corporate bonds	$5,555	$--	$(30)	$5,525

The above long-term corporate bond represents investment in one issuer at June 30, 2016. At June 30, 2016, the length of time until maturity of this security is 60 months.

During the second quarter of 2016 we sold a long-term corporate bond for which we had taken impairment charges during the fourth quarter of 2015 and first quarter of 2016. This bond was sold at a small gain.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cost and fair value of our Level 1 investments that are being accounted for as available-for-sale securities, and the related gross unrealized gain reflected in accumulated other comprehensive income, were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of June 30, 2016:
Long-term Investments:
Equity investments	$5,675	$--	$(58)	$5,617

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of December 31, 2015:
Long-term Investments:
Equity investments	$3,876	$435	$--	$4,311

 (5)          Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

June 30, 2016			December 31, 2015
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$11,772	15.67	$13,840	$11,647

Aggregate amortization expense for patents and licenses was $63,000 and $152,000 for the three months ended June 30, 2016 and 2015, respectively, and $125,000 and $219,000 for the six months ended June 30, 2016 and 2015, respectively.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2017	$155
2018	$123
2019	$123
2020	$119
2021	$119

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)          Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payments. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance windfalls were recognized to paid-in capital and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. The ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities. These items were previously included as cash flows from financing activities. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We elected to adopt ASU 2016-09 during the second quarter of 2016 and are therefore required to report the impacts as though the ASU had been adopted on January 1, 2016. As a result of the adoption, a tax benefit of $623,000 was recorded in the second quarter of 2016 reflecting the excess tax benefits. The adoption also impacted the computation of diluted shares outstanding for all 2016 reporting periods. First quarter of 2016 net income per diluted share was restated to $3.74 from $3.76. There was no restatement necessary for cash flows from operating activities or cash flows from financing activities in the previous 2016 period. The adoption was on a prospective basis and therefore had no impact on prior years.
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

For the three months ended June 30, 2016, we reported revenues of $36.1 million and operating income of $10.1 million, down 4 percent and 9 percent, respectively, from the three months ended June 30, 2015. Net income for each of the two quarterly periods was $7.5 million. For the six months ended June 30, 2016, we reported revenues of $72.4 million, operating income of $20.5 million and net income of $14.4 million, down 5 percent, 9 percent and 5 percent, respectively, from the six months ended June 30, 2015.

Results for the three months ended June 30, 2016

Consolidated net income totaled $7.5 million, or $4.09 per basic and $4.02 per diluted share, in the second quarter of 2016. This is compared with consolidated net income of $7.5 million, or $4.04 per basic and $3.99 per diluted share, in the second quarter of 2015. The income per basic share computations are based on weighted average basic shares outstanding of 1,822,000 in the 2016 period and 1,850,000 in the 2015 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,853,000 in the 2016 period and 1,872,000 in the 2015 period.

Consolidated revenues of $36.1 million for the second quarter of 2016 were 4 percent lower than revenues of $37.7 million for the second quarter of 2015. Revenues were negatively impacted by the strong U.S. dollar in our international markets, as well as by the commoditization of an ophthalmic product.

Revenues by product line were as follows (in thousands):

	Three Months ended June 30,
	2016	2015

Fluid Delivery	$14,921	$16,334
Cardiovascular	12,546	11,668
Ophthalmology	4,560	5,107
Other	4,116	4,546
Total	$36,143	$37,655

Cost of goods sold of $18.9 million for the second quarter of 2016 was flat as compared to the second quarter of 2015. The impact of decreased sales was offset by increased manufacturing costs. Increased manufacturing support personnel costs, increased supplies and increased repairs were partially offset by reduced utilities, the impact of continued cost improvement projects and the suspension of the medical device excise tax. In December 2015, as part of the Omnibus Appropriations Act, collection of the medical device excise tax was suspended for 2016 and 2017. Our cost of goods sold in the second quarter of 2016 was 52.4 percent of revenues compared with 50.1 percent of revenues in the second quarter of 2015.

Gross profit of $17.2 million in the second quarter of 2016 was $1.6 million, or 9 percent, lower than in the comparable 2015 period. Our gross profit percentage in the second quarter of 2016 was 47.6 percent of revenues compared with 49.9 percent of revenues in the second quarter of 2015. The decrease in gross profit percentage in the 2016 period compared to the 2015 period was primarily related to increased manufacturing support costs mentioned above.

Our second quarter 2016 operating expenses of $7.1 million were $523,000 lower than the operating expenses for the second quarter of 2015. This decrease was attributable to a $72,000 decrease in Research and Development, or R&D, expenses and an $18,000 decrease in Selling expenses along with a $433,000 decrease in General and Administrative, or G&A, expenses. The decrease in R&D costs was primarily related to decreased outside services partially offset by increased compensation costs and increased supplies. The decrease in Selling expenses for the second quarter of 2016 was primarily related to decreased promotion, advertising, depreciation and miscellaneous expenses partially offset by increased outside services and compensation. The decrease in G&A expenses for the second quarter of 2016 was principally attributable to decreased compensation, amortization and travel.

Operating income in the second quarter of 2016 decreased $1.0 million to $10.1 million, a 9 percent decrease from our operating income in the quarter ended June 30, 2015. Operating income was 28 percent of revenues in the second quarter of 2016 and 30 percent of revenues in the second quarter of 2015.

Income tax expense for the second quarter of 2016 was $2.7 million compared to income tax expense of $4.0 million for the same period in the prior year. The effective tax rate for the second quarter of 2016 was 26.7 percent, compared with 34.7 percent for the second quarter of 2015. The second quarter of 2016 had a benefit of $623,000 from the early adoption of Accounting Standards Update 2016-09 regarding the accounting for employee share-based compensation. The adoption was on a prospective basis and therefore had no impact on prior years. We expect the effective tax rate for the remainder of 2016 to be approximately 33.0 percent.

Results for the six months ended June 30, 2016

Consolidated net income totaled $14.4 million, or $7.90 per basic and $7.76 per diluted share, in the first six months of 2016. This is compared with consolidated net income of $15.1 million, or $8.10 per basic and $8.00 per diluted share, in the first six months of 2015. The income per basic share computations are based on weighted average basic shares outstanding of 1,823,000 in the 2016 period and 1,862,000 in the 2015 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,855,000 in the 2016 period and 1,884,000 in the 2015 period.

Consolidated revenues of $72.4 million for the first six months of 2016 were 5 percent lower than revenues of $76.0 million for the first six months of 2015. Revenues were negatively impacted by the strong U.S. dollar in our international markets, as well as by the commoditization of an ophthalmic product.

Revenues by product line were as follows (in thousands):

	Six Months ended June 30,
	2016	2015

Fluid Delivery	$30,610	$32,228
Cardiovascular	24,259	23,604
Ophthalmology	8,031	10,306
Other	9,458	9,841
Total	$72,358	$75,979

Cost of goods sold of $37.6 million for the first six months of 2016 was $1.1 million lower than in the comparable 2015 period. The primary contributors to the decrease in our cost of goods sold were decreased sales, the impact of continued cost improvement initiatives and the suspension of the medical device excise tax partially offset by increased manufacturing support personnel costs, increased supplies and increased repairs. Our cost of goods sold in the first six months of 2016 was 51.9 percent of revenues compared with 50.9 percent of revenues in the first six months of 2015.

Gross profit of $34.8 million in the first six months of 2016 was $2.5 million, or 7 percent, lower than in the comparable 2015 period. Our gross profit percentage in the first six months of 2016 was 48.1 percent of revenues compared with 49.1 percent of revenues in the first six months of 2015. The decrease in gross profit percentage in the 2016 period compared to the 2015 period was primarily related to the increased manufacturing costs mentioned above.

Our first six months 2016 operating expenses of $14.2 million were $461,000 lower than the operating expenses for the first six months of 2015. This decrease was comprised of a $216,000 decrease in R&D expenses, a $442,000 decrease in G&A expenses partially offset by a $197,000 increase in Selling expenses. The decrease in R&D costs was primarily related to decreased outside services partially offset by increased supplies and compensation. The decrease in G&A expenses for the first six months of 2016 was principally attributable to decreased compensation, amortization and travel costs partially offset by increased outside services. The increase in Selling expenses is primarily related to increased promotion, advertising, compensation and outside services partially offset by reduced depreciation and miscellaneous expenses.

Operating income in the first six months of 2016 decreased $2.1 million to $20.5 million, a 9 percent decrease from our operating income in the six months ended June 30, 2015. Operating income was 28 percent of revenues in the first six months of 2016 and 30 percent of revenues in the first six months of 2015.

Income tax expense for the first six months of 2016 was $6.0 million compared to income tax expense of $8.0 million for the same period in the prior year. The effective tax rate for the first six months of 2016 was 29.6 percent, compared with 34.8 percent for the first six months of 2015. The first six months of 2016 had a benefit of $623,000 from the early adoption of Accounting Standards Update 2016-09 regarding the accounting for employee share-based compensation. The adoption was on a prospective basis and therefore had no impact on prior years.

Liquidity and Capital Resources
We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. The bank is obligated to make advances under the revolving line of credit until October 1, 2021 and, assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit at any time until October 1, 2021 to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at June 30, 2016 or at December 31, 2015. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At June 30, 2016, we were in compliance with all financial covenants. We believe that the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At June 30, 2016, we had a total of $41.4 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $3.2 million from December 31, 2015. The principal contributor to this increase was operating results.

Cash flows from operating activities of $15.0 million for the six months ended June 30, 2016 were primarily comprised of net income plus the net effect of non-cash expenses. During the first six months of 2016, we expended $5.3 million for the addition of property and equipment, $6.8 million for the purchase of investments, $1.3 million for treasury stock and $3.3 million for dividends. During the same period, maturities and sales of investments generated $5.2 million.

At June 30, 2016, we had working capital of $76.9 million, including $30.8 million in cash and cash equivalents and $6,000 in short-term investments. The $8.0 million increase in working capital during the first six months of 2016 was primarily related to increases in cash and cash equivalents, accounts receivable and inventories along with decreases in accounts payable and accrued liabilities. This increase was partially offset by increases in accrued income and other taxes. The net increase in cash and short-term investments was primarily related to operating results. The increase in accounts receivable was primarily related to increased revenues for the second quarter of 2016 as compared to the fourth quarter of 2015. The increase in inventories was primarily related to higher safety stock levels necessary to support anticipated revenues. The decrease in accounts payable and accrued liabilities was primarily attributable to accrued compensation.

We believe that our $41.4 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2016.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2016, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, the impact that the inability of the bank providing the credit facility to provide funds thereunder would have on our ability to fund operations, the impact of the restrictive covenants in our credit facility on our liquidity and capital resources; our access to equity and debt financing, and the increase in cash, cash equivalents, and investments in the remainder of 2016. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended June 30, 2016, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2015 Form 10-K.

Item 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Atrion Corporation (Registrant)

Date: August 8, 2016	By:	/s/ David A. Battat
David A. Battat
Chief Executive Officer

Date: August 8, 2016	By:	Jeffery Strickland
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