Form 10-Q
period 2016-09-30
ATRION CORP
filed 2016-11-03
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]
Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2016
or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 14, 2016
Common stock, Par Value $0.10 per share	1,824,280

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues	$37,835	$37,381	$110,193	$113,361
Cost of goods sold	20,211	18,997	57,789	57,668
Gross profit	17,624	18,384	52,404	55,693
Operating expenses:
Selling	1,471	1,322	4,871	4,525
General and administrative	3,613	3,926	11,442	12,196
Research and development	1,564	1,563	4,576	4,792
	6,648	6,811	20,889	21,513
Operating income	10,976	11,573	31,515	34,180

Interest income	106	131	315	636
Other income (expense), net	1	--	(309)	--
	107	131	6	636

Income before provision for income taxes	11,083	11,704	31,521	34,816
Provision for income taxes	(3,469)	(3,905)	(9,511)	(11,941)

Net income	$7,614	$7,799	$22,010	$22,875

Net income per basic share	$4.17	$4.25	$12.07	$12.34
Weighted average basic shares outstanding	1,825	1,836	1,823	1,853

Net income per diluted share	$4.10	$4.19	$11.86	$12.19
Weighted average diluted shares outstanding	1,858	1,860	1,856	1,876

Dividends per common share	$1.05	$0.90	$2.85	$2.40
The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Net Income	$7,614	$7,799	$22,010	$22,875

Other Comprehensive Income (Loss): Unrealized income (loss) on investments, net of tax (benefit) expense of ($273), $59, ($445) and $238	(506)	109	(827)	442

Comprehensive Income	$7,108	$7,908	$21,183	$23,317

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	September 30, 2016	December 31, 2015
	(in thousands)
Current assets:
Cash and cash equivalents	$23,747	$28,346
Short-term investments	15,049	44
Accounts receivable	20,124	16,620
Inventories	30,056	29,771
Prepaid expenses and other current assets	2,180	2,934
Deferred income taxes	580	580
	91,736	78,295

Long-term investments	9,838	9,866

Property, plant and equipment	159,301	150,807
Less accumulated depreciation and amortization	93,618	87,493
	65,683	63,314

Other assets and deferred charges:
Patents	2,005	2,193
Goodwill	9,730	9,730
Other	1,571	938
	13,306	12,861

Total assets	$180,563	$164,336
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,252	$8,987
Accrued income and other taxes	1,734	329
	10,986	9,316

Line of credit	--	--

Other non-current liabilities	10,556	10,922

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized10,000 shares, issued 3,420 shares	342	342
Paid-in capital	37,197	35,945
Accumulated other comprehensive income (loss)	(544)	283
Retained earnings	236,300	219,516
Treasury shares,1,596 at September 30, 2016 and 1,596 at December 31, 2015, at cost	(114,274)	(111,988)
Total stockholders’ equity	159,021	144,098

Total liabilities and stockholders’ equity	$180,563	$164,336

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$22,010	$22,875
Adjustments to reconcile net income tonet cash provided by operating activities:
Depreciation and amortization	6,655	6,663
Deferred income taxes	(116)	66
Stock-based compensation	1,323	1,454
Bond impairment	345	--
Net change in accrued interest, premiums, and discounts
on investments	(5)	33
Other	--	17
	30,212	31,108

Changes in operating assets and liabilities:
Accounts receivable	(3,504)	(2,642)
Inventories	(285)	(1,180)
Prepaid expenses	754	1,932
Other non-current assets	(633)	(212)
Accounts payable and accrued liabilities	265	(105)
Accrued income and other taxes	1,405	837
Other non-current liabilities	195	745
	28,409	30,483

Cash flows from investing activities:
Property, plant and equipment additions	(8,836)	(6,123)
Purchase of investments	(21,798)	--
Proceeds from sale of investments	210	--
Proceeds from maturities of investments	5,000	13,400
	(25,424)	7,277

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(1,112)	(154)
Tax benefit related to stock-based compensation	--	150
Purchase of treasury stock	(1,276)	(30,698)
Dividends paid	(5,196)	(4,428)
	(7,584)	(35,130)

Net change in cash and cash equivalents	(4,599)	2,630
Cash and cash equivalents at beginning of period	28,346	20,775
Cash and cash equivalents at end of period	$23,747	$23,405

Cash paid for:
Income taxes	$7,568	$8,278

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, December 31, 2015	1,824	$342	1,596	$(111,988)	$35,945	$283	$219,516	$144,098

Net income							22,010	22,010
Other comprehensive income (loss)						(827)		(827)
Stock-based compensation transactions	7		(7)	102	1,252			1,354
Shares surrendered in stock transactions	(3)		3	(1,112)				(1,112)
Purchase of treasury stock	(4)		4	(1,276)				(1,276)
Dividends							(5,226)	(5,226)
Balances, September 30, 2016	1,824	$342	1,596	$(114,274)	$37,197	$(544)	$236,300	$159,021

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

(2)             Inventories
   Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):
	September 30,	December 31,
	2016	2015
Raw materials	$13,305	$12,775
Work in process	7,528	6,557
Finished goods	9,223	10,439
Total inventories	$30,056	$29,771

(3)             Income per share
   The following is the computation for basic and diluted income per share:

	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income	$7,614	$7,799	$22,010	$22,875
Weighted average basic shares outstanding	1,825	1,836	1,823	1,853
Add: Effect of dilutive securities	33	24	33	23
Weighted average diluted shares outstanding	1,858	1,860	1,856	1,876
Earnings per share:
Basic	$4.17	$4.25	$12.07	$12.34
Diluted	$4.10	$4.19	$11.86	$12.19

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 41 and 15 shares of common stock for the quarters ended September 30, 2016 and 2015, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)          Investments
As of September 30, 2016, we held an investment that is required to be measured for disclosure purposes at fair value on a recurring basis. This investment is considered a Level 2 investment and is considered to be a held-to-maturity security. We consider as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current assets. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of September 30, 2016 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate Bonds	$30	$--	$--	$30

Long-term Investments
Corporate bonds	$5,000	$9	$--	$5,009

Included in our short-term investments are certificates of deposit in the amount of $15.0 million. These certificates of deposit have maturities greater than three months but shorter than twelve months.

The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of December 31, 2015 (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Short-term Investments:
Corporate bonds	$44	$--	$--	$44

Long-term Investments
Corporate bonds	$5,555	$--	$(30)	$5,525

The above long-term corporate bond represents an investment in one issuer at September 30, 2016. At September 30, 2016, the length of time until maturity of this security is 57 months.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cost and fair value of our Level 2 investments that are being accounted for as available-for-sale securities, and the related gross unrealized gain reflected in accumulated other comprehensive income, were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of September 30, 2016:
Long-term Investments:
Equity investments	$5,675	$--	$(837)	$4,838

		Gross Unrealized
	Cost		Losses	Fair value
As of December 31, 2015:
Long-term Investments:
Equity investments	$3,876	$435	$--	$4,311

The fair value of these Level 2 investments were estimated using recently executed transactions and market price quotations.

(5)          Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

September 30, 2016			December 31, 2015
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$11,835	15.67	$13,840	$11,647

Aggregate amortization expense for patents and licenses was $63,000 for the three months ended both September 30, 2016 and 2015, and $188,000 and $282,000 for the nine months ended September 30, 2016 and 2015, respectively.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):
2017
$155
2018
$123
2019
$123
2020
$119
2021
$119

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)          Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The objective of this update is to simplify several aspects of the accounting for employee share-based payments. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance windfalls were recognized in paid-in capital and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. The ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities. These items were previously included as cash flows from financing activities. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We elected to adopt ASU 2016-09 during the second quarter of 2016 and are therefore required to report the impacts as though the ASU had been adopted on January 1, 2016. As a result of the adoption, a tax benefit of $623,000 was recorded in the second quarter of 2016 reflecting the excess tax benefits. The adoption also impacted the computation of diluted shares outstanding for all 2016 reporting periods. First quarter of 2016 net income per diluted share was restated to $3.74 from $3.76. There was no restatement necessary for cash flows from operating activities or cash flows from financing activities in the previous 2016 period. The adoption was on a prospective basis and therefore had no impact on prior years.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments in order to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 but early application is permitted and the guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We do not anticipate a material impact on our consolidated financial statements at the time we adopt this new standard.
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

For the three months ended September 30, 2016, we reported revenues of $37.8 million, operating income of $11.0 million and net income of $7.6 million, up 1 percent, down 5 percent and down 2 percent, respectively, from the three months ended September 30, 2015. For the nine months ended September 30, 2016, we reported revenues of $110.2 million, operating income of $31.5 million and net income of $22.0 million, down 3 percent, 8 percent and 4 percent, respectively, from the nine months ended September 30, 2015.

Results for the three months ended September 30, 2016

Consolidated net income totaled $7.6 million, or $4.17 per basic and $4.10 per diluted share, in the third quarter of 2016. This is compared with consolidated net income of $7.8 million, or $4.25 per basic and $4.19 per diluted share, in the third quarter of 2015. The income per basic share computations are based on weighted average basic shares outstanding of 1,825,000 in the 2016 period and 1,836,000 in the 2015 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,858,000 in the 2016 period and 1,860,000 in the 2015 period.

Consolidated revenues of $37.8 million for the third quarter of 2016 were 1 percent higher than revenues of $37.4 million for the third quarter of 2015. Revenues were negatively impacted by the strong U.S. dollar in our international markets, lower sales prices, as well as reduced sales volumes in the Cardiovascular market.

Revenues by product line were as follows (in thousands):

	Three Months ended September 30,
	2016	2015

Fluid Delivery	$16,573	$15,743
Cardiovascular	11,389	11,930
Ophthalmology	4,386	4,199
Other	5,487	5,509
Total	$37,835	$37,381

Cost of goods sold of $20.2 million for the third quarter of 2016 was 6 percent higher than cost of goods sold of $19.0 million for the third quarter of 2015 due to an unfavorable product sales mix and manufacturing inefficiencies partially offset by decreased manufacturing costs, the impact of continued cost improvement projects and the suspension of the medical device excise tax. In December 2015, as part of the Omnibus Appropriations Act, collection of the medical device excise tax was suspended for 2016 and 2017. Our cost of goods sold in the third quarter of 2016 was 53.4 percent of revenues compared with 50.8 percent of revenues in the third quarter of 2015.

Gross profit of $17.6 million in the third quarter of 2016 was $760,000, or 4 percent, lower than in the comparable 2015 period. Our gross profit percentage in the third quarter of 2016 was 46.6 percent of revenues compared with 49.2 percent of revenues in the third quarter of 2015. The decrease in gross profit percentage in the 2016 period compared to the 2015 period was primarily related to the unfavorable product sales mix and manufacturing inefficiencies mentioned above.

Our third quarter 2016 operating expenses of $6.6 million were $163,000 lower than the operating expenses for the third quarter of 2015. This decrease was attributable to a $313,000 decrease in General and Administrative, or G&A, expenses partially offset by a $149,000 increase in Selling expenses. The increase in Selling expenses for the third quarter of 2016 was primarily related to increased compensation, outside services and travel costs. The decrease in G&A expenses for the third quarter of 2016 was principally attributable to decreased compensation partially offset by increased outside services.

Operating income in the third quarter of 2016 decreased $597,000 to $11.0 million, a 5 percent decrease from our operating income in the quarter ended September 30, 2015. Operating income was 29 percent of revenues in the third quarter of 2016 and 31 percent of revenues in the third quarter of 2015.

Income tax expense for the third quarter of 2016 was $3.5 million compared to income tax expense of $3.9 million for the same period in the prior year. The effective tax rate for the third quarter of 2016 was 31.3 percent, compared with 33.4 percent for the third quarter of 2015. We expect the effective tax rate for the remainder of 2016 to be approximately 33.0 percent.

Results for the nine months ended September 30, 2016

Consolidated net income totaled $22.0 million, or $12.07 per basic and $11.86 per diluted share, in the first nine months of 2016. This is compared with consolidated net income of $22.9 million, or $12.34 per basic and $12.19 per diluted share, in the first nine months of 2015. The income per basic share computations are based on weighted average basic shares outstanding of 1,823,000 in the 2016 period and 1,853,000 in the 2015 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,856,000 in the 2016 period and 1,876,000 in the 2015 period.

Consolidated revenues of $110.2 million for the first nine months of 2016 were 3 percent lower than revenues of $113.4 million for the first nine months of 2015. Revenues were negatively impacted by the strong U.S. dollar in our international markets, lower sales prices, as well as by the commoditization of an ophthalmic product.

Revenues by product line were as follows (in thousands):

	Nine months ended September 30,
	2016	2015

Fluid Delivery	$47,183	$47,971
Cardiovascular	35,649	35,534
Ophthalmology	12,417	14,505
Other	14,944	15,351
Total	$110,193	$113,361

Cost of goods sold of $57.8 million for the first nine months of 2016 was $121,000 higher than in the comparable 2015 period. The primary contributors to the increase in our cost of goods sold were an unfavorable product sales mix, manufacturing inefficiencies and increased manufacturing costs. Increased manufacturing support personnel costs, increased supplies, repairs and depreciation were partially offset by reduced utilities, the impact of continued cost improvement initiatives and the suspension of the medical device excise tax. Our cost of goods sold in the first nine months of 2016 was 52.4 percent of revenues compared with 50.9 percent of revenues in the first nine months of 2015.

Gross profit of $52.4 million in the first nine months of 2016 was $3.3 million, or 6 percent, lower than in the comparable 2015 period. Our gross profit percentage in the first nine months of 2016 was 47.6 percent of revenues compared with 49.1 percent of revenues in the first nine months of 2015. The decrease in gross profit percentage in the 2016 period compared to the 2015 period was primarily related to the unfavorable product sales mix, manufacturing inefficiencies and increased manufacturing costs mentioned above.

Our operating expenses in the first nine months of 2016 of $20.9 million were $624,000 lower than the operating expenses for the first nine months of 2015. This decrease was comprised of a $216,000 decrease in R&D expenses and a $754,000 decrease in G&A expenses partially offset by a $346,000 increase in Selling expenses. The decrease in R&D costs was primarily related to decreased outside services and decreased supplies. The decrease in G&A expenses for the first nine months of 2016 was principally attributable to decreased compensation, amortization and travel costs partially offset by increased outside services. The increase in Selling expenses is primarily related to increased promotion, advertising, compensation and outside services partially offset by reduced depreciation and miscellaneous expenses.

Operating income in the first nine months of 2016 decreased $2.7 million to $31.5 million, an 8 percent decrease from our operating income in the nine months ended September 30, 2015. Operating income was 29 percent of revenues in the first nine months of 2016 and 30 percent of revenues in the first nine months of 2015.

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

Income tax expense for the first nine months of 2016 was $9.5 million compared to income tax expense of $11.9 million for the same period in the prior year. The effective tax rate for the first nine months of 2016 was 30.2 percent, compared with 34.3 percent for the first nine months of 2015. The first nine months of 2016 had a benefit of $623,000 from the early adoption of ASU 2016-09 regarding the accounting for employee share-based compensation. The adoption was on a prospective basis and therefore had no impact on prior years.

Liquidity and Capital Resources
We have a $40.0 million revolving credit facility with a money center bank that can be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Borrowings under the credit facility bear interest that is payable monthly at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent. The bank is obligated to make advances under the revolving line of credit until October 1, 2021 and, assuming an event of default is not then existing, we can convert outstanding advances under the revolving line of credit at any time until October 1, 2021 to term loans with a term of up to two years. We had no outstanding borrowings under our credit facility at September 30, 2016 or at December 31, 2015. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At September 30, 2016, we were in compliance with all financial covenants. We believe that the bank providing the credit facility is highly-rated and that the entire $40.0 million under the credit facility is currently available to us. If that bank were unable to provide such funds, we believe that such inability would not impact our ability to fund operations.

At September 30, 2016, we had a total of $48.6 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $10.4 million from December 31, 2015. The principal contributor to this increase was operating results.

Cash flows from operating activities of $28.4 million for the nine months ended September 30, 2016 were primarily comprised of net income plus the net effect of non-cash expenses. During the first nine months of 2016, we expended $8.8 million for the addition of property and equipment, $21.8 million for the purchase of investments, $1.3 million for treasury stock and $5.2 million for dividends. During the same period, maturities and sales of investments generated $5.2 million.

At September 30, 2016, we had working capital of $80.8 million, including $23.7 million in cash and cash equivalents and $15 million in short-term investments. The $12.0 million increase in working capital during the first nine months of 2016 was primarily related to increases in short-term investments and accounts receivable. This increase was partially offset by decreases in cash and cash equivalents and increases in accrued income and other taxes. The net increase in cash and short-term investments was primarily related to operating results. The increase in accounts receivable was primarily related to increased revenues for the third quarter of 2016 as compared to the fourth quarter of 2015. The increase in accrued income and other taxes was primarily attributable to increases in income and property taxes.

We believe that our $48.6 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $40.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2016.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended September 30, 2016, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2015 Form 10-K.

Item 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Atrion Corporation (Registrant)

Date: November 3, 2016	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Date: November 3, 2016	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document