Form 10-K
period 2016-12-31
ATRION CORP
filed 2017-03-13
CIK 701288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __to __

Commission File Number 0-10763

Atrion Corporation
(Exact name of Registrant as specified in its charter)

Delaware	63-0821819
(State of Incorporation or organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway,Allen, Texas	75002
(Address of principal executive offices)	(ZIP code)

Registrant’s telephone number, including area code: (972) 390-9800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $.10 Par Value	NASDAQ

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT : None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐    No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☑

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of, June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $604,830,170 based on the $427.86 closing price reported for such date on the NASDAQ Global Select Market.
Number of shares of Common Stock outstanding at February 15, 2017: 1,833,880
DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2017 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2016
________

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

ITEM 1.    BUSINESS.

General

Atrion Corporation and its subsidiaries (”we,” “our,” “us,” “Atrion,” or the “Company”) develop and manufacture products, primarily for medical applications. Our medical products range from fluid delivery devices to ophthalmic and cardiovascular products.
Our fluid delivery products accounted for 42 percent of net revenues for both 2016 and 2015 and 41 percent of net revenues for 2014. These products include proprietary valves that promote infection control and needle safety. We have developed a wide variety of valves designed to fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, intravenous, catheter and other applications in fields such as anesthesia and oncology.
Our cardiovascular products accounted for 33 percent, 32 percent and 30 percent of net revenues for 2016, 2015 and 2014, respectively. At the core of our cardiovascular products is the MPS2® Myocardial Protection System, or MPS2, a proprietary technology that is the only system used in open-heart surgery that delivers essential fluids and medications, mixes critical drugs and controls temperature, pressure and other variables. This system indicates improved outcomes offering an integrated, flexible set of choices during surgery without diluting the blood. We also develop and manufacture other cardiovascular products such as cardiac surgery vacuum relief valves; silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; as well as products used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.
Our ophthalmic products accounted for 11 percent, 12 percent and 14 percent of our net revenues for 2016, 2015 and 2014, respectively. We are a leading manufacturer of specialized medical devices that disinfect contact lenses. We also manufacture a proprietary line of balloon catheters used in the treatment of nasolacrimal duct obstruction in children and adults. Nasolacrimal duct obstruction can cause a condition called epiphora, or chronic tearing. People affected by this condition experience excessive and uncontrollable tearing and often encounter infection as a result of nasolacrimal blockage.
Our other medical and non-medical products accounted for 14 percent of our net revenues for both 2016 and 2015, and 15 percent of our net revenues for 2014. One of these product lines consists of instrumentation and associated disposables used to measure the activated clotting time of blood. In addition, we manufacture and sell a line of products designed for safe needle and scalpel blade containment. We are also the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture components used in survival products such as life vests, life rafts, escape slides, inflatable boats, and other inflatable structures. We also produce one-way and two-way pressure relief valves that protect sensitive electronics and munitions during transport as well as pressure relief valves used in other medical and non-medical applications.

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

Our net revenues from sales to customers outside the United States totaled approximately 37 percent, 35 percent and 42 percent of our net revenues for 2016, 2015 and 2014, respectively. In 2015, we saw a reduction in the percentage of our international sales that was driven in large part by a customer’s decision to build a new facility in the United States. Our international sales are made to various manufacturers and through distributors in over 60 countries. Additional information about our revenues from customers in and outside of the United States over the past three years is set forth in Part II, Item 8 of this Form 10-K.

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

Research and Development

A well-targeted research and development, or R&D, program is an essential part of our activities, and we are currently engaged in a number of R&D projects. The objective of this program is to develop new products in our current product lines, improve current products and develop new product lines. The Company expects to continue additional R&D in 2017 in all these fields.

Our consolidated R&D expenditures for 2016, 2015 and 2014 were $6,574,000, $6,346,000 and $5,286,000, respectively.

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

Patents and License Agreements

Our commercial success is dependent, in part, on our ability to continue to develop patentable products, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. We currently have 515 active patents and patent applications pending on products that are either being sold or are in development. We pay royalties to outside parties for three patents. All of these patents and patents pending relate to products currently being sold by us or to products in evaluation stages. Our patents expire at various times over the next 20 years.

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

In many of our markets, we compete with numerous other companies in the sale of healthcare products. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, R&D staffs and facilities than ours. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of our cardiovascular and fluid delivery competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, health maintenance organizations, and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. Furthermore, innovations in surgical techniques, product design or functions, or medical practices could have the effect of reducing or eliminating market demand for one or more of our products. In addition, our competitors may use price reductions to preserve market share in their product markets.

We design products for a customer or potential customer prior to entering into long-term development and manufacturing agreements with that customer. Because these products are somewhat limited in number and normally are only a component of the ultimate product sold by our customers, we are dependent on our ability to meet the quality requirements of our customers and must continually be attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. Additionally, we are dependent on our customers’ success in the marketing of the ultimate products sold. We also compete in the market for inflation devices used in marine and aviation equipment.

Government Regulation

Products

The manufacture and sale of medical products are subject to comprehensive regulation by numerous United States and foreign regulatory agencies, principally the FDA. The R&D, manufacturing, promotion, marketing and distribution of medical products in the United States are governed by the Federal Food, Drug and Cosmetic Act, or FDCA, and the regulations promulgated thereunder. All manufacturers of medical devices must register with the FDA and list all medical devices manufactured by them. The list must be updated annually. Our medical products subsidiaries and certain of our customers are subject to inspection by the FDA for compliance with such regulations and procedures and our medical products manufacturing facilities are subject to regulation by the FDA.

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

In March 2010, comprehensive healthcare reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) was enacted. Among other provisions, this legislation imposes a 2.3 percent excise tax on the sale in the United States of certain medical devices by the manufacturer, producer or importer after December 31, 2012. This excise tax applied to approximately 28 percent of our product revenue generated in the United States in 2015. During 2015, we remitted $600,000 related to this excise tax. In December 2015, as part of the Omnibus Appropriations Act, collection of the medical device excise tax was suspended for 2016 and 2017. We do not know whether postponement will be continued beyond 2017. The Affordable Care Act, also established a payment transparency program, sometimes referred to as the Physician Payments Sunshine Act, that requires medical device and drug manufacturers, including the Company, to report to the Centers for Medicare & Medicaid Services payments or other transfers of value made to physicians and teaching hospitals. The program is intended to provide patients with enhanced transparency as to the financial relationships that physicians and teaching hospitals have with medical device and drug manufacturers. Additionally, various healthcare reform proposals have also emerged at the state level. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, President Trump and the Republican leadership in Congress have announced that they intend to repeal the Affordable Care Act and replace it with other legislation. This legislation and state healthcare reform measures could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or create addition pricing pressures.

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

People

At January 31, 2017, we had 520 employees. We are proud that many of our employees have tenures with us ranging from 10 to 40 years.

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

Unaffiliated third party suppliers provide a number of goods and services to our manufacturing and R&D organizations. Third party suppliers are required to comply with our quality standards. Failure of a third party supplier to provide compliant raw materials or supplies could result in delays, service interruptions or other quality related issues that may negatively impact our business results.

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

● The success of certain of our products depends upon relationships with healthcare professionals.
The research, development, marketing, and sales of many of our new and improved products are dependent upon our maintaining working relationships with healthcare professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding our products. If we are unable to maintain our relationships with these professionals and do not continue to receive their advice and input, the development and commercialization of our products could suffer, which could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

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
In many of our markets, we compete with numerous other companies that have substantially greater financial resources and engage in substantially more R&D activities than we do. Furthermore, innovations in surgical techniques or medical practices could have the effect of reducing or eliminating market demand for one or more of our products. In addition, the trend of consolidation in the medical device industry and among our customers could result in greater competition and pricing pressure.

Some of the markets in which we compete are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially larger marketing, R&D staffs and facilities than we do. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of our cardiovascular and fluid delivery competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations. In addition, our competitors may use price reductions to preserve market share in their product markets.

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

● The outcome of the 2016 Presidential and Congressional elections that were recently held in the United States might result in material changes to governmental regulation of various aspects of our business and operations or cause disruptions to our business.
The outcome of the 2016 Presidential and Congressional elections that were recently held in the United States might result in material changes to governmental regulation of various aspects of our business and operations. We devote significant operational and managerial resources to comply with existing laws and regulations. Different interpretations and enforcement policies of existing laws and regulations, the possible repeal of existing laws and regulations, as well as the enactment of new laws and regulations, could require additional operational and managerial resources and could subject our current practices to allegations of impropriety or illegality or could require us to make significant changes to our products and operations.

● Healthcare policy changes, including the proposed repeal and replacement of the Affordable Care Act, may have a material adverse effect on our business, financial condition and results of operations.
One of the principal aims of the Affordable Care Act was to expand health insurance coverage to millions of Americans who were uninsured. The consequences of the proposed repeal and replacement of the Affordable Care Act on the sales of our products are unknown and speculative at this point.

The Affordable Care Act, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to develop or market our products successfully. Also, changes in the government's role in the United States healthcare industry may result in a further decrease in profits to us, lower reimbursement by payors for our products, and reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

● Our existing credit agreement contains restrictions that may limit our flexibility in operating our business.
Our existing credit agreement contains, and any future agreements may contain, covenants that could impose significant operating and financial restrictions on us.
Although we currently do not have any borrowings under our existing credit agreement, the covenants in those agreements may limit in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

● We have pledged certain of our assets as collateral under our existing credit agreement. If we borrow funds under that credit agreement and default on the terms of such credit agreement and the holders of our indebtedness accelerate the repayment of such indebtedness, there can be no assurance that we will have sufficient assets to repay our indebtedness.
Under our existing credit agreement, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in the agreement could result in an event of default under such agreement, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and profitability. In the event of any default under our existing credit agreement, the holders of our indebtedness thereunder:

● Will not be required to lend any additional amounts to us;
● Could elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit, if applicable; or
● Could require us to apply all of our available cash to repay such indebtedness.

If we are unable to repay those amounts, the holders of our secured indebtedness could proceed against the collateral granted to them to secure that indebtedness. If the indebtedness under our existing credit agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

● A portion of our business relies on distribution agreements and relationships with various third parties and any adverse change in those relationships could result in a loss of revenue and harm that business.
We sell many of our products through distributors. Some of our distributors also sell our competitors’ products, and, if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. The success of the arrangements with these third parties depends, in part, on the continued adherence to the terms of our agreements with them. Any disruption in these arrangements may adversely affect our financial condition and results of operations.

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
● timing and levels of spending for R&D, sales and marketing;
● timing and market acceptance of new product introductions by us or our competitors;
● development or expansion of business infrastructure in new clinical and geographic markets;
● tax rates in the jurisdictions in which we operate;
● shipping delays or interruptions;
● customer credit holds;
● timing and recognition of certain R&D milestones and license fees; and
● ability to control our costs;

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

● We continue to evaluate expansion through acquisitions of, and investments in, other companies or technologies, which may carry significant risks.
If we pursue acquisitions of, or investments in, other companies or technologies, we may:
● Use cash that we may need in the future to operate our business;
● Incur debt, including on terms that could be unfavorable to us or debt that we might be unable to repay;
● Structure the transaction in a manner that has unfavorable tax consequences, such as a stock purchase that does not permit a step-up in the tax basis for the assets acquired;
● Be unable to realize the anticipated benefits, such as increased revenues, cost savings, or synergies from additional sales;
● Be unable to integrate, upgrade, or replace the purchasing, accounting, financial, sales, billing, employee benefits, payroll, and regulatory compliance functions of an acquisition target;
● Be unable to secure or retain the services of key employees related to the acquisition;
● Be unable to succeed in the marketplace with the acquisition; or
● Assume material unknown liabilities associated with the acquired business.
Any of the above risks, should they occur, could materially, adversely affect our revenues, financial condition, profitability, and cash flows, including the inability to recover our investment or cause a write down or write off of such investment, associated goodwill, or assets.

● If we make divestitures, we could encounter difficulties that harm our business.
We may sell a business or product line. Any divestiture may result in significant write-offs, which could have a material adverse effect on our business, financial condition or results of operations. Divestitures could also involve additional risks, including difficulties in separation of operations, services and personnel, the diversion of management’s attention from other operations and the potential loss of key personnel.

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
Our certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a change in the ownership of the Company or a change in our management. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15 percent or more of our outstanding common stock. Although a delay or prevention of a change of control transaction or of changes in our Board of Directors could be effective in improving stockholder value, they also carry a risk of causing the market price of our common stock to decline.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Company

Name	Age	Title
Emile A Battat	78	Chairman of the Board of the Company and Chairman of the Board of Halkey-Roberts Corporation, or Halkey-Roberts, one of our subsidiaries

David A. Battat	47	President and Chief Executive Officer of the Company, President of Halkey-Roberts and Chairman of the Board of all other subsidiaries

Jeffery Strickland	58	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries
Messrs. David Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. Emile Battat currently serves as an officer of the Company and Halkey-Roberts. The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. The next meetings of the stockholders of the Company and our subsidiaries are expected to be held in May 2017 and the Boards of Directors of the Company and our subsidiaries are expected to meet promptly thereafter. Accordingly, the terms of office of the current officers of the Company and our subsidiaries are anticipated to expire in May 2017.

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

Mr. David Battat has been President and Chief Executive Officer of the Company and Chairman of the Board of all subsidiaries with the exception of Halkey-Roberts, Atrion Leasing Company, LLC and AlaTenn Pipeline Company, LLC, since May 2011. He has been President of Halkey-Roberts since January 2006. He also serves as President of Atrion Leasing Company, LLC and AlaTenn Pipeline Company, LLC. He served as the Company’s President and Chief Operating Officer from May 2007 until May 2011 and from February 2005 until December 2005 he served as Vice President - Business Development and General Counsel at Halkey-Roberts.

Mr. Strickland has served as Vice President and Chief Financial Officer, Secretary and Treasurer of the Company since February 1, 1997 and has served as a Vice President, Secretary or Treasurer of all the Company’s subsidiaries since January 1997. Mr. Strickland was employed by the Company or our subsidiaries in various other positions from September 1983 through January 1997.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market (Symbol ATRI). As of February 21, 2017, we had 262 record holders, and approximately 4,500 beneficial owners, of our common stock. The high and low sales prices as reported by NASDAQ for each quarter of 2015 and 2016 are shown below.

Year EndedDecember 31, 2015:	High	Low
First Quarter	$355.62	$315.01
Second Quarter	$396.00	$316.25
Third Quarter	$428.85	$365.00
Fourth Quarter	$423.00	$343.50

Year EndedDecember 31, 2016:	High	Low
First Quarter	$415.00	$350.00
Second Quarter	$442.50	$385.00
Third Quarter	$490.45	$393.96
Fourth Quarter	$522.05	$418.00

We pay regular quarterly cash dividends on our common stock. We have increased our quarterly cash dividend payments in September of each of the past thirteen years. The quarterly dividend was increased to $.75 in September of 2014, $.90 in September 2015 and to $1.05 in September 2016. We paid cash dividends totaling $7.1 million to our stockholders in 2016.

During the year ended December 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933 and during the fourth quarter of 2016 we did not purchase any of our common stock.

The stock performance graph set forth in our 2016 Annual Report to Stockholders is incorporated by reference herein and is included in Exhibit 13.1 to this Form 10-K.  However, the stock performance graph is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934. In addition, the stock performance graph shall not be deemed incorporated by reference by any statement that incorporates this Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

Selected Financial Data
(In thousands, except per share amounts)

	2016	2015	2014	2013	2012
Operating Results for the Year ended December 31,
Revenues	$143,487	$145,733	$140,762	$131,993	$119,062
Operating income	39,126	42,510	40,817	37,944	33,626
Net income	27,581	28,925	27,808	26,582	23,629
Depreciation and amortization	8,953	8,823	8,723	8,592	7,610
Per Share Data:
Net income per diluted share	$14.85	$15.47	$14.08	$13.18	$11.66
Cash dividends per common share	$3.90	$3.30	$2.78	$2.40	$12.10
Average diluted shares outstanding	1,857	1,870	1,975	2,017	2,027
Financial Position at December 31,
Total assets	$182,593	$164,336	$171,514	$172,066	$155,810
Long-term debt	-	-	-	-	-

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. Our other medical and non-medical products include valves and inflation devices used in marine and aviation safety products. In 2016, approximately 37 percent of our sales were outside the United States.
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

For the year ended December 31, 2016, we reported revenues of $143.5 million, operating income of $39.1 million and net income of $27.6 million.

Results of Operations

Our net income was $27.6 million, or $15.12 per basic and $14.85 per diluted share, in 2016 compared to $28.9 million, or $15.67 per basic and $15.47 per diluted share, in 2015 and net income of $27.8 million, or $14.20 per basic and $14.08 per diluted share, in 2014. Revenues were $143.5 million in 2016 compared with $145.7 million in 2015 and $140.8 million in 2014. Our 2016 revenues were negatively impacted by the strong U. S. dollar in our international markets and lower sales prices in certain markets. The four percent revenue increase in 2015 over 2014 was generally attributable to higher sales volumes.

Annual revenues by product lines were as follows (in thousands):
	2016	2015	2014

Fluid Delivery	$60,889	$60,630	$57,905
Cardiovascular	47,064	46,463	43,001
Ophthalmology	15,427	18,253	19,329
Other	20,107	20,387	20,527
Total	$143,487	$145,733	$140,762

Our cost of goods sold was $75.9 million in 2016, $74.8 million in 2015 and $72.2 million in 2014. Increased compensation costs, depreciation and repair costs partially offset by reduced utilities and reduced supplies were the primary contributors to the increase in cost of goods sold in 2016 over 2015. Higher sales volume along with increased compensation costs, supplies and utilities partially offset by improved manufacturing efficiencies were the primary contributors to the increase in cost of goods sold in 2015 over 2014.

Gross profit in 2016 was $67.6 million compared with $71.0 million in 2015 and $68.5 million in 2014. Our gross profit was 47 percent of revenues in 2016 and 49 percent of revenues in both 2015 and 2014. The decrease in gross profit percentage in 2016 from 2015 was primarily related to reduced sales, lower sales prices and increased manufacturing costs.

Operating expenses were $28.5 million in both 2016 and 2015 and $27.7 million in 2014. R&D expenses increased $228,000 in 2016 as compared to 2015 primarily as a result of increased costs for supplies and travel partially offset by reduced outside services. R&D expenses consist primarily of salaries and other related expenses of our R&D personnel as well as costs associated with regulatory matters. In 2016, selling expenses increased $568,000 as compared with 2015 primarily as a result of increased travel, outside services, compensation and trade shows. Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. General and administrative, or G&A, expenses decreased $763,000 in 2016 as compared to 2015 primarily as a result of reduced compensation and benefits. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees.

R&D expenses increased $1.1 million in 2015 as compared to 2014 primarily as a result of increased costs for outside services and supplies. In 2015, selling expenses decreased $167,000 as compared with 2014 primarily as a result of decreased promotional costs partially offset by increased commissions. G&A expenses decreased $123,000 in 2015 as compared to 2014 primarily as a result of reduced outside services partially offset by increased amortization.

Our operating income for 2016 was $39.1 million compared with $42.5 million in 2015 and $40.8 million in 2014. Operating income was 27 percent of revenues for 2016 and 29 percent of revenues for both 2015 and 2014. Decreases in 2016 gross profit was the major contributor to the decrease in operating income for 2016 as compared to the previous year. Increases in gross profit partially offset by increases in operating expenses described above were the major contributors to the operating income increase in 2015 as compared to the previous year. We expect modest growth in our operating income during 2017 as compared to 2016, reflecting the volatility of our ophthalmic sales as well as the significant impact of the strong U. S. dollar on sales to our international markets.

Interest income for 2016 was $448,000, compared with $771,000 in 2015 and $1.2 million in 2014. Lower interest rates were the primary reason for the reductions in 2016. Reduced levels of investments and lower interest rates were the primary reasons for the reductions in 2015.

Other income (expense) in 2015 is primarily related to an impairment loss on one of our long-term corporate bonds which experienced a significant decline in market value due to a changed outlook for the issuer resulting from a major economic decline in its industry. In the fourth quarter of 2015, we determined, based upon disclosures by the issuer, that more likely than not we would be required to sell or exchange the bond before recovery of its amortized cost. Therefore, we recorded an impairment loss on this bond of $2.4 million reducing the carrying value of the bond to its market value at December 31, 2015. In 2016 after the issuer declared bankruptcy, we sold this bond that was previously intended to be held to maturity. We recorded an additional net loss of $311,000 on this bond in 2016 prior to and including its sale.

Income tax expense in 2016 totaled $11.7 million, compared with $11.9 million in 2015 and $14.2 million in 2014. The effective tax rates for 2016, 2015 and 2014 were 29.8 percent, 29.2 percent and 33.8 percent, respectively. The effective tax rate for 2016 benefitted by $687,000 from the early adoption of ASU 2016-09 regarding the accounting for employee share-based compensation. The adoption was on a prospective basis and therefore had no impact on prior years. The effective tax rate for 2015 benefitted from tax credits totaling $2.3 million for our R&D expenditures. These credits reflected amounts for the full year 2015 following the extension of the R&D tax credit in December 2015. This amount also included an adjustment for recalculation of these tax credits from prior years resulting from a new regulation issued by the Treasury Department which favorably impacted the benefits provided to the Company under these rules. Benefits from R&D tax credits totaled $1.1 million in 2016, $2.3 million in 2015 and $393,000 in 2014. Benefits from tax incentives for domestic production totaled $1.2 million in 2016, $1.4 million in 2015 and $1.3 million in 2014. Benefits from changes in uncertain tax positions totaled $120,000 in 2016, $9,000 in 2015 and $217,000 in 2014. We expect our effective tax rate for 2017 to be approximately 33.0 percent. Accounting for stock based awards could create volatility in our effective tax rate depending upon the amount of exercise or vesting activity from these activities.

Liquidity and Capital Resources

At December 31, 2016, we had a $40.0 million revolving credit facility with a money center bank that could be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Interest under the credit facility was assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent and was payable monthly. We had no outstanding borrowings under our credit facility at December 31, 2016 or 2015. The credit facility contained various restrictive covenants, none of which was expected to impact our liquidity or capital resources. At December 31, 2016, we were in compliance with all financial covenants.

On February 28, 2017 we replaced the revolving credit facility with a new $75.0 million revolving credit facility with the same bank. The new credit facility has similar operational, covenant and collateral characteristics as the prior facility. Interest under the new credit facility is assessed at one, two, three or six-month LIBOR, as selected by us, plus .875 percent. The new credit facility allows us to make advances until February 28, 2022. We believe the bank providing the credit facility is highly-rated and that the entire $75.0 million under the credit facility is currently available to us.

At December 31, 2016, we had a total of $54.0 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $15.8 million from December 31, 2015. The principal contributor to this increase was operational results.

Cash flows provided by operations of $37.4 million in 2016 were primarily comprised of net income plus the net effect of non-cash expenses. At December 31, 2016, we had working capital of $85.0 million, including $20.0 million in cash and cash equivalents and $24.1 million in short-term investments. The $16.1 million increase in working capital during 2016 was primarily related to increases in short-term investments. This increase was partially offset by decreases in cash and cash equivalents. The increase in short-term investments was primarily a result of operational results partially offset by purchases of treasury stock under our stock repurchase program, purchases of property, plant and equipment and payment of dividends. Working capital items consisted primarily of cash, accounts receivable, short-term investments, inventories and other current assets minus accounts payable and other current liabilities.

Capital expenditures for property, plant and equipment totaled $10.6 million in 2016, compared with $9.3 million in 2015 and $12.7 million in 2014. These expenditures were primarily for machinery and equipment. We expect 2017 capital expenditures, primarily machinery and equipment, to be greater than the average of the levels expended during each of the past three years.

We paid cash dividends totaling $7.1 million, $6.1 million and $5.4 million during 2016, 2015 and 2014, respectively. We expect to fund future dividend payments with cash flows from operations. We purchased treasury stock totaling $1.3 million, $30.7 million and $23.6 million during 2016, 2015 and 2014, respectively.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2016:

	Payments due by period
Contractual Obligations	Total	2017	2018 - 2019	2020 and thereafter
	(In thousands)
Purchase Obligations	$11,863	$11,643	$220	$-
Total	$11,863	$11,643	$220	$-

We believe our cash, cash equivalents, short-term investments and long-term investments, cash flows from operations and available borrowings of up to $75.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we expect our cash and cash equivalents and investments, as a whole, will continue to increase in 2017.

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

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This amendment simplifies the accounting for some aspects of share-based payment transactions, including the income tax treatment of excess tax benefits and deficiencies, forfeitures, classification of share-based awards as either equity or liabilities, and classification in the statement of cash flows for certain share-based transactions related to tax benefits and payments. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance windfalls were recognized in paid-in capital and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. ASU 2016-09 also requires companies to classify cash flows resulting from excess tax benefits and deficiencies from employee share-based payments as cash flows from operating activities. These items were previously included as cash flows from financing activities. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this guidance in the second quarter of 2016 effective January 1, 2016. The Company elected to account for forfeitures as they occur and to use a prospective transition method for the presentation of excess tax benefits on the statement of cash flows. As a result of the adoption, a tax benefit of $687,000 was recorded in 2016 reflecting the excess tax benefits resulting from the vesting of restricted stock and restricted stock units. Prior to adoption, this amount would have been recorded as additional paid-in capital. This change could create future volatility in our effective tax rate depending upon the amount of exercise or vesting activity from our stock based awards. This adoption also impacted the computation of diluted shares outstanding for all 2016 reporting periods as we excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share. The effect of this change on our diluted earnings per share was not significant. The excess tax benefit recorded in 2016 was included in our consolidated statements of cash flows as an operating activity rather than as a financing activity as was done in prior years. There were no restatements of cash flows from operating activities or cash flows from financing activities for the years 2015 and 2014 because we elected to adopt this change on a prospective basis. ASU 2016-09 also requires the presentation of employee taxes paid by the Company through the withholding of shares as a financing activity on the statement of cash flows, which is how we had previously reflected these items.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We plan on adopting the ASU in the first quarter of the year ended December 31, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that our pending adoption of this guidance will have on our consolidated financial statements and related disclosures. We anticipate our assessment to be completed by December 31, 2017. Based on our existing evaluation process, we have not identified any revenue stream that would be materially impacted.

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

During 2016, 2015 and 2014, none of our critical accounting policy estimates, with the exception of the previously mentioned impairment loss on one of our long-term corporate bonds, required significant adjustments. We did not note any material events or changes in circumstances indicating that the carrying value of long-lived assets were not recoverable.

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

We have investments in taxable corporate bonds, certificates of deposit and equity securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer and otherwise. These securities have a higher degree of credit or default risk and a greater exposure to credit risk and may be less liquid in times of economic weakness or market disruptions. We have also invested a portion of our available funds in common stock. The value of these securities fluctuates due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline and may negatively impact our financial condition.

Forward-looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Form 10-K that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our growth in operating income in 2017, our 2017 effective tax rate, the impact of the restrictive covenants in our credit facility on our liquidity and capital resources, our earnings in 2017, our 2017 capital expenditures, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, the impact on our consolidated financial statement of recently issued accounting standards when we adopt those standards, and increases in 2017 in cash, cash equivalents and investments. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited the accompanying consolidated balance sheets of Atrion Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15, Exhibits and Financial Statement Schedules. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2017 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 13, 2017

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the year ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands, except per share amounts)

Revenues	$143,487	$145,733	$140,762
Cost of Goods Sold	75,857	74,752	72,244
Gross Profit	67,630	70,981	68,518

Operating Expenses:
Selling	6,611	6,043	6,210
General and administrative	15,319	16,082	16,205
Research and development	6,574	6,346	5,286
	28,504	28,471	27,701

Operating Income	39,126	42,510	40,817

Interest Income	448	771	1,191
Other Income (Expense), net	(308)	(2,411)	13
Income before Provision for Income Taxes	39,266	40,870	42,021

Provision for Income Taxes	(11,685)	(11,945)	(14,213)

Net Income	$27,581	$28,925	$27,808

Net Income Per Basic Share	$15.12	$15.67	$14.20

Weighted Average Basic Shares Outstanding	1,824	1,846	1,958

Net Income Per Diluted Share	$14.85	$15.47	$14.08

Weighted Average Diluted Shares Outstanding	1,857	1,870	1,975

Dividends Per Common Share	$3.90	$3.30	$2.78

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the year ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands)

Net Income	$27,581	$28,925	$27,808

Other Comprehensive Income (Loss), net of tax:
Unrealized Gain (Loss) on investments, net of tax benefit of $408 in 2016, net of tax expense of $283 in 2015 and net of tax benefit of $131 in 2014	(757)	528	(245)

Comprehensive Income	$26,824	$29,453	$27,563

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015

Assets:	2016	2015
	(In thousands)

Current Assets:
Cash and cash equivalents	$20,022	$28,346
Short-term investments	24,080	44
Accounts receivable, net of allowance for doubtful accounts of $71 and $50 in 2016 and 2015, respectively	17,166	16,620
Inventories	29,015	29,771
Prepaid expenses and other current assets	3,181	2,934
Deferred income taxes	651	580
Total Current Assets	94,115	78,295

Long-term investments	9,945	9,866

Property, Plant and Equipment	160,413	150,807
Less accumulated depreciation and amortization	95,148	87,493
	65,265	63,314

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $11,911 and $11,647 in 2016 and 2015, respectively	1,929	2,193
Goodwill	9,730	9,730
Other	1,609	938
	13,268	12,861

Total Assets	$182,593	$164,336

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015

Liabilities and Stockholders’ Equity:	2016	2015
	(In thousands)

Current Liabilities:
Accounts payable	$4,028	$3,926
Accrued liabilities	4,635	5,061
Accrued income and other taxes	410	329
Total Current Liabilities	9,073	9,316

Line of credit	--	--

Other Liabilities and Deferred Credits:
Deferred income taxes	9,404	9,989
Other	1,128	933
	10,532	10,922

Total Liabilities	19,605	20,238

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	37,448	35,945
Accumulated other comprehensive income (loss)	(474)	283
Retained earnings	239,946	219,516
Treasury shares, 1,596 shares in both 2016 and 2015, at cost	(114,274)	(111,988)
Total Stockholders’ Equity	162,988	144,098

Total Liabilities and Stockholders’ Equity	$182,593	$164,336

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands)
Cash Flows From Operating Activities:
Net income	$27,581	$28,925	$27,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,953	8,823	8,723
Deferred income taxes	(247)	(1,431)	2
Stock-based compensation	1,566	1,841	2,209
Impairment of investment	345	2,413	--
Net change in accrued interest, premiums, and discounts on investments	(37)	100	340
Other	--	17	29
	38,161	40,688	39,111
Changes in operating assets and liabilities:
Accounts receivable	(546)	371	(2,798)
Inventories	756	(1,749)	(1,756)
Prepaid expenses and other current assets	(247)	1,786	(3,117)
Other non-current assets	(673)	(103)	(22)
Accounts payable and accrued liabilities	(324)	(492)	968
Accrued income and other taxes	81	(128)	(396)
Other non-current liabilities	195	54	(767)
	37,403	40,427	31,223

Cash Flows From Investing Activities:
Property, plant and equipment additions	(10,639)	(9,323)	(12,671)
Purchase of investments	(30,799)	(168)	(33,115)
Proceeds from sale of investments	210	--	--
Proceeds from maturities of investments	5,000	13,400	35,975
	(36,228)	3,909	(9,811)

Cash Flows From Financing Activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(1,112)	(154)	(376)
Tax benefit related to stock-based compensation	--	156	168
Purchase of treasury stock	(1,276)	(30,698)	(23,556)
Dividends paid	(7,111)	(6,069)	(5,432)
	(9,499)	(36,765)	(29,196)

Net change in cash and cash equivalent	(8,324)	7,571	(7,784)

Cash and cash equivalents, beginning of year	28,346	20,775	28,559
Cash and cash equivalents, end of year	$20,022	$28,346	$20,775

Cash paid for:
Income taxes, net of refunds	$10,750	$12,900	$17,475

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the year ended December 31, 2016, 2015 and 2014
(In thousands)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, January 1, 2014	1,985	$342	1,435	$(57,302)	$31,592	$-	$174,362	$148,994

Net income							27,808	27,808
Other comprehensive income						(245)		(245)
Tax benefit from stock-based compensation					168			168
Stock-based compensation transactions	3		(3)	61	2,180			2,241
Shares surrendered in stock transactions	(1)		1	(376)				(376)
Purchase of treasury stock	(74)		74	(23,556)				(23,556)
Dividends							(5,464)	(5,464)
Balances, December 31, 2014	1,913	342	1,507	(81,173)	33,940	(245)	196,706	149,570

Net income							28,925	28,925
Other comprehensive income						528		528
Tax benefit from stock-based compensation					156			156
Stock-based compensation transactions	1		(1)	37	1,849			1,886
Shares surrendered in stock transactions	(1)		1	(154)				(154)
Purchase of treasury stock	(89)		89	(30,698)				(30,698)
Dividends							(6,115)	(6,115)
Balances, December 31, 2015	1,824	342	1,596	(111,988)	35,945	283	219,516	144,098

Net income							27,581	27,581
Other comprehensive loss						(757)		(757)
Stock-based compensation transactions	7		(7)	102	1,503			1,605
Shares surrendered in stock transactions	(3)		3	(1,112)				(1,112)
Purchase of treasury stock	(4)		4	(1,276)				(1,276)
Dividends							(7,151)	(7,151)
Balances, December 31, 2016	1,824	$342	1,596	$(114,274)	$37,448	$(474)	$239,946	$162,988

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

Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents and Investments
Cash and cash equivalents include cash on hand and in the bank as well as money market accounts and debt securities with maturities at the time of purchase of 90 days or less.

Our investments consist of taxable corporate bonds, certificates of deposit and equity securities. We classify our investment securities in one of two categories: held-to-maturity or available-for-sale. Securities that we have the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. If we do not have the intent and ability to hold a security to maturity, we report the investment as available-for-sale securities. We report available-for-sale securities at fair value, based on quoted market prices, with unrealized gains and, to the extent deemed temporary, unrealized losses recorded in stockholders’ equity as accumulated other comprehensive income (loss). We consider investments which will mature in the next 12 months as current assets. The remaining investments are considered non-current assets including our investment in equity securities which we intend to hold longer than 12 months. We periodically evaluate our investments for impairment.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The components of the Company’s cash and cash equivalents and our short and long-term investments as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Cash and cash equivalents:
Cash deposits	$10,724	$16,015
Money market funds	9,298	12,331
Total cash and cash equivalents	$20,022	$28,346
Short-term investments:
Certificates of deposit (held-to-maturity)	$24,000	--
Corporate bonds (held-to-maturity)	$80	$44
Total short-term investments	$24,080	$44
Long-term investments:
Corporate bonds (held-to-maturity)	$5,000	$5,555
Equity securities (available-for-sale)	4,945	4,311
Total long-term investments	$9,945	$9,866
Total cash, cash equivalents and short and long-term investments	$54,047	$38,256

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

Inventories
Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2016	2015
Raw materials	$12,984	$12,775
Work in process	6,230	6,557
Finished goods	9,801	10,439
Total inventories	$29,015	$29,771

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Accounts Payable
We reflect disbursements as trade accounts payable until such time as payments are presented to our bank for payment. At December 31, 2016 and 2015, disbursements totaling approximately $624,000 and $636,000, respectively, had not been presented for payment to our bank.

Income Taxes
We account for income taxes utilizing Accounting Standards Codification (ASC 740), Income Taxes, or ASC 740. ASC 740 requires the asset and liability method for the recording of deferred income taxes, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets.

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

During the years ended December 31, 2016 and 2015, we made quarterly payments in excess of federal income taxes due of approximately $920,000 and $1.2 million, respectively. These amounts are recorded in Prepaid expenses and other current assets on our Consolidated Balance Sheets.

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

	December 31,		Useful
	2016	2015	Lives
Land	$5,260	$5,260	—
Buildings	32,321	31,914	30-40 yrs
Machinery and equipment	122,832	113,633	3-15 yrs
Total property, plant and equipment	$160,413	$150,807

Depreciation expense of $8,689,000, $8,478,000 and $8,454,000 was recorded for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

Patents and Licenses
Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from seven to 20 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)
Goodwill
Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired. Annual impairment testing for goodwill is done using a qualitative assessment on goodwill impairment to determine whether it is necessary to perform the two-step goodwill impairment test. Goodwill is also reviewed whenever events or changes in circumstances indicate a change in value may have occurred. We have identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products, Inc., (2) Halkey-Roberts Corporation and (3) Quest Medical, Inc. The total carrying amount of goodwill in each of the years ended December 31, 2016 and 2015 was $9,730,000. Our evaluation of goodwill during each year resulted in no impairment losses.

Current Accrued Liabilities
The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2016	2015
Accrued payroll and related expenses	$3,661	$4,206
Accrued vacation	265	245
Other accrued liabilities	709	610
Total accrued liabilities	$4,635	$5,061

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

Research and Development Costs
R&D costs relating to the development of new products and improvements of existing products are expensed as incurred.

Stock-Based Compensation
We have stock-based compensation plans covering certain of our officers, directors and key employees. As explained in detail in Note 8, we account for stock-based compensation utilizing the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, or ASC 718.

New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This amendment simplifies the accounting for some aspects of share-based payment transactions, including the income tax treatment of excess tax benefits and deficiencies, forfeitures, classification of share-based awards as either equity or liabilities, and classification in the statement of cash flows for certain share-based transactions related to tax benefits and payments. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance windfalls were recognized in paid-in capital and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. ASU 2016-09 also requires companies to classify cash flows resulting from excess tax benefits and deficiencies from employee share-based payments as cash flows from operating activities. These items were previously included as cash flows from financing activities. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this guidance in the second quarter of 2016 effective January 1, 2016. The Company elected to account for forfeitures as they occur and to use a prospective transition method for the presentation of excess tax benefits on the statement of cash flows. As a result of the adoption, a tax benefit of $687,000 was recorded in 2016 reflecting the excess tax benefits resulting from the vesting of restricted stock and restricted stock units. Prior to adoption, this amount would have been recorded as additional paid-in capital. This change could create future volatility in our effective tax rate depending upon the amount of exercise or vesting activity from our stock based awards. This adoption also impacted the computation of diluted shares outstanding for all 2016 reporting periods as we excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share. The effect of this change on our diluted earnings per share was not significant. The excess tax benefit recorded in 2016 was included in our consolidated statements of cash flows as an operating activity rather than as a financing activity as was done in prior years. There were no restatements of cash flows from operating activities or cash flows from financing activities for the years 2015 and 2014 because we elected to adopt this change on a prospective basis. ASU 2016-09 also requires the presentation of employee taxes paid by the Company through the withholding of shares as a financing activity on the statement of cash flows, which is how we had previously reflected these items.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We plan on adopting the ASU in the first quarter of the year ended December 31, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that our pending adoption for the guidance will have on our consolidated

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)
financial statements and related disclosures. We anticipate our assessment to be completed by December 31, 2017. Based on our existing evaluation process, we have not identified any revenue stream that would be impacted.

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

As of December 31, 2016 and 2015, we held certain investments in corporate and government debt securities, certificates of deposit, and certain equity securities. These investments are all considered Level 2 assets and the fair value of our investments were estimated using recently executed transactions and market price quotations (see Note 2).

The carrying values of our other financial instruments including cash and cash equivalents, money market accounts, accounts receivable, accounts payable, accrued liabilities, and accrued income and other taxes approximated fair value due to their liquid and short-term nature.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, investments and accounts receivable.

Our cash and cash equivalents and certificates of deposit are held in accounts with financial institutions that we believe are creditworthy. Certain of these amounts at times may exceed federally-insured limits. At December 31, 2016, approximately 89 percent of our cash and cash equivalents and all of our certificates of deposit were uninsured. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds.

We have investments in corporate bonds. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer and otherwise. These securities have a higher degree of credit or default risk and a greater exposure to credit risk and may be less liquid in times of economic weakness or market disruptions.

For accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.  We maintain reserves for possible credit losses.  As of December 31, 2016 and 2015, we had allowances for doubtful accounts of approximately $71,000 and $50,000, respectively.  The carrying amount of the receivables approximates their fair value. No customer exceeded 10 percent of our accounts receivable as of December 31, 2016 or 2015.

(2) Investments

As of December 31, 2016 and 2015, we held certain investments that were required to be measured for disclosure purposes at fair value on a recurring basis. These investments were considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months including interest receivable on long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities which we intend to hold longer than 12 months.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)
The amortized cost and fair value of our investments and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair value
As of December 31, 2016:
Short-term Investments:
Certificates of deposit	$24,000	$9	$--	$24,009
Corporate bonds	$80	$--	$--	$80

Long-term Investments:
Corporate bonds	$5,000	$--	$(287)	$4,713
Equity investments	$5,675	$--	$(730)	$4,945

As of December 31, 2015:
Short-term Investments:
Corporate bonds	$44	$--	$--	$44
Long-term Investments:
Corporate and government bonds	$5,555	$--	$(30)	$5,525
Equity investments	$3,876	$435	$--	$4,311

The above long-term corporate bonds represent an investment in one issuer at December 31, 2016. The unrealized loss for this investment relates to a rise in interest rates which resulted in a lower market price for that security. This investment has not been in a loss position for more than 12 months. In 2015, one of our bonds experienced a significant decline in market value over a 12-month period due to a changed outlook for the issuer resulting from a major economic decline in its industry. In the fourth quarter of 2015, we determined based upon disclosures by the issuer, that more likely than not, we would be required to sell or exchange the bond before recovery of its amortized cost. Therefore, we recorded an impairment loss on this bond of $2.4 million in 2015, reducing the carrying value of the bond to its market value at December 31, 2015. In 2016 after the issuer declared bankruptcy, we sold this bond that was previously intended to be held to maturity. We recorded an additional net loss of $311,000 on this bond in 2016 prior to and including its sale. These losses in 2015 and 2016 are reported as other income (loss) on our Consolidated Statements of Income.

The carrying value of our investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest an investment may not be recoverable. At December 31, 2016, the length of time until maturity of the corporate bond we currently own is 53.5 months and the length of time until maturity of the certificates of deposit ranged from 1.5 to 9.7 months.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)
Our accumulated other comprehensive income (loss) is comprised solely of unrealized losses on our above equity investments, net of tax. These equity securities are treated as available-for-sale securities.

(3) Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

December 31, 2016			December 31, 2015
Weighted Average Original Life (years)	GrossCarryingAmount	AccumulatedAmortization	Weighted Average Original Life (years)	GrossCarryingAmount	AccumulatedAmortization
15.67	$13,840	$11,911	15.67	$13,840	$11,647

Aggregate amortization expense for patents and licenses was $264,000, $345,000 and $269,000 for 2016, 2015 and 2014, respectively. Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2017	$151
2018	$119
2019	$119
2020	$119
2021	$119

 (4)             Line of Credit

As of December 31, 2016 we had a $40.0 million revolving credit facility with a money center bank pursuant to which the lender was obligated to make advances until October 1, 2021. The credit facility was secured by substantially all our inventories, equipment and accounts receivable. Interest under the credit facility was assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent (1.76 percent at December 31, 2016) and was payable monthly. We had no outstanding borrowings under the credit facility at December 31, 2016 or 2015. Our ability to borrow funds under the credit facility from time to time was contingent on meeting certain covenants in the loan agreement, the most restrictive of which was the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2016, we were in compliance with all of those covenants.

On February 28, 2017 we replaced the revolving credit facility with a new $75.0 million revolving credit facility with the same bank. The new credit facility has similar operational, covenant and collateral characteristics as the prior facility. Interest under the new credit facility is assessed at one, two, three or six-month LIBOR, as selected by us, plus .875 percent. The new credit facility provides for advances until February 28, 2022.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(5)             Income Taxes

The items comprising income tax expense are as follows (in thousands):

		Year ended December 31,
		2016	2015	2014
Current	— Federal	$10,706	$11,848	$12,626
	— State	1,226	1,528	1,585
		11,932	13,376	14,211

Deferred	— Federal	(92)	(1,364)	31
	— State	(155)	(67)	(29)
		(247)	(1,431)	2
Provision for Income Taxes		$11,685	$11,945	$14,213

Temporary differences and carryforwards which have given rise to deferred income tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Benefit plans	$1,819	$1,958
Inventories	519	473
Other	1,292	733
Total deferred tax assets	$3,630	$3,164
Deferred tax liabilities:
Property, plant and equipment	$9,550	$9,585
Patents and goodwill	2,833	2,897
Other	--	91
Total deferred tax liabilities	$12,383	$12,573

Net deferred tax liability	$8,753	$9,409

Balance Sheet classification:
Non-current deferred income tax liability	$9,404	$9,989
Current deferred income tax asset	651	580
Net deferred tax liability	$8,753	$9,409

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2016	2015	2014
Income tax expense at the statutory federal income tax rate	$13,743	$14,304	$14,707
Increase (decrease) resulting from:
State income taxes	730	882	934
Section 199 manufacturing deduction	(1,165)	(1,383)	(1,290)
R&D tax credits	(1,070)	(2,254)	(393)
Excess tax benefit from stock compensation	(687)	--	--
Other, net	134	396	255
Provision for Income Taxes	$11,685	$11,945	$14,213

An excess tax benefit is the realized tax benefit related to the amount of deductible compensation cost reported on an employer’s tax return for equity instruments in excess of the compensation cost for those instruments recognized for financial reporting purposes. The Company adopted ASU-2016-09 (see Note 1) effective January 1, 2016 eliminating the requirement for excess tax benefits to be recorded as additional paid-in capital when realized. Excess tax benefits in the amount of $156,000 and $168,000 were recognized as additional paid-in capital during 2015 and 2014, respectively, resulting from the vesting of restricted stock and restricted stock units. With the adoption of ASU 2016-09, excess tax benefits of $687,000 were recognized as a component of income tax expense in 2016 for these types of transactions.

We recorded tax credits for our R&D expenditures totaling $2.3 million in 2015. This amount included an adjustment for recalculation of our R&D tax credits from prior years resulting from a new regulation issued by the Treasury Department which favorably impacted the benefits provided to the Company under these rules.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by ASC 740 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2014	$346
Increase in tax positions for prior years	6
Increase in tax positions for current year	0
Lapse in statutes of limitation	(223)
Gross unrecognized tax benefits at December 31, 2014	$129
Increase in tax positions for prior years	122
Increase in tax positions for current year	0
Lapse in statutes of limitation	(131)
Gross unrecognized tax benefits at December 31, 2015	$120
Decrease in tax positions for prior years	(120)
Increase in tax positions for current year	0
Lapse in statutes of limitation	0
Gross unrecognized tax benefits at December 31, 2016	$0

We are subject to United States federal income tax as well as to income tax of multiple state jurisdictions.  We have concluded all United States federal income tax matters for years through 2011. The audit of our federal income tax returns for 2011, 2012 and 2013 was completed in 2016 with no changes. All material state and local income tax matters have been concluded for years through 2012.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Tax expense for the year ended December 31, 2016, 2015 and 2014 included a net interest benefit of $0, $9,000 and $12,000, respectively.

 (6)             Stockholders’ Equity

Our Board of Directors has at various times authorized repurchases of our stock in open-market or privately-negotiated transactions at such times and at such prices as management may from time to time determine. On August 16, 2011, our Board of Directors adopted a stock repurchase program pursuant to which we repurchased 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions, which was the maximum number of shares that could be repurchased. On May 21, 2015 our Board of Directors adopted a new stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. This program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2016, 231,765 shares remained available for repurchase under this program. We repurchased 3,427, 89,452 and 73,379 shares during 2016, 2015 and 2014, respectively.

We increased our quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased to $.75 per share in September 2014, to $.90 per share in September 2015 and to $1.05 per share in September 2016. Holders of our stock units earned non-cash dividend equivalents of $40,000 in 2016, $46,000 in 2015 and $33,000 in 2014.

(7)            Income Per Share

The following is the computation of basic and diluted income per share:
	Year ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Net Income	$27,581	$28,925	$27,808

Weighted average basic shares outstanding	1,824	1,846	1,958
Add: Effect of dilutive securities	33	24	17
Weighted average diluted shares outstanding	1,857	1,870	1,975

Net Income per share
Basic	$15.12	$15.67	$14.20
Diluted	$14.85	$15.47	$14.08

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

At December 31, 2016, we had three stock-based compensation plans which are described more fully below. We account for our plans under ASC 718, and the disclosures that follow are based on applying ASC 718.

Our Amended and Restated 2006 Equity Incentive Plan, or 2006 Plan, provides for awards to key employees, non-employee directors and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance shares and other stock-based awards. Under the 2006 Plan, 200,000 shares, in the aggregate, of common stock have been reserved for awards. The purchase price of shares issued on the exercise of options must be at least equal to the fair market value of such shares on the date of grant. The options granted become exercisable and expire as determined by the Compensation Committee. As of December 31, 2016, there remained 52,248 shares reserved for future stock-based awards under the 2006 Plan.

In May 2007, we adopted our Deferred Compensation Plan for Non-Employee Directors (as amended, the “Deferred Compensation Plan”), and 2,500 shares of our common stock were initially reserved for issuance thereunder. This plan allows our non-employee directors to elect to receive stock units in lieu of all or part of the cash fees they are receiving for their services as directors. On the first business day of each calendar year, each participating non-employee director is credited with a number of stock units determined on the basis of the foregone cash fees and the closing price of our common stock on the next preceding date on which shares of our stock were traded. The stock units are converted to shares of our common stock on a one-for-one basis at a future date as elected in advance by the director, but no later than the January following the year in which the director ceases to serve on the Board of Directors, and the shares are delivered to the director. As of December 31, 2016, there remained 1,559 shares of common stock reserved for issuance upon the conversion of stock units which may be credited in the future to non-employee directors.

In May 2007, we also adopted our Non-Employee Director Stock Purchase Plan, (as amended, the “Director Stock Purchase Plan”), and 2,500 shares of our common stock were initially reserved for issuance thereunder. Under this plan, our non-employee directors may elect to receive on the first business day of the calendar year fully-vested stock and restricted stock in lieu of some or all of their fees payable to them during such year. The foregone fees are converted into shares of fully-vested stock and restricted stock on the first business day of such calendar year based on the closing price of our common stock on the next preceding date on which shares of our stock were traded. The restricted stock vests in equal amounts on the first day of the next three succeeding calendar quarters provided the non-employee director is then serving on our Board of Directors. As of December 31, 2016, there remained 1,126 shares reserved for issuance under such plan.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A summary of stock option transactions for the year ended December 31, 2016 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2015	50,000	$204.76
Granted	--	--
Exercised	--	--
Outstanding at December 31, 2016	50,000	$204.76	1.9 years
Exercisable at December 31, 2016	45,000	$202.17	1.8 years

All nonvested options outstanding at December 31, 2016 are expected to vest. We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. None of our grants includes performance-based or market-based vesting conditions. The expected life represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The fair value of stock-based payments, funded with options, is valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history. We base the risk-free interest rate using the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term. We base the dividend yield used in the Black-Scholes valuation method on our dividend history.

There were no options granted in 2016, 2015 or 2014. There were no options exercised in 2016 or 2015. The total intrinsic values of options outstanding and options currently exercisable at December 31, 2016, were $15.1 million and $13.7 million, respectively.

During 2016, no shares of restricted stock were awarded under the 2006 Plan. Under the terms of our restricted stock awards, the restrictions usually lapse over a five-year period. During the vesting period, holders of restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Nonvested shares are generally forfeited on termination of employment unless otherwise provided in the participant’s employment agreement or the termination is in connection with a change in control.  A summary of changes in nonvested restricted stock for the year ended December 31, 2016 is presented below:

Nonvested Shares	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at December 31, 2015	4,500	$212.53
Granted in 2016	--	--
Vested in 2016	(3,000)	$204.76
Restricted stock at December 31, 2016	1,500	$228.08

All shares of nonvested restricted stock outstanding at December 31, 2016 are expected to vest. The total fair value of restricted stock vested during 2016, 2015 and 2014 was $1,177,000, $1,086,000 and $1,372,000, respectively.

During 2016 there were no restricted stock units awarded under the 2006 Plan. All of our restricted stock units are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Nonvested stock units are generally forfeited on termination of employment unless the termination is in connection with a change in control. During the vesting period, holders of all restricted stock units earn dividends in the form of additional units. During 2016, one non-employee director elected to receive stock units in lieu of a portion of his cash fees for his services as a member of the Board of Directors.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A summary of changes in stock units for the year ended December 31, 2016, is presented below:
Nonvested Stock Units	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Director’s Stock Units	Weighted Average Award Date Fair Value Per Unit
Nonvested at December 31, 2015	15,428	$229.02	--
Granted	88	$431.74	25	$390.43
Vested	(6,128)	$186.49	(25)	$390.43
Nonvested at December 31, 2016	9,388	$258.69	--

All nonvested restricted stock units at December 31, 2016 are expected to vest. The total intrinsic value of all outstanding stock units which were not convertible at December 31, 2016, including 457 stock units held for the accounts of non-employee directors, was $4,994,000. The total fair value of directors’ stock units that vested was $10,000 during 2016, $5,000 during 2015 and $8,000 during 2014.

Stock awards that vested immediately were awarded under the 2006 Plan to non-employee directors totaling $240,000 in value in each of 2016, 2015 and 2014. Compensation related to stock awards, restricted stock and stock units is based on the fair market value of the stock on the date of the award. These fair values are then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. Compensation related to stock options is based on the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach.

For the years ended December 31, 2016, 2015 and 2014, we recorded stock-based compensation expense as a G&A expense in the amount of $1,566,000, $1,841,000 and $2,209,000, respectively, for all of the above mentioned stock-based compensation arrangements. The total tax benefit recognized in the income statement from stock-based compensation arrangements for the years ended December 31, 2016, 2015 and 2014, was $1,235,000, $644,000 and $773,000, respectively. The 2016 tax benefit amount includes $687,000 of excess tax benefits within income tax expense as a result of the adoption of ASU 2016-09. Excess tax benefits of $156,000 and $168,000 were recognized during 2015 and 2014, respectively, as additional paid-in capital and are shown as a financing activity in our consolidated statements of cash flows for such years.

Unrecognized compensation cost information for our various stock-based compensation types is shown below as of December 31, 2016:
	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$76,000	0.4
Restricted stock	128,000	0.4
Restricted stock units	622,000	2.5
Total	$826,000

We have a policy of utilizing treasury shares to satisfy stock option exercises, stock unit conversions and restricted stock awards.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(9) Industry Segment and Geographic Information

We operate in one reportable industry segment: developing and manufacturing products primarily for medical applications and have no foreign operating subsidiaries. We have other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of our medical products segment. Our revenues from sales to customers outside the United States totaled approximately 37, 35 and 42 percent of our net revenues in 2016, 2015 and 2014, respectively. In 2015, we saw a shift in the percentage of our international sales that was driven in large part by a customer’s decision to build a new facility in the United States. We have no assets located outside the United States.

A summary of revenues by geographic area, based on shipping destination, for 2016, 2015 and 2014 is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
United States	$91,092	$94,840	$81,971
Canada	2,041	2,062	11,655
Other countries less than 10% of revenues	50,354	48,830	47,136
Total	$143,487	$145,733	$140,762

A summary of revenues by product line for 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014

Fluid Delivery	$60,889	$60,630	$57,905
Cardiovascular	47,064	46,463	43,001
Ophthalmology	15,427	18,253	19,329
Other	20,107	20,387	20,527
Total	$143,487	$145,733	$140,762

(10)             Employee Retirement and Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. We make a matching contribution to the plan. Our contributions under this plan were $667,000, $645,000 and $600,000 in 2016, 2015 and 2014, respectively.

(11)             Commitments and Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrue for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of December 31, 2016, the Company had no ongoing litigation or arbitration for such matters.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

We had a dispute which was favorably settled in the third quarter of 2007. This settlement was amended in December 2008.  The amended settlement agreement provides that we may receive annual payments from 2009 through 2024. We have not recorded $4.0 million in potential future payments under this settlement as of December 31, 2016 due to the uncertainty of payment.

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them. Termination under such circumstances at December 31, 2016 could have resulted in payments aggregating $6.1 million.

(12)             Quarterly Financial Data (Unaudited):

QuarterEnded	OperatingRevenue	OperatingIncome	Net Income	Income Per Basic Share	Income Per Diluted Share
(In thousands, except per share amounts)
03/31/16	$36,215	$10,465	$6,945	$3.81	$3.76
06/30/16	36,143	10,074	7,450	4.09	4.02
09/30/16	37,835	10,976	7,614	4.17	4.10
12/31/16	33,294	7,611	5,571	3.05	3.00

03/31/15	$38,324	$11,486	$7,602	$4.05	$4.01
06/30/15	37,655	11,120	7,474	4.04	3.99
09/30/15	37,381	11,573	7,799	4.25	4.19
12/31/15	32,372	8,330	6,050	3.32	3.27

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, were effective as of December 31, 2016. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of its audit, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

We have audited the internal control over financial reporting of Atrion Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 13, 2017, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 13, 2017

ITEM 9B.  OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2016 that was not reported.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Part III is omitted from this Form 10-K and is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders which we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2016.

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be filed in connection with our 2017 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed in connection with our 2017 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2017 annual meeting of stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the section entitled “Securities Ownership” in our definitive proxy statement to be filed in connection with our 2017 annual meeting of stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plan approved by security holders (1)	59,388	$204.76(2)	52,248
Equity compensation plans not approved by security holders(3)	457	-	2,685(4)
Total	59,845	$204.76	54,933

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

(4)  The Deferred Compensation Plan and the Director Stock Purchase Plan do not provide for a specified limit on the number of shares of our common stock that may be issued thereunder. The 2,685 shares shown as available for future issuance (1,559 shares under the Deferred Compensation Plan and 1,126 shares under the Director Stock Purchase Plan) reflect the number of shares initially reserved, in the aggregate, for issuance under those plans less the number of shares of our common stock issued or to be issued with respect to stock units that have been credited to non-employee directors' stock unit accounts under the Deferred Compensation Plan and our stock that has been purchased under the Director Stock Purchase Plan on or before December 31, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2017 annual meeting of stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2017 annual meeting of stockholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this report on Form 10-K:
1. Financial Statements of the Company:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders Equity

2. Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts

	Allowance for Doubtful Receivables
	December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$50	$22	$86
Additions charged to expense	42	33	13
Deductions from reserve	(24)	(5)	(78)
Recovery	3	-	1
Ending balance	$71	$50	$22

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

3. Exhibits.  Reference as made to Item 15(b) of this report on Form 10-K.

(b) Exhibits

Exhibit Number	Description
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on August 14, 2013) (2)
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Second Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on May 26, 2011) (8)
10g*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (9)
10h*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)

10i*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (13)
10l*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (14)
10m*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (15)
10n*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (16)
10o*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (17)
10p*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (18)
10q*	Form of Indemnification Agreement for Directors and Executive Officers (19)
10r
Loan and Security Agreement dated November 12, 1999 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, Inc., Atrion Leasing Company, Inc., Atrion International, Inc. and SouthTrust Bank, National Association. (20)

10s
Amendment to Loan and Security Agreement dated as of December 26, 2001 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, LLC, Atrion Leasing Company, LLC, Atrion International, Inc. and SouthTrust Bank, National Association. (21)

10t
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
Fifth Amendment to Loan and Security Agreement dated as of September 30, 2008 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, LLC, Atrion Leasing Company, LLC and Wachovia Bank, National Association. (24)

10w
Sixth Amendment to Loan and Security Agreement and Loan Increase Agreement dated as of October 1, 2011 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, LLC, Atrion Leasing Company, LLC and Wells Fargo Bank, National Association. (25)

10x
Sixth Amendment to Line of Credit Promissory Note dated as of October 1, 2011 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, LLC, Atrion Leasing Company, LLC and Wells Fargo Bank, National Association. (26)

10y	Seventh Amendment to Loan and Security Agreement and Loan Increase Agreement dated as of June 11, 2015 (27)
10z	Seventh Amendment to Line of Credit Promissory Note dated as of June 11, 2015 (28)
13.1	Stock Performance Graph (29)
21	Subsidiaries of Atrion Corporation as of December 31, 2016 (29)
23	Consent of Grant Thornton LLP (29)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (29)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (29)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (29)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (29)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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
(5)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.
(6)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.
(7)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 25, 2016.
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
(16)
Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.
(17)
Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(18)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.
(19)
Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 11, 2013.
(20)
Incorporated by reference to Exhibit (b)(i) to Schedule 13E-4 of Atrion Corporation filed November 17, 1999.
(21)
Incorporated by reference to Exhibit (b)(3) to Schedule TO-I of Atrion Corporation filed March 18, 2003.

(22)
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
(27)
Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2015.
(28)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed August 4, 2015.
(29)
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

Atrion Corporation

Dated: March 13, 2017	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Battat	President and Chief Executive	March 13, 2017
David A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	March 13, 2017
Jeffery Strickland	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Emile A Battat	Chairman	March 13, 2017
Emile A Battat

/s/ Hugh J. Morgan, Jr.	Director	March 13, 2017
Hugh J. Morgan, Jr.

/s/ Roger F. Stebbing	Director	March 13, 2017
Roger F. Stebbing

/s/ John P. Stupp, Jr.	Director	March 13, 2017
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	March 13, 2017
Ronald N. Spaulding

	Director	March 13, 2017
Preston G. Athey

Exhibit Index

Exhibit Number	Description
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on August 14, 2013) (2)
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Second Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on May 26, 2011) (8)
10g*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (9)
10h*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (13)
10l*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (14)
10m*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (15)
10n*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (16)
10o*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (17)
10p*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (18)
10q*	Form of Indemnification Agreement for Directors and Executive Officers (19)
10r
Loan and Security Agreement dated November 12, 1999 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, Inc., Atrion Leasing Company, Inc., Atrion International, Inc. and SouthTrust Bank, National Association. (20)

10s
Amendment to Loan and Security Agreement dated as of December 26, 2001 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, LLC, Atrion Leasing Company, LLC, Atrion International, Inc. and SouthTrust Bank, National Association. (21)

10t
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
Fifth Amendment to Loan and Security Agreement dated as of September 30, 2008 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, LLC, Atrion Leasing Company, LLC and Wachovia Bank, National Association. (24)

10w
Sixth Amendment to Loan and Security Agreement and Loan Increase Agreement dated as of October 1, 2011 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, LLC, Atrion Leasing Company, LLC and Wells Fargo Bank, National Association. (25)

10x
Sixth Amendment to Line of Credit Promissory Note dated as of October 1, 2011 among Atrion Corporation, Atrion Medical Products, Inc., Halkey-Roberts Corporation, Quest Medical, Inc., AlaTenn Pipeline Company, LLC, Atrion Leasing Company, LLC and Wells Fargo Bank, National Association. (26)

10y	Seventh Amendment to Loan and Security Agreement and Loan Increase Agreement dated as of June 11, 2015 (27)
10z	Seventh Amendment to Line of Credit Promissory Note dated as of June 11, 2015 (28)
13.1	Stock Performance Graph (29)
21	Subsidiaries of Atrion Corporation as of December 31, 2016 (29)
23	Consent of Grant Thornton LLP (29)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (29)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (29)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (29)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (29)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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
(5)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.
(6)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.
(7)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 25, 2016.
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
(16)
Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.
(17)
Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(18)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.
(19)
Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 11, 2013.
(20)
Incorporated by reference to Exhibit (b)(i) to Schedule 13E-4 of Atrion Corporation filed November 17, 1999.
(21)
Incorporated by reference to Exhibit (b)(3) to Schedule TO-I of Atrion Corporation filed March 18, 2003.
(22)
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
(27)
Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2015.
(28)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed August 4, 2015.
(29)
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