Form 10-K/A
period 2016-12-31
ATRION CORP
filed 2017-03-14
CIK 701288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No.1)

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

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2016
________

EXPLANATORY NOTE

On March 13, 2017, the filing agent engaged by Atrion Corporation (the "Company") inadvertently filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 with the Securities and Exchange Commission (the "Original Filing"). Such filing was made prior to the issuance of the Report of the Independent Registered Public Accounting Firm, prior to to the recommendation of the Audit Committee the Company's audited financial statements as of and for the year ended December 31, 2016 be included in the Annual Report on Form 10-K and prior to the approval of the Board of Directors of such filing.

This Amendment No. 1 (the "Amendment") to the Original Filing has been approved by the Company's Board of Directors and is being filed to report that the Independent Registered Public Accounting Firm has issued it Report on the Company's financial statements included in Item 8 of this Amendment and that the Audit Committee has recommended the inclusion of such financial statements in this Amendment and to set forth the correct dates for the Report of the Independent Registered Public Accounting Firm and its Consent. In addition, new certifications by the Company's principal executive officer and principle financial officer are filed as exhibits to this Amendment and two typographical errors in the Original Filing have been corrected. Other than the foregoing changes and this Explanatory Note, no information in the Original Filing has been supplemented, updated or amended. This amendment replaces the Original Filing in its entirety.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atrion Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2017 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 14, 2017

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

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them. Termination under such circumstances at December 31, 2016 could have resulted in payments aggregating $6.0 million.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 14, 2017, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 14, 2017

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

Atrion Corporation

Dated: March 14, 2017	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Battat	President and Chief Executive	March 14, 2017
David A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	March 14, 2017
Jeffery Strickland	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Emile A Battat	Chairman	March 14, 2017
Emile A Battat

/s/ Hugh J. Morgan, Jr.	Director	March 14, 2017
Hugh J. Morgan, Jr.

/s/ Roger F. Stebbing	Director	March 14, 2017
Roger F. Stebbing

/s/ John P. Stupp, Jr.	Director	March 14, 2017
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	March 14, 2017
Ronald N. Spaulding

	Director	March __, 2017
Preston G. Athey

Exhibit Index

Exhibit Number	Description
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on August 14, 2013) (2)
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Second Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on May 26, 2011) (8)
10g*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (9)
10h*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (13)
10l*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (14)
10m*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (15)
10n*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (16)
10o*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (17)
10p*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (18)
10q*	Form of Indemnification Agreement for Directors and Executive Officers (19)
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