Form 10-Q
period 2017-03-31
ATRION CORP
filed 2017-05-10
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]
Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2017
or
[ ]
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 001-32982

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas 75002
(Address of Principal Executive Offices) (Zip Code)

(972) 390-9800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 14, 2017
Common stock, Par Value $0.10 per share	1,836,805

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Revenues	$38,504	$36,215
Cost of goods sold	19,873	18,650
Gross profit	18,631	17,565
Operating expenses:
Selling	1,748	1,735
General and administrative	4,017	3,949
Research and development	1,539	1,416
	7,304	7,100
Operating income	11,327	10,465

Interest income	148	123
Other income (expense), net	1	(345)
	149	(222)

Income before provision for income taxes	11,476	10,243
Provision for income taxes	(1,526)	(3,298)

Net income	$9,950	$6,945

Net income per basic share	$5.42	$3.81
Weighted average basic shares outstanding	1,835	1,823

Net income per diluted share	$5.36	$3.74
Weighted average diluted shares outstanding	1,855	1,857

Dividends per common share	$1.05	$0.90

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Net Income	$9,950	$6,945

Other Comprehensive Loss: Unrealized loss on investments, net of tax benefit of $169 in 2017 and net of tax benefit of $37 in 2016	(313)	(68)

Comprehensive Income	$9,637	$6,877

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	March 31, 2017	December 31, 2016
	(in thousands)
Current assets:
Cash and cash equivalents	$17,529	$20,022
Short-term investments	29,019	24,080
Accounts receivable	20,679	17,166
Inventories	30,354	29,015
Prepaid expenses and other current assets	2,003	3,181
	99,584	93,464

Long-term investments	9,463	9,945

Property, plant and equipment	162,543	160,413
Less accumulated depreciation and amortization	96,942	95,148
	65,601	65,265

Other assets and deferred charges:
Patents	1,868	1,929
Goodwill	9,730	9,730
Other	1,543	1,609
	13,141	13,268

Total assets	$187,789	$181,942
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,436	$8,663
Accrued income and other taxes	688	410
	10,124	9,073

Line of credit	--	--

Other non-current liabilities	9,969	9,881

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized10,000 shares, issued 3,420 shares	342	342
Paid-in capital	42,029	37,448
Accumulated other comprehensive income (loss)	(787)	(474)
Retained earnings	247,958	239,946
Treasury shares,1,583 at March 31, 2017 and 1,596 at December 31, 2016, at cost	(121,846)	(114,274)
Total stockholders’ equity	167,696	162,988

Total liabilities and stockholders’ equity	$187,789	$181,942

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$9,950	$6,945
Adjustments to reconcile net income tonet cash provided by operating activities:
Depreciation and amortization	2,099	2,212
Deferred income taxes	217	(168)
Stock-based compensation	275	491
Bond impairment	--	345

Net change in accrued interest, premiums, and discounts
on investments	(28)	5
	12,513	9,830

Changes in operating assets and liabilities:
Accounts receivable	(3,513)	(5,097)
Inventories	(1,339)	(697)
Prepaid expenses	1,178	1,562
Other non-current assets	66	(62)
Accounts payable and accrued liabilities	773	(487)
Accrued income and other taxes	278	2,209
Other non-current liabilities	39	(120)
	9,995	7,138

Cash flows from investing activities:
Property, plant and equipment additions	(2,373)	(2,947)
Purchase of investments	(19,911)	(1,676)
Proceeds from maturities of investments	15,000	--
	(7,284)	(4,623)

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(3,275)	--
Purchase of treasury stock	--	(1,276)
Dividends paid	(1,929)	(1,638)
	(5,204)	(2,914)

Net change in cash and cash equivalents	(2,493)	(399)
Cash and cash equivalents at beginning of period	20,022	28,346
Cash and cash equivalents at end of period	$17,529	$27,947

Cash paid for:
Income taxes	$29	$104

Non-cash financing activities
Non-cash effect of stock option exercises	$4,535	--

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, January 1, 2017	1,824	$342	1,596	$(114,274)	$37,448	$(474)	$239,946	$162,988

Net income							9,950	9,950
Other comprehensive income (loss)						(313)		(313)
Stock-based compensation transactions	28		(28)	239	4,581			4,820
Shares surrendered in stock transactions	(15)		15	(7,811)				(7,811)
Dividends							(1,938)	(1,938)
Balances, March 31, 2017	1,837	$342	1,583	$(121,846)	$42,029	$(787)	$247,958	$167,696

The accompanying notes are an integral part of these financial statements

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
Basis of Presentation

The accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016 ("2016 Form 10-K/A"). References herein to "Atrion," the "Company," "we," "our," and "us" refer to Atrion Corporation and its subsidiaries.

(2)
Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$14,191	$12,984
Work in process	7,014	6,230
Finished goods	9,149	9,801
Total inventories	$30,354	$29,015

(3)
Income per share

The following is the computation for basic and diluted income per share:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Net income	$9,950	$6,945
Weighted average basic shares outstanding	1,835	1,823
Add: Effect of dilutive securities	20	34
Weighted average diluted shares outstanding	1,855	1,857
Earnings per share:
Basic	$5.42	$3.81
Diluted	$5.36	$3.74

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 1,027 shares of common stock for the quarter ended March 31, 2017 were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive. No shares were excluded for the quarter ended March 31, 2016.

(4)
Investments

As of March 31, 2017, we held investments that are required to be measured for disclosure purposes at fair value on a recurring basis. These investments are considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months including interest receivable on long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months. The fair value of these Level 2 investments were estimated using recently executed transactions and market price quotations. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
As of March 31, 2017:
Short-term Investments:
Certificates of Deposit	$18,063	$2	$(2)	$18,063
Commercial Paper	$10,926	$24	$(7)	$10,943
Corporate bonds	$30	$--	$--	$30

Long-term Investments
Corporate bonds	$5,000	$--	$(191)	$4,809
Equity investments	$5,675	$--	$(1,212)	$4,463

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2016:
Short-term Investments:
Certificates of Deposit	$24,000	$9	$--	$24,009
Corporate bonds	$80	$--	$--	$80

Long-term Investments
Corporate bonds	$5,000	$--	$(287)	$4,713
Equity investments	$5,675	$--	$(730)	$4,945

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The above long-term corporate bonds represent an investment in one issuer at March 31, 2017. The unrealized loss for this investment relates to a rise in interest rates which resulted in a lower market price for that security. This investment has not been in a loss position for more than 12 months.

The certificates of deposit have maturities greater than two months but shorter than seven months. The commercial paper securities have maturities from two months to less than eleven months. The bonds will mature in 50.5 months.

(5)
Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

March 31, 2017			December 31, 2016
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$11,972	15.67	$13,840	$11,911

Aggregate amortization expense for patents and licenses was $62,000 and $63,000 for the three months ended both March 31, 2017 and 2016, respectively.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2018
$119
2019
$119
2020
$119
2021
$119
2022
$117

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)
Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The objective of this update is to simplify several aspects of the accounting for employee share-based payments. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance windfalls were recognized in paid-in capital and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. The ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities. These items were previously included as cash flows from financing activities. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We elected to adopt ASU 2016-09 during the second quarter of 2016 and are therefore required to report the impacts as though the ASU had been adopted on January 1, 2016. As a result of the adoption, a tax benefit of $623,000 was recorded in the second quarter of 2016 reflecting the excess tax benefits. The adoption also impacted the computation of diluted shares outstanding for all 2016 reporting periods. First quarter of 2016 net income per diluted share was restated to $3.74 from $3.76. There was no restatement necessary for cash flows from operating activities or cash flows from financing activities in the previous 2016 period. The adoption was on a prospective basis and therefore had no impact on prior years. In the first quarter of 2017 we recorded a tax benefit of $2.3 million resulting in a $1.22 per share effect on the net income per diluted share.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments in order to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the new guidance to determine the full impact it may have on our consolidated financial statements. We anticipate any impact in accounting changes to be limited to our equity investment that is classified as an available for sale investment in our consolidated balance sheets. We also anticipate disclosure changes as a result of this standard when effective.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 but early application is permitted and the guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We elected to adopt this ASU in the first quarter of 2017 on a retrospective basis. Amounts reclassified from “Deferred income taxes” to “Other non-current liabilities” were $651,000 as of December 31, 2016.The adoption did not have a material impact on our consolidated financial statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We plan on adopting the ASU in the first quarter of the year ending December 31, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that our pending adoption of this guidance will have on our consolidated financial statements and related disclosures. We anticipate our assessment to be completed by December 31, 2017. Based on our existing evaluation process, we have not identified any revenue stream that would be materially impacted.

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

For the three months ended March 31, 2017, we reported revenues of $38.5 million, operating income of $11.3 million and net income of $10.0 million, up 6 percent, up 8 percent and up 43 percent, respectively, from the three months ended March 31, 2016.

Results for the three months ended March 31, 2017

Consolidated net income totaled $10.0 million, or $5.42 per basic and $5.36 per diluted share, in the first quarter of 2017. This is compared with consolidated net income of $6.9 million, or $3.81 per basic and $3.74 per diluted share, in the first quarter of 2016. The income per basic share computations are based on weighted average basic shares outstanding of 1,835,000 in the 2017 period and 1,823,000 in the 2016 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,855,000 in the 2017 period and 1,857,000 in the 2016 period.

Consolidated revenues of $38.5 million for the first quarter of 2017 were 6 percent higher than revenues of $36.2 million for the first quarter of 2016. This increase is primarily attributable to increased volumes.

Revenues by product line were as follows (in thousands):

	Three Months ended March 31,
	2017	2016

Fluid Delivery	$18,005	$15,689
Cardiovascular	11,464	11,714
Ophthalmology	3,673	3,471
Other	5,362	5,341
Total	$38,504	$36,215

Cost of goods sold of $19.9 million for the first quarter of 2017 was 7 percent higher than cost of goods sold of $18.7 million for the first quarter of 2016 primarily due to increased revenues, and manufacturing inefficiencies partially offset by the impact of continued cost improvement projects. Our cost of goods sold in the first quarter of 2017 was 51.6 percent of revenues compared with 51.5 percent of revenues in the first quarter of 2016.

Gross profit of $18.6 million in the first quarter of 2017 was $1.1 million, or 6 percent, higher than in the comparable 2016 period. Our gross profit percentage in the first quarter of 2017 was 48.4 percent of revenues compared with 48.5 percent of revenues in the first quarter of 2016. The increase in gross profit in the 2017 period compared to the 2016 period was primarily related to the increased revenues mentioned above.

Our first quarter 2017 operating expenses of $7.3 million were $204,000 higher than the operating expenses for the first quarter of 2016. This increase was attributable to a $68,000 increase in General and Administrative, or G&A, expenses, a $13,000 increase in Selling expenses and a $123,000 increase in Research and Development, or R&D, expenses. The increase in G&A expenses for the first quarter of 2017 was principally attributable to increased compensation partially offset by decreased depreciation and travel costs. The increase in R&D expenses was primarily related to increased outside services.

Operating income in the first quarter of 2017 increased $862,000 to $11.3 million, an 8 percent increase compared to our operating income in the quarter ended March 31, 2016. Operating income was 29 percent of revenues in both the first quarter of 2017 and the first quarter of 2016.

In 2016, our other income (expense) is primarily related to an impairment loss on one of our long-term corporate bonds. In the fourth quarter of 2015, we determined that, more likely than not, we would be required to sell or exchange the bond before recovery of its amortized cost. Therefore, we recorded an impairment loss on this long-term corporate bond reducing the carrying value of the bond to its market value at December 31, 2015. In the first quarter of 2016, the market value of this corporate bond experienced further declines. Therefore, we recorded an additional impairment loss on this bond of $345,000 reducing the carrying value of the bond to its market value at March 31, 2016. This bond was sold in the second quarter of 2016.

Income tax expense for the first quarter of 2017 was $1.5 million compared to income tax expense of $3.3 million for the same period in the prior year. The effective tax rate for the first quarter of 2017 was 13.3 percent, compared with 32.2 percent for the first quarter of 2016. The effective tax rate for the first quarter of 2017 was favorably impacted by a tax benefit of $2.3 million related to excess tax benefits from stock compensation as a result of the adoption of ASU 2016-09. We expect the effective tax rate for the remainder of 2017 to be approximately 32.0 percent.

Liquidity and Capital Resources
At December 31, 2016, we had a $40.0 million revolving credit facility with a money center bank that could be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. Interest under the credit facility was to be assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus one percent and was to be payable monthly. We had no outstanding borrowings under our credit facility at December 31, 2016. The credit facility contained various restrictive covenants, none of which was expected to impact our liquidity or capital resources. At December 31, 2016, we were in compliance with all financial covenants.

On February 28, 2017 we replaced the revolving credit facility with a new $75.0 million revolving credit facility with the same bank. The new credit facility has similar operational, covenant and collateral characteristics as the prior facility. Interest under the new credit facility is to be assessed at one, two, three or six-month LIBOR, as selected by us, plus .875 percent. The new credit facility allows us to make advances until February 28, 2022. We had no outstanding borrowings under our new credit facility at March 31, 2017. The new credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At March 31, 2017, we were in compliance with all financial covenants. We believe the bank providing the credit facility is highly-rated and that the entire $75.0 million under the credit facility is currently available to us.

At March 31, 2017, we had a total of $56.0 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $2.0 million from December 31, 2016. The principal contributor to this increase was operating results.

Cash flows from operating activities of $10.0 million for the three months ended March 31, 2017 were primarily comprised of net income plus the net effect of non-cash expenses partially offset by increases to accounts receivable. During the first three months of 2017, we expended $2.4 million for the addition of property and equipment, $19.9 million for the purchase of investments and $1.9 million for dividends. During the same period, maturities of investments generated $15.0 million.

At March 31, 2017, we had working capital of $89.5 million, including $17.5 million in cash and cash equivalents and $29.0 million in short-term investments. The $4.4 million increase in working capital during the first three months of 2017 was primarily related to increases in short-term investments and accounts receivable. This increase was partially offset by decreases in cash and cash equivalents. The net increase in cash and short-term investments was primarily related to operating results. The increase in accounts receivable was primarily related to increased revenues for the first quarter of 2017 as compared to the fourth quarter of 2016.

We believe that our $56.0 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our new credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2017.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2017, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, the impact that the inability of the bank providing the credit facility to provide funds thereunder would have on our ability to fund operations, the impact of the restrictive covenants in our credit facility on our liquidity and capital resources, our access to equity and debt financing, and the increase in cash, cash equivalents, and investments during the remainder of 2017. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2017, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2016 Form 10-K/A.

Item 4.
Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.
Risk Factors

There were no material changes to the risk factors disclosed in our 2016 Form 10-K/A.

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

Atrion Corporation (Registrant)

Date: May 10, 2017	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: May 10, 2017	By:	/s/ Jeffery Strickland
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