Form 10-Q
period 2017-06-30
ATRION CORP
filed 2017-08-08
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]
Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2017
or
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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 20, 2017
Common stock, Par Value $0.10 per share	1,851,842

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenues	$36,164	$36,143	$74,669	$72,358
Cost of goods sold	18,470	18,928	38,344	37,578
Gross profit	17,694	17,215	36,325	34,780
Operating expenses:
Selling	1,864	1,664	3,612	3,400
General and administrative	4,287	3,880	8,304	7,829
Research and development	1,368	1,597	2,907	3,012
	7,519	7,141	14,823	14,241
Operating income	10,175	10,074	21,502	20,539

Interest income	370	85	519	208
Other income (expense), net	--	36	1	(309)
	370	121	520	(101)

Income before provision for income taxes	10,545	10,195	22,022	20,438
Provision for income taxes	(519)	(2,745)	(2,046)	(6,042)

Net income	$10,026	$7,450	$19,976	$14,396

Net income per basic share	$5.44	$4.09	$10.86	$7.90
Weighted average basic shares outstanding	1,844	1,822	1,839	1,823

Net income per diluted share	$5.40	$4.02	$10.76	$7.76
Weighted average diluted shares outstanding	1,858	1,853	1,856	1,855

Dividends per common share	$1.05	$0.90	$2.10	$1.80

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Net Income	$10,026	$7,450	$19,976	$14,396

Other Comprehensive Income (Loss) Unrealized income (loss) on investments, net of tax expense (benefit) of $204, ($136), $36 and ($172)	379	(252)	66	(321)

Comprehensive Income	$10,405	$7,198	$20,042	$14,075

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	June 30, 2017	December 31, 2016
	(in thousands)
Current assets:
Cash and cash equivalents	$20,223	$20,022
Short-term investments	27,073	24,080
Accounts receivable	19,690	17,166
Inventories	29,965	29,015
Prepaid expenses and other current assets	6,022	3,181
	102,973	93,464

Long-term investments	10,046	9,945

Property, plant and equipment	165,571	160,413
Less accumulated depreciation and amortization	99,015	95,148
	66,556	65,265

Other assets and deferred charges:
Patents	1,837	1,929
Goodwill	9,730	9,730
Other	1,529	1,609
	13,096	13,268

Total assets	$192,671	$181,942
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,111	$8,663
Accrued income and other taxes	1,272	410
	9,383	9,073

Line of credit	--	--

Other non-current liabilities	10,965	9,881

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized10,000 shares, issued 3,420 shares	342	342
Paid-in capital	48,017	37,448
Accumulated other comprehensive income (loss)	(408)	(474)
Retained earnings	256,035	239,946
Treasury shares,1,584 at June 30, 2017 and 1,596 at December 31, 2016, at cost	(131,663)	(114,274)
Total stockholders’ equity	172,323	162,988

Total liabilities and stockholders’ equity	$192,671	$181,942

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$19,976	$14,396
Adjustments to reconcile net income tonet cash provided by operating activities:
Depreciation and amortization	4,223	4,442
Deferred income taxes	1,009	225
Stock-based compensation	903	1,081
Bond impairment	--	345
Net change in accrued interest, premiums, and discounts
on investments	(82)	38
Other	(2)	--
	26,027	20,527

Changes in operating assets and liabilities:
Accounts receivable	(2,524)	(2,213)
Inventories	(950)	(1,396)
Prepaid expenses	(2,841)	(881)
Other non-current assets	81	(130)
Accounts payable and accrued liabilities	(552)	(1,411)
Accrued income and other taxes	862	331
Other non-current liabilities	39	193
	20,142	15,020

Cash flows from investing activities:
Property, plant and equipment additions	(5,422)	(5,292)
Purchase of investments	(21,911)	(6,799)
Proceeds from sale of investments	--	210
Proceeds from maturities of investments	19,000	5,000
	(8,333)	(6,881)

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(7,735)	(1,112)
Purchase of treasury stock	--	(1,276)
Dividends paid	(3,873)	(3,280)
	(11,608)	(5,668)

Net change in cash and cash equivalents	201	2,471
Cash and cash equivalents at beginning of period	20,022	28,346
Cash and cash equivalents at end of period	$20,223	$30,817

Cash paid for:
Income taxes	$2,295	$5,860

Non-cash financing activities:
Non-cash effect of stock option exercises	$10,237	--

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, January 1, 2017	1,824	$342	1,596	$(114,274)	$37,448	$(474)	$239,946	$162,988

Net income							19,976	19,976
Other comprehensive income (loss)						66		66
Stock-based compensation transactions	46		(46)	583	10,569			11,152
Shares surrendered in stock transactions	(34)		34	(17,972)				(17,972)
Dividends							(3,887)	(3,887)
Balances, June 30, 2017	1,836	$342	1,584	$(131,663)	$48,017	$(408)	$256,035	$172,323

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

(2)
Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$12,991	$12,984
Work in process	6,927	6,230
Finished goods	10,047	9,801
Total inventories	$29,965	$29,015

(3)
Income per share

The following is the computation for basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net income	$10,026	$7,450	$19,976	$14,396
Weighted average basic shares outstanding	1,844	1,822	1,839	1,823
Add: Effect of dilutive securities	14	31	17	32
Weighted average diluted shares outstanding	1,858	1,853	1,856	1,855
Earnings per share:
Basic	$5.44	$4.09	$10.86	$7.90
Diluted	$5.40	$4.02	$10.76	$7.76

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 2,342 and 41 shares of common stock for the quarters ended June 30, 2017 and 2016, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)
Investments

As of June 30, 2017, we held investments in certificates of deposit, commercial paper, corporate bonds and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The certificates of deposit, commercial paper and corporate bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheet. The equity security is considered available for sale and recorded at fair value in the accompanying consolidated balance sheet with the unrealized gains and losses recorded as a component of other comprehensive income. These investments are considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term corporate bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months. The fair values of these Level 2 investments were estimated using recently executed transactions and market price quotations. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
As of June 30, 2017:
Short-term Investments:
Certificates of Deposit	$18,107	$1	$(2)	$18,106
Commercial Paper	$8,960	$--	$(4)	$8,956
Corporate bonds	$6	$--	$--	$6

Long-term Investments
Corporate bonds	$5,000	$--	$(63)	$4,937
Equity investments	$5,675	$--	$(629)	$5,046

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2016:
Short-term Investments:
Certificates of Deposit	$24,000	$9	$--	$24,009
Corporate bonds	$80	$--	$--	$80

Long-term Investments
Corporate bonds	$5,000	$--	$(287)	$4,713
Equity investments	$5,675	$--	$(730)	$4,945

The above long-term corporate bonds represent an investment in one issuer at June 30, 2017. The unrealized loss for this investment relates to a rise in interest rates which resulted in a lower market price for that security. This investment has not been in a loss position for more than 12 months.

The certificates of deposit have maturities greater than one month but shorter than eleven months. The commercial paper securities have maturities from one month to less than eight months. The corporate bonds will mature in 47.5 months.

(5)
Patents and Licenses

Purchased patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

June 30, 2017			December 31, 2016
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,003	15.67	$13,840	$11,911

Aggregate amortization expense for patents and licenses was $30,000 and $63,000 for the three months ended June 30, 2017 and 2016, respectively, and $92,000 and $125,000 for the six months ended June 30, 2017 and 2016, respectively.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2018
$119
2019
$119
2020
$119
2021
$119
2022
$117

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)
Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The objective of this update is to simplify several aspects of the accounting for employee share-based payments. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance windfalls were recognized in paid-in capital and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. The ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities. These items were previously included as cash flows from financing activities. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We elected to adopt ASU 2016-09 during the second quarter of 2016 and are therefore required to report the impacts as though the ASU had been adopted on January 1, 2016. As a result of the adoption, a tax benefit of $623,000 was recorded in the second quarter of 2016 reflecting the excess tax benefits. The adoption also impacted the computation of diluted shares outstanding for all 2016 reporting periods. First quarter of 2016 net income per diluted share was restated to $3.74 from $3.76. There was no restatement necessary for cash flows from operating activities or cash flows from financing activities in the previous 2016 period. The adoption was on a prospective basis and therefore had no impact on years prior to 2016. In the second quarter of 2017 we recorded a tax benefit of $3.0 million resulting in a $1.61 per share effect on net income per diluted share. In the first six months of 2017 we recorded a tax benefit of $5.3 million resulting in a $2.83 per share effect on the net income per diluted share.

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

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For the three months ended June 30, 2017, we reported revenues of $36.2 million, operating income of $10.2 million and net income of $10.0 million, up less than 1 percent, up 1 percent and up 35 percent, respectively, from the three months ended June 30, 2016. For the six months ended June 30, 2017, we reported revenues of $74.7 million, operating income of $21.5 million and net income of $20.0 million, up 3 percent, up 5 percent and up 39 percent, respectively, from the six months ended June 30, 2016.

Results for the three months ended June 30, 2017

Consolidated net income totaled $10.0 million, or $5.44 per basic and $5.40 per diluted share, in the second quarter of 2017. This is compared with consolidated net income of $7.5 million, or $4.09 per basic and $4.02 per diluted share, in the second quarter of 2016. The income per basic share computations are based on weighted average basic shares outstanding of 1,844,000 in the 2017 period and 1,822,000 in the 2016 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,858,000 in the 2017 period and 1,853,000 in the 2016 period.

Consolidated revenues of $36.2 million for the second quarter of 2017 were less than 1 percent higher than revenues of $36.1 million for the second quarter of 2016.

Revenues by product line were as follows (in thousands):

	Three Months ended June 30,
	2017	2016

Fluid Delivery	$15,630	$14,921
Cardiovascular	12,222	12,546
Ophthalmology	3,762	4,560
Other	4,550	4,116
Total	$36,164	$36,143

Cost of goods sold of $18.5 million for the second quarter of 2017 was 2 percent lower than cost of goods sold of $18.9 million for the second quarter of 2016 primarily due to improved manufacturing efficiencies and the impact of continued cost improvement projects. Our cost of goods sold in the second quarter of 2017 was 51.1 percent of revenues compared with 52.4 percent of revenues in the second quarter of 2016.

Gross profit of $17.7 million in the second quarter of 2017 was $479,000, or 3 percent, higher than in the comparable 2016 period. Our gross profit percentage in the second quarter of 2017 was 48.9 percent of revenues compared with 47.6 percent of revenues in the second quarter of 2016. The increase in gross profit in the 2017 period compared to the 2016 period was primarily related to the reduced costs of goods sold mentioned above.

Our second quarter 2017 operating expenses of $7.5 million were $378,000 higher than the operating expenses for the second quarter of 2016. This increase was attributable to a $407,000 increase in General and Administrative, or G&A, expenses and a $200,000 increase in Selling expenses partially offset by a $229,000 decrease in Research and Development, or R&D, expenses. The increase in G&A expenses for the second quarter of 2017 was principally attributable to increased compensation and outside services. The increase in Selling expenses was principally attributable to increased commissions, compensation and travel costs. The decrease in R&D expenses was primarily related to decreased outside services.

Operating income in the second quarter of 2017 increased $101,000 to $10.2 million, a 1 percent increase compared to our operating income in the quarter ended June 30, 2016. Operating income was 28 percent of revenues in both the second quarter of 2017 and the second quarter of 2016.

Interest income in the second quarter of 2017 was $370,000, compared with $85,000 for the same period in the prior year. Increased levels of investment and increased interest rates were the primary reasons for the increase.

Income tax expense for the second quarter of 2017 was $519,000 compared to income tax expense of $2.7 million for the same period in the prior year. The effective tax rate for the second quarter of 2017 was 4.9 percent, compared with 26.9 percent for the second quarter of 2016. The effective tax rate for the second quarter of 2017 was favorably impacted by a tax benefit of $3.0 million related to excess tax benefits from stock compensation as a result of the adoption of ASU 2016-09. We expect the effective tax rate for the remainder of 2017 to be approximately 32.0 percent.

Results for the six months ended June 30, 2017

Consolidated net income totaled $20.0 million, or $10.86 per basic and $10.76 per diluted share, in the first six months of 2017. This is compared with consolidated net income of $14.4 million, or $7.90 per basic and $7.76 per diluted share, in the first six months of 2016. The income per basic share computations are based on weighted average basic shares outstanding of 1,839,000 in the 2017 period and 1,823,000 in the 2016 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,856,000 in the 2017 period and 1,855,000 in the 2016 period.

Consolidated revenues of $74.7 million for the first six months of 2017 were 3 percent higher than revenues of $72.4 million for the first six months of 2016. This increase is primarily attributable to increased volumes of our fluid delivery products.

Revenues by product line were as follows (in thousands):

	Six Months ended June 30,
	2017	2016

Fluid Delivery	$33,636	$30,610
Cardiovascular	23,686	24,259
Ophthalmology	7,435	8,031
Other	9,912	9,458
Total	$74,669	$72,358

Cost of goods sold of $38.3 million for the first six months of 2017 was $766,000 higher than in the comparable 2016 period. The primary contributors to the increase in our cost of goods sold were increased sales and manufacturing inefficiencies in the first quarter of 2017. Our cost of goods sold in the first six months of 2017 was 51.4 percent of revenues compared with 51.9 percent of revenues in the first six months of 2016.

Gross profit of $36.3 million in the first six months of 2017 was $1.5 million, or 4 percent, higher than in the comparable 2016 period. Our gross profit percentage in the first six months of 2017 was 48.6 percent of revenues compared with 48.1 percent of revenues in the first six months of 2016. The increase in gross profit percentage in the 2017 period compared to the 2016 period was primarily related to a favorable product sales mix partially offset by manufacturing inefficiencies in the first quarter of 2017.

Our first six months 2017 operating expenses of $14.8 million were $582,000 higher than the operating expenses for the first six months of 2016. This increase was comprised of a $475,000 increase in G&A and a $212,000 increase in Selling expenses expenses partially offset by a $105,000 decrease in R&D expenses. The increase in G&A expenses for the first six months of 2017 was principally attributable to increased compensation, and outside services partially offset by decreased travel and depreciation. The increase in Selling expenses is primarily related to increased travel, commissions, outside services and compensation partially offset by reduced promotion costs. The decrease in R&D costs was primarily related to decreased outside services and supplies.

Operating income in the first six months of 2017 increased $963,000 to $21.5 million, a 5 percent increase from our operating income in the six months ended June 30, 2016. Operating income was 29 percent of revenues in the first six months of 2017 and 28 percent of revenues in the first six months of 2016.

Interest income for the first six months of 2017 was $519,000, compared with $208,000 for the same period in the prior year. Increased levels of investment and increased interest rates were the primary reasons for the increase.

In 2016, our other income (expense) was primarily related to an additional impairment loss on one of our previously impaired long-term corporate bonds. In the first quarter of 2016, the market value of this corporate bond experienced further declines. Therefore, we recorded an additional impairment loss on this bond of $345,000 reducing the carrying value of the bond to its market value at March 31, 2016. This bond was sold in the second quarter of 2016.

Income tax expense for the first six months of 2017 was $2.0 million compared to income tax expense of $6.0 million for the same period in the prior year. The effective tax rate for the first six months of 2017 was 9.3 percent, compared with 29.6 percent for the first six months of 2016. The effective tax rate for the first six months of 2017 was favorably impacted by a tax benefit of $5.3 million related to excess tax benefits from stock compensation as a result of the adoption of ASU 2016-09.

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

On February 28, 2017, we replaced the revolving credit facility with a new $75.0 million revolving credit facility with the same bank. The new credit facility has similar operational, covenant and collateral characteristics as the prior facility. Interest under the new credit facility is to be assessed at one, two, three or six-month LIBOR, as selected by us, plus .875 percent. The new credit facility allows us to make advances until February 28, 2022. We had no outstanding borrowings under our new credit facility at June 30, 2017. The new credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At June 30, 2017, we were in compliance with all financial covenants. We believe the bank providing the credit facility is highly-rated and that the entire $75.0 million under the credit facility is currently available to us.

At June 30, 2017, we had a total of $57.3 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $3.3 million from December 31, 2016. The principal contributor to this increase was operating results.

Cash flows from operating activities of $20.1 million for the six months ended June 30, 2017 were primarily comprised of net income plus the net effect of non-cash expenses partially offset by increases to accounts receivable and prepaid expenses. During the first six months of 2017, we expended $5.4 million for the addition of property and equipment, $21.9 million for the purchase of investments, $7.7 million for shares tendered on stock-based compensation for tax withholding and $3.9 million for dividends. During the same period, maturities of investments generated $19.0 million.

At June 30, 2017, we had working capital of $93.6 million, including $20.2 million in cash and cash equivalents and $27.1 million in short-term investments. The $8.6 million increase in working capital during the first six months of 2017 was primarily related to increases in short-term investments, accounts receivable and prepaid expenses. This increase was partially offset by increases in accrued income and other taxes. The net increase in cash and short-term investments was primarily related to operating results. The increase in accounts receivable was primarily related to increased revenues for the second quarter of 2017 as compared to the fourth quarter of 2016. The increase in prepaid expenses is primarily related to overpayment of federal income taxes. The increase in accrued income and other taxes is primarily related to accrued state income taxes.

We believe that our $57.3 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our new credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the planned expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended June 30, 2017, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2016 Form 10-K/A.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.
Risk Factors

There were no material changes to the risk factors disclosed in our 2016 Form 10-K/A.

Item 6.
Exhibits

Exhibit Number	Description

10.1	Form of Restricted Stock Award Agreement

10.2	Form of Common Stock Award Agreement

10.3	Form of Restricted Stock Unit Award Agreement

10.4	Form of Non-Qualified Stock Option Award Agreement

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation (Registrant)

Date: August 8, 2017	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Form of Restricted Stock Award Agreement

10.2	Form of Common Stock Award Agreement

10.3	Form of Restricted Stock Unit Award Agreement

10.4	Form of Non-Qualified Stock Option Award Agreement

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document