Form 10-Q
period 2017-09-30
ATRION CORP
filed 2017-11-08
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]
Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2017

or

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Smaller reporting company	☐	Non-accelerated filer	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 20, 2017
Common stock, Par Value $0.10 per share	1,851,842

ATRION CORPORATION AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenues	$37,903	$37,835	$112,571	$110,193
Cost of goods sold	19,498	20,211	57,841	57,789
Gross profit	18,405	17,624	54,730	52,404
Operating expenses:
Selling	1,691	1,471	5,303	4,871
General and administrative	4,086	3,613	12,390	11,442
Research and development	1,149	1,564	4,056	4,576
	6,926	6,648	21,749	20,889
Operating income	11,479	10,976	32,981	31,515

Interest and dividend income	287	106	806	315
Other income (expense), net	--	1	1	(309)
	287	107	807	6

Income before provision for income taxes	11,766	11,083	33,788	31,521
Provision for income taxes	(3,795)	(3,469)	(5,841)	(9,511)

Net income	$7,971	$7,614	$27,947	$22,010

Net income per basic share	$4.30	$4.17	$15.16	$12.07
Weighted average basic shares outstanding	1,852	1,825	1,844	1,823

Net income per diluted share	$4.29	$4.10	$15.06	$11.86
Weighted average diluted shares outstanding	1,857	1,858	1,856	1,856

Dividends per common share	$1.20	$1.05	$3.30	$2.85

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Net Income	$7,971	$7,614	$27,947	$22,010
Other Comprehensive Income (Loss)
Unrealized income (loss) on investments, net of tax expense (benefit) of $23, ($273), $58 and ($445)	43	(506)	109	(827)

Comprehensive Income	$8,014	$7,108	$28,056	$21,183

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	September 30, 2017	December 31, 2016
	(in thousands)
Current assets:
Cash and cash equivalents	$20,995	$20,022
Short-term investments	38,959	24,080
Accounts receivable	19,585	17,166
Inventories	29,924	29,015
Prepaid expenses and other current assets	3,001	3,181
	112,464	93,464

Long-term investments	10,112	9,945

Property, plant and equipment	167,148	160,413
Less accumulated depreciation and amortization	100,630	95,148
	66,518	65,265

Other assets and deferred charges:
Patents	1,808	1,929
Goodwill	9,730	9,730
Other	1,494	1,609
	13,032	13,268

Total assets	$202,126	$181,942
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,382	$8,663
Accrued income and other taxes	2,312	410
	12,694	9,073

Line of credit	--	--

Other non-current liabilities	10,981	9,881

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized10,000 shares, issued 3,420 shares	342	342
Paid-in capital	48,360	37,448
Accumulated other comprehensive (loss) income	(365)	(474)
Retained earnings	261,777	239,946
Treasury shares,1,584 at September 30, 2017 and 1,596 at December 31, 2016, at cost	(131,663)	(114,274)
Total stockholders’ equity	178,451	162,988

Total liabilities and stockholders’ equity	$202,126	$181,942

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$27,947	$22,010
Adjustments to reconcile net income tonet cash provided by operating activities:
Depreciation and amortization	6,458	6,655
Deferred income taxes	1,002	(116)
Stock-based compensation	1,240	1,323
Bond impairment	--	345
Net change in accrued interest, premiums, and discounts
on investments	(167)	(5)
Other	(2)	--
	36,478	30,212

Changes in operating assets and liabilities:
Accounts receivable	(2,419)	(3,504)
Inventories	(909)	(285)
Prepaid expenses	180	754
Other non-current assets	115	(633)
Accounts payable and accrued liabilities	1,719	265
Accrued income and other taxes	1,902	1,405
Other non-current liabilities	39	195
	37,105	28,409

Cash flows from investing activities:
Property, plant and equipment additions	(7,590)	(8,836)
Purchase of investments	(46,712)	(21,798)
Proceeds from sale of investments	--	210
Proceeds from maturities of investments	32,000	5,000
	(22,302)	(25,424)

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(7,735)	(1,112)
Purchase of treasury stock	--	(1,276)
Dividends paid	(6,095)	(5,196)
	(13,830)	(7,584)

Net change in cash and cash equivalents	973	(4,599)
Cash and cash equivalents at beginning of period	20,022	28,346
Cash and cash equivalents at end of period	$20,995	$23,747

Cash paid for:
Income taxes	$2,411	$7,568

Non-cash financing activities:
Non-cash effect of stock option exercises	$10,237	--

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, January 1, 2017	1,824	$342	1,596	$(114,274)	$37,448	$(474)	$239,946	$162,988

Net income							27,947	27,947
Other comprehensive income (loss)						109		109
Stock-based compensation transactions	46		(46)	583	10,912			11,495
Shares surrendered in stock transactions	(34)		34	(17,972)				(17,972)
Dividends							(6,116)	(6,116)
Balances, September 30, 2017	1,836	$342	1,584	$(131,663)	$48,360	$(365)	$261,777	$178,451

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

(2)
Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$13,334	$12,984
Work in process	7,174	6,230
Finished goods	9,416	9,801
Total inventories	$29,924	$29,015

(3)
Income per share

The following is the computation for basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net income	$7,971	$7,614	$27,947	$22,010
Weighted average basic shares outstanding	1,852	1,825	1,844	1,823
Add: Effect of dilutive securities	5	33	12	33
Weighted average diluted shares outstanding	1,857	1,858	1,856	1,856
Earnings per share:
Basic	$4.30	$4.17	$15.16	$12.07
Diluted	$4.29	$4.10	$15.06	$11.86

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 447 and 41 shares of common stock for the quarters ended September 30, 2017 and 2016, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)
Investments

As of September 30, 2017, we held investments in certificates of deposit, commercial paper, corporate bonds and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The certificates of deposit, commercial paper and corporate bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheet. The equity securities are considered available for sale and recorded at fair value in the accompanying consolidated balance sheet with the unrealized gains and losses recorded as a component of other comprehensive income. These investments are considered Level 2 investments. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term corporate bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months. The fair values of these Level 2 investments were estimated using recently executed transactions and market price quotations. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
As of September 30, 2017:
Short-term Investments:
Certificates of Deposit	$9,096	$--	$(1)	$9,095
Commercial Paper	$29,833	$62	$(4)	$29,891
Corporate bonds	$30	$--	$--	$30

Long-term Investments
Corporate bonds	$5,000	$--	$(36)	$4,964
Equity investments	$5,675	$--	$(563)	$5,112

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2016:
Short-term Investments:
Certificates of Deposit	$24,000	$9	$--	$24,009
Corporate bonds	$80	$--	$--	$80

Long-term Investments
Corporate bonds	$5,000	$--	$(287)	$4,713
Equity investments	$5,675	$--	$(730)	$4,945

The above long-term corporate bonds represent an investment in one issuer at September 30, 2017. The unrealized loss for this investment relates to a rise in interest rates which resulted in a lower market price for that security. This investment has not been in a loss position for more than 12 months.

The certificates of deposit have maturities from greater than two weeks to less than eight months. The commercial paper securities have maturities from two days to less than eleven months. The corporate bonds will mature in 44.5 months.

(5)
Patents and Licenses

Purchased patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

September 30, 2017			December 31, 2016
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,032	15.67	$13,840	$11,911

Aggregate amortization expense for patents and licenses was $30,000 and $63,000 for the three months ended September 30, 2017 and 2016, respectively, and $121,000 and $188,000 for the nine months ended September 30, 2017 and 2016, respectively.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2018	$119
2019	$119
2020	$119
2021	$119
2022	$117

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)
Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The objective of this update is to simplify several aspects of the accounting for employee share-based payments. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance windfalls were recognized in paid-in capital and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. The ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities. These items were previously included as cash flows from financing activities. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We elected to adopt ASU 2016-09 during the second quarter of 2016 and are therefore required to report the impacts as though the ASU had been adopted on January 1, 2016. As a result of the adoption, a tax benefit of $623,000 was recorded in the second quarter of 2016 reflecting the excess tax benefits. The adoption also impacted the computation of diluted shares outstanding for all 2016 reporting periods. First quarter of 2016 net income per diluted share was restated to $3.74 from $3.76. There was no restatement necessary for cash flows from operating activities or cash flows from financing activities in the previous 2016 period. The adoption was on a prospective basis and therefore had no impact on years prior to 2016. No tax benefit was recorded in the third quarter of 2017. In the first nine months of 2017 we recorded a tax benefit of $5.3 million, reflecting the excess tax benefits, resulting in a $2.83 per share favorable effect on the net income per diluted share.

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

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. Based on our evaluation, we will adopt the requirements of the new standard on January 1, 2018, but have not yet selected a transition method for adoption. Presented below is the status of the process we have utilized for the adoption of the new standard and the significant implementation matters addressed:

●
We established a cross-functional project management implementation team to assess all potential impacts of this standard. This team identified significant contracts and relationships and assessed the impact of the new standard on those contracts.

●
We evaluated the contract provisions and performed a comparison of historical accounting policies and practices to the requirements of the new standard (including the related qualitative disclosures regarding the potential impact of the effects of the accounting policies we expect to apply), and a comparison to our current revenue recognition policies is in process.

●
We are currently reviewing our current accounting policies and practices to identify potential differences that would result from the application of this standard.

●
We are determining key factors from the five step process to recognize revenue as prescribed by the new standard that may be applicable to our business.

We expect to complete this process prior to the filing of, and make disclosures in, our Form 10-K for the fiscal year ended December 31, 2017.

Based on our evaluation, we determined no significant changes are required to our business processes, systems and controls to effectively report revenue recognition under the new standard. Adoption of the new standard is not expected to materially change the timing or amount of revenue recognized in our Consolidated Financial Statements.

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

For the three months ended September 30, 2017, we reported revenues of $37.9 million, operating income of $11.5 million and net income of $8.0 million, up less than 1 percent, up 5 percent and up 5 percent, respectively, from the three months ended September 30, 2016. For the nine months ended September 30, 2017, we reported revenues of $112.6 million, operating income of $33.0 million and net income of $27.9 million, up 2 percent, up 5 percent and up 27 percent, respectively, from the nine months ended September 30, 2016.

Results for the three months ended September 30, 2017

Consolidated net income totaled $8.0 million, or $4.30 per basic and $4.29 per diluted share, in the third quarter of 2017. This is compared with consolidated net income of $7.6 million, or $4.17 per basic and $4.10 per diluted share, in the third quarter of 2016. The income per basic share computations are based on weighted average basic shares outstanding of 1,852,000 in the 2017 period and 1,825,000 in the 2016 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,857,000 in the 2017 period and 1,858,000 in the 2016 period.

Consolidated revenues of $37.9 million for the third quarter of 2017 were less than 1 percent higher than revenues of $37.8 million for the third quarter of 2016.

Revenues by product line were as follows (in thousands):

	Three Months ended September 30,
	2017	2016

Fluid Delivery	$16,083	$16,573
Cardiovascular	12,837	11,389
Ophthalmology	3,595	4,386
Other	5,388	5,487
Total	$37,903	$37,835

Cost of goods sold of $19.5 million for the third quarter of 2017 was 4 percent lower than cost of goods sold of $20.2 million for the third quarter of 2016 primarily due to a favorable product sales mix, improved manufacturing efficiencies and the impact of continued cost improvement projects. Our cost of goods sold in the third quarter of 2017 was 51.4 percent of revenues compared with 53.4 percent of revenues in the third quarter of 2016.

Gross profit of $18.4 million in the third quarter of 2017 was $781,000, or 4 percent, higher than in the comparable 2016 period. Our gross profit percentage in the third quarter of 2017 was 48.6 percent of revenues compared with 46.6 percent of revenues in the third quarter of 2016. The increase in gross profit in the 2017 period compared to the 2016 period was primarily related to the favorable product sales mix, improved manufacturing efficiencies and cost improvement projects mentioned above.

Our third quarter 2017 operating expenses of $6.9 million were $278,000 higher than the operating expenses for the third quarter of 2016. This increase was attributable to a $473,000 increase in General and Administrative, or G&A, expenses and a $220,000 increase in Selling expenses partially offset by a $415,000 decrease in Research and Development, or R&D, expenses. The increase in G&A expenses for the third quarter of 2017 was principally attributable to increased compensation and outside services. The increase in Selling expenses was principally attributable to increased commissions, compensation, outside services and travel costs. The decrease in R&D expenses was primarily related to decreased outside services.

Operating income in the third quarter of 2017 increased $503,000 to $11.5 million, a 5 percent increase compared to our operating income in the quarter ended September 30, 2016. Operating income was 30 percent of revenues for the third quarter of 2017 compared to 29 percent of revenues for the third quarter of 2016.

Interest and dividend income in the third quarter of 2017 was $287,000, compared with $106,000 for the same period in the prior year. Increased levels of investment, increased interest rates and higher dividends were the primary reasons for the increase.

Income tax expense for the third quarter of 2017 was $3.8 million compared to income tax expense of $3.5 million for the same period in the prior year. The effective tax rate for the third quarter of 2017 was 32.3 percent, compared with 31.3 percent for the third quarter of 2016. We expect the effective tax rate for the remainder of 2017 to be approximately 32.0 percent.

Results for the nine months ended September 30, 2017

Consolidated net income totaled $28.0 million, or $15.16 per basic and $15.06 per diluted share, in the first nine months of 2017. This is compared with consolidated net income of $22.0 million, or $12.07 per basic and $11.86 per diluted share, in the first nine months of 2016. The income per basic share computations are based on weighted average basic shares outstanding of 1,844,000 in the 2017 period and 1,823,000 in the 2016 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,856,000 in both the 2017 and 2016 periods.

Consolidated revenues of $112.6 million for the first nine months of 2017 were 2 percent higher than revenues of $110.2 million for the first nine months of 2016. This increase was primarily attributable to increased volumes of our fluid delivery and cardiovascular products.

Revenues by product line were as follows (in thousands):

	Nine Months ended September 30,
	2017	2016

Fluid Delivery	$49,718	$47,183
Cardiovascular	36,523	35,649
Ophthalmology	11,030	12,417
Other	15,300	14,944
Total	$112,571	$110,193

Cost of goods sold of $57.8 million for the first nine months of 2017 was $52,000 higher than in the comparable 2016 period. The primary contributors to the increase in our cost of goods sold were increased sales and manufacturing inefficiencies in the first quarter of 2017 partially offset by a favorable product sales mix. Our cost of goods sold in the first nine months of 2017 was 51.4 percent of revenues compared with 52.4 percent of revenues in the first nine months of 2016.

Gross profit of $54.7 million in the first nine months of 2017 was $2.3 million, or 4 percent, higher than in the comparable 2016 period. Our gross profit percentage in the first nine months of 2017 was 48.6 percent of revenues compared with 47.6 percent of revenues in the first nine months of 2016. The increase in gross profit percentage in the 2017 period compared to the 2016 period was primarily related to a favorable product sales mix partially offset by manufacturing inefficiencies in the first quarter of 2017.

Our first nine months 2017 operating expenses of $21.7 million were $860,000 higher than the operating expenses for the first nine months of 2016. This increase was comprised of a $948,000 increase in G&A and a $432,000 increase in Selling expenses partially offset by a $520,000 decrease in R&D expenses. The increase in G&A expenses for the first nine months of 2017 was principally attributable to increased compensation and outside services partially offset by decreased travel and depreciation. The increase in Selling expenses was primarily related to increased travel, commissions, outside services and compensation partially offset by reduced promotion costs. The decrease in R&D costs was primarily related to decreased outside services and supplies.

Operating income in the first nine months of 2017 increased $1.5 million to $33.0 million, a 5 percent increase from our operating income in the nine months ended September 30, 2016. Operating income was 29 percent of revenues in the first nine months of both 2017 and 2016.

Interest and dividend income for the first nine months of 2017 was $806,000, compared with $315,000 for the same period in the prior year. Increased levels of investment, increased interest rates and higher dividends were the primary reasons for the increase.

In 2016, our other income (expense) was primarily related to an additional impairment loss on one of our previously impaired long-term corporate bonds. In the first quarter of 2016, the market value of this corporate bond further declined. Therefore, we recorded an additional impairment loss on this bond of $345,000, reducing the carrying value of the bond to its market value at March 31, 2016. This bond was sold in the second quarter of 2016.

Income tax expense for the first nine months of 2017 was $5.8 million compared to income tax expense of $9.5 million for the same period in the prior year. The effective tax rate for the first nine months of 2017 was 17.3 percent, compared with 30.2 percent for the first nine months of 2016. The effective tax rate for the first nine months of 2017 was favorably impacted by a tax benefit of $5.3 million related to excess tax benefits from stock compensation as a result of the adoption of ASU 2016-09.

Liquidity and Capital Resources

At December 31, 2016, we had a $40.0 million revolving credit facility with a money center bank that could be utilized for the funding of operations and for major capital projects or acquisitions, subject to certain limitations and restrictions. We had no outstanding borrowings under our credit facility at December 31, 2016. At December 31, 2016, we were in compliance with all financial covenants in the credit facility.

On February 28, 2017, we replaced the revolving credit facility with a new $75.0 million revolving credit facility with the same bank. The new credit facility has similar operational, covenant and collateral characteristics as the prior facility. Interest under the new credit facility is to be assessed at one, two, three or six-month LIBOR, as selected by us, plus .875 percent. The new credit facility allows us to make advances until February 28, 2022. We had no outstanding borrowings under our new credit facility at September 30, 2017. The new credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources. At September 30, 2017, we were in compliance with all financial covenants. We believe the bank providing the credit facility is highly-rated and that the entire $75.0 million under the credit facility is currently available to us.

At September 30, 2017, we had a total of $70.1 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $16.0 million from December 31, 2016. The principal contributor to this increase was operating results.

Cash flows from operating activities of $37.1 million for the nine months ended September 30, 2017 were primarily comprised of net income plus the net effect of non-cash expenses, increases to accrued income and other taxes, accounts payable and accrued expenses partially offset by increases to accounts receivable. During the first nine months of 2017, we expended $7.6 million for the addition of property and equipment, $46.7 million for the purchase of investments, $7.7 million for shares tendered on stock-based compensation for tax withholding and $6.1 million for dividends. During the same period, maturities of investments generated $32.0 million.

At September 30, 2017, we had working capital of $99.8 million, including $21.0 million in cash and cash equivalents and $39.0 million in short-term investments. The $14.7 million increase in working capital during the first nine months of 2017 was primarily related to increases in short-term investments, accounts receivable and cash and cash equivalents. This increase was partially offset by increases in accrued income and other taxes and increases in accounts payable and accrued liabilities. The net increase in cash and short-term investments was primarily related to operating results. The increase in accounts receivable was primarily related to increased revenues for the third quarter of 2017 as compared to the fourth quarter of 2016. The increase in accrued income and other taxes is primarily related to accrued state income taxes. The increase in accounts payable and accrued liabilities is primarily related to timing of payments for replenishment of inventories, and operating expenditures.

We believe that our $70.1 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our new credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the planned expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2017.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2017, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, the impact of the restrictive covenants in our credit facility on our liquidity and capital resources, our access to equity and debt financing, and the increase in cash, cash equivalents, and investments during the remainder of 2017. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended September 30, 2017, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2016 Form 10-K/A.

Item 4.
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in our 2016 Form 10-K/A.

Item 6. Exhibits

Exhibit Number	Description
10.1	Atrion Corporation Nonqualified Deferred Compensation Plan
10.2	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (As last amended on August 14, 2017)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation (Registrant)

Date: November 7, 2017	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Date: November 7, 2017	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	Atrion Corporation Nonqualified Deferred Compensation Plan
10.2	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (As last amended on August 14, 2017)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document