Form 10-K
period 2017-12-31
ATRION CORP
filed 2018-02-27
CIK 701288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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
Yes    ☐      No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☐       No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒       No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes   ☐       No  ☒
The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of, June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $918,764,277 based on the $643.30 closing price reported for such date on the NASDAQ Global Select Market.

Number of shares of Common Stock outstanding at February 15, 2018: 1,851,842

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2017 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2017
________

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

ITEM 1.
BUSINESS.

General

Atrion Corporation and its subsidiaries (”we,” “our,” “us,” “Atrion,” or the “Company”) develop and manufacture products, primarily for medical applications. Our medical products are used in a number of fields including fluid delivery, cardiovascular and ophthalmology applications.

Our fluid delivery products accounted for 44 percent of net revenues for 2017 and 42 percent of net revenues for both 2016 and 2015. We have developed a wide variety of proprietary valves designed to precisely fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, intravenous, catheter and other applications in fields such as anesthesia and oncology. We make products that deliver fluids, as well as promote infection control in hospital and home healthcare environments.

Our cardiovascular products accounted for 33 percent of net revenues for both 2017 and 2016 and 32 percent of net revenues for 2015. At the core of our cardiovascular products is the MPS2® Myocardial Protection System, or MPS2, a proprietary technology that is the only system used in open-heart surgery that delivers to the heart essential fluids and medications, mixes critical drugs and controls temperature, pressure and other variables. This system indicates improved outcomes offering an integrated, flexible set of choices during surgery without diluting the blood. We also develop and manufacture other cardiovascular products such as cardiac surgery vacuum relief valves; silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; as well as products used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

Our ophthalmic products accounted for 9 percent, 11 percent and 12 percent of our net revenues for 2017, 2016 and 2015, respectively. We are a leading manufacturer of specialized medical devices that disinfect contact lenses. We also manufacture a proprietary line of balloon catheters used in the treatment of nasolacrimal duct obstruction in children and adults.

Our other medical and non-medical products accounted for 14 percent of our net revenues for 2017, 2016 and 2015. One of these product lines consists of instrumentation and associated disposables used to measure the activated clotting time of blood. In addition, we manufacture and sell a line of products designed for safe needle and scalpel blade containment. We are also the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture components used in inflatable survival products and structures. We also produce one-way and two-way pressure relief valves that protect sensitive electronics and other products during transport in other medical and non-medical applications.

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

Our net revenues from sales to customers outside the United States totaled approximately 37 percent of our net revenues for both 2017 and 2016 and 35 percent of our net revenues for 2015. In 2015, we saw a reduction in the percentage of our international sales that was driven in large part by a customer’s decision to build a new facility in the United States. Our international sales are made to various manufacturers and through distributors in over 60 countries. Additional information about our revenues from customers in and outside of the United States over the past three years is set forth in Part II, Item 8 of this Form 10-K.

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

Manufacturing

Our medical and non-medical products are manufactured at facilities in Florida, Alabama and Texas. The facilities in Alabama and Florida both utilize plastic injection molding and specialized assembly as their primary manufacturing processes. Our other manufacturing processes consist of the assembly of standard and custom component parts, including the assembly of electronic components, and the testing of completed products.

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

Our consolidated R&D expenditures for 2017, 2016 and 2015 were $5,799,000, $6,574,000 and $6,346,000, respectively.

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

Patents and License Agreements

Our commercial success is dependent, in part, on our ability to continue to develop patentable products, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. We currently have 530 active patents and patent applications pending on products that are either being sold or are in development. We pay royalties to outside parties for three patents. All of these patents and patents pending relate to products currently being sold by us or to products in evaluation stages. Our patents expire at various times over the next 20 years.

We have developed technical knowledge which, although non-patentable, we consider to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into agreements with key employees prohibiting them from disclosing any of our confidential information or trade secrets. In addition, generally these agreements also provide that inventions or discoveries relating to our business by these individuals will be assigned to us and become our sole property.

The medical device industry is characterized by extensive intellectual property litigation, and companies in this industry sometimes use intellectual property litigation to gain a competitive advantage. Intellectual property litigation, regardless of outcome, is often complex and expensive, and the outcome of this litigation is generally difficult to predict.

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

Government Regulation

Products

The manufacture and sale of medical products are subject to comprehensive regulation by numerous United States and foreign regulatory agencies, principally the FDA. The R&D, manufacturing, promotion, marketing and distribution of medical products in the United States are subject to the provisions of the Federal Food, Drug and Cosmetic Act, or FDCA, and the regulations promulgated thereunder. All manufacturers of medical devices must register with the FDA and list all medical devices manufactured by them. The list must be updated annually. Our medical products subsidiaries and certain of our customers are subject to inspection by the FDA for compliance with such regulations and procedures and our medical products manufacturing facilities are subject to regulation by the FDA. We are also subject to regulation in certain foreign countries where we sell our products. Some of the regulations in these countries that are applicable to our products are similar to those of the FDA.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) were enacted. Among other provisions, this legislation imposed a 2.3 percent excise tax on the sale in the United States of certain medical devices by the manufacturer, producer or importer effective after December 31, 2012. The Consolidated Appropriations Act, 2016, signed into law on December 18, 2015 included a two-year moratorium on collection of the medical device tax, beginning January 1, 2016 and ending on December 31, 2017. As part of stopgap spending legislation signed into law by President Trump on January 22, 2018 the imposition of the medical device excise tax was delayed for an additional two years until January 1, 2020. During 2015, this excise tax applied to approximately 28 percent of our product revenue generated in the United States, and for that year, we remitted $600,000 for this excise tax. The Affordable Care Act, also established a payment transparency program, sometimes referred to as the Physician Payments Sunshine Act, that requires medical device and drug manufacturers, including the Company, to report to the Centers for Medicare & Medicaid Services payments or other transfers of value made to physicians and teaching hospitals. The program is intended to provide patients with enhanced transparency as to the financial relationships that physicians and teaching hospitals have with medical device and drug manufacturers. Additionally, various healthcare reform proposals have also emerged at the state level. On January 20, 2017, President Trump signed an Executive Order directing federal agencies to exercise all authority and discretion available to them under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. There have also been judicial and congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump Administration to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Trump Administration has also announced that it will discontinue the payment of cost-sharing reduction (“CSR”) payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Affordable Care Act. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. Because of the Tax Cuts and Jobs Act of 2017, or Tax Act, which was enacted on December 22, 2017, the Affordable Care Act's individual mandate penalty for not having health insurance coverage will be eliminated starting in 2019. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the Affordable Care Act. Although the majority of these measures have not been enacted by Congress to date, Congress will likely continue to consider other legislation to modify elements of the Affordable Care Act. In addition, the Trump Administration is likely to continue shaping the law significantly through regulations that may impact the health insurance marketplaces, essential health benefits requirements, and Medicaid/marketplace waivers for state flexibilities. Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would adversely affect our business, financial condition, and results of operations. Further, we anticipate that state legislatures and the private sector will continue to review and assess healthcare reform, including alternative healthcare delivery and payment systems. We cannot predict with certainty what impact the adoption or modification of any such reform measures or market forces may have on our business.

We are, directly or indirectly, subject to various federal and state laws governing our relationship with healthcare providers and pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the United States Department of Health and Human Services, or OIG, has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

The Federal False Claims Act, or FCA, imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the United States government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The United States Department of Justice, on behalf of the government, has previously alleged that the marketing and promotional practices of medical device and drug manufacturers that included the off-label promotion of products or the payment of prohibited kickbacks to doctors violated the FCA resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

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

People

At January 31, 2018, we had 528 employees. We are proud that many of our employees have tenures with us ranging from 10 to 40 years.

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

●
We face significant uncertainty in our industry due to government health care reform, changes in Medicare, Medicaid and other governmental medical program reimbursements, and we cannot predict with certainty how these reforms will impact our operating results.
Currently, the Trump Administration and the United States Congress are seeking to modify, repeal or otherwise invalidate all or part of Affordable Care Act, and it remains unclear what new framework may emerge as a result of such efforts. Further, regardless of the prevailing political environment in the United States, Medicare, Medicaid, managed care organizations and foreign governments are increasingly seeking to both control health care utilization and to limit reimbursement. Changes in reimbursement programs or their regulations, including retroactive and prospective rate and coverage criteria changes, competitive bidding for certain products and services, and other changes intended to reduce expenditures (domestically or internationally), could adversely affect the portions of our businesses that are dependent on third-party reimbursement or direct governmental payments. Moreover, to the extent that our customers experience reimbursement pressure resulting in lower revenue for them, their demand for our products may decrease. Furthermore, the outcome of the 2018 Congressional elections that will be held in the United States might result in material changes to governmental regulation of various aspects of our business and operations. We devote significant operational and managerial resources to comply with existing laws and regulations. Different interpretations and enforcement policies of existing laws and regulations, the possible repeal of existing laws and regulations, as well as the enactment of new laws and regulations, could require additional operational and managerial resources and could subject our current practices to allegations of impropriety or illegality or could require us to make significant changes to our products and operations. The impact of the above-mentioned items could have a material adverse impact on our business, results of operations and cash flows.

Among other provisions, the Affordable Care Act imposed a 2.3 percent excise tax on the sale in the United States of certain medical devices by the manufacturer, producer or importer after December 31, 2012. In December 2015, as part of the Consolidated Appropriations Act, 2016, collection of the medical device excise tax was suspended for 2016 and 2017, and as part of stopgap spending legislation signed by President Trump on January 22, 2018 the imposition of the medical device excise tax was delayed until January 1, 2020. If the excise tax is not repealed or further suspended, the tax will adversely impact future results of operations after the current suspension expires in December 2019.

●
Our existing credit agreement contains restrictions that may limit our flexibility in operating our business.
Our existing credit agreement contains, and any future agreements may contain, covenants that could impose significant operating and financial restrictions on us. Although we currently do not have any borrowings under our existing credit agreement, the covenants in those agreements may limit the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

●
We have pledged certain of our assets as collateral under our existing credit agreement. If we borrow funds under that credit agreement and default on the terms of such credit agreement and the holder of our indebtedness accelerates the repayment of such indebtedness, there can be no assurance that we will have sufficient assets to repay our indebtedness.
Under our existing credit agreement, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in the agreement could result in an event of default under such agreement, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and profitability. In the event of any default under our existing credit agreement, the holder of our indebtedness thereunder:

●
Will not be required to lend any additional amounts to us;
●
Could elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit, if applicable; or
●
Could require us to apply all of our available cash to repay such indebtedness.

If we are unable to repay those amounts, the holder of our indebtedness could proceed against the collateral granted to them to secure that indebtedness. If the indebtedness under our existing credit agreement were to be accelerated, there can be no assurance that our assets at that time would be sufficient to repay such indebtedness in full.

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
We sell many of our products through distributors. Some of our distributors also sell our competitors’ products, and, if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. The success of the arrangements with these third parties depends, in part, on the continued adherence to the terms of our agreements with them. Any disruption in these arrangements may adversely affect our financial condition and results of operations. The actions of distributors in foreign countries may adversely affect our ability to market effectively our products in those countries, particularly if a distributor holds the regulatory authorization in such countries and such actions result in the suspension or revocation of such authorization. In such cases, re-establishing market access or regulatory authorization may be difficult, expensive or time consuming.

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

●
The full impact that the recently passed Tax Act may have on us is uncertain.
The Tax Act was signed into law on December 22, 2017. The Tax Act made numerous changes to United States corporate tax law and is expected to reduce our effective income tax rate for fiscal year 2018 and future periods. Effective January 1, 2018, the Tax Act lowers the United States corporate tax rate from 35 percent to 21 percent and prompts various other changes to United States corporate tax law. Further, the Tax Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the Tax Act could be subject to amendments and technical corrections, any of which could lessen or increase the impact of the Tax Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods, and, until the Internal Revenue Service issues regulations under the Tax Act and other guidance, the full impact the Tax Act will have on us is uncertain.

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

ITEM 1B.
UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.
PROPERTIES.

We own three facilities comprising approximately 398,000 square feet, and the 139 acres on which they are situated, in Texas, Alabama and Florida. Administrative, engineering, manufacturing and warehouse operations are conducted at each facility, and our corporate headquarters are located at our Texas facility.

ITEM 3.
LEGAL PROCEEDINGS.

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

ITEM 4.
MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Company

Name	Age	Title
Emile A Battat	79	Chairman of the Board of the Company and Chairman of the Board of Halkey-Roberts Corporation, or Halkey-Roberts, one of our subsidiaries

David A. Battat	48	President and Chief Executive Officer of the Company, President of Halkey-Roberts and Chairman of the Board of all other subsidiaries

Jeffery Strickland	59	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Messrs. David Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. Emile Battat currently serves as an officer of the Company. The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. The next meetings of the stockholders of the Company and our subsidiaries are expected to be held in May 2018 and the Boards of Directors of the Company and our subsidiaries are expected to meet promptly thereafter. Accordingly, the terms of office of the current officers of the Company and our subsidiaries are anticipated to expire in May 2018.

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

PART II

ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market (Symbol ATRI). As of February 13, 2018, we had 126 record holders, and approximately 4,800 beneficial owners, of our common stock. The high and low sales prices as reported by NASDAQ for each quarter of 2016 and 2017 are shown below.

Year Ended December 31, 2016:	High	Low
First Quarter	$415.00	$350.00
Second Quarter	$442.50	$385.00
Third Quarter	$490.45	$393.96
Fourth Quarter	$522.05	$418.00

Year Ended December 31, 2017:	High	Low
First Quarter	$512.10	$454.00
Second Quarter	$688.95	$459.50
Third Quarter	$691.95	$605.70
Fourth Quarter	$694.00	$612.10

We pay regular quarterly cash dividends on our common stock. We have increased our quarterly cash dividend payments in September of each of the past fourteen years. The quarterly dividend was increased to $.90 in September of 2015, $1.05 in September 2016 and to $1.20 in September 2017. We paid cash dividends totaling $8.3 million to our stockholders in 2017.

During the year ended December 31, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933 and during the fourth quarter of 2017 we did not purchase any of our common stock.

The stock performance graph set forth in our 2018 Annual Report to Stockholders is incorporated by reference herein and is included in Exhibit 13.1 to this Form 10-K.  However, the stock performance graph is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934. In addition, the stock performance graph shall not be deemed incorporated by reference by any statement that incorporates this Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

ITEM 6.
SELECTED FINANCIAL DATA.

Selected Financial Data
(In thousands, except per share amounts)

	2017	2016	2015	2014	2013
Operating Results for the Year ended December 31,
Revenues	$146,595	$143,487	$145,733	$140,762	$131,993
Operating income	41,274	39,126	42,510	40,817	37,944
Net income	36,593	27,581	28,925	27,808	26,582
Depreciation and amortization	8,677	8,953	8,823	8,723	8,592
Per Share Data:
Net income per diluted share	$19.71	$14.85	$15.47	$14.08	$13.18
Cash dividends per common share	$4.50	$3.90	$3.30	$2.78	$2.40
Average diluted shares outstanding	1,857	1,857	1,870	1,975	2,017
Financial Position at December 31,
Total assets	$203,780	$181,942	$164,336	$171,514	$172,066
Long-term debt	-	-	-	-	-

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. Our other medical and non-medical products include valves and inflation devices used in marine and aviation safety products. In 2017, approximately 37 percent of our sales were outside the United States.

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

For the year ended December 31, 2017, we reported revenues of $146.6 million, operating income of $41.3 million and net income of $36.6 million.

Results of Operations

Our net income was $36.6 million, or $19.82 per basic and $19.71 per diluted share, in 2017 compared to $27.6 million, or $15.12 per basic and $14.85 per diluted share, in 2016 and net income of $28.9 million, or $15.67 per basic and $15.47 per diluted share, in 2015. Revenues were $146.6 million in 2017 compared with $143.5 million in 2016 and $145.7 million in 2015. The two percent revenue increase in 2017 over 2016 was generally attributable to higher sales volumes. Our 2016 revenues were negatively impacted by the strong U. S. dollar in our international markets and lower sales prices in certain markets as compared to 2015 revenues.

Annual revenues by product lines were as follows (in thousands):

	2017	2016	2015

Fluid Delivery	$65,053	$60,889	$60,630
Cardiovascular	48,073	47,064	46,463
Ophthalmology	13,537	15,427	18,253
Other	19,932	20,107	20,387
Total	$146,595	$143,487	$145,733

Our cost of goods sold was $75.8 million in 2017, $75.9 million in 2016 and $74.8 million in 2015. A favorable product sales mix, improved manufacturing efficiencies and the impact of continued cost improvement projects were the primary contributors to the decrease in cost of goods sold in 2017 compared to 2016. Increased compensation costs, depreciation and repair costs partially offset by reduced utilities and reduced supplies were the primary contributors to the increase in cost of goods sold in 2016 over 2015.

Gross profit in 2017 was $70.8 million compared with $67.6 million in 2016 and $71.0 million in 2015. Our gross profit was 48 percent of revenues in 2017, 47 percent of revenues in 2016 and 49 percent of revenues in 2015. The increase in gross profit percentage in 2017 from 2016 was primarily related to increased revenues and a favorable product sales mix. The decrease in gross profit percentage in 2016 from 2015 was primarily related to reduced sales, lower sales prices and increased manufacturing costs.

Operating expenses were $29.5 million in 2017 and $28.5 million in both 2016 and 2015. R&D expenses decreased $775,000 in 2017 as compared with 2016 primarily as a result of decreased costs for outside services and supplies. R&D expenses consist primarily of salaries and other related expenses of our R&D personnel as well as costs associated with regulatory matters. In 2017, selling expenses increased $640,000 as compared with 2016 primarily as a result of increased commissions, outside services, compensation and travel costs. Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. General and Administrative, or G&A expenses increased $1.1 million in 2017 as compared to 2016 primarily as a result of increased compensation and compensation related costs and increased outside services partially offset by reduced depreciation, amortization and travel costs. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees.

R&D expenses increased $228,000 in 2016 as compared to 2015 primarily as a result of increased costs for supplies and travel partially offset by reduced outside services. In 2016, selling expenses increased $568,000 as compared with 2015 primarily as a result of increased travel, outside services, compensation and trade shows. G&A expenses decreased $763,000 in 2016 as compared to 2015 primarily as a result of reduced compensation and benefits.

Our operating income for 2017 was $41.3 million compared with $39.1 million in 2016 and $42.5 million in 2015. Operating income was 28 percent of revenues in 2017, 27 percent of revenues for 2016 and 29 percent of revenues for 2015. An increase in 2017 gross profit partially offset by increased operating expenses was the major contributor to the increase in operating income for 2017 as compared to the previous year. The decrease in 2016 gross profit was the major contributor to the decrease in operating income for 2016 as compared to the previous year

Investment income for 2017 was $1.1 million, compared with $448,000 in 2016 and $771,000 in 2015. Increased levels of investments, increased interest rates and increased dividends on our equity investments were the primary reason for the increase in 2017. Lower interest rates were the primary reason for the reductions in 2016.

Other income (expense) in 2015 is primarily related to a $2.4 million impairment loss on one of our long-term corporate bonds which experienced a significant decline in market value in 2015. In 2016 after the issuer declared bankruptcy, we sold this bond that was previously intended to be held to maturity. We recorded an additional net loss of $311,000 to other income (expense) on this bond in 2016 prior to and including its sale.

Income tax expense in 2017 totaled $5.7 million, compared with $11.7 million in 2016 and $11.9 million in 2015. The effective tax rates for 2017, 2016 and 2015 were 13.6 percent, 29.8 percent and 29.2 percent, respectively. The Tax Cuts and Jobs Act, enacted in December 2017, reduced the corporate federal income tax rate in the United States from 35% to 21% effective for us on January 1, 2018. This rate reduction reduced our net deferred tax liability, including adjustments to our net state deferred tax liabilities, by $4.1 million as of December 31, 2017. Based upon this tax law enactment, we recorded a corresponding benefit in our income tax provision of $4.1 million for the fourth quarter and the full year of 2017. Also, in the fourth quarter of 2017 we recorded a valuation allowance of $609,000 to reduce our deferred tax assets which partially offset the benefit recorded in our income tax provision from the tax law change in 2017. During 2016 we adopted ASU 2016-09, Stock Compensation (Topic 718) Improvements to Employee Share Based Payment Accounting and recorded excess tax benefits related to employee stock compensation of $5.8 million and $687,000 for the years ended December 31 2017 and 2016, respectively. The adoption was on a prospective basis and therefore had no impact on years prior to 2016. The effective tax rate for 2015 benefitted from tax credits totaling $2.3 million for our R&D expenditures. This amount included an adjustment for recalculation of our R&D tax credits from prior years resulting from a regulation issued by the Treasury Department which favorably impacted the benefits provided to the Company under these rules. Benefits from R&D tax credits totaled $1.0 million in 2017, $1.1 million in 2016 and $2.3 million in 2015. Benefits from tax incentives for domestic production totaled $600,000 in 2017, $1.2 million in 2016 and $1.4 million in 2015. Charges from changes in uncertain tax positions totaled $865,000 in 2017. Benefits from changes in uncertain tax positions totaled $120,000 in 2016. We expect our effective tax rate for 2018 to be approximately 21.0 percent. Accounting for stock based awards could create volatility in our effective tax rate depending upon the extent of exercise or vesting activity.

Liquidity and Capital Resources

As of December 31, 2017 we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2022. This credit facility, entered into on February 28, 2017, replaced a $40.0 million revolving credit facility with the same bank which was in place for several years prior to that date. The credit facility is secured by substantially all our inventories, equipment and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus .875 percent (2.35 percent at December 31, 2017) and is payable monthly. We had no outstanding borrowings under the credit facility at December 31, 2017 or the prior credit facility at December 31, 2016. Our ability to borrow funds under the credit facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2017, we were in compliance with all of these covenants.

At December 31, 2017, we had a total of $74.7 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $20.7 million from December 31, 2016. The principal contributor to this increase was positive cash flows resulting from operations.

Cash flows provided by operations of $47.0 million in 2017 were primarily comprised of net income plus the net effect of non-cash expenses. At December 31, 2017, we had working capital of $105.6 million, including $30.1 million in cash and cash equivalents and $35.5 million in short-term investments. The $20.6 million increase in working capital during 2017 was primarily related to increases in cash and short-term investments. The increase in cash and short-term investments was primarily a result of operational results partially offset by purchases of property, plant and equipment and payment of dividends. Working capital items consisted primarily of cash, accounts receivable, short-term investments, inventories and other current assets minus accounts payable and other current liabilities.

Capital expenditures for property, plant and equipment totaled $9.6 million in 2017, compared with $10.6 million in 2016 and $9.3 million in 2015. These expenditures were primarily for machinery and equipment. We expect 2018 capital expenditures, primarily machinery and equipment, to be greater than the average of the levels expended during each of the past three years.

We paid cash dividends totaling $8.3 million, $7.1 million and $6.1 million during 2017, 2016 and 2015, respectively. We expect to fund future dividend payments with cash flows from operations. We purchased treasury stock totaling $1.3 million and $30.7 million during 2016 and 2015, respectively. No treasury stock was purchased in 2017.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2017:

	Payments due by period
Contractual Obligations	Total	2018	2019 - 2020	2021 and thereafter
	(In thousands)
Purchase Obligations	$1,474	$1,474	$-	$-
Total	$1,474	$1,474	$-	$-

We believe our cash, cash equivalents, short-term investments and long-term investments, cash flows from operations and available borrowings of up to $75.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we expect our cash and cash equivalents and investments, as a whole, will continue to increase in 2018.

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

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 was effective for fiscal years beginning after December 15, 2016. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. The Company early adopted this guidance using the prospective transition method in the second quarter of 2016 effective January 1, 2016. As a result of our adoption of this guidance, an excess tax benefit of $687,000 was recorded in 2016 resulting from the vesting of restricted stock and restricted stock units. In 2017 we recorded an excess tax benefit of $5,782,000 resulting from the exercise of employee stock options and the vesting of restricted stock and restricted stock units. The excess tax benefits recorded in 2017 and 2016 were included in our consolidated statements of cash flows under operating activity rather than under financing activity as was done in prior years. There were no restatements to 2015. This guidance could create future volatility in our effective tax rate depending upon the extent of exercise or vesting activity in our stock based awards.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  ASU 2015-17 was effective for annual and interim periods beginning after December 15, 2016.  We adopted this ASU in the first quarter of 2017 on a retrospective basis. As of December 31, 2016, “Deferred Income Taxes” of $651,000 were reclassified from an asset account in Current Assets to a liability account in “Other Liabilities and Deferred Credits.”

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, also known as ASC 606. This new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it became effective for fiscal years beginning after December 15, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We conducted and completed a comprehensive review of contracts and their associated business terms and conditions and performed detailed analysis on the impact of this standard to our current contracts. Based on our evaluation, we adopted the new standard on January 1, 2018, using the full retrospective method and expect no material change to our financial statements and internal controls over financial reporting as a result. Because accounting for revenue under contracts will not materially change for us under the new standard, prior period financial statements will not require adjustment.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The primary impact of this change relates to our available-for-sale equity investment and will result in unrecognized gains and losses from this investment being reflected in our income statement beginning in 2018.  We adopted ASU 2016-01 as of January 1, 2018, applying the update by means of a cumulative-effect adjustment to the balance sheet by reclassifying Accumulated Other Comprehensive Loss in the shareholders’ equity section of the balance sheet to Retained Earnings.  We do not anticipate that the adoption of ASU 2016-01 will have a material impact on our financial statements.

On February 25, 2016 the FASB issued ASU 2016-02, Leases (ASC 842).  The main objective of this new standard is to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The new leasing standard requires lessees to recognize a right of use asset and lease liability on the balance sheet. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard (ASC 606).  Atrion elected to early adopt this new standard as of January 1, 2018, using the modified retrospective approach as required.  We have concluded that the adoption of this new standard will not have a material impact on our financial statements.

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

We assess goodwill for impairment pursuant to Accounting Standards Codification, or ASC, 350, Intangibles—Goodwill and Other, which requires that goodwill be assessed on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, by applying a qualitative assessment on goodwill impairment to determine whether it is necessary to perform the two-step goodwill impairment test.

We assess the total carrying value for each of our investments on a quarterly basis for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. If an investment is considered impaired, we must determine whether the impairment is other than temporary. If it is determined to be other than temporary, the impairment must be recognized in our financial statements.

During 2017, 2016 and 2015, none of our critical accounting estimates, with the exception of the previously mentioned impairment loss on one of our long-term corporate bonds, required significant adjustments. We did not note any material events or changes in circumstances indicating that the carrying value of long-lived assets were not recoverable.

Quantitative and Qualitative Disclosures About Market Risks

Foreign Exchange Risk

We are not exposed to material fluctuations in currency exchange rates that would result in realized gains or losses being reflected in the consolidated statements of income because the payments from our international customers are received primarily in United States dollars.

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

We have investments in taxable corporate bonds and commercial paper and in certificates of deposit. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer and otherwise. These securities have a higher degree of, and a greater exposure to, credit or default risk and may be less liquid in times of economic weakness or market disruptions. We have also invested a portion of our available funds in common stock and mutual funds. The value of these securities fluctuates due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline and may negatively impact our financial condition.

Forward-looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Form 10-K that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our 2018 effective tax rate, the impact of the restrictive covenants in our credit facility on our liquidity and capital resources, our earnings in 2018, our 2018 capital expenditures, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, the impact on our consolidated financial statement of recently issued accounting standards when we adopt those standards, and increases in 2018 in cash, cash equivalents and investments. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Form 10-K are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas
February 27, 2018

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the year ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands, except per share amounts)

Revenues	$146,595	$143,487	$145,733
Cost of Goods Sold	75,841	75,857	74,752
Gross Profit	70,754	67,630	70,981

Operating Expenses:
Selling	7,251	6,611	6,043
General and administrative	16,430	15,319	16,082
Research and development	5,799	6,574	6,346
	29,480	28,504	28,471

Operating Income	41,274	39,126	42,510

Investment Income	1,065	448	771
Other Income (Expense), net	1	(308)	(2,411)
Income before Provision for Income Taxes	42,340	39,266	40,870

Provision for Income Taxes	(5,747)	(11,685)	(11,945)

Net Income	$36,593	$27,581	$28,925

Net Income Per Basic Share	$19.82	$15.12	$15.67

Weighted Average Basic Shares Outstanding	1,846	1,824	1,846

Net Income Per Diluted Share	$19.71	$14.85	$15.47

Weighted Average Diluted Shares Outstanding	1,857	1,857	1,870

Dividends Per Common Share	$4.50	$3.90	$3.30

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the year ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands)

Net Income	$36,593	$27,581	$28,925

Other Comprehensive (Loss) Income, net of tax: Unrealized (Loss) Gain on investments, net of tax benefits of $68 and $408 in 2017 and 2016, respectively, and net of tax expense of $283 in 2015	(741)	(757)	528

Comprehensive Income	$35,852	$26,824	$29,453

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016

Assets:	2017	2016
	(In thousands)

Current Assets:
Cash and cash equivalents	$30,136	$20,022
Short-term investments	35,468	24,080
Accounts receivable, net of allowance for doubtful accounts of $28 and $71 in 2017 and 2016, respectively	17,076	17,166
Inventories	29,354	29,015
Prepaid expenses and other current assets	3,199	3,181
Total Current Assets	115,233	93,464

Long-term investments	9,136	9,945

Property, Plant and Equipment	167,080	160,413
Less accumulated depreciation and amortization	100,711	95,148
	66,369	65,265

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $12,062 and $11,911 in 2017 and 2016, respectively	1,778	1,929
Goodwill	9,730	9,730
Other	1,534	1,609
	13,042	13,268

Total Assets	$203,780	$181,942

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016

Liabilities and Stockholders’ Equity:	2017	2016
	(In thousands)

Current Liabilities:
Accounts payable	$3,929	$4,028
Accrued liabilities	4,947	4,635
Accrued income and other taxes	746	410
Total Current Liabilities	9,622	9,073

Line of credit	--	--

Other Liabilities and Deferred Credits:
Deferred income taxes	7,312	8,753
Other	2,458	1,128
	9,770	9,881

Total Liabilities	19,392	18,954

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	48,730	37,448
Accumulated other comprehensive loss	(1,215)	(474)
Retained earnings	268,194	239,946
Treasury shares, 1,584 shares in 2017 and 1,596 shares in 2016, at cost	(131,663)	(114,274)
Total Stockholders’ Equity	184,388	162,988

Total Liabilities and Stockholders’ Equity	$203,780	$181,942

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands)
Cash Flows From Operating Activities:
Net income	$36,593	$27,581	$28,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,677	8,953	8,823
Deferred income taxes	(1,374)	(247)	(1,431)
Stock-based compensation	1,602	1,566	1,841
Impairment of investment	--	345	2,413
Net change in accrued interest, premiums, and discounts on investments	(195)	(37)	100
Other	49	--	17
	45,352	38,161	40,688
Changes in operating assets and liabilities:
Accounts receivable	88	(546)	371
Inventories	(339)	756	(1,749)
Prepaid expenses and other current assets	(18)	(247)	1,786
Other non-current assets	75	(673)	(103)
Accounts payable and accrued liabilities	213	(324)	(492)
Accrued income and other taxes	336	81	(128)
Other non-current liabilities	1,330	195	54
	47,037	37,403	40,427

Cash Flows From Investing Activities:
Property, plant and equipment additions	(9,677)	(10,639)	(9,323)
Purchase of investments	(69,193)	(30,799)	(168)
Proceeds from sale of investments	--	210	--
Proceeds from maturities of investments	58,000	5,000	13,400
	(20,870)	(36,228)	3,909

Cash Flows From Financing Activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(7,735)	(1,112)	(154)
Tax benefit related to stock-based compensation	--	--	156
Purchase of treasury stock	--	(1,276)	(30,698)
Dividends paid	(8,318)	(7,111)	(6,069)
	(16,053)	(9,499)	(36,765)

Net change in cash and cash equivalents	10,114	(8,324)	7,571

Cash and cash equivalents, beginning of year	20,022	28,346	20,775
Cash and cash equivalents, end of year	$30,136	$20,022	$28,346

Cash paid for:
Income taxes, net of refunds	$4,959	$10,750	$12,900

Non-cash financing activities:
Non-cash effect of stock option exercises	$10,237	$-	$-

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the year ended December 31, 2017, 2016 and 2015
(In thousands)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, January 1, 2015	1,913	$342	1,507	$(81,173)	$33,940	$(245)	$196,706	$149,570

Net income							28,925	28,925
Other comprehensive income						528		528
Tax benefit from stock-based compensation					156			156
Stock-based compensation transactions	1		(1)	37	1,849			1,886
Shares surrendered in stock transactions	(1)		1	(154)				(154)
Purchase of treasury stock	(89)		89	(30,698)				(30,698)
Dividends							(6,115)	(6,115)
Balances, December 31, 2015	1,824	342	1,596	(111,988)	35,945	283	219,516	144,098

Net income							27,581	27,581
Other comprehensive loss						(757)		(757)
Stock-based compensation transactions	7		(7)	102	1,503			1,605
Shares surrendered in stock transactions	(3)		3	(1,112)				(1,112)
Purchase of treasury stock	(4)		4	(1,276)				(1,276)
Dividends							(7,151)	(7,151)
Balances, December 31, 2016	1,824	342	1,596	(114,274)	37,448	(474)	239,946	162,988

Net income							36,593	36,593
Other comprehensive loss						(741)		(741)
Stock-based compensation transactions	46		(46)	583	11,282			11,865
Shares surrendered in stock transactions	(34)		34	(17,972)				(17,972)
Dividends							(8,345)	(8,345)
Balances, December 31, 2017	1,836	$342	1,584	$(131,663)	$48,730	$(1,215)	$268,194	$184,388

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

Our investments consist of taxable corporate bonds and commercial paper, mutual funds, certificates of deposit and equity securities. We classify our investment securities in one of three categories: held-to-maturity, available-for-sale, or trading. Securities that we have the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities. We report available-for-sale securities at fair value, based on quoted market prices, with unrealized gains and, to the extent deemed temporary, unrealized losses recorded in stockholders’ equity as accumulated other comprehensive income (loss). We report trading securities at fair value with unrealized gains and losses recorded in investment income in the Consolidated Statement of Income. We consider as current assets our mutual fund investments and those investments which will mature in the next 12 months including interest receivable on long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities which we intend to hold longer than 12 months. We periodically evaluate our investments for impairment.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The components of the Company’s cash and cash equivalents and our short and long-term investments as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Cash and cash equivalents:
Cash deposits	$12,730	$10,724
Money market funds	17,406	9,298
Total cash and cash equivalents	$30,136	$20,022
Short-term investments:
Mutual funds (trading)	$222	--
Commercial paper (held-to-maturity)	31,220	--
Certificates of deposit (held-to-maturity)	4,020	$24,000
Corporate bonds (held-to-maturity)	6	80
Total short-term investments	$35,468	$24,080
Long-term investments:
Corporate bonds (held-to-maturity)	$5,000	$5,000
Equity securities (available-for-sale)	4,136	4,945
Total long-term investments	$9,136	$9,945
Total cash, cash equivalents and short and long-term investments	$74,740	$54,047

Accounts Receivables
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

Inventories
Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2017	2016
Raw materials	$13,545	$12,984
Work in process	6,647	6,230
Finished goods	9,162	9,801
Total inventories	$29,354	$29,015

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Accounts Payable
We reflect disbursements as trade accounts payable until such time as payments are presented to our bank for payment. At December 31, 2017 and 2016, disbursements totaling approximately $411,000 and $624,000, respectively, had not been presented for payment to our bank.

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

During the year ended December 31, 2016, we made quarterly payments in excess of federal income taxes due of approximately $920,000. This amount is recorded in Prepaid expenses and other current assets on our Consolidated Balance Sheets.

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

	December 31,		Useful
	2017	2016	Lives
Land	$5,511	$5,260	—
Buildings	32,461	32,321	30-40 yrs
Machinery and equipment	129,108	122,832	3-15 yrs
Total property, plant and equipment	$167,080	$160,413

Depreciation expense of $8,526,000, $8,689,000 and $8,478,000 was recorded for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

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

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Goodwill
Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired. Annual impairment testing for goodwill is performed in the fourth quarter using a qualitative assessment on goodwill impairment to determine whether it is more likely than not that the carrying value of our reporting units exceeds their fair value. If necessary, a two-step goodwill impairment analysis is performed. Goodwill is also reviewed whenever events or changes in circumstances indicate a change in value may have occurred. We have identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products, Inc., (2) Halkey-Roberts Corporation and (3) Quest Medical, Inc. The total carrying amount of goodwill in each of the years ended December 31, 2017 and 2016 was $9,730,000. Our evaluation of goodwill during each year resulted in no impairment losses.

Current Accrued Liabilities
The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2017	2016
Accrued payroll and related expenses	$3,943	$3,661
Accrued vacation	273	265
Other accrued liabilities	731	709
Total accrued liabilities	$4,947	$4,635

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

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 was effective for fiscal years beginning after December 15, 2016. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. The Company early adopted this guidance using the prospective transition method in the second quarter of 2016 effective January 1, 2016. As a result of our adoption of this guidance, an excess tax benefit of $687,000 was recorded in 2016 resulting from the vesting of restricted stock and restricted stock units. In 2017 we recorded an excess tax benefit of $5,782,000 resulting from the exercise of employee stock options and the vesting of restricted stock and restricted stock units. The excess tax benefits recorded in 2017 and 2016 were included in our consolidated statements of cash flows under operating activity rather than under financing activity as was done in prior years. There were no restatements to 2015. This guidance could create future volatility in our effective tax rate depending upon the extent of exercise or vesting activity in our stock based awards.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  ASU 2015-17 was effective for annual and interim periods beginning after December 15, 2016.  We adopted this ASU in the first quarter of 2017 on a retrospective basis. As of December 31, 2016, “Deferred Income Taxes” of $651,000 were reclassified from Current Assets to “Other Liabilities and Deferred Credits” in the accompanying Consolidated Balance Sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, also known as ASC 606. This new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it became effective for fiscal years beginning after December 15, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We conducted and completed a comprehensive review of contracts and their associated business terms and conditions and performed detailed analysis on the impact of this standard to our current contracts. Based on our evaluation, we adopted the new standard on January 1, 2018, using the full retrospective method and expect no material change to our financial statements and our internal controls over financial reporting as a result. Because accounting for revenue under contracts will not materially change for us under the new standard, prior period financial statements will not require adjustment.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The primary impact of this change relates to our available-for-sale equity investment and will result in unrecognized gains and losses from this investment being reflected in our income statement starting in 2018.  We adopted ASU 2016-01 as of January 1, 2018, applying the update by means of a cumulative-effect adjustment to the balance sheet by reclassifying Accumulated Other Comprehensive Loss in the shareholders’ equity section of the balance sheet to Retained Earnings.  We do not anticipate that the adoption of ASU 2016-01 will have a material impact on our financial statements.

On February 25, 2016 the FASB issued ASU 2016-02, Leases (ASC 842).  The main objective of this new standard is to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The new leasing standard requires lessees to recognize a right of use asset and lease liability on the balance sheet. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard (ASC 606).  Atrion elected to early adopt this new standard as of January 1, 2018, using the modified retrospective approach as required.  We have concluded that the adoption of this new standard will not have a material impact on our financial statements.

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

As of December 31, 2017 and 2016, we held certain investments in corporate bonds and commercial paper, mutual funds, certificates of deposit, and certain equity securities. These investments, with the exception of mutual funds, are all considered Level 2 assets and the fair value of our investments were estimated using recently executed transactions and market price quotations (see Note 2). Our investments in mutual funds are considered Level 1 assets and the reported fair value of these investments is based on observable quoted prices from active markets.

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

Our cash and cash equivalents are held in accounts with financial institutions that we believe are creditworthy. Certain of these amounts at times may exceed federally-insured limits. At December 31, 2017, approximately 98 percent of our cash and cash equivalents were uninsured. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds.

We have investments in corporate bonds and commercial paper and in certificates of deposit. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer and otherwise. These securities have a higher degree of, and a greater exposure to, credit or default risk and may be less liquid in times of economic weakness or market disruptions.

For accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.  We maintain reserves for possible credit losses.  As of December 31, 2017 and 2016, we had allowances for doubtful accounts of approximately $28,000 and $71,000, respectively.  The carrying amount of the receivables approximates their fair value. One customer accounted for 15.5% of accounts receivable as of December 31, 2017. This was the only customer that exceeded 10% of our accounts receivable at December 31, 2017 and no customer exceeded 10% of our accounts receivable as of December 31, 2016.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(2)
Investments

As of December 31, 2017 and 2016, we held certain investments that were required to be measured for disclosure purposes at fair value on a recurring basis. These investments were considered Level 1 or Level 2 investments as detailed in the table below.

The amortized cost and fair value of our investments and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair value
As of December 31, 2017:
Short-term Investments:
Certificates of deposit	2	$4,020	$--	$(3)	$4,017
Commercial paper	2	$31,220	$26	$(38)	$31,208
Corporate bonds	2	$6	$--	$--	$6
Mutual funds	1	$219	$3	$--	$222

Long-term Investments:
Corporate bonds	2	$5,000	$--	$(75)	$4,925
Equity investments	2	$5,675	$--	$(1,539)	$4,136

As of December 31, 2016:
Short-term Investments:
Certificates of deposit	2	$24,000	$9	$--	$24,009
Corporate bonds	2	$80	$--	$--	$80
Long-term Investments:
Corporate bonds	2	$5,000	$--	$(287)	$4,713
Equity investments	2	$5,675	$--	$(730)	$4,945

The above certificates of deposit and commercial paper represents investments in multiple issuers at December 31, 2017, and are classified as held-to-maturity securities. The above equity investment represents an investment in one company at December 31, 2017 and is classified as available for sale. The above long-term corporate bond represents an investment in one issuer at December 31, 2017. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest an investment may not be recoverable. The unrealized loss for the long-term corporate bond is attributable to a rise in interest rates which resulted in a lower market price for that security. This investment has been in a loss position for more than 12 months due to the rise in interest rates. As of December 31, 2017 there were no changes in circumstances or events that would suggest our investments may not be recoverable. As a result, we recorded no impairment expense related to our investments during 2017. In 2015, one of our bonds experienced a significant decline in market value over a 12-month period due to a changed outlook for the issuer resulting from a major economic decline in its industry. In the fourth quarter of 2015, we determined, based upon disclosures by the issuer, that more likely than not, we would be required to sell or exchange the bond before recovery of its amortized cost. Therefore, we recorded an impairment loss on this bond of $2.4 million in 2015, reducing the carrying value of the bond to its market value at December 31, 2015. In 2016 after the issuer declared bankruptcy, we sold this bond that was previously intended to be held to maturity. We recorded an additional net loss of $311,000 on this bond in 2016 prior to and including its sale. These losses in 2015 and 2016 are reported as other income (loss) in the accompanying Consolidated Statements of Income.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

At December 31, 2017, the length of time until maturity of the corporate bond we currently own was 41.5 months and the length of time until maturity of the certificates of deposit and commercial paper ranged from less than a month to 11.2 months.

Our accumulated other comprehensive loss is comprised solely of unrealized losses on our above equity investments, net of tax.

(3)
Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

December 31, 2017			December 31, 2016
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,062	15.67	$13,840	$11,911

Aggregate amortization expense for patents and licenses was $151,000, $264,000 and $345,000 for 2017, 2016 and 2015, respectively. Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2018	$119
2019	$119
2020	$119
2021	$119
2022	$117

(4)     Line of Credit

As of December 31, 2017 we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2022. This credit facility, entered into on February 28, 2017, replaced a $40.0 million revolving credit facility with the same bank which was in place for several years prior to that date. The credit facility is secured by substantially all our inventories, equipment and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus .875 percent (2.35 percent at December 31, 2017) and is payable monthly. We had no outstanding borrowings under the credit facility at December 31, 2017 or the prior credit facility at December 31, 2016. Our ability to borrow funds under the credit facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2017, we were in compliance with all of these covenants.

(5)      Income Taxes

The items comprising Provision for Income Taxes are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Current — Federal	$6,244	$10,706	$11,848
— State	877	1,226	1,528
	7,121	11,932	13,376

Deferred — Federal	(1,542)	(92)	(1,364)
— State	168	(155)	(67)
	(1,374)	(247)	(1,431)
Provision for Income Taxes	$5,747	$11,685	$11,945

Temporary differences and carryforwards which have given rise to deferred tax liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax liabilities (assets):
Property, plant and equipment	$6,787	$9,550
Patents and goodwill	1,740	2,833
Benefit plans	(854)	(1,819)
Inventories	(282)	(519)
Capital loss carryover	(572)	(954)
Other	(116)	(338)
	6,703	8,753
Plus: Valuation allowance	609	--
Total deferred tax liabilities	$7,312	$8,753

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2017	2016	2015
Income tax expense at the statutory federal income tax rate	$14,819	$13,743	$14,304
Increase (decrease) resulting from:
State income taxes	662	730	882
Section 199 manufacturing deduction	(630)	(1,165)	(1,383)
R&D tax credits	(983)	(1,070)	(2,254)
Excess tax benefit from stock compensation	(5,782)	(687)	--
Impact from tax law rate change	(4,053)	--	--
Change in valuation allowance	609	--	--
Uncertain tax positions	865	(120)	(9)
Other, net	240	254	405
Provision for Income Taxes	$5,747	$11,685	$11,945

The Tax Cuts and Jobs Act, of 2017, enacted in December 2017, reduced the corporate federal income tax rate in the United States from 35% to 21% effective on January 1. 2018. This rate reduction reduced our net deferred tax liability, including adjustments to our net state deferred tax liabilities, by $4.1 million as of December 31, 2017. Based upon this tax law enactment, we recorded a corresponding benefit in our income tax provision of $4.1 million for the three months and year ended December 31, 2017. Also, in the fourth quarter of 2017 we recorded a deferred tax valuation allowance of $609,000 primarily related to deferred tax assets for a $2.7 million capital loss carryover deduction which may not be realized by its expiration date in 2021. This charge partially offset the benefit recorded in our income tax provision as a result of the Tax Cuts and Jobs Act. We will continue to evaluate the tax reform impacts noting that the ultimate impact of tax reform may differ from the amounts recorded due to changes in our interpretations and assumptions, as well as additional regulatory guidance that may be issued.

An excess tax benefit is the realized tax benefit related to the amount of deductible compensation cost reported on an employer’s tax return for equity instruments in excess of the compensation cost for those instruments recognized for financial reporting purposes. The Company adopted ASU-2016-09 (see Note 1) effective January 1, 2016 eliminating the requirement for excess tax benefits to be recorded as additional paid-in capital when realized. An excess tax benefit in the amount of $156,000 was recognized as additional paid-in capital during 2015, resulting from the vesting of restricted stock and restricted stock units. With the adoption of ASU 2016-09, excess tax benefits of $5,782,000 and $687,000 were recognized as a component of income tax expense in 2017 and 2016, respectively.

We recorded tax credits for our R&D expenditures totaling $2.3 million in 2015. This amount included an adjustment for recalculation of our R&D tax credits from prior years resulting from a regulation issued by the Treasury Department which favorably impacted the benefits provided to the Company under these rules.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by ASC 740 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2015	$129
Increase in tax positions for prior years	122
Increase in tax positions for current year	0
Lapse in statutes of limitation	(131)
Gross unrecognized tax benefits at December 31, 2015	$120
Decrease in tax positions for prior years	(120)
Increase in tax positions for current year	0
Lapse in statutes of limitation	0
Gross unrecognized tax benefits at December 31, 2016	$0
Increase in tax positions for prior years	865
Increase in tax positions for current year	0
Lapse in statutes of limitation	0
Gross unrecognized tax benefits at December 31, 2017	$865

As of December 31, 2017 all of the unrecognized tax benefits, which were comprised of uncertain tax positions, would impact the effective tax rate if recognized. Unrecognized tax benefits that are affected by statutes of limitation that expire within the next 12 months are immaterial.

We are subject to United States federal income tax as well as to income tax of multiple state jurisdictions.  We have concluded all United States federal income tax matters for years through 2013. An audit of our federal income tax returns for 2011, 2012 and 2013 was completed in 2016 with no changes. All material state and local income tax matters have been concluded for years through 2013.

We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $1,000 at December 31, 2017. Tax expense for the year ended December 31, 2017 included a net interest charge of $1,000. There were no tax expenses or tax benefits for interest and penalties in 2016. A net interest benefit of $9,000 was included in 2015.

(6)     Stockholders’ Equity

Our Board of Directors has at various times authorized repurchases of our stock in open-market or privately-negotiated transactions at such times and at such prices as management may from time to time determine. On August 16, 2011, our Board of Directors adopted a stock repurchase program pursuant to which we repurchased 200,000 shares of our common stock from time to time in open market or privately-negotiated transactions, which was the maximum number of shares that could be repurchased. On May 21, 2015 our Board of Directors adopted a new stock repurchase program authorizing the repurchase of up to 250,000 shares of our common stock in open market or privately-negotiated transactions. This program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2017, there remained 231,765 shares available for repurchase under this program. There were no stock repurchases during 2017. We repurchased 3,427 and 89,452 shares during 2016 and 2015, respectively.

We increased our quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased to $.90 per share in September 2015, to $1.05 per share in September 2016 and to $1.20 per share in September 2017. Holders of our stock units earned non-cash dividend equivalents of $27,000 in 2017, $40,000 in 2016 and $46,000 in 2015.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(7)     Income Per Share

The following is the computation of basic and diluted income per share:

	Year ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Net Income	$36,593	$27,581	$28,925

Weighted average basic shares outstanding	1,846	1,824	1,846
Add: Effect of dilutive securities	11	33	24
Weighted average diluted shares outstanding	1,857	1,857	1,870

Net Income per share
Basic	$19.82	$15.12	$15.67
Diluted	$19.71	$14.85	$15.47

As required by ASC 260, Earnings per Share, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic income per share pursuant to the two-class method.

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Securities representing 148 shares of common stock for the year ended December 31, 2017 were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive. There were no anti-dilutive shares excluded from the computation of weighted average diluted shares outstanding in 2016 and 2015.

(8)     Stock Plans

At December 31, 2017, we had three stock-based compensation plans which are described more fully below. We account for our plans under ASC 718, and the disclosures that follow are based on applying ASC 718.

Our Amended and Restated 2006 Equity Incentive Plan, or 2006 Plan, provides for awards to key employees, non-employee directors and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance shares and other stock-based awards. Under the 2006 Plan, 200,000 shares, in the aggregate, of common stock have been reserved for awards. The purchase price of shares issued on the exercise of options must be at least equal to the fair market value of such shares on the date of grant. The options granted become exercisable and expire as determined by the Compensation Committee. As of December 31, 2017, there remained 24,373 shares reserved for future stock-based awards under the 2006 Plan.

In May 2007, we adopted our Deferred Compensation Plan for Non-Employee Directors (as amended, the “Deferred Compensation Plan”), and 2,500 shares of our common stock were initially reserved for issuance thereunder. This plan allows our non-employee directors to elect to receive stock units in lieu of all or part of the cash fees they are receiving for their services as directors. On the first business day of each calendar year, each participating non-employee director is credited with a number of stock units determined on the basis of the foregone cash fees and the closing price of our common stock on the next preceding date on which shares of our stock were traded. The stock units are converted to shares of our common stock on a one-for-one basis at a future date as elected in advance by the director, but no later than the January following the year in which the director ceases to serve on the Board of Directors, and the shares are delivered to the director. As of December 31, 2017, there remained 1,548 shares of common stock reserved for issuance upon the conversion of stock units which may be credited in the future to non-employee directors.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

In May 2007, we also adopted our Non-Employee Director Stock Purchase Plan, (as amended, the “Director Stock Purchase Plan”), and 2,500 shares of our common stock were initially reserved for issuance thereunder. Under this plan, our non-employee directors may elect to receive on the first business day of the calendar year fully-vested stock and restricted stock in lieu of some or all of their fees payable to them during such year. The foregone fees are converted into shares of fully-vested stock and restricted stock on the first business day of such calendar year based on the closing price of our common stock on the next preceding date on which shares of our stock were traded. The restricted stock vests in equal amounts on the first day of the next three succeeding calendar quarters provided the non-employee director is then serving on our Board of Directors. As of December 31, 2017, there remained 1,126 shares reserved for issuance under such plan.

A summary of stock option transactions for the year ended December 31, 2017 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2016	50,000	$204.76
Granted	20,000	$501.03
Exercised	(50,000)	$204.76
Outstanding at December 31, 2017	20,000	$501.03	5.3 years
Exercisable at December 31, 2017	--	--	--

All nonvested options outstanding at December 31, 2017 are expected to vest. None of our grants includes performance-based or market-based vesting conditions. We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Our Black-Scholes valuation uses a volatility factor based on our historical stock trading history, a risk-free interest rate based on the implied yield currently available on U.S. Treasury securities with an equivalent term, and a dividend yield based on our dividend history. Our expected life assumption represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

There were no options granted in 2016 and 2015. The fair value for the options granted in 2017 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016	2015
Risk-free interest rate	2.13%	--	--
Dividend yield	0.85%	--	--
Volatility factor	25.45%	--	--
Expected life	5 years	--	--

The weighted average grant date fair value of the options granted in 2017 was $130.35. The total intrinsic value of options exercised during 2017 was $16.5 million. The total intrinsic value of options outstanding at December 31, 2017 was $2.6 million. There were no exercisable options at December 31, 2017.

During 2017, we granted two awards of restricted stock under the 2006 Plan. Under the terms of our restricted stock awards, the restrictions usually lapse over a five-year period. Both awards include restrictions on transfer for a two-year period following vesting. During the vesting period, holders of restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Nonvested shares are generally forfeited on termination of employment unless otherwise provided in the participant’s employment agreement or the termination is in connection with a change in control. We calculated the weighted average fair value per share of the restricted stock awarded in 2017 using the market value of our common stock on the date of the grant with a discount for post-vesting restrictions of 11.2%.   We estimated this discount using the Chaffe protective put method.  A summary of changes in nonvested restricted stock for the year ended December 31, 2017 is presented below:

Nonvested Shares	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at December 31, 2016	1,500	$ 228.08
Granted in 2017	5,900	$ 445.47
Vested in 2017	(1,500)	$ 228.08
Restricted stock at December 31, 2017	5,900	$ 445.47

All shares of nonvested restricted stock outstanding at December 31, 2017 are expected to vest. The total fair value of restricted stock vested during 2017, 2016 and 2015 was $803,000, $1,177,000 and $1,086,000, respectively.

During 2017, restricted stock units were awarded to certain employees under the 2006 Plan. All of our restricted stock units are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Nonvested stock units are generally forfeited on termination of employment unless the termination is in connection with a change in control. During the vesting period, holders of all restricted stock units earn dividends in the form of additional units. During 2017, one non-employee director elected to receive stock units in lieu of a portion of his cash fees for his services as a member of the Board of Directors.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A summary of changes in stock units for the year ended December 31, 2017, is presented below:

Nonvested Stock Units	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Director’s Stock Units	Weighted Average Award Date Fair Value Per Unit
Nonvested at December 31, 2016	9,388	$258.69	--
Granted	1,420	$616.41	11	$535.07
Vested	(4,608)	$230.90	(11)	$535.07
Nonvested at December 31, 2017	6,200	$361.28	--

All nonvested restricted stock units at December 31, 2017 are expected to vest. The total intrinsic value of all outstanding stock units which were not convertible at December 31, 2017, including 468 stock units held for the accounts of non-employee directors, was $4,205,000. The total fair value of directors’ stock units that vested during 2017, 2016, and 2015 was $6,000, $10,000 and $5,000, respectively.

Stock awards that vested immediately were awarded under the 2006 Plan to non-employee directors totaling $312,000 in value in 2017 and $240,000 in value in each of 2016 and 2015. Compensation related to stock awards, restricted stock and stock units is based on the fair market value of the stock on the date of the award. These fair values are then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. Compensation related to stock options is based on the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach.

For the years ended December 31, 2017, 2016 and 2015, we recorded stock-based compensation expense as a G&A expense in the amount of $1,602,000, $1,566,000 and $1,841,000, respectively, for all of the above mentioned stock-based compensation arrangements. The total tax benefit recognized in the income statement from stock-based compensation arrangements for the years ended December 31, 2017, 2016 and 2015, was $6,342,000, $1,235,000 and $644,000, respectively. The 2017 and 2016 tax benefit amounts include $5,782,000 and $687,000, respectively, of excess tax benefits within income tax expense as a result of the adoption of ASU 2016-09. Excess tax benefits of $156,000 were recognized during 2015 as additional paid-in capital and is shown as a financing activity in our consolidated statements of cash flows for such year.

Unrecognized compensation cost information for our various stock-based compensation types is shown below as of December 31, 2017:

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$2,246,000	4.3
Restricted stock	2,264,000	4.3
Restricted stock units	1,114,000	3.8
Total	$5,624,000

We have a policy of utilizing treasury shares to satisfy stock option exercises, stock unit conversions and restricted stock awards.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(9)     Industry Segment and Geographic Information

We operate in one reportable industry segment: developing and manufacturing products primarily for medical applications and have no foreign operating subsidiaries. We have other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of our medical products segment. Our revenues from sales to customers outside the United States totaled approximately 37 percent of our net revenues in 2017 and 2016, and 35 percent in 2015. We have no assets located outside the United States.

A summary of revenues by geographic area, based on shipping destination, for 2017, 2016 and 2015 is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
United States	$93,082	$91,092	$94,840
Germany	8,172	6,396	7,156
Other countries less than 5% of revenues	45,341	45,999	43,737
Total	$146,595	$143,487	$145,733

A summary of revenues by product line for 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015

Fluid Delivery	$65,053	$60,889	$60,630
Cardiovascular	48,073	47,064	46,463
Ophthalmology	13,537	15,427	18,253
Other	19,932	20,107	20,387
Total	$146,595	$143,487	$145,733

(10)    Employee Retirement and Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. We make a matching contribution to the plan. Our contributions under this plan were $720,000, $667,000 and $645,000 in 2017, 2016 and 2015, respectively.

The Company adopted a Nonqualified Deferred Compensation Plan effective September 1, 2017, for certain key management or highly-compensated employees. The plan allows for the deferral of salary and bonus compensation until retirement or other specified payment events occur. Employees’ deferred compensation amounts are deemed to be invested in certain investment funds, indexes or vehicles selected by our Compensation Committee and designated by each participant and their deferral balances are adjusted for earnings based upon the performance of these deemed investments. Our deferred compensation obligation under the plan at December 31, 2017 was $426,000 and is reflected in “Other Liabilities and Deferred Credits” in the accompanying Consolidated Balance Sheets.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(11)    Commitments and Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrue for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of December 31, 2017, the Company had no ongoing litigation or arbitration for such matters.

We had a dispute which was favorably settled in the third quarter of 2007. This settlement was amended in December 2008.  The amended settlement agreement provides that we may receive annual payments from 2009 through 2024. We have not recorded $3.5 million in potential future payments under this settlement as of December 31, 2017 due to the uncertainty of payment.

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them. Termination under such circumstances at December 31, 2017 could have resulted in payments aggregating $5.1 million.

At December 31, 2017, the Company had purchase obligations with certain suppliers for the purchase of inventory for 2018. These contracts were commitments to purchase inventory used in the production of the Company’s products totaling $1.5 million.

(12)    Quarterly Financial Data (Unaudited):

QuarterEnded	Operating Revenue	Operating Income	Net Income	Income Per Basic Share	Income Per Diluted Share
(In thousands, except per share amounts)
03/31/17	$38,504	$11,327	$9,950	$5.42	$5.36
06/30/17	36,164	10,175	10,026	5.44	5.40
09/30/17	37,903	11,479	7,971	4.30	4.29
12/31/17	34,024	8,293	8,646	4.67	4.66

03/31/16	$36,215	$10,465	$6,945	$3.81	$3.76
06/30/16	36,143	10,074	7,450	4.09	4.02
09/30/16	37,835	10,976	7,614	4.17	4.10
12/31/16	33,294	7,611	5,571	3.05	3.00

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.
CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, were effective as of December 31, 2017. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of its audit, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and schedule of the Company as of and for the year ended December 31, 2017, and our report dated February 27, 2018 expressed an unqualified opinion on those financial statements and schedule.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 27, 2018

ITEM 9B.
OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2017 that was not reported.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Part III is omitted from this Form 10-K and is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders which we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2017.

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be filed in connection with our 2018 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed in connection with our 2018 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.
EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2018 annual meeting of stockholders.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the section entitled “Securities Ownership” in our definitive proxy statement to be filed in connection with our 2018 annual meeting of stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plan approved by security holders (1)	26,200	$501.03(2)	24,373
Equity compensation plans not approved by security holders(3)	468	-	2,674(4)
Total	26,668	$501.03	27,047

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

(4)
The Deferred Compensation Plan and the Director Stock Purchase Plan do not provide for a specified limit on the number of shares of our common stock that may be issued thereunder. The 2,674 shares shown as available for future issuance (1,548 shares under the Deferred Compensation Plan and 1,126 shares under the Director Stock Purchase Plan) reflect the number of shares initially reserved, in the aggregate, for issuance under those plans less the number of shares of our common stock issued or to be issued with respect to stock units that have been credited to non-employee directors' stock unit accounts under the Deferred Compensation Plan and our stock that has been purchased under the Director Stock Purchase Plan on or before December 31, 2017.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2018 annual meeting of stockholders.

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2018 annual meeting of stockholders.

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
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders Equity

2.             Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts

	December 31, (Thousands)
	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Reserve	Ending Balance
Allowance for Doubtful Receivables
2017	$71	$14	$(57)	$28
2016	$50	$42	$(21)	$71
2015	$22	$33	$(5)	$50

Deferred Income Tax Valuation Allowance
2017	$-	$609	$-	$609
2016	$-	$-	$-	$-
2015	$-	$-	$-	$-

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

3.             Exhibits.  Reference as made to Item 15(b) of this report on Form 10-K.

(b)
Exhibits

Exhibit Numbers	Description
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on August 14, 2013) (2)
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Second Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on August 14, 2017) (8)
10g*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (9)
10h*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (13)
10l*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (14)
10m*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (15)
10n*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (16)
10o*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (17)
10p*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (18)
10q*	Form of Indemnification Agreement for Directors and Executive Officers (19)
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

10y	Seventh Amendment to Loan and Security Agreement and Loan Increase Agreement dated as of June 11, 2015 (27)
10z	Seventh Amendment to Line of Credit Promissory Note dated as of June 11, 2015 (28)
10aa	Credit Agreement dated as of February 28, 2017 by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender (29)
10ab	Guaranty Agreement dated as of February 28, 2017 made by certain Subsidiaries of Atrion Corporation in favor of Wells Fargo Bank, National Association, as Lender (30)
10ac	Collateral Agreement dated as of February 28, 2017 among Atrion Corporation, certain Subsidiaries of Atrion Corporation and Wells Fargo Bank, National Association, as lender. (31)
10ad	Nonqualified Deferred Compensation Plan (32)
13.1	Stock Performance Graph (33)
21	Subsidiaries of Atrion Corporation as of December 31, 2017 (33)
23	Consent of Grant Thornton LLP (33)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (33)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (33)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (33)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (33)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(6)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.

(7)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 25, 2016.

(8)
Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed on November 8, 2017.

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

(17)
Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).

(18)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.

(19)
Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 12, 2012.

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

(27)
Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2015.

(28)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed August 4, 2015.

(29)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 3, 2017.

(30)
Incorporated by reference to Exhibit 10.2 to Form 8-K of Atrion Corporation filed March 3, 2017.

(31)
Incorporated by reference to Exhibit 10.3 to Form 8-K of Atrion Corporation filed March 3, 2017.

(32)
Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 8, 2017.

(33)
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

Dated: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Battat	President and Chief Executive	February 27, 2018
David A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	February 27, 2018
Jeffery Strickland	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Emile A Battat	Chairman	February 27, 2018
Emile A Battat

/s/ Hugh J. Morgan, Jr.	Director	February 27, 2018
Hugh J. Morgan, Jr.

/s/ Roger F. Stebbing	Director	February 27, 2018
Roger F. Stebbing

/s/ John P. Stupp, Jr.	Director	February 27, 2018
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	February 27, 2018
Ronald N. Spaulding

/s/ Preston G. Athey	Director	February 27, 2018
Preston G. Athey

Exhibit Index

Exhibit Numbers	Description
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on August 14, 2013) (2)
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Second Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on August 14, 2017) (8)
10g*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (9)
10h*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (13)
10l*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (14)
10m*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (15)
10n*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (16)
10o*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (17)
10p*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (18)
10q*	Form of Indemnification Agreement for Directors and Executive Officers (19)
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

10y	Seventh Amendment to Loan and Security Agreement and Loan Increase Agreement dated as of June 11, 2015 (27)
10z	Seventh Amendment to Line of Credit Promissory Note dated as of June 11, 2015 (28)
10aa	Credit Agreement dated as of February 28, 2017 by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender (29)
10ab	Guaranty Agreement dated as of February 28, 2017 made by certain Subsidiaries of Atrion Corporation in favor of Wells Fargo Bank, National Association, as Lender (30)
10ac	Collateral Agreement dated as of February 28, 2017 among Atrion Corporation, certain Subsidiaries of Atrion Corporation and Wells Fargo Bank, National Association, as lender. (31)
10ad	Nonqualified Deferred Compensation Plan (32)
13.1	Stock Performance Graph (33)
21	Subsidiaries of Atrion Corporation as of December 31, 2017 (33)
23	Consent of Grant Thornton LLP (33)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (33)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (33)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (33)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (33)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(6)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.

(7)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 25, 2016.

(8)
Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed on November 8, 2017.

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

(17)
Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).

(18)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.

(19)
Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 12, 2012.

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

(27)
Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2015.

(28)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed August 4, 2015.

(29)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 3, 2017.

(30)
Incorporated by reference to Exhibit 10.2 to Form 8-K of Atrion Corporation filed March 3, 2017.

(31)
Incorporated by reference to Exhibit 10.3 to Form 8-K of Atrion Corporation filed March 3, 2017.

(32)
Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 8, 2017.

(33)
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