Form 10-Q
period 2018-03-31
ATRION CORP
filed 2018-05-09
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]
Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2018
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒
Accelerated filer  ☐
Non-accelerated filer ☐

Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 20, 2018
Common stock, Par Value $0.10 per share	1,851,842

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)

Revenues	$39,401	$38,504
Cost of goods sold	20,450	19,873
Gross profit	18,951	18,631
Operating expenses:
Selling	2,018	1,748
General and administrative	4,229	4,017
Research and development	1,338	1,539
	7,585	7,304
Operating income	11,366	11,327

Interest and dividend income	330	148
Other investment income/(losses)	(789)	1
	(459)	149

Income before provision for income taxes	10,907	11,476
Provision for income taxes	(2,420)	(1,526)

Net income	$8,487	$9,950

Net income per basic share	$4.58	$5.42
Weighted average basic shares outstanding	1,852	1,835

Net income per diluted share	$4.57	$5.36
Weighted average diluted shares outstanding	1,856	1,855

Dividends per common share	$1.20	$1.05

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Net Income	$8,487	$9,950

Other Comprehensive Loss Unrealized loss on investments, net of tax benefit of $169 in 2017	--	(313)

Comprehensive Income	$8,487	$9,637

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	March 31, 2018	December 31, 2017
	(in thousands)
Current assets:
Cash and cash equivalents	$20,181	$30,136
Short-term investments	34,795	35,468
Accounts receivable	20,604	17,076
Inventories	29,907	29,354
Prepaid expenses and other current assets	2,064	3,199
	107,551	115,233

Long-term investments	23,953	9,136

Property, plant and equipment	170,313	167,080
Less accumulated depreciation and amortization	102,828	100,711
	67,485	66,369

Other assets and deferred charges:
Patents	1,748	1,778
Goodwill	9,730	9,730
Other	1,786	1,534
	13,264	13,042

Total assets	$212,253	$203,780
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,208	$8,876
Accrued income and other taxes	2,975	746
	11,183	9,622

Line of credit	--	--

Other non-current liabilities	10,102	9,770

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized10,000 shares, issued 3,420 shares	342	342
Paid-in capital	49,044	48,730
Accumulated other comprehensive loss	--	(1,215)
Retained earnings	273,240	268,194
Treasury shares,1,584 at March 31, 2018 and 1,584 at December 31, 2017, at cost	(131,658)	(131,663)
Total stockholders’ equity	190,968	184,388

Total liabilities and stockholders’ equity	$212,253	$203,780

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$8,487	$9,950
Adjustments to reconcile net income tonet cash provided by operating activities:
Depreciation and amortization	2,183	2,099
Deferred income taxes	(138)	217
Stock-based compensation	316	275
Net change in unrealized gains and losses on investments	789	--
Net change in accrued interest, premiums, and discounts
on investments	(104)	(28)
	11,533	12,513

Changes in operating assets and liabilities:
Accounts receivable	(3,528)	(3,513)
Inventories	(553)	(1,339)
Prepaid expenses	1,135	1,178
Other non-current assets	(252)	66
Accounts payable and accrued liabilities	(668)	773
Accrued income and other taxes	2,229	278
Other non-current liabilities	470	39
	10,366	9,995

Cash flows from investing activities:
Property, plant and equipment additions	(3,269)	(2,373)
Purchase of investments	(25,521)	(19,911)
Proceeds from maturities of investments	10,691	15,000
	(18,099)	(7,284)

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	--	(3,275)
Dividends paid	(2,222)	(1,929)
	(2,222)	(5,204)

Net change in cash and cash equivalents	(9,955)	(2,493)
Cash and cash equivalents at beginning of period	30,136	20,022
Cash and cash equivalents at end of period	$20,181	$17,529

Cash paid for:
Income taxes	$24	$29

Non-cash financing activities:
Non-cash effect of stock option exercises	$--	$4,535

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, January 1, 2017	1,836	$342	1,584	$(131,663)	$48,730	$(1,215)	$268,194	$184,388

Net income							8,487	8,487
Reclass from adopting ASU 2016-01						1,215	(1,215)	--
Stock-based compensation transactions				5	314			319
Dividends							(2,226)	(2,226)
Balances, March 31, 2018	1,836	$342	1,584	$(131,658)	$49,044	$0	$273,240	$190,968

The accompanying notes are an integral part of these financial statements

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
Basis of Presentation

The accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 ("2017 Form 10-K"). References herein to "Atrion," the "Company," "we," "our," and "us" refer to Atrion Corporation and its subsidiaries.

(2)
Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$13,715	$13,545
Work in process	7,127	6,647
Finished goods	9,065	9,162
Total inventories	$29,907	$29,354

(3)
Income per share

The following is the computation for basic and diluted income per share:

	Three months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Net income	$8,487	$9,950
Weighted average basic shares outstanding	1,852	1,835
Add: Effect of dilutive securities	4	20
Weighted average diluted shares outstanding	1,856	1,855
Earnings per share:
Basic	$4.58	$5.42
Diluted	$4.57	$5.36

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 1,200 and 1,027 shares of common stock for the quarters ended March 31, 2018 and 2017, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)
Investments

As of March 31, 2018, we held investments in certificates of deposit, commercial paper, bonds and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The certificates of deposit, commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheet. The equity securities and mutual funds are recorded at fair value in the accompanying consolidated balance sheet. These investments are considered Level 1 or Level 2 as detailed in the table below. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months. The fair values of these investments were estimated using recently executed transactions and market price quotations. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of March 31, 2018:
Short-term Investments
Certificates of deposit	2	4,036	$--	$(10)	$4,026
Commercial paper	2	20,912	$--	$(40)	$20,872
Bonds	2	9,847	$--	$(23)	$9,824

Long-term Investments
Bonds	2	20,251	$--	$(215)	$20,036
Mutual funds	1	352	$--	$(8)	$344
Equity investments	2	5,675	$--	$(2,317)	$3,358

As of December 31, 2017:
Short-term Investments
Certificates of deposit	2	4,020	$--	$(3)	$4,017
Commercial paper	2	31,220	$26	$(38)	$31,208
Bonds	2	6	$--	$--	$6
Mutual funds	1	219	$3	$--	$222

Long-term Investments
Bonds	2	5,000	$--	$(75)	$4,925
Equity investments	2	5,675	$--	$(1,539)	$4,136

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The above long-term bonds represent investments in various issuers at March 31, 2018. The unrealized losses for these investments relate to a rise in interest rates which resulted in a lower market price for those securities. Only one of these bond investments has been in a loss position for more than 12 months.

The certificates of deposit have maturities from 1.7 months to 8.2 months. The commercial paper securities have maturities from 1.3 months to 6.4 months. The bonds have maturities from 1.1 months to 55.5 months.

(5)
Patents and Licenses

Purchased patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

March 31, 2018			December 31, 2017
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,092	15.67	$13,840	$12,062

Aggregate amortization expense for patents and licenses was $30,000 and $62,000 for the three months ended March 31, 2018 and 2017, respectively.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2019	$119
2020	$119
2021	$119
2022	$117
2023	$113

(6)
Income Taxes

Income tax expense for the first quarter of 2018 was $2.4 million compared to income tax expense of $1.5 million for the same period in the prior year. The effective tax rate for the first quarter of 2018 was 22.2 percent, compared with 13.3 percent for the first quarter of 2017. The Tax Cuts and Jobs Act, enacted in December 2017, reduced the corporate federal income tax rate in the United States from 35% to 21% effective for us on January 1, 2018. The Tax Cuts and Jobs Act also ended the domestic production activities deduction under Section 199 which previously helped lower our effective tax rate by 3 percentage points. The benefit we received from the lower tax rate under the Tax Cuts and Jobs Act was not as large as the excess tax benefits we received in the first quarter of 2017 of $2.3 million from the exercise of stock options.

We continue to assess the income tax effects of the Tax Cuts and Jobs Act and whether recorded amounts may be affected due to changes in our interpretations and assumptions, as well as regulatory guidance that may be issued.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)
Recent Accounting Pronouncements

Accounting Standards Update 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, also known as ASC 606. This new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it became effective for fiscal years beginning after December 15, 2017. ASC 606 permits the use of either the retrospective or cumulative effect transition method. We conducted and completed a comprehensive review of contracts and their associated business terms and conditions and performed detailed analysis on the impact of this standard to our current contracts. Based on our evaluation, we adopted the new standard on January 1, 2018, using the full retrospective method. Because accounting for revenue under contracts did not materially change for us under the new standard as explained below, prior period consolidated financial statements did not require adjustment.

We recognize revenue when obligations under the terms of a contract with our customer are satisfied. This occurs with the transfer of control of our products to customers when products are shipped. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services. Sales and other taxes we may collect concurrent with revenue-producing activities are excluded from revenue.

Our medical device business benefits in the long term from an aging world population along with an increase in life expectancy. In the near term however, demand for our products fluctuates based on our customer requirements which are driven in large part by their customers’ need for medical care which does not always follow broad economic trends. This affects the nature, amount, timing and uncertainty of our revenue. Changes in the value of the United States dollar relative to foreign currencies could make our products more or less affordable and therefore affect our sales in international markets.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of revenues by geographic area, based on shipping destination, for the first quarter of 2018 and 2017 is as follows (in thousands):

	2018	2017
United States	$24,607	$23,105
Germany	2,671	3,037
Other countries less than 5% of revenues	12,123	12,362
Total	$39,401	$38,504

A summary of revenues by product line for first quarter of 2018, and 2017 is as follows (in thousands):

	2018	2017
Fluid Delivery	$18,800	$18,005
Cardiovascular	13,210	11,464
Ophthalmology	2,785	3,673
Other	4,606	5,362
Total	$39,401	$38,504

Our Fluid Delivery products include proprietary valves that promote infection control and needle safety. Our Cardiovascular products include the MPS2 Myocardial Protection System, which delivers essential fluids and medications, mixes critical drugs and controls temperature, pressure and other variables during open-heart surgery. Our Ophthalmic products include devices to disinfect contact lenses and a proprietary line of balloon catheters used in the treatment of nasolacrimal duct obstructions. Various other medical and non-medical products make up the Other product line, including inflation systems and valves used in marine and aviation safety products.

More than ninety-eight percent (98%) of our total revenue in the periods presented herein is pursuant to shipments made under a purchase order, which under the new ASC 606 guidance we concluded would be the contract with the customer. As a result, the vast majority of our revenue is recognized at a single point in time when the performance obligation of the product being shipped is satisfied rather than over time, and presented as receivables on the balance sheet.

Our payment terms vary by the type and location of our customers and the products or services offered. The term between invoicing and when payment is due is thirty (30) days in most cases. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

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

We have elected to recognize the cost for shipping as an expense in cost of sales when control over the product has transferred to the customer.

We do not make any material accruals for product returns and warranty obligations. Our manufactured products come with a standard warranty to be free from defect and, in the event of a defect, may be returned by the customer within a reasonable period of time. Historically our returns have been unpredictable and yet very low due to our focus on quality control. A one-year warranty is provided with certain equipment sales but this activity and our accruals for these obligations are very small.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expense.

Atrion has contracts in place with customers for equipment leases, equipment financing, and equipment and other services. These contracts represent less than 4% of our total revenue in all periods presented herein. A portion of these contracts representing less than 3% of our revenues include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on relative standalone selling price for each performance obligation which is capable of being distinct and accounted for as a separate performance obligation. We generally determine standalone selling prices based on observable inputs, primarily the prices charged to customers. Lease revenues, including embedded leases under certain of these contracts, represent less than 1% of our total revenue in all periods presented herein.

A limited number of our contracts have variable consideration including tiered pricing and rebates which we monitor closely for potential constraints on revenue. For these contracts we estimate our position quarterly using the most likely outcome method, including customer-provided forecasts and historical buying patterns, and we accrue for any asset or liability these arrangements may create. The effect of accruals for variable consideration on our consolidated financial statements is immaterial.

After a thorough and extensive analysis of all of our customer agreements and revenue generating transactions, we determined that there is no material change in the transaction price and amounts allocated to performance obligations, or the timing of satisfaction of performance obligations under ASC 606 compared to our accounting for these items in previous periods. In addition, we expect the impact of the adoption of ASC 606 to be immaterial on an ongoing basis.

We do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice. We believe that the complexity added to our disclosures by the inclusion of a large amount of insignificant detail in attempting to disclose information about immaterial contracts under 606 would potentially obscure more useful and important information.

ASU 2016-02, Leases

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

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As a lessee, Atrion has only two leases for equipment used internally which we account for as operating leases. Upon adoption of ASC 842, we recorded a right-of-use asset and a lease liability for these leases as of January 1, 2018. The balance of our right of use assets totaled $38,000 at March 31, 2018 and is included in our Property, Plant and Equipment on our Balance Sheet. An equal amount was recorded as a lease liability at March 31, 2018, which represents the present value of future obligations under these respective leases. The monthly expense of $1,500 for these operating leases, which are our only lessee arrangements, is immaterial and therefore all other lessee disclosures under ASC 842 have been omitted.

As a lessor, Atrion has agreements with certain customers for the rental of our equipment for use in hospitals. These arrangements include sales type leases, fixed monthly rentals and rental agreements containing a lease component (embedded lease) and non-lease components. Lease revenues from all of these agreements represented less than 1% of our total revenue in the first quarter of 2018 and in all of 2017.

The fixed monthly rentals and embedded lease arrangements are accounted for as operating leases. Fixed monthly rentals pay a flat fee each month. For our embedded lease agreements we have chosen under ASC 842 to continue to use a variable basis (based on consumables sold in the period) to allocate and recognize revenue as we have in prior periods because it most closely represents the way in which benefit of the asset is derived.

The lease assets from our sales type leases are recorded on our books in our accounts receivables and as of March 31, 2018 the balance totaled $536,000. Our equipment being leased as operating leases to our customers is included in our Property Plant and Equipment on our balance sheet. As of March 31, 2018, the cost of this property and related accumulated depreciation was $7.76 million and $5.43 million, respectively. After a thorough and extensive analysis of our lessor agreements with customers we determined that our accounting treatment and revenue recognition under ASC 842 compared to our prior accounting treatment is essentially the same, and due to the small amount of revenue from our lessor activity, all other lessor disclosures under ASC 842 have been omitted.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments in order to provide users of financial statements with more decision-useful information. Changes to the previous guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The primary impact of this change for us relates to our available-for-sale equity investment and resulted in unrecognized gains and losses from this investment being reflected in our income statement beginning in 2018.  We adopted ASU 2016-01 as of January 1, 2018, applying the update by means of a cumulative-effect adjustment to the balance sheet by reclassifying the balance of our Accumulated Other Comprehensive Loss in the shareholders’ equity section of the balance sheet to Retained Earnings. The balance reclassified of $1,215,000 was a result of prior-period unrealized losses from our equity investment. In the first quarter of 2018 we recorded an unrealized loss on our equity investment of $778,000 as a result of a drop in the market value of this investment during the quarter. This loss is reflected in other investment income (loss) in our income statement. This change in accounting is expected to create greater volatility in our investment income each quarter in the future.

ASU 2017-08, Receivables – Non-refundable Fees and Other Costs (Subtopic 310-20).

In March 2017, the FASB issued ASU 2017-08, Receivables – Non-refundable Fees and Other Costs (Subtopic 310-20). The main objective of this update is to shorten the period of amortization of the premium on certain callable debt securities to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendment is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. We elected to early adopt this amendment as of January 1, 2018. None of our investments in 2017 had any premium paid, so no adjustments were needed for prior-period activity. We do not believe the adoption of this standard will have a material impact on our Financial Statements in 2018 or future periods.

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

Our strategy is to provide a broad selection of products in the areas of our expertise. Research and development efforts are focused on improving current products and developing highly-engineered products that meet customer needs and serve niche markets with meaningful sales potential. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce and payoff indebtedness, to fund capital expenditures, to repurchase stock and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

●
Focusing on customer needs;
●
Expanding existing product lines and developing new products;
●
Manufacturing products to exacting quality standards; and
●
Preserving and fostering a collaborative and entrepreneurial culture.

For the three months ended March 31, 2018, we reported revenues of $39.4 million, operating income of $11.4 million and net income of $8.5 million, up 2 percent, up less than 1 percent and down 15 percent, respectively, from the three months ended March 31, 2017.

Results for the three months ended March 31, 2018

Consolidated net income totaled $8.5 million, or $4.58 per basic and $4.57 per diluted share, in the first quarter of 2018. This is compared with consolidated net income of $10.0 million, or $5.42 per basic and $5.36 per diluted share, in the first quarter of 2017. The income per basic share computations are based on weighted average basic shares outstanding of 1,852,000 in the 2018 period and 1,835,000 in the 2017 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,856,000 in the 2018 period and 1,855,000 in the 2017 period.

Consolidated revenues of $39.4 million for the first quarter of 2018 were 2 percent higher than revenues of $38.5 million for the first quarter of 2017.

Revenues by product line were as follows (in thousands):

	Three Months ended March 31,
	2018	2017

Fluid Delivery	$18,800	$18,005
Cardiovascular	13,210	11,464
Ophthalmology	2,785	3,673
Other	4,606	5,362
Total	$39,401	$38,504

Cost of goods sold of $20.5 million for the first quarter of 2018 was 3 percent higher than cost of goods sold of $19.9 million for the first quarter of 2017 primarily due to an unfavorable product sales mix partially offset by improved manufacturing efficiencies and the impact of continued cost improvement projects. Our cost of goods sold in the first quarter of 2018 was 51.9 percent of revenues compared with 51.6 percent of revenues in the first quarter of 2017.

Gross profit of $19.0 million in the first quarter of 2018 was $320,000, or 2 percent, higher than in the comparable 2017 period. Our gross profit percentage in the first quarter of 2018 was 48.1 percent of revenues compared with 48.4 percent of revenues in the first quarter of 2017. The decrease in gross profit percentage in the 2018 period compared to the 2017 period was primarily related to the unfavorable product sales mix partially offset by improved manufacturing efficiencies and cost improvement projects mentioned above.

Our first quarter 2018 operating expenses of $7.6 million were $281,000 higher than the operating expenses for the first quarter of 2017. This increase was attributable to a $212,000 increase in General and Administrative, or G&A, expenses and a $270,000 increase in Selling expenses partially offset by a $201,000 decrease in Research and Development, or R&D, expenses. The increase in G&A expenses for the first quarter of 2018 was principally attributable to increased outside services. The increase in Selling expenses was principally attributable to increased commissions, compensation, outside services, trade shows and travel costs. The decrease in R&D expenses was primarily related to decreased outside services partially offset by increased compensation and supply costs.

Operating income in the first quarter of 2018 increased $39,000 to $11.4 million, a less than 1 percent increase compared to our operating income in the quarter ended March 31, 2017. Operating income was 29 percent of revenues for the both the first quarter of 2018 and the first quarter of 2017.

Interest and dividend income in the first quarter of 2018 was $330,000, compared with $148,000 for the same period in the prior year. Increased levels of investment and increased interest rates were the primary reasons for the increase.

Other investment loss in the first quarter of 2018 was $789,000 compared with other investment income of $1,000 in the first quarter of 2017. We adopted ASU 2016-01 as of January 1, 2018 (see Note 7). For the first quarter of 2018 we recorded an unrealized loss on an equity investment of $778,000 as a result of a drop in the market value of this investment during the quarter.

Income tax expense for the first quarter of 2018 was $2.4 million compared to income tax expense of $1.5 million for the same period in the prior year. The effective tax rate for the first quarter of 2018 was 22.2 percent, compared with 13.3 percent for the first quarter of 2017. The Tax Cuts and Jobs Act, reduced the corporate federal income tax rate in the United States from 35% to 21% effective for us on January 1, 2018. Our effective tax rate for the first quarter of 2017 was favorably impacted by excess tax benefits of $2.3 million related to stock compensation. We expect the effective tax rate for the remainder of 2018 to be approximately 22.0 percent.

Liquidity and Capital Resources

As of March 31, 2018, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2022. This credit facility, entered into on February 28, 2017, replaced a $40.0 million revolving credit facility with the same bank which was in place for several years prior to that date. We had no outstanding borrowings under our credit facility at March 31, 2018. Our ability to borrow funds under the credit agreement from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At March 31, 2018, we were in compliance with all financial covenants. We believe the bank providing the credit facility is highly-rated and that the entire $75.0 million under the credit facility is currently available to us.

At March 31, 2018, we had a total of $78.9 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $4.2 million from December 31, 2017. The principal contributor to this increase was operating results.

Cash flows from operating activities of $10.4 million for the three months ended March 31, 2018 were primarily comprised of net income plus the net effect of non-cash expenses, increases to accrued income and other taxes partially offset by increases to accounts receivable. During the first three months of 2018, we expended $3.3 million for the addition of property and equipment, $25.5 million for the purchase of investments and $2.2 million for dividends. During the same period, maturities of investments generated $10.7 million in cash.

At March 31, 2018, we had working capital of $96.4 million, including $20.2 million in cash and cash equivalents and $34.8 million in short-term investments. The $9.2 million decrease in working capital during the first three months of 2018 was primarily related to decreases in short-term investments and increases in accrued income and other taxes. This decrease was partially offset by increases in accounts receivable. The net decrease in cash and short-term investments was primarily related to a shift in the investments mix to an increase in long-term investments. The increase in accounts receivable was primarily related to increased revenues for the first quarter of 2018 as compared to the fourth quarter of 2017. The increase in accrued income and other taxes is primarily related to accrued federal and state income taxes relating to operating results.

We believe that our $78.9 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the planned expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2018

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2018, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, our access to equity and debt financing, and the increase in cash, cash equivalents, and investments during the remainder of 2018. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2018, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2017 Form 10-K.

Item 4.
Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.
Risk Factors

There were no material changes to the risk factors disclosed in our 2017 Form 10-K.

Item 6.
Exhibits

Exhibit Number	Description
10.1	Atrion Corporation Short-Term Incentive Compensation Plan (As last amended on March 12, 2018)

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation (Registrant)

Date: May 9, 2018	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Date: May 9, 2018	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	Atrion Corporation Short-Term Incentive Compensation Plan (As last amended on March 12, 2018)

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document