Form 10-Q
period 2018-06-30
ATRION CORP
filed 2018-08-07
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ]
Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 25, 2018
Common stock, Par Value $0.10 per share	1,852,756

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenues	$38,847	$36,164	$78,248	$74,669
Cost of goods sold	19,624	18,470	40,074	38,344
Gross profit	19,223	17,694	38,174	36,325
Operating expenses:
Selling	2,045	1,864	4,064	3,612
General and administrative	4,309	4,287	8,537	8,304
Research and development	1,603	1,368	2,941	2,907
	7,957	7,519	15,542	14,823
Operating income	11,266	10,175	22,632	21,502

Interest and dividend income	411	370	742	519
Other investment income (losses)	(408)	--	(1,197)	1
	3	370	(455)	520

Income before provision for income taxes	11,269	10,545	22,177	22,022
Provision for income taxes	(2,472)	(519)	(4,892)	(2,046)

Net income	$8,797	$10,026	$17,285	$19,976

Net income per basic share	$4.75	$5.44	$9.33	$10.86
Weighted average basic shares outstanding	1,852	1,844	1,853	1,839

Net income per diluted share	$4.74	$5.40	$9.31	$10.76
Weighted average diluted shares outstanding	1,857	1,858	1,856	1,856

Dividends per common share	$1.20	$1.05	$2.40	$2.10

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Net Income	$8,797	$10,026	$17,285	$19,976

Other Comprehensive Income
Unrealized income on investments, net of tax expense of $204 and $36 in 2017	--	379	--	66

Comprehensive Income	$8,797	$10,405	$17,285	$20,042

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	June 30, 2018	December 31, 2017
	(in thousands)
Current assets:
Cash and cash equivalents	$36,063	$30,136
Short-term investments	24,176	35,468
Accounts receivable	18,269	17,076
Inventories	32,503	29,354
Prepaid expenses and other current assets	2,919	3,199
	113,930	115,233

Long-term investments	22,208	9,136

Property, plant and equipment	174,322	167,080
Less accumulated depreciation and amortization	104,750	100,711
	69,572	66,369

Other assets and deferred charges:
Patents	1,718	1,778
Goodwill	9,730	9,730
Other	1,624	1,534
	13,072	13,042

Total assets	$218,782	$203,780
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,738	$8,876
Accrued income and other taxes	593	746
	10,331	9,622

Line of credit	--	--

Other non-current liabilities	10,394	9,770

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized10,000 shares, issued 3,420 shares	342	342
Paid-in capital	49,635	48,730
Accumulated other comprehensive loss	--	(1,215)
Retained earnings	279,807	268,194
Treasury shares,1,567 at June 30, 2018 and 1,568 at December 31, 2017, at cost	(131,727)	(131,663)
Total stockholders’ equity	198,057	184,388

Total liabilities and stockholders’ equity	$218,782	$203,780

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$17,285	$19,976
Adjustments to reconcile net income tonet cash provided by operating activities:
Depreciation and amortization	4,455	4,223
Deferred income taxes	(235)	1,009
Stock-based compensation	917	903
Net change in unrealized gains and losses on investments	1,197	--
Net change in accrued interest, premiums, and discounts
on investments	(125)	(82)
Other	3	(2)
	23,497	26,027

Changes in operating assets and liabilities:
Accounts receivable	(1,193)	(2,524)
Inventories	(3,149)	(950)
Prepaid expenses	280	(2,841)
Other non-current assets	(90)	81
Accounts payable and accrued liabilities	862	(552)
Accrued income and other taxes	(153)	862
Other non-current liabilities	859	39
	20,913	20,142

Cash flows from investing activities:
Property, plant and equipment additions	(7,598)	(5,422)
Purchase of investments	(26,887)	(21,911)
Proceeds from maturities of investments	24,035	19,000
	(10,450)	(8,333)

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(90)	(7,735)
Dividends paid	(4,446)	(3,873)
	(4,536)	(11,608)

Net change in cash and cash equivalents	5,927	201
Cash and cash equivalents at beginning of period	30,136	20,022
Cash and cash equivalents at end of period	$36,063	$20,223

Cash paid for:
Income taxes	$5,592	$2,295

Non-cash financing activities:
Non-cash effect of stock option exercises	$--	$10,237

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Accumulated
					Additional	Other
	Shares				Paid-in	Comprehensive	Retained
	Outstanding	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balances, January 1, 2017	1,852	$342	1,568	$(131,663)	$48,730	$(1,215)	$268,194	$184,388

Net income							17,285	17,285
Reclass from adopting ASU 2016-01						1,215	(1,215)	--
Stock-based compensation transactions	1		(1)	26	905			931
Shares surrendered in stock transactions				(90)				(90)
Dividends							(4,457)	(4,457)
Balances, June 30, 2018	1,853	$342	1,567	$(131,727)	$49,635	$0	$279,807	$198,057

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

(2)
Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$14,267	$13,545
Work in process	7,837	6,647
Finished goods	10,399	9,162
Total inventories	$32,503	$29,354

(3)
Income per share

The following is the computation for basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income	$8,797	$10,026	$17,285	$19,976
Weighted average basic shares outstanding	1,852	1,844	1,853	1,839
Add: Effect of dilutive securities	5	14	3	17
Weighted average diluted shares outstanding	1,857	1,858	1,856	1,856
Earnings per share:
Basic	$4.75	$5.44	$9.33	$10.86
Diluted	$4.74	$5.40	$9.31	$10.76

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 1,200 and 1,027 shares of common stock for the quarters ended June 30, 2018 and 2017, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)
Investments

As of June 30, 2018, we held investments in certificates of deposit, commercial paper, bonds, mutual funds and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The certificates of deposit, commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheet. The equity securities and mutual funds are recorded at fair value in the accompanying consolidated balance sheet. These investments are considered Level 1 or Level 2 as detailed in the table below. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months. The fair values of these investments were estimated using recently executed transactions and market price quotations. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

	Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of June 30, 2018:
Short-term Investments
Certificates of deposit	2	2,021	$--	$(4)	$2,017
Commercial paper	2	10,977	$--	$(9)	$10,968
Bonds	2	11,178	$--	$(29)	$11,149

Long-term Investments
Bonds	2	18,781	$--	$(259)	$18,522
Mutual funds	1	485	$--	$(4)	$481
Equity investments	2	5,675	$--	$(2,729)	$2,946

As of December 31, 2017:
Short-term Investments
Certificates of deposit	2	4,020	$--	$(3)	$4,017
Commercial paper	2	31,220	$26	$(38)	$31,208
Bonds	2	6	$--	$--	$6
Mutual funds	1	219	$3	$--	$222

Long-term Investments
Bonds	2	5,000	$--	$(75)	$4,925
Equity investments	2	5,675	$--	$(1,539)	$4,136

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The above long-term bonds represent investments in various issuers at June 30, 2018. The unrealized losses for these investments relate to a rise in interest rates which resulted in a lower market price for those securities. Only one of these bond investments has been in a loss position for more than 12 months.

The certificate of deposit matures in 5.2 months. The commercial paper securities have maturities ranging from 0.2 months to 3.4 months. The bonds have maturities ranging from 0.4 months to 53.5 months.

(5)
Patents and Licenses

Purchased patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

June 30, 2018			December 31, 2017
Weighted Average Original Life (years)	GrossCarryingAmount	AccumulatedAmortization	Weighted Average Original Life (years)	GrossCarryingAmount	AccumulatedAmortization
15.67	$13,840	$12,122	15.67	$13,840	$12,062

Aggregate amortization expense for patents and licenses was $30,000 for the three months ended June 30, 2018 and 2017 and $60,000 and $92,000 for the six months ended June 30, 2018 and 2017, respectively.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2019	$119
2020	$119
2021	$119
2022	$117
2023	$113

(6)
Income Taxes

Income tax expense for the second quarter of 2018 was $2.5 million compared to income tax expense of $519,000 for the same period in the prior year. The effective tax rate for the second quarter of 2018 was 22 percent, compared with 5 percent for the second quarter of 2017. The Tax Cuts and Jobs Act, enacted in December 2017, reduced the corporate federal income tax rate in the United States from 35 percent to 21 percent effective for us on January 1, 2018. The Tax Cuts and Jobs Act also ended the domestic production activities deduction under Section 199 which previously helped lower our effective tax rate by 3 percentage points. The benefit we received from the lower tax rate under the Tax Cuts and Jobs Act was not as large as the excess tax benefits we received in the second quarter of 2017 of $3.0 million from the exercise of stock options together with the benefit from the Section 199 deduction.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We continue to assess the income tax effects of the Tax Cuts and Jobs Act and whether recorded amounts may be affected due to changes in our interpretations and assumptions, as well as regulatory guidance that may be issued.

(7)
Recent Accounting Pronouncements

Accounting Standards Update 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, also known as ASC 606. This new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it became effective for fiscal years beginning after December 15, 2017. We adopted the new standard on January 1, 2018, using the full retrospective method. Because accounting for revenue from contracts with customers did not materially change for us under the new standard as explained below, prior period consolidated financial statements did not require adjustment.

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

We believe that our medical device business will benefit in the long term from an aging world population along with an increase in life expectancy. In the near term however, demand for our products fluctuates based on our customer requirements which are driven in large part by their customers’ needs for medical care which does not always follow broad economic trends. This affects the nature, amount, timing and uncertainty of our revenue. Also, changes in the value of the United States dollar relative to foreign currencies could make our products more or less affordable and therefore affect our sales in international markets.

A summary of revenues by geographic area, based on shipping destination, for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$24,833	$24,079	$49,440	$47,184
Germany	2,291	1,919	4,962	4,956
Other countries less than 5% of revenues	11,723	10,166	23,846	22,529
Total	$38,847	$36,164	$78,248	$74,669

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of revenues by product line for the three and six months ended June 30, of 2018 and 2017 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fluid Delivery	$18,128	$15,630	$36,928	$33,636
Cardiovascular	13,003	12,222	26,213	23,686
Ophthalmology	2,852	3,762	5,637	7,435
Other	4,864	4,550	9,470	9,912
Total	$38,847	$36,164	$78,248	$74,669

More than ninety-eight percent of our total revenue in the periods presented herein is pursuant to shipments initiated by a purchase order, which under the new ASC 606 guidance is the contract with the customer. As a result, the vast majority of our revenue is recognized at a single point in time when the performance obligation of the product being shipped is satisfied, rather than recognized over time, and presented as a receivable on the balance sheet.

Our payment terms vary by the type and location of our customers and the products or services offered. The term between invoicing and when payment is due is thirty days in most cases. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

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

We do not make any material accruals for product returns and warranty obligations. Our manufactured products come with a standard warranty to be free from defect and, in the event of a defect, may be returned by the customer within a reasonable period of time. Historically, our returns have been unpredictable but very low due to our focus on quality control. A one-year warranty is provided with certain equipment sales but warranty claims and our accruals for these obligations have been minimal.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We expense sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling expense.

Atrion has contracts in place with customers for equipment leases, equipment financing, and equipment and other services. These contracts represent less than 4 percent of our total revenue in all periods presented herein. A portion of these contracts representing less than 3 percent of our revenues include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation which is capable of being distinct and accounted for as a separate performance obligation based on relative standalone selling prices. We generally determine standalone selling prices based on observable inputs, primarily the prices charged to customers. Lease revenues, including embedded leases under certain of these contracts, represent less than 1 percent of our total revenue in all periods presented herein.

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

We do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice. We believe that the complexity added to our disclosures by the inclusion of a large amount of insignificant detail in attempting to disclose information about immaterial contracts under ASC 606 would potentially obscure more useful and important information.

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

As a lessee, Atrion has only two leases for equipment used internally which we account for as operating leases. Upon adoption of ASC 842, we recorded a right-of-use asset and a lease liability for these leases as of January 1, 2018. The monthly expense of $2,025 for these operating leases, which are our only lessee arrangements, is immaterial and therefore all other lessee disclosures under ASC 842 have been omitted.

As a lessor, Atrion has agreements with certain customers for the rental of our equipment for use in hospitals. These arrangements include sales type leases, fixed monthly rentals and rental agreements containing a lease component (embedded lease) and non-lease components. Lease revenues from all of these agreements represented less than 1 percent of our total revenue in the first half of 2018 and in all of 2017.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fixed monthly rentals and embedded lease arrangements are accounted for as operating leases. Fixed monthly rentals provide for a flat fee each month. For our embedded lease agreements we have chosen under ASC 842 to continue to use a variable basis (based on consumables sold in the period) to allocate and recognize revenue as we have in prior periods because it most closely represents the way in which benefit of the asset is derived.

The lease assets from our sales type leases are recorded in our accounts receivables in the accompanying consolidated balance sheet, and as of June 30, 2018 the balance totaled $517,000. Our equipment being leased as operating leases to our customers is included in our Property Plant and Equipment on our balance sheet. As of June 30, 2018, the cost of this property and related accumulated depreciation was $8.0 million and $5.65 million, respectively. Due to the immaterial amount of revenue from our lessor activity, all other lessor disclosures under ASC 842 have been omitted.

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

In the second quarter of 2018 we recorded an unrealized loss on our equity investment of $412,000 as a result of a decline in the market value of this investment during the quarter. This brings the 2018 year-to-date loss on this investment to $1,190,000. This loss is reflected in other investment income (loss) in our income statement. This change in accounting is expected to create greater volatility in our investment income each quarter in the future.

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

Our strategy is to provide a broad selection of products in the areas of our expertise. We focus our research and development, or R&D, efforts on improving current products and developing highly-engineered products that meet customer needs and serve niche markets with meaningful sales potential. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce and payoff indebtedness, to fund capital expenditures, to repurchase stock and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

●
Focusing on customer needs;
●
Expanding existing product lines and developing new products;
●
Manufacturing products to exacting quality standards; and
●
Preserving and fostering a collaborative and entrepreneurial culture.

For the three months ended June 30, 2018, we reported revenues of $38.8 million, operating income of $11.3 million and net income of $8.8 million, up 7 percent, up 11 percent and down 12 percent, respectively, from the three months ended June 30, 2017. For the six months ended June 30, 2018, we reported revenues of $78.2 million, operating income of $22.6 million and net income of $17.3 million, up 5 percent, up 5 percent and down 14 percent, respectively, from the six months ended June 30, 2017. The decline in net income for both the three and six month periods ended June 30, 2018 were attributable to higher effective tax rates in the current year periods.

Results for the three months ended June 30, 2018
Consolidated net income totaled $8.8 million, or $4.75 per basic and $4.74 per diluted share, in the second quarter of 2018. This is compared with consolidated net income of $10.0 million, or $5.44 per basic and $5.40 per diluted share, in the second quarter of 2017. The income per basic share computations are based on weighted average basic shares outstanding of 1,852,000 in the 2018 period and 1,844,000 in the 2017 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,857,000 in the 2018 period and 1,858,000 in the 2017 period.

Consolidated revenues of $38.8 million for the second quarter of 2018 were 7 percent higher than revenues of $36.2 million for the second quarter of 2017. This increase was primarily attributable to increased volumes of our fluid delivery products.

Revenues by product line were as follows (in thousands):

	Three Months ended June 30,
	2018	2017

Fluid Delivery	$18,128	$15,630
Cardiovascular	13,003	12,222
Ophthalmology	2,852	3,762
Other	4,864	4,550
Total	$38,847	$36,164

Cost of goods sold of $19.6 million for the second quarter of 2018 was 6 percent higher than cost of goods sold of $18.5 million for the second quarter of 2017 primarily due to increased revenues partially offset by improved manufacturing efficiencies and the impact of continued cost improvement projects. Our cost of goods sold in the second quarter of 2018 was 50.5 percent of revenues compared with 51.1 percent of revenues in the second quarter of 2017.

Gross profit of $19.2 million in the second quarter of 2018 was $1.5 million, or 9 percent, higher than in the comparable 2017 period. Our gross profit percentage in the second quarter of 2018 was 49.5 percent of revenues compared with 48.9 percent of revenues in the second quarter of 2017. The increase in gross profit percentage in the 2018 period compared to the 2017 period was primarily related to improved manufacturing efficiencies and cost improvement projects mentioned above.

Our second quarter 2018 operating expenses of $8.0 million were $438,000 higher than the operating expenses for the second quarter of 2017. This increase was attributable to a $22,000 increase in General and Administrative, or G&A, expenses, a $181,000 increase in Selling expenses and a $235,000 increase in R&D expenses. The increase in G&A expenses for the second quarter of 2018 was principally attributable to increased outside services, increased travel and increased software costs partially offset by lower compensation and benefit costs. The increase in Selling expenses was principally attributable to increased outside services, trade shows and compensation. The increase in R&D expenses was primarily related to increased outside services and increased compensation partially offset by decreased supply costs.

Operating income in the second quarter of 2018 increased $1.1 million to $11.3 million, an 11 percent increase compared to our operating income in the quarter ended June 30, 2017. Operating income was 29 percent of revenues for the second quarter of 2018 as compared to 28 percent of revenues for the second quarter of 2017.

Interest and dividend income in the second quarter of 2018 was $411,000, compared with $370,000 for the same period in the prior year. Increased levels of investment and increased interest rates were the primary reasons for the increase.

Other investment loss in the second quarter of 2018 was $408,000. We adopted ASU 2016-01 as of January 1, 2018 (see Note 7). For the second quarter of 2018 we recorded an unrealized loss on an equity investment of $412,000 as a result of a decline in the market value of this investment during the quarter.

Income tax expense for the second quarter of 2018 was $2.5 million compared to income tax expense of $519,000 for the same period in the prior year. The effective tax rate for the second quarter of 2018 was 21.9 percent, compared with 4.9 percent for the second quarter of 2017. The Tax Cuts and Jobs Act, reduced the corporate federal income tax rate in the United States from 35 percent to 21 percent effective for us on January 1, 2018. Our effective tax rate for the second quarter of 2017 was favorably impacted by excess tax benefits of $3.0 million related to stock compensation together with the benefit from the Section 199 deductions. We expect the effective tax rate for the remainder of 2018 to be approximately 21.0 percent.

Results for the six months ended June 30, 2017

Consolidated net income totaled $17.3 million, or $9.33 per basic and $9.31 per diluted share, in the first six months of 2018. This is compared with consolidated net income of $20.0 million, or $10.86 per basic and $10.76 per diluted share, in the first six months of 2017. The income per basic share computations are based on weighted average basic shares outstanding of 1,853,000 in the 2018 period and 1,839,000 in the 2017 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,856,000 in both the 2018 and 2017 periods.

Consolidated revenues of $78.2 million for the first six months of 2018 were 5 percent higher than revenues of $74.7 million for the first six months of 2017. This increase was primarily attributable to increased volumes of our fluid delivery and cardiovascular products.

Revenues by product line were as follows (in thousands):

	Six Months ended June 30,
	2018	2017

Fluid Delivery	$36,928	$33,636
Cardiovascular	26,213	23,686
Ophthalmology	5,637	7,435
Other	9,470	9,912
Total	$78,248	$74,669

Cost of goods sold of $40.1 million for the first six months of 2018 was $1.7 million higher than in the comparable 2017 period. The primary contributor to the increase in our cost of goods sold was increased revenues in the first six months of 2018. Our cost of goods sold in the first six months of 2018 was 51.2 percent of revenues compared with 51.4 percent of revenues in the first six months of 2017.

Gross profit of $38.2 million in the first six months of 2018 was $1.8 million, or 5 percent, higher than in the comparable 2017 period. Our gross profit percentage in the first six months of 2018 was 48.8 percent of revenues compared with 48.6 percent of revenues in the first six months of 2017. The increase in gross profit percentage in the 2018 period compared to the 2017 period was primarily related to favorable manufacturing efficiencies in the first six months of 2018.

Operating expenses of $15.5 million for the first six months 2018 were $719,000 higher than the operating expenses for the first six months of 2017. This increase was comprised of a $233,000 increase in G&A, a $452,000 increase in Selling expenses expenses and a $34,000 increase in R&D expenses. The increase in G&A expenses for the first six months of 2018 was principally attributable to increased outside services, increased travel and increased software costs partially offset by decreased compensation and benefit costs. The increase in Selling expenses was primarily related to increased travel, increased promotion costs, increased outside services and increased compensation. The increase in R&D costs was primarily related to increased compensation and travel costs partially offset by decreased regulatory costs and reduced repairs.

Operating income in the first six months of 2018 increased $1.1 million to $22.6 million, a 5 percent increase from our operating income in the six months ended June 30, 2017. Operating income was 29 percent of revenues in both the first six months of 2018 and the first six months of 2017.

Interest and dividend income for the first six months of 2018 was $742,000, compared with $519,000 for the same period in the prior year. Increased levels of investment and increased interest rates were the primary reasons for the increase.

We adopted ASU 2016-01 as of January 1, 2018 (see Note 7). For the first six months of 2018 we recorded an unrealized loss on an equity investment of $1.2 million as a result of a decline in the market value of this investment during the 2018 period which was reflected as an Other investment loss on our income statement.

Income tax expense for the first six months of 2018 was $4.9 million compared to income tax expense of $2.0 million for the same period in the prior year. The effective tax rate for the first six months of 2018 was 22.1 percent, compared with 9.3 percent for the first six months of 2017. The effective tax rate for the first six months of 2017 was favorably impacted by a tax benefit of $5.3 million related to excess tax benefits from stock compensation together with the benefit from the Section 199 deductions.

Liquidity and Capital Resources
As of June 30, 2018, we had a $75.0 million revolving credit facility with a money center bank, entered into on February 28, 2017, pursuant to which the lender is obligated to make advances until February 28, 2022. The credit facility is secured by substantially all of our inventories, equipment and accounts receivable. We had no outstanding borrowings under our credit facility at June 30, 2018. Our ability to borrow funds under the credit agreement from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At June 30, 2018, we were in compliance with all financial covenants.

At June 30, 2018, we had a total of $82.5 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $7.7 million from December 31, 2017. The principal contributor to this increase was operating results.

Cash flows from operating activities of $20.9 million for the six months ended June 30, 2018 were primarily comprised of net income plus the net effect of non-cash expenses, increases to accounts payable and accrued liabilities partially offset by increases to accounts receivable and inventories. During the first six months of 2018, we expended $7.6 million for the addition of property and equipment, $26.9 million for the purchase of investments and $4.5 million for dividends. During the same period, maturities of investments generated $24.0 million in cash.

At June 30, 2018, we had working capital of $103.6 million, including $36.1 million in cash and cash equivalents and $24.2 million in short-term investments. The $2.0 million decrease in working capital during the first six months of 2018 was primarily related to decreases in short-term investments and increases in accounts payable and accrued liabilities. This decrease was partially offset by increases in cash and cash equivalents and inventories. The net decrease in cash and short-term investments was primarily related to a shift in the investments mix to an increase in long-term investments. The increase in inventories was primarily related to replenishment of inventories to levels required for operational effectiveness. The increase in accounts payable and accrued liabilities is primarily related to timing of payments for replenishment of inventories and operating expenditures.

We believe that our $82.5 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the planned expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2018

Forward-Looking Statements
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended June 30, 2018, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2017 Form 10-K.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in our 2017 Form 10-K.

Item 6.  Exhibits

Exhibit
Number	Description
10.1	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (As last amended on November 7, 2017)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation (Registrant)

Date: August 7, 2018	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Date: August 7, 2018	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit
Number	Description
10.1	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (As last amended on November 7, 2017)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document