Form 10-Q
period 2018-09-30
ATRION CORP
filed 2018-11-09
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ x ]
Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2018
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 25, 2018
Common stock, Par Value $0.10 per share	1,852,756

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenues	$39,274	$37,903	$117,522	$112,571
Cost of goods sold	21,275	19,498	61,349	57,841
Gross profit	17,999	18,405	56,173	54,730
Operating expenses:
Selling	2,105	1,691	6,169	5,303
General and administrative	3,933	4,086	12,470	12,390
Research and development	1,204	1,149	4,145	4,056
	7,242	6,926	22,784	21,749
Operating income	10,757	11,479	33,389	32,981

Interest and dividend income	439	287	1,157	806
Other investment income (losses)	21	--	(1,153)	--
Other income	20	--	20	1
	480	287	24	807

Income before provision for income taxes	11,237	11,766	33,413	33,788
Provision for income taxes	(2,016)	(3,795)	(6,907)	(5,841)

Net income	$9,221	$7,971	$26,506	$27,947

Net income per basic share	$4.98	$4.30	$14.30	$15.16
Weighted average basic shares outstanding	1,853	1,852	1,853	1,844

Net income per diluted share	$4.96	$4.29	$14.27	$15.06
Weighted average diluted shares outstanding	1,858	1,857	1,857	1,856

Dividends per common share	$1.35	$1.20	$3.75	$3.30

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Net Income	$9,221	$7,971	$26,506	$27,947

Other Comprehensive Income
Unrealized income on investments, net of tax expense of $23 and $58 in 2017	--	43	--	109

Comprehensive Income	$9,221	$8,014	$26,506	$28,056

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	September 30, 2018	December 31, 2017
	(in thousands)
Current assets:
Cash and cash equivalents	$50,031	$30,136
Short-term investments	15,465	35,468
Accounts receivable	20,766	17,076
Inventories	32,172	29,354
Prepaid expenses and other current assets	2,599	3,199
	121,033	115,233

Long-term investments	21,166	9,136

Property, plant and equipment	177,598	167,080
Less accumulated depreciation and amortization	105,151	100,711
	72,447	66,369

Other assets and deferred charges:
Patents	1,688	1,778
Goodwill	9,730	9,730
Other	1,679	1,534
	13,097	13,042

Total assets	$227,743	$203,780
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,116	$8,876
Accrued income and other taxes	871	746
	11,987	9,622

Line of credit	--	--

Other non-current liabilities	10,599	9,770

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized10,000 shares, issued 3,420 shares	342	342
Paid-in capital	50,022	48,730
Accumulated other comprehensive loss	--	(1,215)
Retained earnings	286,520	268,194
Treasury shares,1,567 at September 30, 2018 and 1,568 at December 31, 2017, at cost	(131,727)	(131,663)
Total stockholders’ equity	205,157	184,388

Total liabilities and stockholders’ equity	$227,743	$203,780

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$26,506	$27,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,702	6,458
Deferred income taxes	17	1,002
Stock-based compensation	1,297	1,240
Net change in unrealized gains and losses on investments	1,143	--
Net change in accrued interest, premiums, and discounts
on investments	(81)	(167)
Other	(17)	(2)
	35,567	36,478

Changes in operating assets and liabilities:
Accounts receivable	(3,690)	(2,419)
Inventories	(2,818)	(909)
Prepaid expenses	600	180
Other non-current assets	(145)	115
Accounts payable and accrued liabilities	2,240	1,719
Accrued income and other taxes	125	1,902
Other non-current liabilities	812	39
	32,691	37,105

Cash flows from investing activities:
Property, plant and equipment additions	(12,671)	(7,590)
Purchase of investments	(27,001)	(46,712)
Proceeds from maturities of investments	33,913	32,000
	(5,759)	(22,302)

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(90)	(7,735)
Dividends paid	(6,947)	(6,095)
	(7,037)	(13,830)

Net change in cash and cash equivalents	19,895	973
Cash and cash equivalents at beginning of period	30,136	20,022
Cash and cash equivalents at end of period	$50,031	$20,995

Cash paid for:
Income taxes	$2,027	$2,411

Non-cash financing activities:
Non-cash effect of stock option exercises	$--	$10,237

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, January 1, 2018	1,852	$342	1,568	$(131,663)	$48,730	$(1,215)	$268,194	$184,388

Net income							26,506	26,506
Reclass from adopting ASU 2016-01						1,215	(1,215)	--
Stock-based compensation transactions	1		(1)	26	1,292			1,318
Shares surrendered in stock transactions				(90)				(90)
Dividends							(6,965)	(6,965)
Balances, September 30, 2018	1,853	$342	1,567	$(131,727)	$50,022	$0	$286,520	$205,157

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

(2)
Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$14,697	$13,545
Work in process	7,500	6,647
Finished goods	9,975	9,162
Total inventories	$32,172	$29,354

(3)
Income per share

The following is the computation for basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income	$9,221	$7,971	$26,506	$27,947
Weighted average basic shares outstanding	1,853	1,852	1,853	1,844
Add: Effect of dilutive securities	5	5	4	12
Weighted average diluted shares outstanding	1,858	1,857	1,857	1,856
Earnings per share:
Basic	$4.98	$4.30	$14.30	$15.16
Diluted	$4.96	$4.29	$14.27	$15.06

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 447 shares of common stock for the quarter ended September 30, 2017, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)
Investments

As of September 30, 2018, we held investments in certificates of deposit, commercial paper, bonds, mutual funds and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The certificates of deposit, commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheet. The equity securities and mutual funds are recorded at fair value in the accompanying consolidated balance sheet. These investments are considered Level 1 or Level 2 as detailed in the table below. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months. The fair values of these investments were estimated using recently executed transactions and market price quotations. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

	Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of September 30, 2018:
Short-term Investments
Certificates of deposit	2	2,032	$--	$(2)	$2,030
Commercial paper	2	1,999	$--	$(1)	$1,998
Bonds	2	11,434	$--	$(24)	$11,410

Long-term Investments
Bonds	2	17,571	$--	$(279)	$17,292
Mutual funds	1	599	$29	$--	$628
Equity investments	2	5,675	$--	$(2,708)	$2,967

As of December 31, 2017:
Short-term Investments
Certificates of deposit	2	4,020	$--	$(3)	$4,017
Commercial paper	2	31,220	$26	$(38)	$31,208
Bonds	2	6	$--	$--	$6
Mutual funds	1	219	$3	$--	$222

Long-term Investments
Bonds	2	5,000	$--	$(75)	$4,925
Equity investments	2	5,675	$--	$(1,539)	$4,136

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The above long-term bonds represent investments in various issuers at September 30, 2018. The unrealized losses for these investments relate to a rise in interest rates which resulted in a lower market price for those securities. Only one of these bond investments has been in a loss position for more than 12 months.

The certificate of deposit matures in 2.2 months. The commercial paper securities will mature in 0.2 month. The bonds have maturities ranging from 0.8 month to 49.5 months.

(5)
Patents and Licenses

Purchased patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

September 30, 2018			December 31, 2017
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,152	15.67	$13,840	$12,062

Aggregate amortization expense for patents and licenses was $30,000 for the three months ended September 30, 2018 and 2017 and $90,000 and $121,000 for the nine months ended September 30, 2018 and 2017, respectively.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2019	$119
2020	$119
2021	$119
2022	$117
2023	$113

(6)
Income Taxes

Income tax expense for the third quarter of 2018 was $2.0 million compared to income tax expense of $3.8 million for the same period in the prior year. The effective tax rate for the third quarter of 2018 was 18 percent, compared with 32 percent for the third quarter of 2017. The Tax Cuts and Jobs Act, enacted in December 2017, reduced the corporate federal income tax rate in the United States from 35 percent to 21 percent effective for us on January 1, 2018. The Tax Cuts and Jobs Act also ended the domestic production activities deduction under Section 199 which previously helped lower our effective tax rate by three percentage points in the third quarter of 2017.

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

A summary of revenues by geographic area, based on shipping destination, for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$23,979	$24,200	$73,419	$71,384
Germany	1,675	2,033	6,637	6,989
Other countries less than 5% of revenues	13,620	11,670	37,466	34,198
Total	$39,274	$37,903	$117,522	$112,571

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of revenues by product line for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fluid Delivery	$17,106	$16,083	$54,033	$49,718
Cardiovascular	13,292	12,837	39,505	36,523
Ophthalmology	2,768	3,595	8,405	11,030
Other	6,108	5,388	15,579	15,300
Total	$39,274	$37,903	$117,522	$112,571

More than 98 percent of our total revenue in the periods presented herein is pursuant to shipments initiated by a purchase order, which under the new ASC 606 guidance is the contract with the customer. As a result, the vast majority of our revenue is recognized at a single point in time when the performance obligation of the product being shipped is satisfied, rather than recognized over time, and presented as a receivable on the balance sheet.

Our payment terms vary by the type and location of our customers and the products or services offered. The term between invoicing and when payment is due is 30 days in most cases. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

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

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Atrion has contracts in place with customers for equipment leases, equipment financing, and equipment and other services. These contracts represent less than four percent of our total revenue in all periods presented herein. A portion of these contracts representing less than two percent of our revenues include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation which is capable of being distinct and accounted for as a separate performance obligation based on relative standalone selling prices. We generally determine standalone selling prices based on observable inputs, primarily the prices charged to customers. Lease revenues, including embedded leases under certain of these contracts, represent less than one percent of our total revenue in all periods presented herein.

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

We do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount which we have the right to invoice. We believe that the complexity added to our disclosures by the inclusion of a large amount of insignificant detail in attempting to disclose information about immaterial contracts under ASC 606 would potentially obscure more useful and important information.

ASU 2016-02, Leases

On February 25, 2016 the FASB issued ASU 2016-02, Leases (ASC 842).  The main objective of this new standard is to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The new leasing standard requires lessees to recognize a right of use asset and lease liability on the balance sheet. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard (ASC 606).  We elected to early adopt this new standard as of January 1, 2018, using the modified retrospective approach as required.

As a lessee, we have only two leases for equipment used internally which we account for as operating leases. Upon adoption of ASC 842, we recorded a right-of-use asset and a lease liability for these leases as of January 1, 2018. The monthly expense of $2,025 for these operating leases, which are our only lessee arrangements, is immaterial and therefore all other lessee disclosures under ASC 842 have been omitted.

As a lessor, Atrion has agreements with certain customers for the rental of our equipment for use in hospitals. These arrangements include sales type leases, fixed monthly rentals and agreements containing a lease component (embedded lease) and non-lease components. Lease revenues from all of these agreements represented less than one percent of our total revenue in the first nine months of 2018 and in all of 2017.

The fixed monthly equipment rentals are accounted for as operating leases under ASC 842. Fixed monthly rentals provide for a flat rental fee each month.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Beginning the third quarter of 2018, the agreements containing an embedded lease component and non-lease components (formerly accounted for as operating leases) are now accounted for under ASC 606, as allowed by the practical expedient under ASU 2018-11 - Leases: Targeted Improvements, issued in July of 2018.

The practical expedient provided for in ASU 2018-11 allows lessors to combine lease and non-lease components into a single performance obligation. If the non-lease components are the predominant component of the combined contract, ASU 2018-11 also allows for these agreements to be accounted for under ASC 606 rather than as leases under ASC 842. We have elected to implement ASU 2018-11 on a prospective basis beginning with the third quarter of 2018.

The lease assets from our sales type leases are recorded in our accounts receivables in the accompanying consolidated balance sheet, and as of September 30, 2018 the balance totaled $499,000.

Our equipment treated as leases under ASC 842 is included in our Property Plant and Equipment on our balance sheet. As a result of our adoption of ASU 2018-11, the cost of the assets and associated depreciation that remain under lease agreements is immaterial. Due to the immaterial amount of revenue from our lessor activity, all other lessor disclosures under ASC 842 have been omitted.

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

In the third quarter of 2018 we recorded an unrealized gain on our equity investment of $21,000 as a result of an increase in the market value of this investment during the quarter. This brings the 2018 year-to-date loss on this investment to $1,169,000. This gain and year-to-date loss are reflected in other investment income (loss) in our income statement. This change in accounting is expected to create greater volatility in our investment income each quarter in the future.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ASU 2017-08, Receivables – Non-refundable Fees and Other Costs (Subtopic 310-20).

In March 2017, the FASB issued ASU 2017-08, Receivables – Non-refundable Fees and Other Costs (Subtopic 310-20). The main objective of this update is to shorten the period of amortization of the premium on certain callable debt securities to the earliest call date. However, the update does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The update is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. We elected to early adopt this update as of January 1, 2018. None of our investments in 2017 had any premium paid, so no adjustments were needed for prior-period activity. We do not believe the adoption of this standard will have a material impact on our Financial Statements in 2018 or future periods.

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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular and ophthalmology markets. Our other medical and non-medical products include instrumentation and disposables used in dialysis and valves and inflation devices used in marine and aviation safety products.

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

For the three months ended September 30, 2018, we reported revenues of $39.3 million, operating income of $10.8 million and net income of $9.2 million, up 4 percent, down 6 percent and up 16 percent, respectively, from the three months ended September 30, 2017. For the nine months ended September 30, 2018, we reported revenues of $117.5 million, operating income of $33.4 million and net income of $26.5 million, up 4 percent, up 1 percent and down 5 percent, respectively, from the nine months ended September 30, 2017. The decline in net income for the nine month period ended September 30, 2018 was attributable to higher effective tax rates in the current year-to-date period.

Results for the three months ended September 30, 2018
Consolidated net income totaled $9.2 million, or $4.98 per basic and $4.96 per diluted share, in the third quarter of 2018. This is compared with consolidated net income of $8.0 million, or $4.30 per basic and $4.29 per diluted share, in the third quarter of 2017. The income per basic share computations are based on weighted average basic shares outstanding of 1,853,000 in the 2018 period and 1,852,000 in the 2017 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,858,000 in the 2018 period and 1,857,000 in the 2017 period.

Consolidated revenues of $39.3 million for the third quarter of 2018 were 4 percent higher than revenues of $37.9 million for the third quarter of 2017. This increase was primarily attributable to increased volumes of our fluid delivery, cardiovascular products and other products partially offset by decreased ophthalmology revenue. We expect to continue experiencing decreasing ophthalmology revenue until the end of the first quarter of 2019 as we wind down certain products with contract and intellectual property expirations.

Revenues by product line were as follows (in thousands):

	Three Months ended September 30,
	2018	2017

Fluid Delivery	$17,106	$16,083
Cardiovascular	13,292	12,837
Ophthalmology	2,768	3,595
Other	6,108	5,388
Total	$39,274	$37,903

Cost of goods sold of $21.3 million for the third quarter of 2018 was nine percent higher than cost of goods sold of $19.5 million for the third quarter of 2017 primarily due to increased revenues and increased manufacturing costs partially offset by improved manufacturing efficiencies and the impact of continued cost improvement projects. Our cost of goods sold in the third quarter of 2018 was 54.2 percent of revenues compared with 51.4 percent of revenues in the third quarter of 2017.

Gross profit of $18.0 million in the third quarter of 2018 was $406,000, or two percent, lower than in the comparable 2017 period. Our gross profit percentage in the third quarter of 2018 was 45.8 percent of revenues compared with 48.6 percent of revenues in the third quarter of 2017. The decrease in gross profit percentage in the 2018 period compared to the 2017 period was primarily related to an unfavorable product sales mix partially offset by improved manufacturing efficiencies and cost improvement projects mentioned above.

Our third quarter 2018 operating expenses of $7.2 million were $316,000 higher than the operating expenses for the third quarter of 2017. This increase was attributable to a $153,000 decrease in General and Administrative, or G&A, expenses, a $414,000 increase in Selling expenses and a $55,000 increase in R&D expenses. The decrease in G&A expenses for the third quarter of 2018 was principally attributable to lower compensation and benefit costs partially offset by increased outside services and increased software costs. The increase in Selling expenses was principally attributable to increased outside services, trade shows, compensation, travel and commissions. The increase in R&D expenses was primarily related to increased outside services, increased travel, increased regulatory costs and increased compensation partially offset by decreased supply costs.

Operating income in the third quarter of 2018 decreased $722,000 to $10.8 million, a six percent decrease compared to our operating income in the quarter ended September 30, 2017. Operating income was 27 percent of revenues for the third quarter of 2018 as compared to 30 percent of revenues for the third quarter of 2017.

Interest and dividend income in the third quarter of 2018 was $439,000, compared with $287,000 for the same period in the prior year. Increased levels of investment and increased interest rates were the primary reasons for the increase.

Income tax expense for the third quarter of 2018 was $2.0 million compared to income tax expense of $3.8 million for the same period in the prior year. The effective tax rate for the third quarter of 2018 was 18 percent, compared with 32 percent for the third quarter of 2017. The Tax Cuts and Jobs Act, reduced the corporate federal income tax rate in the United States from 35 percent to 21 percent effective for us on January 1, 2018. We expect the effective tax rate for the remainder of 2018 to be approximately 21.0 percent.

Results for the nine months ended September 30, 2018

Consolidated net income totaled $26.5 million, or $14.30 per basic and $14.27 per diluted share, in the first nine months of 2018. This is compared with consolidated net income of $27.9 million, or $15.16 per basic and $15.06 per diluted share, in the first nine months of 2017. The income per basic share computations are based on weighted average basic shares outstanding of 1,853,000 in the 2018 period and 1,844,000 in the 2017 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,857,000 in the 2018 period and 1,856,000 in the 2017 period.

Consolidated revenues of $117.5 million for the first nine months of 2018 were four percent higher than revenues of $112.6 million for the first nine months of 2017. This increase was primarily attributable to increased volumes of our fluid delivery and cardiovascular products partially offset by reduced ophthalmology revenue.

Revenues by product line were as follows (in thousands):

	Nine Months ended September 30,
	2018	2017

Fluid Delivery	$54,033	$49,718
Cardiovascular	39,505	36,523
Ophthalmology	8,405	11,030
Other	15,579	15,300
Total	$117,522	$112,571

Cost of goods sold of $61.3 million for the first nine months of 2018 was $3.5 million higher than in the comparable 2017 period. The primary contributor to the increase in our cost of goods sold was increased revenues in the first nine months of 2018. Our cost of goods sold in the first nine months of 2018 was 52.2 percent of revenues compared with 51.4 percent of revenues in the first nine months of 2017.

Gross profit of $56.2 million in the first nine months of 2018 was $1.4 million, or three percent, higher than in the comparable 2017 period. Our gross profit percentage in the first nine months of 2018 was 47.8 percent of revenues compared with 48.6 percent of revenues in the first nine months of 2017. The decrease in gross profit percentage in the 2018 period compared to the 2017 period was primarily related to an unfavorable product sales mix partially offset by favorable manufacturing efficiencies in the first nine months of 2018.

Operating expenses of $22.8 million for the first nine months 2018 were $1.0 million higher than the operating expenses for the first nine months of 2017. This increase was comprised of an $80,000 increase in G&A, an $866,000 increase in Selling expenses and an $89,000 increase in R&D expenses. The increase in G&A expenses for the first nine months of 2018 was principally attributable to increased outside services, increased travel and increased software costs partially offset by decreased compensation and benefit costs. The increase in Selling expenses was primarily related to increased travel, increased promotion costs, increased outside services and increased compensation. The increase in R&D costs was primarily related to increased compensation, increased outside services and increased travel costs partially offset by decreased supply costs and reduced repairs.

Operating income in the first nine months of 2018 increased $408,000 to $33.4 million, a one percent increase from our operating income in the nine months ended September 30, 2017. Operating income was 28 percent of revenues in the first nine months of 2018 and 29 percent of revenues in the first nine months of 2017.

Interest and dividend income for the first nine months of 2018 was $1.2 million, compared with $806,000 for the same period in the prior year. Increased levels of investment and increased interest rates were the primary reasons for the increase.

We adopted ASU 2016-01 as of January 1, 2018 (see Note 7). For the first nine months of 2018 we recorded an unrealized loss on an equity investment of $1.2 million as a result of a decline in the market value of this investment during the 2018 period which was reflected as an Other investment income (losses) on our income statement.

Income tax expense for the first nine months of 2018 was $6.9 million compared to income tax expense of $5.8 million for the same period in the prior year. The effective tax rate for the first nine months of 2018 was 21 percent, compared with 17 percent for the first nine months of 2017. The effective tax rate for the first nine months of 2017 was favorably impacted by a tax benefit of $5.3 million related to excess tax benefits from stock compensation together with the benefit from Section 199 deductions.

Liquidity and Capital Resources
As of September 30, 2018, we had a $75.0 million revolving credit facility with a money center bank, entered into on February 28, 2017, pursuant to which the lender is obligated to make advances until February 28, 2022. The credit facility is secured by substantially all of our inventories, equipment and accounts receivable. We had no outstanding borrowings under our credit facility at September 30, 2018. Our ability to borrow funds under the credit agreement from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At September 30, 2018, we were in compliance with all financial covenants.

At September 30, 2018, we had a total of $86.7 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $11.9 million from December 31, 2017. The principal contributor to this increase was operating results.

Cash flows from operating activities of $32.7 million for the nine months ended September 30, 2018 were primarily comprised of net income plus the net effect of non-cash expenses, increases to accounts payable and accrued liabilities partially offset by increases to accounts receivable and inventories.

During the first nine months of 2018, we expended $12.7 million for the addition of property and equipment, $27.0 million for the purchase of investments and $6.9 million for dividends. During the same period, maturities of investments generated $33.9 million in cash.

At September 30, 2018, we had working capital of $109.0 million, including $50.0 million in cash and cash equivalents and $15.5 million in short-term investments. The $3.4 million increase in working capital during the first nine months of 2018 was primarily related to increases in cash and cash equivalents, accounts receivable and inventories. This increase was partially offset by decreases in short-term investments and increases in accounts payable and accrued liabilities. The increase in cash was offset by the decrease in short-term investments. The increase in receivables was primarily related to the increase in revenues in the third quarter of 2018 as compared to the fourth quarter of 2017. The increase in inventories was primarily related to replenishment of inventories to levels required for operational effectiveness. The increase in accounts payable and accrued liabilities is primarily related to timing of payments for replenishment of inventories and operating expenditures.

We believe that our $86.7 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the planned expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2018

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2018, ophthalmology revenue until the end of the first quarter of 2019, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, our access to equity and debt financing, and the increase in cash, cash equivalents, and investments during the remainder of 2018. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended September 30, 2018, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2017 Form 10-K.

Item 4.   Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Atrion Corporation (Registrant)

Date: November 9, 2018	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Date: November 9, 2018	By:	/s/ Jeffery Strickland
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