Form 10-K
period 2018-12-31
ATRION CORP
filed 2019-02-26
CIK 701288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of, June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $859,267,472 based on the $599.40 closing price reported for such date on the NASDAQ Global Select Market.

Number of shares of Common Stock outstanding at February 15, 2019: 1,852,756

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the Company's definitive proxy statement relating to the 2019 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2018
________

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

ITEM 1.
BUSINESS.

General

Atrion Corporation and its subsidiaries (”we,” “our,” “us,” “Atrion,” or the “Company”) develop and manufacture products, primarily for medical applications. Our medical products are used in a number of fields including fluid delivery, cardiovascular and ophthalmic applications.

Our fluid delivery products accounted for 46 percent of net revenues for 2018, 44 percent of net revenues for 2017 and 42 percent of net revenues for 2016. We have developed a wide variety of proprietary valves designed to precisely fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, intravenous, catheter and other applications in fields such as anesthesia and oncology. We make products that deliver fluids as well as promote infection control in hospital and home healthcare environments.

Our cardiovascular products accounted for 33 percent of net revenues for each of 2018, 2017 and 2016. At the core of our cardiovascular products is the MPS2® Myocardial Protection System, or MPS2, a proprietary technology that is the only system used in open-heart surgery that delivers to the heart essential fluids and medications, mixes critical drugs and controls temperature, pressure and other variables. This system indicates improved outcomes offering an integrated, flexible set of choices during surgery without diluting the blood. We also develop and manufacture other cardiovascular products such as cardiac surgery vacuum relief valves; silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; as well as products used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

Our ophthalmic products accounted for 7 percent, 9 percent and 11 percent of our net revenues for 2018, 2017 and 2016, respectively. We are a leading manufacturer of specialized medical devices that disinfect contact lenses. We also manufacture a proprietary line of balloon catheters used in the treatment of nasolacrimal duct obstruction in children and adults.

Our other medical and non-medical products accounted for 14 percent of our net revenues for each of 2018, 2017 and 2016. One of these product lines consists of instrumentation and associated disposables used to measure the activated clotting time of blood. In addition, we manufacture and sell a line of products designed for safe needle and scalpel blade containment. We are also the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture components used in inflatable survival products and structures. We also produce one-way and two-way pressure relief valves that protect sensitive electronics and other products during transport in other medical and non-medical applications.

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

Our medical device operations are EN ISO13485:2016 certified and are subject to FDA jurisdiction. Our non-medical device operations are ISO9001-2008 certified.

Research and Development

A well-targeted research and development, or R&D, program is an essential part of our activities, and we are currently engaged in a number of R&D projects. The objective of this program is to develop new products in our current product lines, improve current products and develop new product lines. The Company expects to continue additional R&D in 2019 in all these fields.

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

We contract with various suppliers to provide the component parts necessary to assemble our products. Substantially all of these components are available from a number of different suppliers, although certain components are purchased from single sources that manufacture these components using our tooling. We believe that we have satisfactory alternative sources for single-sourced components, although a sudden disruption in supply from one or more of these suppliers could adversely affect our ability to deliver finished products on time. We own the molds used for production of substantially all our components. Consequently, in the event of supply disruption, we should be able to fabricate our own components or contract with another supplier, albeit after a possible delay in the production process.

Patents and License Agreements

Our commercial success is dependent, in part, on our ability to continue developing patentable products, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. We currently have 530 active patents and patent applications pending on products that are either being sold or are in development. We pay royalties to an outside party for one patent. All of these patents and patents pending relate to products currently being sold by us or to products in evaluation stages. Our patents expire at various times over the next 20 years.

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

Government Regulation

Products

The manufacture and sale of medical products are subject to comprehensive regulation by numerous United States and foreign regulatory agencies, principally the FDA in the United States. The R&D, manufacturing, promotion, marketing and distribution of medical products in the United States are subject to the provisions of the Federal Food, Drug and Cosmetic Act, or FDCA, and the regulations promulgated thereunder. All manufacturers of medical devices must register with the FDA and list all medical devices manufactured by them. The list must be updated annually. Our medical products subsidiaries and certain of our customers are subject to inspection by the FDA for compliance with such regulations and procedures and our medical products manufacturing facilities are subject to regulation by the FDA. In order for our products to be marketed in countries outside the United States, regulatory approvals must be obtained, and extensive product and quality system regulations must be complied with, in those countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary significantly from country to country. Some countries have regulatory review processes which are substantially longer than similar processes in the United States. Failure to obtain regulatory approval in a timely manner and to meet all local requirements including language and specific safety standards in any foreign country in which we would like for our products to be marketed could prevent our products from being marketed in those countries.

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

The FDA promulgates rules, which are available to the public, for the approval of medical devices. The process of obtaining FDA approval for new devices can take several months to several years depending on the type of application required for a particular device. Furthermore, the process of obtaining FDA approval can be expensive and uncertain. Even if granted, FDA approval may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly regulates the promotion of approved medical devices. Product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. In addition, after a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include establishment registration and device listing with the FDA; compliance with medical device reporting regulations requiring that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and compliance with corrections and removal reporting regulations requiring that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health. The FDA and the Federal Trade Commission, or FTC, also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that scientific data substantiates the claims and that our advertising is not false or misleading. Generally, we may not promote or advertise our products for uses outside the scope of our intended use statement in our clearances or make unsupported safety and effectiveness claims. Many jurisdictions outside the United States have similar regulations.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) were enacted. The Affordable Care Act made changes that have had a significant impact on healthcare providers, medical device and pharmaceutical companies and insurers.  To generate revenues to fund the expansion of healthcare coverage, the Affordable Care Act has a number of provisions, including a 2.3 percent excise tax on the sale in the United States of certain medical devices by the manufacturer, producer or importer effective after December 31, 2012. The Consolidated Appropriations Act, 2016, signed into law on December 18, 2015 included a two-year moratorium on collection of the medical device tax, beginning January 1, 2016 and ending on December 31, 2017.  As part of stopgap spending legislation signed into law by President Trump on January 22, 2018, the imposition of the medical device excise tax was delayed for an additional two years until January 1, 2020. The Affordable Care Act also established  a payment transparency program, sometimes referred to as the Physician Payments Sunshine Act, that requires medical device and drug manufacturers, including the Company, to report to the Centers for Medicare & Medicaid Services, or CMS, payments or other transfers of value made to physicians and teaching hospitals. The program is intended to provide patients with enhanced transparency as to the financial relationships that physicians and teaching hospitals have with medical device and drug manufacturers. On January 20, 2017, President Trump signed an Executive Order directing federal agencies to exercise all authority and discretion available to them under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. There have also been judicial and congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump Administration to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. The Tax Cuts and Jobs Act of 2017, or Tax Act, which was enacted on December 22, 2017, reduced the Affordable Care Act's shared-responsibility payment to zero, effective January 1, 2019.  Following the enactment of the Tax Act, on December 14, 2018 in a case in the United States District Court for the Northern District of Texas, a federal judge ruled that the individual mandate imposed by the Affordable Care Act is unconstitutional and inseverable from the other provisions of the Affordable Care Act and, therefore, the remaining provisions of the Affordable Care Act are invalid.  Although the Trump Administration and CMS have indicated that this ruling will have no immediate effect, we cannot presently determine how this case, as well as other actions to repeal or replace the Affordable Care Act, will affect our business. Even while the impact of that case is unclear, the Trump Administration is likely to continue shaping the law significantly through regulations that may impact the health insurance marketplaces, essential health benefits requirements, and Medicaid/marketplace waivers for state flexibilities. Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would adversely affect our business, financial condition, and results of operations. Further, we anticipate that state legislatures and the private sector will continue to review and assess healthcare reform, including alternative healthcare delivery and payment systems. We cannot predict with certainty what impact the adoption or modification of any such reform measures or market forces may have on our business.

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

People

At January 31, 2019, we had 570 employees. We are proud that many of our employees have tenures with us ranging from 10 to 40 years.

Available Information

Our website address is www.atrioncorp.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, and amendments to these filings, as soon as reasonably practicable after filing with or furnished to the Securities and Exchange Commission, or SEC. These filings are also available at www.sec.gov. The contents of these websites are not incorporated in this Form 10-K, and any references to our website are intended to be inactive textual references only.

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
The loss of a key supplier could force us to purchase raw materials in the open market, which may be at higher prices, until we could secure another source and such higher prices may not allow us to remain competitive. If we are unable to obtain raw materials in sufficient quantities, we may not be able to manufacture our products. Even if we were able to replace one of our raw material suppliers through another supply arrangement, there is no assurance that the terms that we enter into with such alternate supplier will be as favorable to us as the supply arrangements that we currently have or that such replacement could be timely completed. A disruption or termination in the supply of raw materials could result in our inability to meet the demand for our products, which could adversely affect our revenue generation and result in customer dissatisfaction.

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
Our success depends upon the quality and reliability of our products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving our products and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. Although we have one quality system that covers the lifecycle of our products, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in adverse inspection reports, warning letters, product recalls, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity or a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, we have made and continue to make significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues and costs associated there with may restrict us from being able to realize the expected returns from these investments and may adversely affect our results of operations and our financial condition.

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

●
New lines of business or new or enhanced products and services may subject us to additional risks.
We may implement new lines of business or offer new or enhanced products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business or new or enhanced products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and new or enhanced products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new or enhanced product or service. Furthermore, any new line of business or new or enhanced product or service could have a significant impact on the effectiveness of our system of internal control. Failure to successfully manage these risks in the development and implementation of new lines of business or new or enhanced products or services could have a material adverse effect on our business, results of operations and financial condition.

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

●
Any major disruption or failure of our information technology systems, or our failure to successfully implement new technology effectively, could adversely affect our business and operations.
We rely on various information technology systems to manage our operations. Over the last several years, we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality For example, over the next several years, we plan to continue the process of implementing a new enterprise resource planning system across our company. These activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new or upgraded systems or of integrating new or upgraded systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new or upgraded technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

●
We face cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
We utilize systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including personal information. As evidenced by the numerous companies that have suffered serious data security breaches, we may be vulnerable to, and unable to anticipate or detect, data security breaches and data loss, including rapidly evolving and increasingly sophisticated cybersecurity attacks. In addition, data security breaches can also occur as a result of a breach by us or our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition to our own databases, we use third-party service providers to store, process and transmit confidential or sensitive information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a data security breach will not occur in the future either at their location or within their systems. A data security breach may expose us to a risk of loss or misuse of this information, and could result in significant costs to us, which may include, among others, fines and penalties, potential liabilities from governmental or third-party investigations, proceedings or litigation and diversion of management attention. We could also experience delays or interruptions in our ability to function in the normal course of business, including delays in the fulfillment of customer orders or disruptions in the manufacture and shipment of products. In addition, actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. In the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and state laws relating to privacy and data security. Several foreign countries and governmental bodies, including the European Union, also have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and, in some jurisdictions, internet protocol addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the European Union, the General Data Protection Regulation, which became effective in May 2018 and replaced the 1995 European Union Data Protection Directive and superseded applicable European Union member state legislation, imposes significant new requirements on how companies collect, process and transfer personal data, as well as significant fines for noncompliance. Any failure or perceived failure by us to comply with laws, regulations, policies or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

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

●
Changes in healthcare legislation and policy may have a material adverse effect on our financial condition and results of operations.
A number of legislative initiatives to contain healthcare costs have been and continue to be introduced in the United States. In March 2010, the Affordable Care Act was enacted, which made changes that have impacted and are expected to significantly impact the pharmaceutical and medical device industries. Among other things the Affordable Care Act contains a number of provisions designed to generate the revenues necessary to fund health insurance coverage expansions. The Affordable Care Act also implemented a number of Medicare payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models, and appropriated funding for comparative effectiveness research. The taxes imposed by the Affordable Care Act and the expansion in the government’s role in the United States healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and reduced medical procedure volumes, all of which may have a material adverse impact on our business, financial condition, results of operations, or cash flows. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump Administration to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year, which will remain in effect through 2027 unless additional Congressional action is taken. It is unclear what impact new quality and payment programs may have on our business, financial condition, results of operations or cash flows. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, and discounts, and require marketing cost disclosure and transparency measures. We believe that additional state and federal health care reform measures will be adopted in the future that could have a material adverse effect on our industry generally and on our customers. Any changes in, or uncertainty with respect to, future reimbursement rates could impact our customers’ demand for our products, which in turn could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, the federal, state and local governments, Medicare, Medicaid, managed care organizations, and foreign governments have in the past considered, are currently considering, and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. Future significant changes in the healthcare systems in the United States or other countries, including changes intended to reduce expenditures along with uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other healthcare policies, including policies stemming from legislation or regulations affecting our business, may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on our customers’ purchasing decisions.

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

●
economic or political problems that disrupt foreign healthcare payment systems or businesses;
●
the imposition of governmental controls;
●
less favorable intellectual property or other applicable laws;
●
protectionist laws and business practices that favor local competitors;
●
the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;
●
changes in trade policies, tariffs and tax laws;
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
●
ability to control our costs;

●
Our stock price has been and may continue to be volatile.
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
our stock repurchase program;
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

●
The enactment of tax reform legislation could materially impact our financial position and results of operations.
Legislation or other changes in tax laws could materially affect our financial position and results of operation. For example, the Tax Act was enacted in the United States on December 22, 2017. Among other changes, the Tax Act reduces the United States corporate statutory tax rate and eliminates, limits or adds certain deductions. Further, the Tax Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and could be subject to amendments and technical corrections, any of which could lessen or increase the impact of the Tax Act. The tax and accounting treatment of the changes under the Tax Act are complex, and some of the changes as well as other tax reform legislation may affect both current and future periods. In the ordinary course of our business, there are many transactions and calculations where tax determinations may be uncertain. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge, which could result in additional taxation, penalties and interest payments.

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

ITEM 4.
MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Company

Name	Age	Title
Emile A Battat	80	Chairman of the Board of the Company and Chairman of the Board of Halkey-Roberts Corporation, or Halkey-Roberts, one of our subsidiaries

David A. Battat	49	President and Chief Executive Officer of the Company, President of Halkey-Roberts and Chairman of the Board of all other subsidiaries

Jeffery Strickland	60	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Messrs. David Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. Emile Battat currently serves as an officer of the Company. The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. The next meetings of the stockholders of the Company and our subsidiaries are expected to be held in May 2019 and the Boards of Directors of the Company and our subsidiaries are expected to meet promptly thereafter. Accordingly, the terms of office of the current officers of the Company and our subsidiaries are anticipated to expire in May 2019.

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

PART II

ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market (Symbol ATRI). As of February 13, 2019, we had 115 record holders, and 6,100 beneficial owners, of our common stock. We are currently paying quarterly cash dividends on our common stock and expect to continue paying quarterly cash dividends in the future.

During the year ended December 31, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933 and during the fourth quarter of 2018 we did not purchase any of our common stock.

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

ITEM 6.
SELECTED FINANCIAL DATA.

Selected Financial Data
(In thousands, except per share amounts)

	2018	2017	2016	2015	2014
Operating Results for the Year ended December 31,
Revenues	$152,448	$146,595	$143,487	$145,733	$140,762
Operating income	41,707	41,274	39,126	42,510	40,817
Net income	34,255	36,593	27,581	28,925	27,808
Depreciation and amortization	9,123	8,677	8,953	8,823	8,723
Per Share Data:
Net income per diluted share	$18.44	$19.71	$14.85	$15.47	$14.08
Cash dividends per common share	$5.10	$4.50	$3.90	$3.30	$2.78
Average diluted shares outstanding	1,858	1,857	1,857	1,870	1,975
Financial Position at December 31,
Total assets	$231,216	$203,780	$181,942	$164,336	$171,514
Long-term debt	-	-	-	-	-

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular and ophthalmology markets. Our other medical and non-medical products include valves and inflation devices used in marine and aviation safety products. In 2018, approximately 37 percent of our sales were outside the United States.

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

For the year ended December 31, 2018, we reported revenues of $152.5 million, operating income of $41.7 million and net income of $34.3 million.

Results of Operations

Our net income was $34.3 million, or $18.49 per basic and $18.44 per diluted share, in 2018 compared to $36.6 million, or $19.82 per basic and $19.71 per diluted share, in 2017 and net income of $27.6 million, or $15.12 per basic and $14.85 per diluted share, in 2016. Revenues were $152.5 million in 2018 compared with $146.6 million in 2017 and $143.5 million in 2016. The four percent revenue increase in 2018 over 2017 was generally attributable to higher sales volumes. Our 2016 revenues were negatively impacted by the strong U. S. dollar in our international markets and lower sales prices in certain markets.

Annual revenues by product lines were as follows (in thousands):
	2018	2017	2016

Fluid Delivery	$70,606	$65,053	$60,889
Cardiovascular	50,904	48,073	47,064
Ophthalmology	10,473	13,537	15,427
Other	20,465	19,932	20,107
Total	$152,448	$146,595	$143,487

Although we have experienced decreasing revenues from sales of ophthalmic products over the last three years, we expect revenues from those products to remain at approximately the 2018 level for at least 2019.

Our cost of goods sold was $80.7 million in 2018, $75.8 million in 2017 and $75.9 million in 2016. Increased sales volumes and an unfavorable product sales mix partially offset by improved manufacturing efficiencies and the impact of continued cost improvement projects were the primary contributors to the increase in cost of goods sold in 2018 compared to 2017. A favorable product sales mix, improved manufacturing efficiencies and the impact of continued cost improvement projects partially offset by higher sales volumes were the primary contributors to the decrease in cost of goods sold in 2017 compared to 2016.

Gross profit in 2018 was $71.8 million compared with $70.8 million in 2017 and $67.6 million in 2016. Our gross profit was 47 percent of revenues in 2018, 48 percent of revenues in 2017 and 47 percent of revenues in 2016. The decrease in gross profit percentage in 2018 from 2017 was primarily related to an unfavorable product mix. The increase in gross profit percentage in 2017 from 2016 was primarily related to increased revenues and a favorable product sales mix.

Operating expenses were $30.1 million in 2018, $29.5 million in 2017 and $28.5 in 2016. R&D expenses decreased $286,000 in 2018 as compared with 2017 primarily as a result of decreased costs for outside services and supplies partially offset by increased compensation costs. R&D expenses consist primarily of salaries and other related expenses of our R&D personnel as well as costs associated with regulatory matters. In 2018, selling expenses increased $1.1 million as compared with 2017 primarily as a result of increased commissions, outside services, compensation and travel costs. Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. General and Administrative, or G&A, expenses decreased $213,000 in 2018 as compared to 2017 primarily as a result of decreased compensation and compensation related costs partially offset by increased outside services and increased computer hardware and software costs.

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

Our operating income for 2018 was $41.7 million compared with $41.3 million in 2017 and $39.1 million in 2016. Operating income was 27 percent of revenues in 2018, 28 percent of revenues for 2017 and 27 percent of revenues for 2016. An increase in 2018 gross profit partially offset by increased operating expenses was the major contributor to the increase in operating income for 2018 as compared to the previous year. The increase in 2017 gross profit was the major contributor to the increase in operating income for 2017 as compared to the previous year.

Interest and Dividend income for 2018 was $1.7 million compared with $1.1 million in 2017 and $448,000 in 2016. Increased levels of investments, increased interest rates and increased dividends on our equity investments were the primary reason for the increases in both 2018 and 2017 as compared to the previous years.

Other Investment Loss in 2018 of $1.4 million was primarily related to an unrealized loss on an equity investment as a result of a drop in the market value on this investment. Other Investment Loss in 2016 was primarily related to a $311,000 impairment loss on one of our long-term corporate bonds which experienced a significant decline in market value.

Income tax expense in 2018 totaled $7.8 million, compared with $5.7 million in 2017 and $11.7 million in 2016. The effective tax rates for 2018, 2017 and 2016 were 18.5 percent, 13.6 percent and 29.8 percent, respectively. The Tax Act reduced the corporate federal income tax rate in the United States from 35% to 21% effective for us on January 1, 2018. This rate reduction reduced our net deferred tax liability, including adjustments to our net state deferred tax liabilities, by $4.1 million as of December 31, 2017. Based upon this tax law enactment, we recorded a corresponding benefit in our income tax provision of $4.1 million for the fourth quarter and the full year of 2017. Also, in the fourth quarter of 2017 we recorded a valuation allowance of $609,000 to reduce our deferred tax assets which partially offset the benefit recorded in our income tax provision from the tax law change in 2017. We recorded excess tax benefits related to employee stock compensation of $95,000, $5.8 million and $687,000 for the years ended December 31 2018, 2017 and 2016, respectively. Benefits from R&D tax credits totaled $1.2 million in 2018, $1.0 million in 2017 and $1.1 million in 2016. Benefits from tax incentives for domestic production totaled $630,000 in 2017 and $1.2 million in 2016. The Tax Act ended the domestic production activities deduction under Section 199 for 2018. The Tax Act added a new deduction starting in 2018 for foreign-derived intangible income under Section 250 which created a tax benefit for us in 2018 of $1.0 million. Charges from changes in uncertain tax positions totaled $865,000 in 2017. Benefits from changes in uncertain tax positions totaled $373,000 in 2018 and $120,000 in 2016. Charges for state income taxes totaled $1.6 million in 2018, $662,000 in 2017 and $730,000 in 2016. We expect our effective tax rate for 2019 to be approximately 20.0 percent. Accounting for stock based awards could create volatility in our effective tax rate depending upon the extent of exercise or vesting activity.

Liquidity and Capital Resources

As of December 31, 2018 we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2022. This credit facility, entered into on February 28, 2017, replaced a $40.0 million revolving credit facility with the same bank which was in place for several years prior to that date. The credit facility is secured by substantially all our inventories, equipment and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus .875 percent (3.38 percent at December 31, 2018) and is payable monthly. We had no outstanding borrowings under the credit facility at December 31, 2018 or December 31, 2017. Our ability to borrow funds under the credit facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2018, we were in compliance with all of these covenants.

At December 31, 2018, we had a total of $89.5 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $14.7 million from December 31, 2017. The principal contributor to this increase was positive cash flows resulting from operations.

Cash flows provided by operations of $43.2 million in 2018 were primarily comprised of net income plus the net effect of non-cash expenses. At December 31, 2018, we had working capital of $112.1 million, including $58.8 million in cash and cash equivalents and $9.7 million in short-term investments. The $6.4 million increase in working capital during 2018 was primarily related to increases in cash and inventories partially offset by decreases in short-term investments. The net increase in cash and short-term investments was primarily a result of operational results partially offset by purchases of property, plant and equipment and payment of dividends. Working capital items consisted primarily of cash, accounts receivable, short-term investments, inventories and other current assets minus accounts payable and other current liabilities.

Capital expenditures for property, plant and equipment totaled $17.5 million in 2018, compared with $9.7 million in 2017 and $10.6 million in 2016. These expenditures were primarily for machinery and equipment. Purchases of investments totaled $28.5 million in 2018, compared to $69.2 million in 2017 and $30.8 million in 2016. Proceeds from maturities of investments totaled $40.9 million in 2018, $58.0 million in 2017 and $5.0 million in 2016. We expect 2019 capital expenditures, primarily machinery and equipment, to be greater than the average of the levels expended during each of the past three years.

We paid cash dividends totaling $9.5 million, $8.3 million and $7.1 million during 2018, 2017 and 2016, respectively. We expect to fund future dividend payments with cash flows from operations. We purchased treasury stock totaling $1.3 million during 2016. No treasury stock was purchased in 2018 or 2017.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2018:

	Payments due by period
Contractual Obligations	Total	2019	2020 and thereafter
	(In thousands)
Purchase Obligations	$1,915	$1,915	$-
Total	$1,915	$1,915	$-

We believe our cash, cash equivalents, short-term investments and long-term investments, cash flows from operations and available borrowings of up to $75.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we expect our cash and cash equivalents and investments, as a whole, will continue to increase in 2019.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, also known as ASC 606. This new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it became effective for fiscal years beginning after December 15, 2017. We adopted the new standard on January 1, 2018, using the full retrospective method. Because accounting for revenue from contracts with customers did not materially change for us under the new standard, prior period consolidated financial statements did not require adjustment.

On February 25, 2016 the FASB issued ASU 2016-02, Leases (ASC 842).  The main objective of this standard is to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This leasing standard requires lessees to recognize a right of use asset and lease liability on the balance sheet. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard (ASC 606).  We elected to early adopt this standard as of January 1, 2018, using the modified retrospective approach as required. The impact of this change on our consolidated financial statements was not material.

In July 2018, we adopted the practical expedient in ASU 2018-11 - Leases: Targeted Improvements which allows lessors to combine lease and non-lease components into a single performance obligation. If the non-lease components are the predominant component of the combined contract, ASU 2018-11 also allows for these agreements to be accounted for under ASC 606 rather than as leases under ASC 842. The impact of this change on our consolidated financial statements was not material.

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

The primary impact of this change for us relates to our available-for-sale equity investments and resulted in unrecognized gains and losses from our investments being reflected in our Consolidated Statement of Income beginning in 2018.  We adopted ASU 2016-01 as of January 1, 2018, applying the update by means of a cumulative-effect adjustment to the balance sheet by reclassifying the balance of our Accumulated Other Comprehensive Loss in the shareholders’ equity section of the balance sheet to Retained Earnings. The balance reclassified of $1,215,000 was a result of prior-period unrealized losses from our equity investments.

In 2018 we recorded an additional loss on our equity investments of $1,399,000 as a result of a decrease in the market value of these investments during the year. This loss is reflected in other investment income (loss) in our Consolidated Statement of Income. This change in accounting is expected to create greater volatility in our investment income each quarter in the future.

In March 2017, the FASB issued ASU 2017-08, Receivables – Non-refundable Fees and Other Costs (Subtopic 310-20). The main objective of this update is to shorten the period of amortization of the premium on certain callable debt securities to the earliest call date. However, the update does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The update is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. We elected to early adopt this update as of January 1, 2018. None of our investments in 2017 and 2016 had any premium paid, so no adjustments were needed for prior-period activity. The impact of this change on our consolidated financial statements was not material.

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

We assess goodwill for impairment pursuant to Accounting Standards Codification, or ASC 350, Intangibles—Goodwill and Other, which requires that goodwill be assessed on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, by applying a qualitative assessment on goodwill impairment to determine whether it is necessary to perform the two-step goodwill impairment test.

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

During 2018, 2017 and 2016, none of our critical accounting estimates required significant adjustments. We did not note any material events or changes in circumstances indicating that the carrying value of long-lived assets were not recoverable.

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

We have investments in commercial paper and corporate and government bonds. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer and otherwise. These securities have a higher degree of, and a greater exposure to, credit or default risk and may be less liquid in times of economic weakness or market disruptions. We have also invested a portion of our available funds in equity securities and mutual funds. The value of these securities fluctuates due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline and may negatively impact our financial condition.

Forward-looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Form 10-K that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our R&D program in 2019, our ability to continue operations in the event of a supply disruption, our effective tax rate for 2019, the impact of the restrictive covenants in our credit facility on our liquidity and capital resources, our earnings in 2019, our 2019 capital expenditures, future dividend payments, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, the impact on our consolidated financial statement of recently issued accounting standards when we adopt those standards, and increases in 2019 in cash, cash equivalents and investments. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Form 10-K are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2019 expressed an unqualified opinion.

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

Dallas, Texas
February 26, 2019

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the year ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands, except per share amounts)

Revenues	$152,448	$146,595	$143,487
Cost of Goods Sold	80,670	75,841	75,857
Gross Profit	71,778	70,754	67,630

Operating Expenses:
Selling	8,341	7,251	6,611
General and administrative	16,217	16,430	15,319
Research and development	5,513	5,799	6,574
	30,071	29,480	28,504

Operating Income	41,707	41,274	39,126

Interest and Dividend Income	1,667	1,061	448
Other Investment Income (Loss)	(1,380)	4	(311)
Other Income (Expense), net	42	1	3
Income before Provision for Income Taxes	42,036	42,340	39,266

Provision for Income Taxes	(7,781)	(5,747)	(11,685)

Net Income	$34,255	$36,593	$27,581

Net Income Per Basic Share	$18.49	$19.82	$15.12

Weighted Average Basic Shares Outstanding	1,853	1,846	1,824

Net Income Per Diluted Share	$18.44	$19.71	$14.85

Weighted Average Diluted Shares Outstanding	1,858	1,857	1,857

Dividends Per Common Share	$5.10	$4.50	$3.90

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the year ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands)

Net Income	$34,255	$36,593	$27,581

Other Comprehensive Loss, net of tax: Unrealized Loss on investments, net of tax benefits of $68 and $408 in 2017 and 2016, respectively	--	(741)	(757)

Comprehensive Income	$34,255	$35,852	$26,824

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017

Assets:	2018	2017
	(In thousands)

Current Assets:
Cash and cash equivalents	$58,753	$30,136
Short-term investments	9,684	35,468
Accounts receivable, net of allowance for doubtful accounts of $21 and $28 in 2018 and 2017, respectively	17,014	17,076
Inventories	33,572	29,354
Prepaid expenses and other current assets	3,242	3,199
Total Current Assets	122,265	115,233

Long-term investments	21,048	9,136

Property, Plant and Equipment	181,582	167,080
Less: accumulated depreciation	106,689	100,711
	74,893	66,369

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $12,181 and $12,062 in 2018 and 2017, respectively	1,659	1,778
Goodwill	9,730	9,730
Other	1,621	1,534
	13,010	13,042

Total Assets	$231,216	$203,780

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017

Liabilities and Stockholders’ Equity:	2018	2017
	(In thousands)

Current Liabilities:
Accounts payable	$5,082	$3,929
Accrued liabilities	4,519	4,947
Accrued income and other taxes	619	746
Total Current Liabilities	10,220	9,622

Line of credit	--	--

Other Liabilities and Deferred Credits:
Deferred income taxes	6,687	7,312
Other	3,542	2,458
	10,229	9,770

Total Liabilities	20,449	19,392

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	50,391	48,730
Accumulated other comprehensive loss	--	(1,215)
Retained earnings	291,761	268,194
Treasury shares, 1,567 shares in 2018 and 1,568 shares in 2017, at cost	(131,727)	(131,663)
Total Stockholders’ Equity	210,767	184,388

Total Liabilities and Stockholders’ Equity	$231,216	$203,780

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands)
Cash Flows From Operating Activities:
Net income	$34,255	$36,593	$27,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,123	8,677	8,953
Deferred income taxes	(625)	(1,374)	(247)
Stock-based compensation	1,659	1,602	1,566
Net change in unrealized gains and losses on investments	1,399	--	345
Net change in accrued interest, premiums, and discounts on investments	47	(195)	(37)
Other	(18)	49	--
	45,840	45,352	38,161
Changes in operating assets and liabilities:
Accounts receivable	62	88	(546)
Inventories	(4,218)	(339)	756
Prepaid expenses and other current assets	(43)	(18)	(247)
Other non-current assets	(87)	75	(673)
Accounts payable and accrued liabilities	725	213	(324)
Accrued income and other taxes	(127)	336	81
Other non-current liabilities	1,084	1,330	195
	43,236	47,037	37,403

Cash Flows From Investing Activities:
Property, plant and equipment additions	(17,507)	(9,677)	(10,639)
Purchase of investments	(28,472)	(69,193)	(30,799)
Proceeds from sale of investments	--	--	210
Proceeds from maturities of investments	40,898	58,000	5,000
	(5,081)	(20,870)	(36,228)

Cash Flows From Financing Activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(90)	(7,735)	(1,112)
Purchase of treasury stock	--	--	(1,276)
Dividends paid	(9,448)	(8,318)	(7,111)
	(9,538)	(16,053)	(9,499)

Net change in cash and cash equivalents	28,617	10,114	(8,324)

Cash and cash equivalents, beginning of year	30,136	20,022	28,346
Cash and cash equivalents, end of year	$58,753	$30,136	$20,022

Cash paid for:
Income taxes, net of refunds	$9,858	$4,959	$10,750

Non-cash financing activities:
Non-cash effect of stock option exercises	$--	$10,237	$-

The accompanying notes are an integral part of these statements.

ATRION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the year ended December 31, 2018, 2017 and 2016
(In thousands)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, January 1, 2016	1,824	$342	1,596	$(111,988)	$35,945	$283	$219,516	$144,098

Net income							27,581	27,581
Other comprehensive income						(757)		(757)
Stock-based compensation transactions	7		(7)	102	1,503			1,605
Shares surrendered in stock transactions	(3)		3	(1,112)				(1,112)
Purchase of treasury stock	(4)		4	(1,276)				(1,276)
Dividends							(7,151)	(7,151)
Balances, December 31, 2016	1,824	342	1,596	(114,274)	37,448	(474)	239,946	162,988

Net income							36,593	36,593
Other comprehensive loss						(741)		(741)
Stock-based compensation transactions	61		(61)	583	11,282			11,865
Shares surrendered in stock transactions	(33)		33	(17,972)				(17,972)
Dividends							(8,345)	(8,345)
Balances, December 31, 2017	1,852	342	1,568	(131,663)	48,730	(1,215)	268,194	184,388

Net income							34,255	34,255
Reclass from adopting ASU 2016-01						1,215	(1,215)	--
Stock-based compensation transactions	1		(1)	26	1,661			1,687
Shares surrendered in stock transactions				(90)				(90)
Dividends							(9,473)	(9,473)
Balances, December 31, 2018	1,853	$342	1,567	$(131,727)	$50,391	$0	$291,761	$210,767

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

Our investments consist of corporate and government bonds, commercial paper, mutual funds and equity securities. We classify our investment securities in one of three categories: held-to-maturity, available-for-sale, or trading. Securities that we have the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities.

We report our available-for-sale and trading securities at fair value with changes in fair value recognized in other investment income (loss) in the Consolidated Statement of Income. Prior to our adoption of ASU 2016-01, Financial Instruments-Overall, Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) in January of 2018, unrealized gains and losses for our available-for-sale securities were reported in stockholders’ equity as accumulated other comprehensive income.

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

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The components of the Company’s cash and cash equivalents and our short and long-term investments as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Cash and cash equivalents:
Cash deposits	$24,670	$12,730
Money market funds	30,965	17,406
Commercial paper	3,118	--
Total cash and cash equivalents	$58,753	$30,136
Short-term investments:
Mutual funds (trading)	$--	$222
Commercial paper (held-to-maturity)	1,275	31,220
Certificates of deposit (held-to-maturity)	--	4,020
Bonds (held-to-maturity)	8,409	6
Total short-term investments	$9,684	$35,468
Long-term investments:
Mutual funds (available for sale)	$674	$--
Bonds (held-to-maturity)	17,513	5,000
Equity securities (available for sale)	2,861	4,136
Total long-term investments	$21,048	$9,136
Total cash, cash equivalents and short and long-term investments	$89,485	$74,740

Account Receivables
Accounts receivable are recorded at the original sales price to the customer. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments. The allowance for doubtful accounts is updated periodically to reflect our estimate of collectability issues. Accounts are written off when we determine the receivable will not be collected.

Inventories
Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2018	2017
Raw materials	$14,994	$13,545
Work in process	7,214	6,647
Finished goods	11,364	9,162
Total inventories	$33,572	$29,354

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Accounts Payable
We reflect disbursements as trade accounts payable until such time as payments are presented to our bank for payment. At December 31, 2018 and 2017, disbursements totaling approximately $388,000 and $411,000, respectively, had not been presented for payment to our bank.

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

Our uncertain tax positions are recorded within “Other non-current liabilities” in the accompanying consolidated balance sheet. We classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision.

We account for excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation as required by ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), within income tax expense. An excess tax benefit is the realized tax benefit related to the amount of deductible compensation cost reported on an employer’s tax return for equity instruments in excess of the compensation cost for those instruments recognized for financial reporting purposes.

During the year ended December 31, 2018 we made quarterly payments in excess of federal income taxes due of approximately $1,180,000. This amount was recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet.

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

	December 31,		Useful
	2018	2017	Lives
Land	$5,511	$5,511	—
Buildings	32,719	32,461	30-40 yrs
Machinery and equipment	143,352	129,108	3-15 yrs
Total property, plant and equipment	$181,582	$167,080

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Depreciation expense of $9,003,000, $8,526,000 and $8,689,000 was recorded for the years ended December 31, 2018, 2017 and 2016, respectively. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

Patents and Licenses
Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from seven to 20 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill
Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired. Annual impairment testing for goodwill is performed in the fourth quarter using a qualitative assessment on goodwill impairment to determine whether it is more likely than not that the carrying value of our reporting units exceeds their fair value. If necessary, a two-step goodwill impairment analysis is performed. Goodwill is also reviewed whenever events or changes in circumstances indicate a change in value may have occurred. We have identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products, Inc., (2) Halkey-Roberts Corporation and (3) Quest Medical, Inc. The total carrying amount of goodwill in each of the years ended December 31, 2018 and 2017 was $9,730,000. Our evaluation of goodwill during each year resulted in no impairment losses.

Current Accrued Liabilities
The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2018	2017
Accrued payroll and related expenses	$3,608	$3,943
Accrued vacation	291	273
Other accrued liabilities	620	731
Total accrued liabilities	$4,519	$4,947

Revenues
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

We believe that our medical device business will benefit in the long term from an aging world population along with an increase in life expectancy. In the near term however, demand for our products fluctuates based on our customers’ requirements which are driven in large part by their customers’ needs for medical care which does not always follow broad economic trends. This affects the nature, amount, timing and uncertainty of our revenue. Also, changes in the value of the United States dollar relative to foreign currencies could make our products more or less affordable and therefore affect our sales in international markets.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A summary of revenues by geographic area, based on shipping destination, for 2018, 2017 and 2016 is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
United States	$95,757	$93,082	$91,092
Germany	8,898	8,172	6,396
Other countries less than 5% of revenues	47,793	45,341	45,999
Total	$152,448	$146,595	$143,487

A summary of revenues by product line for 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016

Fluid Delivery	$70,606	$65,053	$60,889
Cardiovascular	50,904	48,073	47,064
Ophthalmology	10,473	13,537	15,427
Other	20,465	19,932	20,107
Total	$152,448	$146,595	$143,487

More than 98 percent of our total revenue in the periods presented herein is pursuant to shipments initiated by a purchase order. Under the new guidance from Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606), the purchase order is the contract with the customer. As a result, the vast majority of our revenue is recognized at a single point in time when the performance obligation of the product being shipped is satisfied, rather than recognized over time, and presented as a receivable on the balance sheet.

Our payment terms vary by the type and location of our customers and the products or services offered. The term between invoicing and when payment is due is 30 days in most cases. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

We evaluate the collectability of specific accounts and determine when to grant credit to our customers using a combination of factors, including the age of the outstanding balances, evaluation of customers’ current and past financial condition, recent payment history, current economic environment, and discussions with our personnel and with the customers directly. We apply these same factors and more when evaluating certain aged receivables for collectability issues and to determine changes necessary to our allowance for doubtful accounts. If circumstances change, our estimates of the collectability of amounts could be changed by a material amount.

We have elected to recognize the cost for shipping as an expense in cost of sales when control over the product has transferred to the customer. Shipping and handling fees charged to customers are reported as revenue.

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

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

We expense sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling expense.

Atrion has contracts in place with customers for equipment leases, equipment financing, and equipment and other services. These contracts represent less than 4% of our total revenue in all periods presented herein. A portion of these contracts contain multiple performance obligations including embedded leases. For such arrangements, we historically allocated revenue to each performance obligation which is capable of being distinct and accounted for as a separate performance obligation based on relative standalone selling prices. We generally determine standalone selling prices based on observable inputs, primarily the prices charged to customers.

Beginning July 1, 2018, for agreements with an embedded lease component, we adopted the practical expedient in ASU 2018-11 Leases: Targeted Improvements (ASU 2018-11) that allows us to treat these agreements as a single performance obligation and recognize revenue under ASC 606 rather than under the lease accounting guidelines, since the predominant component of revenue is the non-lease component.

Our fixed monthly equipment rentals to customers are accounted for as operating leases under ASU 2016-02, Leases (ASC 842). Fixed monthly rentals provide for a flat rental fee each month.

A limited number of our contracts have variable consideration including tiered pricing and rebates which we monitor closely for potential constraints on revenue. For these contracts we estimate our position quarterly using the most-likely-outcome method, including customer-provided forecasts and historical buying patterns, and we accrue for any asset or liability these arrangements may create. The effect of accruals for variable consideration on our consolidated financial statements is immaterial.

We do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount which we have the right to invoice. We believe that the complexity added to our disclosures by the inclusion of a large amount of insignificant detail in attempting to disclose information under ASC 606 about immaterial contracts would potentially obscure more useful and important information.

Leases to Customers
The lease assets from our sales type leases are recorded in our accounts receivables in the accompanying consolidated balance sheet, and as of December 31, 2018 and 2017 the balance totaled $478,000 and $551,000 respectively.

Our equipment treated as leases to customers under ASC 842 is included in our Property Plant and Equipment on our balance sheet. After our adoption of ASU 2018-11, the cost of the assets and associated depreciation that remain under lease agreements is immaterial. Due to the immaterial amount of revenue from our lessor activity, all other lessor disclosures under ASC 842 have been omitted.

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

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Stock-Based Compensation
We have a stock-based compensation plan covering certain of our officers, directors and key employees. As explained in detail in Note 8, we account for stock-based compensation utilizing the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, or ASC 718.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606. This new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it became effective for fiscal years beginning after December 15, 2017. We adopted the new standard on January 1, 2018, using the full retrospective method. Because accounting for revenue from contracts with customers did not materially change for us under the new standard, prior period consolidated financial statements did not require adjustment.

On February 25, 2016 the FASB issued ASC 842.  The main objective of this standard is to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This leasing standard requires lessees to recognize a right of use asset and lease liability on the balance sheet. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard (ASC 606).  We elected to early adopt this standard as of January 1, 2018, using the modified retrospective approach as required. The impact of this change on our consolidated financial statements was not material.

In July 2018, we adopted the practical expedient in ASU 2018-11 which allows lessors to combine lease and non-lease components into a single performance obligation. If the non-lease components are the predominant component of the combined contract, ASU 2018-11 also allows for these agreements to be accounted for under ASC 606 rather than as leases under ASC 842. The impact of this change on our consolidated financial statements was not material.

In January 2016, the FASB issued ASU 2016-01. The main objective of this update is to enhance the reporting model for financial instruments in order to provide users of financial statements with more decision-useful information. Changes to the previous guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.

The primary impact of this change for us relates to our available-for-sale equity investments and resulted in unrecognized gains and losses from our investments being reflected in our Consolidated Statement of Income beginning in 2018.  We adopted ASU 2016-01 as of January 1, 2018, applying the update by means of a cumulative-effect adjustment to the balance sheet by reclassifying the balance of our Accumulated Other Comprehensive Loss in the shareholders’ equity section of the balance sheet to Retained Earnings. The balance reclassified of $1,215,000 was a result of prior-period unrealized losses from our equity investment.

In 2018 we recorded an additional loss on our equity investments of $1,399,000 as a result of a decrease in the market value of these investments during the year. This loss is reflected in other investment income (loss) in our Consolidated Statement of Income. This change in accounting is expected to create greater volatility in our investment income each quarter in the future.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

In March 2017, the FASB issued ASU 2017-08, Receivables – Non-refundable Fees and Other Costs (Subtopic 310-20). The main objective of this update is to shorten the period of amortization of the premium on certain callable debt securities to the earliest call date. However, the update does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The update is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. We elected to early adopt this update as of January 1, 2018. None of our investments in 2017 and 2016 had any premium paid, so no adjustments were needed for prior-period activity. The impact of this change on our consolidated financial statements was not material.

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

As of December 31, 2018 and 2017, we held certain investments in corporate and government bonds, commercial paper, mutual funds, certificates of deposit, and certain equity securities. These investments, with the exception of mutual funds, are all considered Level 2 assets and the fair value of our investments were estimated using recently executed transactions and market price quotations (see Note 2). Our investments in mutual funds are considered Level 1 assets and the reported fair value of these investments is based on observable quoted prices from active markets.

The carrying values of our other financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and accrued income and other taxes approximated fair value due to their liquid and short-term nature.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable.

Our cash and cash equivalents are held in accounts with financial institutions that we believe are creditworthy. Certain of these amounts at times may exceed federally-insured limits. At December 31, 2018, approximately 98 percent of our cash and cash equivalents were uninsured. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds.

We have investments in bonds and commercial paper. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer and otherwise. These securities have a higher degree of, and a greater exposure to, credit or default risk and may be less liquid in times of economic weakness or market disruptions.

For accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.  We maintain reserves for possible credit losses.  As of December 31, 2018 and 2017, we had allowances for doubtful accounts of approximately $21,000 and $28,000, respectively.  The carrying amount of the receivables approximates their fair value. No customer exceeded 10% of our accounts receivable as of December 31, 2018. One customer, which accounted for 15.5% of accounts receivable as of December 31, 2017, was the only customer that exceeded 10% of our accounts receivable at December 31, 2017.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(2)
Investments

As of December 31, 2018 and 2017, we held certain investments that were required to be measured for disclosure purposes at fair value on a recurring basis. These investments were considered Level 1 or Level 2 investments as detailed in the table below.

The amortized cost and fair value of our investments and the related gross unrealized gains and losses were as follows as of the dates shown below (in thousands):

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair value
As of December 31, 2018:
Short-term Investments:
Bonds	2	$8,409	$--	$(13)	$8,396
Commercial Paper	2	$1,275	$--	$--	$1,275

Long-term Investments:
Bonds	2	$17,513	$--	$(198)	$17,315
Mutual funds	1	$795	$--	$(121)	$674
Equity investment	2	$5,675	$--	$(2,814)	$2,861

As of December 31, 2017:
Short-term Investments:
Certificates of deposit	2	$4,020	$--	$(3)	$4,017
Commercial paper	2	$31,220	$26	$(38)	$31,208
Corporate bonds	2	$6	$--	$--	$6
Mutual funds	1	$219	$3	$--	$222

Long-term Investments:
Corporate bonds	2	$5,000	$--	$(75)	$4,925
Equity investment	2	$5,675	$--	$(1,539)	$4,136

The above short-term and long-term bonds represent investments in multiple issuers at December 31, 2018. The above equity investment represents an investment in one company at December 31, 2018 and is classified as available for sale. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest an investment may not be recoverable. The unrealized loss for our long-term bonds is attributable to a rise in interest rates which resulted in a lower market price for those securities. One of our bond investments has been in a loss position for more than 12 months due to the rise in interest rates. As of December 31, 2018 there were no changes in circumstances or events that would suggest our investments may not be recoverable. As a result, we recorded no impairment expense related to our investments during 2018.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

At December 31, 2018, the length of time until maturity of the bonds we currently own ranged from 14 to 29.5 months and the length of time until maturity of the commercial paper ranged from 3.8 to 6.4 months.

Our accumulated other comprehensive loss at December 31, 2017 was comprised solely of unrealized losses on our above equity investment, net of tax.

(3)
Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

December 31, 2018			December 31, 2017
Weighted Average Original Life (years)	Gross Carrying Amount	AccumulatedAmortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,181	15.67	$13,840	$12,062

Aggregate amortization expense for patents and licenses was $119,000, $151,000 and $264,000 for 2018, 2017 and 2016, respectively. Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2019	$119
2020	$119
2021	$119
2022	$117
2023	$113

 (4)
Line of Credit

As of December 31, 2018 we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2022. This credit facility, entered into on February 28, 2017, replaced a $40.0 million revolving credit facility with the same bank which was in place for several years prior to that date. The credit facility is secured by substantially all our inventories, equipment and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus .875 percent (3.38 percent at December 31, 2018) and is payable monthly. We had no outstanding borrowings under the credit facility at December 31, 2018 or December 31, 2017. Our ability to borrow funds under the credit facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2018, we were in compliance with all of the covenants.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(5)
Income Taxes

The items comprising Provision for Income Taxes are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Current — Federal	$6,405	$6,244	$10,706
— State	2,001	877	1,226
	8,406	7,121	11,932

Deferred — Federal	(626)	(1,542)	(92)
— State	1	168	(155)
	(625)	(1,374)	(247)
Provision for Income Taxes	$7,781	$5,747	$11,685

Temporary differences and carryforwards which have given rise to deferred tax liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax liabilities (assets):
Property, plant and equipment	$7,540	$6,787
Patents and goodwill	1,742	1,740
Benefit plans	(1,847)	(854)
Inventories	(367)	(282)
Capital loss carryover	(572)	(572)
Other	(418)	(116)
	6,078	6,703
Plus: Valuation allowance	609	609
Total deferred tax liabilities	$6,687	$7,312

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2018	2017	2016
Income tax expense at the statutory federal income tax rate	$8,828	$14,819	$13,743
Increase (decrease) resulting from:
State income taxes	1,572	662	730
Section 199 manufacturing deduction	--	(630)	(1,165)
R&D tax credits	(1,212)	(983)	(1,070)
Foreign-derived intangible income deduction	(1,000)	--	--
Excess tax benefit from stock compensation	(95)	(5,782)	(687)
Impact from tax law rate change	--	(4,053)	--
Change in valuation allowance	--	609	--
Uncertain tax positions	(373)	865	(120)
Other, net	61	240	254
Provision for Income Taxes	$7,781	$5,747	$11,685

The Tax Cuts and Jobs Act of 2017, or Tax Act, enacted in December 2017, reduced the corporate federal income tax rate in the United States from 35% to 21% effective on January 1, 2018. This rate reduction reduced our net deferred tax liability, including adjustments to our net state deferred tax liabilities, by $4.1 million as of December 31, 2017. Based upon this tax law enactment, we recorded a corresponding benefit in our income tax provision of $4.1 million for the three months and year ended December 31, 2017. Also, in the fourth quarter of 2017 we recorded a deferred tax valuation allowance of $609,000 primarily related to deferred tax assets for a $2.7 million capital loss carryover deduction which may not be realized by its expiration date in 2021. This charge partially offset the benefit recorded in our income tax provision as a result of the Tax Act. The Tax Act also ended the domestic production activities deduction under Section 199 which previously helped lower our effective tax rate by three percentage points in 2017 and 2016. The Tax Act added a new deduction starting in 2018 for foreign-derived intangible income under Section 250 which created a tax benefit for us in 2018 of $1.0 million. We will continue to evaluate the tax reform impacts noting that the ultimate impact of tax reform may differ from the amounts recorded due to changes in our interpretations and assumptions, as well as additional regulatory guidance that may be issued.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by ASC 740 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2016	$120
Decrease in tax positions for prior years	(120)
Increase in tax positions for current year	0
Lapse in statutes of limitation	0
Gross unrecognized tax benefits at December 31, 2016	$0
Decrease in tax positions for prior years	0
Increase in tax positions for prior years	865
Lapse in statutes of limitation	0
Gross unrecognized tax benefits at December 31, 2017	$865
Increase in tax positions for prior years	25
Increase in tax positions for current year	0
Lapse in statutes of limitation	(397)
Gross unrecognized tax benefits at December 31, 2018	$493

As of December 31, 2018 all of the unrecognized tax benefits, which were comprised of uncertain tax positions, would impact the effective tax rate if recognized. Unrecognized tax benefits that are affected by statutes of limitation that expire within the next 12 months are immaterial.

We are subject to United States federal income tax as well as to income tax of multiple state jurisdictions.  We have concluded all United States federal income tax matters for years through 2014.  All material state and local income tax matters have been concluded for years through 2014.

We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $19,000 and $1,000 at December 31, 2018 and 2017, respectively. Tax expense for the year ended December 31, 2018 and 2017 included a net interest charge of $18,000 and $1,000, respectively. There were no tax expenses or tax benefits for interest and penalties in 2016.

 (6)
Stockholders’ Equity

Our Board of Directors has at various times authorized repurchases of our stock in open-market or privately-negotiated transactions at such times and at such prices as management may from time to time determine. On May 21, 2015 our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 250,000 shares of our common stock in open-market or privately-negotiated transactions. This program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2018, there remained 231,765 shares available for repurchase under this program. There were no stock repurchases during 2018 and 2017. We repurchased 3,427 shares under this program during 2016.

We increased our quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased to $1.05 per share in September 2016, to $1.20 per share in September 2017 and to $1.35 per share in September 2018. Holders of our stock units earned non-cash dividend equivalents of $25,000 in 2018, $27,000 in 2017 and $40,000 in 2016.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(7)
Income Per Share

The following is the computation of basic and diluted income per share:

	Year ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Net Income	$34,255	$36,593	$27,581

Weighted average basic shares outstanding	1,853	1,846	1,824
Add: Effect of dilutive securities	5	11	33
Weighted average diluted shares outstanding	1,858	1,857	1,857

Net Income per share
Basic	$18.49	$19.82	$15.12
Diluted	$18.44	$19.71	$14.85

As required by ASC 260, Earnings per Share, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic income per share pursuant to the two-class method.

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Securities representing 148 shares of common stock for the year ended December 31, 2017, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive. There were no anti-dilutive shares excluded from the computation of weighted average diluted shares outstanding in 2018 and 2016.

 (8)
Stock Plans

At December 31, 2018, we had one stock-based compensation plan that is described below. We account for our plan under ASC 718, and the disclosures that follow are based on applying ASC 718.

Our Amended and Restated 2006 Equity Incentive Plan, or 2006 Plan, provides for awards to key employees, non-employee directors and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance shares and other stock-based awards. Under the 2006 Plan, 200,000 shares, in the aggregate, of common stock have been reserved for awards. The purchase price of shares issued on the exercise of options must be at least equal to the fair market value of such shares on the date of grant. The options granted become exercisable and expire as determined by the Compensation Committee. As of December 31, 2018, there remained 23,100 shares reserved for future stock-based awards under the 2006 Plan.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

A summary of stock option transactions for the year ended December 31, 2018, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	20,000	$501.03	4.3 years
Granted	--	--
Exercised	--	--
Outstanding at December 31, 2018	20,000	$501.03	3.3 years
Exercisable at December 31, 2018	4,000	$501.03	3.3 years

All nonvested options outstanding at December 31, 2018 are expected to vest. None of our grants includes performance-based or market-based vesting conditions. We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Our Black-Scholes valuation uses a volatility factor based on our historical stock trading history, a risk-free interest rate based on the implied yield currently available on U.S. Treasury securities with an equivalent term, and a dividend yield based on our dividend history. Our expected life assumption represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

There were no options granted in 2018 and 2016. The fair value for the options granted in 2017 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017	2016
Risk-free interest rate	--	2.13%	--
Dividend yield	--	0.85%	--
Volatility factor	--	25.45%	--
Expected life	--	5 years	--

The weighted average grant date fair value of the options granted in 2017 was $130.35. The total intrinsic value of options outstanding at December 31, 2018, was $4.8 million. The total intrinsic value of exercisable options at December 31, 2018, was $1.0 million.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

There were no restricted stock grants during 2018. During 2017, we granted two awards of restricted stock under the 2006 Plan. Under the terms of our restricted stock awards, the restrictions usually lapse over a five-year period. Both awards include restrictions on transfer for a two-year period following vesting. During the vesting period, holders of restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Nonvested shares are generally forfeited on termination of employment unless otherwise provided in the participant’s employment agreement or the termination is in connection with a change in control. We calculated the weighted average fair value per share of the restricted stock awarded in 2017 using the market value of our common stock on the date of the grant with a discount for post-vesting restrictions of 11.2%.   We estimated this discount using the Chaffe protective put method.  A summary of changes in nonvested restricted stock for the year ended December 31, 2017, is presented below:

Nonvested Shares	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at December 31, 2017	5,900	$445.47
Granted in 2018	--
Vested in 2018	(1,180)	$445.47
Restricted stock at December 31, 2018	4,720	$445.47

All shares of nonvested restricted stock outstanding at December 31, 2018 are expected to vest. The total fair value of restricted stock vested during 2018, 2017 and 2016 was $699,000, $803,000 and $1,177,000, respectively.

During 2018, restricted stock units were awarded to certain employees under the 2006 Plan. All of our restricted stock units are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Nonvested stock units are generally forfeited on termination of employment unless the termination is in connection with a change in control. During the vesting period, holders of all restricted stock units earn dividends in the form of additional units. During 2018, one non-employee director elected to receive stock units in lieu of a portion of his cash fees for his services as a member of the Board of Directors.

A summary of changes in stock units for the year ended December 31, 2018, is presented below:

Nonvested Stock Units	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Director’s Stock Units	Weighted Average Award Date Fair Value Per Unit
Nonvested at December 31, 2017	6,200	$361.28	--
Granted	869	$589.66	10	$645.00
Vested	(667)	$219.69	(10)	$645.00
Nonvested at December 31, 2018	6,402	$407.03	--

All nonvested restricted stock units at December 31, 2018 are expected to vest. The total intrinsic value of all outstanding stock units which were not convertible at December 31, 2018, including 478 stock units held for the accounts of non-employee directors, was $5,099,000. The total fair value of directors’ stock units that vested during 2018, 2017 and 2016 was $6,000, $6,000 and $10,000, respectively.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

The total value of stock awards to nonemployee directors awarded under the 2006 Plan was $240,000, $312,000 and $240,000 in 2018, 2017 and 2016, respectively. These awards vested immediately at the time of grants. Compensation related to stock awards, restricted stock and stock units is based on the fair market value of the stock on the date of the award. These fair values are then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. Compensation related to stock options is based on the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach.

For the years ended December 31, 2018, 2017 and 2016, we recorded stock-based compensation expense as a G&A expense in the amount of $1,659,000, $1,602,000 and $1,566,000, respectively, for all of the above mentioned stock-based compensation arrangements. The total tax benefit recognized in the income statement from stock-based compensation arrangements for the years ended December 31, 2018, 2017 and 2016, was $441,000, $6,342,000 and $1,235,000, respectively. These amounts include excess tax benefits in each year.

Unrecognized compensation cost information for our various stock-based compensation types is shown below as of December 31, 2018:

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$1,725,000	3.3
Restricted stock	1,738,000	3.3
Restricted stock units	1,150,000	3.5
Total	$4,613,000

We have a policy of utilizing treasury shares to satisfy stock option exercises, stock unit conversions and restricted stock awards.

(9) Industry Segment and Geographic Information

We operate in one reportable industry segment: developing and manufacturing products primarily for medical applications and have no foreign operating subsidiaries. We have other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of our medical products segment. Our revenues from sales to customers outside the United States totaled approximately 37 percent of our net revenues in 2018, 2017 and 2016. We have no assets located outside the United States.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(10)
Employee Retirement and Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. We make a matching contribution to the plan. Our contributions under this plan were $752,000, $720,000 and $667,000 in 2018, 2017 and 2016, respectively.

The Company adopted a Nonqualified Deferred Compensation Plan effective September 1, 2017, for certain key management or highly-compensated employees. The plan allows for the deferral of salary and bonus compensation until retirement or other specified payment events occur. Employees’ deferred compensation amounts are deemed to be invested in certain investment funds, indexes or vehicles selected by our Compensation Committee and designated by each participant and their deferral balances are adjusted for earnings based upon the performance of these deemed investments. Our deferred compensation obligation under the plan was $1,774,000 and $426,000 at December 31, 2018 and 2017, respectively. These amounts are reflected in “Other Liabilities and Deferred Credits” in the accompanying Consolidated Balance Sheets.

(11)
Commitments and Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrue for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of December 31, 2018, the Company had no ongoing litigation or arbitration for such matters.

We had a dispute which was favorably settled in the third quarter of 2007. This settlement was amended in December 2008.  The amended settlement agreement provides that we may receive annual payments from 2009 through 2024. We have not recorded $3.0 million in potential future payments under this settlement as of December 31, 2018 due to the uncertainty of payment.

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them. Termination under such circumstances at December 31, 2018, could have resulted in payments aggregating $5.0 million.

At December 31, 2018, the Company had purchase obligations with certain suppliers for the purchase of inventory for 2019. These contracts were commitments to purchase inventory used in the production of the Company’s products totaling $1.9 million.

Atrion Corporation
Notes to Consolidated Financial Statements – (continued)

(12)
Quarterly Financial Data (Unaudited):

QuarterEnded	OperatingRevenue	OperatingIncome	Net Income	Income Per Basic Share	Income Per Diluted Share
	(In thousands, except per share amounts)
03/31/18	$39,401	$11,366	$8,487	$4.58	$4.57
06/30/18	38,847	11,266	8,797	4.75	4.74
09/30/18	39,274	10,757	9,221	4.98	4.96
12/31/18	34,926	8,318	7,749	4.18	4.17

03/31/17	$38,504	$11,327	$9,950	$5.42	$5.36
06/30/17	36,164	10,175	10,026	5.44	5.40
09/30/17	37,903	11,479	7,971	4.30	4.29
12/31/17	34,024	8,293	8,646	4.67	4.66

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.
CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, were effective as of December 31, 2018. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Atrion Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and schedule of the Company as of and for the year ended December 31, 2018, and our report dated February 26, 2019 expressed an unqualified opinion on those financial statements and schedule.

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

/s/ GRANT THORNTON LLP

Dallas, Texas
February 26, 2019

ITEM 9B.
OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2018 that was not reported.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Part III is omitted from this Form 10-K and is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders which we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2018.

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be filed in connection with our 2019 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed in connection with our 2019 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.
EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2019 annual meeting of stockholders.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the section entitled “Securities Ownership” in our definitive proxy statement to be filed in connection with our 2019 annual meeting of stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information about securities authorized for issuance under our equity compensation plan as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders (1)	26,402	$501.03(2)	23,129
Equity compensation plans not approved by security holders	--	--	--
Total	26,402	$501.03	23,129

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

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2019 annual meeting of stockholders.

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2019 annual meeting of stockholders.

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
Consolidated Statement of Changes in Stockholders Equity

2.
Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts
	December 31, (Thousands)
	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Reserve	Ending Balance

Allowance for Doubtful Receivables
2018	$28	$30	$(37)	$21
2017	$71	$14	$(57)	$28
2016	$50	$42	$(21)	$71

Deferred Income Tax Valuation Allowance
2018	$609	$-	$-	$609
2017	$-	$609	$-	$609
2016	$-	$-	$-	$-

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

3.
Exhibits.  Reference as made to Item 15(b) of this report on Form 10-K.

(b)
Exhibits

Exhibit Numbers	Description
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on August 14, 2013) (2)
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Second Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Third Amendment to Amended and Restated Employment Agreement for Chairman (8)
10g*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on August 14, 2017) (9)
10h*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (13)
10l*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (14)
10m*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (15)
10n*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (16)
10o*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (17)
10p*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (18)
10q*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (19)
10r*	Form of Indemnification Agreement for Directors and Executive Officers (20)
10s	Credit Agreement dated as of February 28, 2017 by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender (21)
10t	Guaranty Agreement dated as of February 28, 2017 made by certain Subsidiaries of Atrion Corporation in favor of Wells Fargo Bank, National Association, as Lender (22)
10u	Collateral Agreement dated as of February 28, 2017 among Atrion Corporation, certain Subsidiaries of Atrion Corporation and Wells Fargo Bank, National Association, as lender. (23)
10v	Nonqualified Deferred Compensation Plan (24)
13.1	Stock Performance Graph (25)
21	Subsidiaries of Atrion Corporation as of December 31, 2017 (25)
23	Consent of Grant Thornton LLP (25)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (25)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (25)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (25)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (25)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes
(1)
Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.

(2)
Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed March 19, 2018.

(3)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed May 9, 2018.

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

(6)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.

(7)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 25, 2016.

(8)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 19, 2019.

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

(17)
Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.

(18)
Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).

(19)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.

(20)
Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 12, 2012.

(21)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 3, 2017.

(22)
Incorporated by reference to Exhibit 10.2 to Form 8-K of Atrion Corporation filed March 3, 2017.

(23)
Incorporated by reference to Exhibit 10.3 to Form 8-K of Atrion Corporation filed March 3, 2017.

(24)
Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 8, 2017.

(25)
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

Dated: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Battat	President and Chief Executive	February 26, 2019
David A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	February 26, 2019
Jeffery Strickland	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Emile A Battat	Chairman	February 26, 2019
Emile A Battat

/s/ Hugh J. Morgan, Jr.	Director	February 26, 2019
Hugh J. Morgan, Jr.

/s/ John P. Stupp, Jr.	Director	February 26, 2019
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	February 26, 2019
Ronald N. Spaulding

/s/ Preston G. Athey	Director	February 26, 2019
Preston G. Athey

Exhibit Index

Exhibit Numbers	Description
3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on August 14, 2013) (2)
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Second Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Third Amendment to Amended and Restated Employment Agreement for Chairman (8)
10g*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on August 14, 2017) (9)
10h*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (13)
10l*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (14)
10m*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (15)
10n*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (16)
10o*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (17)
10p*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (18)
10q*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (19)
10r*	Form of Indemnification Agreement for Directors and Executive Officers (20)
10s	Credit Agreement dated as of February 28, 2017 by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender (21)
10t	Guaranty Agreement dated as of February 28, 2017 made by certain Subsidiaries of Atrion Corporation in favor of Wells Fargo Bank, National Association, as Lender (22)
10u	Collateral Agreement dated as of February 28, 2017 among Atrion Corporation, certain Subsidiaries of Atrion Corporation and Wells Fargo Bank, National Association, as lender. (23)
10v	Nonqualified Deferred Compensation Plan (24)
13.1	Stock Performance Graph (25)
21	Subsidiaries of Atrion Corporation as of December 31, 2017 (25)
23	Consent of Grant Thornton LLP (25)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (25)
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (25)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (25)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 (25)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes

(1)
Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.

(2)
Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed March 19, 2018.

(3)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed May 9, 2018.

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

(6)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.

(7)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 25, 2016.

(8)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 19, 2019.

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

(17)
Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.

(18)
Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).

(19)
Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.

(20)
Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 12, 2012.

(21)
Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 3, 2017.

(22)
Incorporated by reference to Exhibit 10.2 to Form 8-K of Atrion Corporation filed March 3, 2017.

(23)
Incorporated by reference to Exhibit 10.3 to Form 8-K of Atrion Corporation filed March 3, 2017.

(24)
Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 8, 2017.

(25)
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