Form 10-Q
period 2019-03-31
ATRION CORP
filed 2019-05-08
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2019

or

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

(972) 390-9800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, Par Value $0.10 per share	ATRI	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 20, 2019
Common stock, Par Value $0.10 per share	1,852,756

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)

Revenues	$41,614	$39,401
Cost of goods sold	22,911	20,450
Gross profit	18,703	18,951
Operating expenses:
Selling	2,384	2,018
General and administrative	4,187	4,229
Research and development	1,095	1,338
	7,666	7,585
Operating income	11,037	11,366

Interest and dividend income	582	313
Other investment income/(losses)	211	(772)
	793	(459)

Income before provision for income taxes	11,830	10,907
Provision for income taxes	(2,392)	(2,420)

Net income	$9,438	$8,487

Net income per basic share	$5.09	$4.58
Weighted average basic shares outstanding	1,853	1,852

Net income per diluted share	$5.07	$4.57
Weighted average diluted shares outstanding	1,862	1,856

Dividends per common share	$1.35	$1.20

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	March 31, 2019	December 31, 2018
	(in thousands)
Current assets:
Cash and cash equivalents	$44,043	$58,753
Short-term investments	24,779	9,684
Accounts receivable	21,240	17,014
Inventories	32,801	33,572
Prepaid expenses and other current assets	1,803	3,242
	124,666	122,265

Long-term investments	27,466	21,048

Property, plant and equipment	184,631	181,582
Less accumulated depreciation and amortization	108,691	106,689
	75,940	74,893

Other assets and deferred charges:
Patents	1,629	1,659
Goodwill	9,730	9,730
Other	1,587	1,621
	12,946	13,010

Total assets	$241,018	$231,216
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,917	$9,601
Accrued income and other taxes	1,096	619
	11,013	10,220

Line of credit	--	--

Other non-current liabilities	11,922	10,229

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized10,000 shares, issued 3,420 shares	342	342
Paid-in capital	50,772	50,391
Retained earnings	298,690	291,761
Treasury shares,1,567 at March 31, 2019 and 1,567 at December 31, 2018, at cost	(131,721)	(131,727)
Total stockholders’ equity	218,083	210,767

Total liabilities and stockholders’ equity	$241,018	$231,216

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months EndedMarch 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$9,438	$8,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,546	2,183
Deferred income taxes	627	(138)
Stock-based compensation	380	316
Net change in unrealized gains and losses on investments	(147)	789
Net change in accrued interest, premiums, and discounts
on investments	184	(104)
	13,028	11,533

Changes in operating assets and liabilities:
Accounts receivable	(4,226)	(3,528)
Inventories	771	(553)
Prepaid expenses	1,439	1,135
Other non-current assets	34	(252)
Accounts payable and accrued liabilities	316	(668)
Accrued income and other taxes	477	2,229
Other non-current liabilities	1,066	470
	12,905	10,366

Cash flows from investing activities:
Property, plant and equipment additions	(3,563)	(3,269)
Purchase of investments	(28,218)	(25,521)
Proceeds from maturities of investments	6,667	10,691
	(25,114)	(18,099)

Cash flows from financing activities:
Dividends paid	(2,501)	(2,222)
	(2,501)	(2,222)

Net change in cash and cash equivalents	(14,710)	(9,955)
Cash and cash equivalents at beginning of period	58,753	30,136
Cash and cash equivalents at end of period	$44,043	$20,181

Cash paid for:
Income taxes	$56	$24

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, January 1, 2018	1,836	$342	1,584	$(131,663)	$48,730	$(1,215)	$268,194	$184,388

Net income							8,487	8,487
Reclass from adopting ASO 2016-01						1,215	(1,215)	--
Stock-based compensation transactions				5	314			319
Dividends							(2,226)	(2,226)
Balances, March 31, 2018	1,836	$342	1,584	$(131,658)	$49,044	$0	$273,240	$190,968

Balances, January 1, 2019	1,853	$342	1,567	$(131,727)	$50,391	--	$291,761	$210,767

Net income							9,438	9,438
Stock-based compensation transactions				6	381			387
Dividends							(2,509)	(2,509)
Balances, March 31, 2019	1,853	$342	1,567	$(131,721)	$50,772	--	$298,690	$218,083

The accompanying notes are an integral part of these financial statements

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
Basis of Presentation

The accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 ("2018 Form 10-K"). References herein to "Atrion," the "Company," "we," "our," and "us" refer to Atrion Corporation and its subsidiaries.

(2)
Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$14,789	$14,994
Work in process	7,582	7,214
Finished goods	10,430	11,364
Total inventories	$32,801	$33,572

(3)
Income per share

The following is the computation for basic and diluted income per share:

(1)	Three months EndedMarch 31,
(2)	2019	2018
	(in thousands, except per share amounts)
Net income	$9,438	$8,487
Weighted average basic shares outstanding	1,853	1,852
Add: Effect of dilutive securities	9	4
Weighted average diluted shares outstanding	1,862	1,856
Earnings per share:
Basic	$5.09	$4.58
Diluted	$5.07	$4.57

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing zero and 1,200 shares of common stock for the quarters ended March 31, 2019 and 2018, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)
Investments

As of March 31, 2019, we held investments in commercial paper, bonds and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheet. The equity securities and mutual funds are recorded at fair value in the accompanying consolidated balance sheet. These investments are considered Level 1 or Level 2 as detailed in the table below. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months. The fair values of these investments were estimated using recently executed transactions and market price quotations. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of March 31, 2019:
Money Market	1	7,811	$--	$--	$7,811
Commercial paper	2	22,717	$2	$--	$22,719
Bonds	2	36,886	$--	$(179)	$36,707
Mutual funds	1	924	$--	$(16)	$908
Equity investments	2	5,675	$--	$(2,706)	$2,969

As of December 31, 2018:
Money Market	1	12,319	$--	$--	$12,319
Commercial paper	2	4,393	$--	$--	$4,393
Bonds	2	25,921	$--	$(321)	$25,600
Mutual funds	1	795	$--	$(121)	$674
Equity investments	2	5,675	$--	$(2,814)	$2,861

The above long-term bonds represent investments in various issuers at March 31, 2019. The unrealized losses in these investments relate to a rise in interest rates which resulted in a lower market price for these securities.

The commercial paper has maturities from less than a month to 5.5 months. The bonds have maturities from less than a month to 26.5 months.

(5)
Patents and Licenses

Purchased patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

March 31, 2019			December 31, 2018
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,211	15.67	$13,840	$12,181

Aggregate amortization expense for patents and licenses was $30,000 in each of the three months ended March 31, 2019 and 2018.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2020	$119
2021	$119
2022	$117
2023	$113
2024	$113

(6)
Revenues

We recognize revenue when performance obligations under the terms of a contract with our customer are satisfied. This occurs with the transfer of control of our products to customers when products are shipped. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services. Sales and other taxes we may collect concurrent with revenue-producing activities are excluded from revenue.

A summary of revenues by geographic area, based on shipping destination, for the first quarter of 2019 and 2018 is as follows (in thousands):

	2019	2018
United States	$26,989	$24,607
Germany	2,164	2,671
Other countries less than 5% of revenues	12,461	12,123
Total	$41,614	$39,401

A summary of revenues by product line for first quarter in each of 2019 and 2018 is as follows (in thousands):

	2019	2018
Fluid Delivery	$18,161	$18,800
Cardiovascular	15,420	13,210
Ophthalmology	2,283	2,785
Other	5,750	4,606
Total	$41,614	$39,401

The vast majority (98%) of our revenue is driven by a purchase order (our “contract”) and recognized at a single point in time when the performance obligation of the product being shipped is satisfied, rather than recognized over time, and is presented as a receivable on the balance sheet. Payment is typically due within 30 days.

We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments. On an ongoing basis, the collectability of accounts receivable is assessed based upon historical collection trends, current economic factors and the assessment of the collectability of specific accounts. An account is written off when it is determined the receivable will not be collected. Historically, bad debt has been immaterial.

We have elected to recognize the cost of shipping as an expense in cost of sales when control over the product has transferred to the customer.

We do not make any material accruals for product returns and warranty obligations because our returns and warranty obligations have been very low due to our focus on quality control.

We do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount for which we have the right to invoice. We believe that the complexity added to our disclosures by the inclusion of a large amount of insignificant detail in attempting to disclose information about immaterial contracts would potentially obscure more useful and important information.

(7)
Recent Accounting Pronouncements

ASU 2016-02, Leases

On February 25, 2016 the FASB issued ASU 2016-02, Leases (ASC 842).  We early-adopted this standard as of January 1, 2018. In July 2018, we adopted the practical expedient in ASU 2018-11 - Leases: Targeted Improvements which allows lessors to combine lease and non-lease components into a single performance obligation. The impact of these changes on our consolidated financial statements was not material.

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

For the three months ended March 31, 2019, we reported revenues of $41.6 million, operating income of $11.0 million and net income of $9.4 million, up 6 percent, down 3 percent and up 11 percent, respectively, from the three months ended March 31, 2018.

Results for the three months ended March 31, 2019
Consolidated net income totaled $9.4 million, or $5.09 per basic and $5.07 per diluted share, in the first quarter of 2019. This is compared with consolidated net income of $8.5 million, or $4.58 per basic and $4.57 per diluted share, in the first quarter of 2018. The income per basic share computations are based on weighted average basic shares outstanding of 1,853,000 in the 2019 period and 1,852,000 in the 2018 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,862,000 in the 2019 period and 1,856,000 in the 2018 period.

Consolidated revenues of $41.6 million for the first quarter of 2019 were 6 percent higher than revenues of $39.4 million for the first quarter of 2018.

Revenues by product line were as follows (in thousands):

	Three Months endedMarch 31,
	2019	2018

Fluid Delivery	$18,161	$18,800
Cardiovascular	15,420	13,210
Ophthalmology	2,283	2,785
Other	5,750	4,606
Total	$41,614	$39,401

Cost of goods sold of $22.9 million for the first quarter of 2019 was 12 percent higher than cost of goods sold of $20.5 million for the first quarter of 2018 primarily due to higher sales volumes and a less favorable product sales mix partially offset by the impact of continued cost improvement projects. Our cost of goods sold in the first quarter of 2019 was 55.1 percent of revenues compared with 51.9 percent of revenues in the first quarter of 2018.

Gross profit of $18.7 million in the first quarter of 2019 was $248,000, or 1 percent, lower than in the comparable 2018 period. Our gross profit percentage in the first quarter of 2019 was 44.9 percent of revenues compared with 48.1 percent of revenues in the first quarter of 2018. The decrease in gross profit percentage in the 2019 period compared to the 2018 period was primarily related to the less favorable product sales mix partially offset by cost improvement projects mentioned above.

Our first quarter 2019 operating expenses of $7.7 million were $81,000 higher than the operating expenses for the first quarter of 2018. This increase was attributable to a $366,000 increase in Selling expenses partially offset by a $42,000 decrease in General and Administrative, or G&A, expenses and a $243,000 decrease in Research and Development, or R&D, expenses. The increase in Selling expenses was principally attributable to increased commissions, compensation, outside services, trade show expenses and travel costs. The decrease in G&A expenses for the first quarter of 2019 was principally attributable to decreased outside services partially offset by increased travel and information technology costs. The decrease in R&D expenses was primarily related to decreased outside services and decreased materials and supplies costs partially offset by increased travel costs.

Operating income in the first quarter of 2019 decreased $329,000 to $11.0 million, a 3 percent decrease compared to our operating income in the quarter ended March 31, 2018. Operating income was 27 percent of revenues for the first quarter of 2019 and 29 percent of revenues for the first quarter of 2018.

Interest and dividend income in the first quarter of 2019 was $582,000, compared with $313,000 for the same period in the prior year. Increased levels of investment and increased interest rates were the primary reasons for the increase.

Other investment income in the first quarter of 2019 was $211,000 compared with an investment loss of $772,000 in the first quarter of 2018. We adopted ASU 2016-01 as of January 1, 2018 (see Note 6). For the first quarter of 2018 we recorded an unrealized loss on an equity investment of $778,000 as a result of a drop in the market value of this investment during the quarter.

Income tax expense was $2.4 million for the first quarter in each of 2019 and 2018. The effective tax rate for the first quarter of 2019 was 20.2 percent, compared with 22.2 percent for the first quarter of 2018. We expect the effective tax rate for the remainder of 2019 to be approximately 20.0 percent.

Liquidity and Capital Resources
As of March 31, 2019, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2022. We had no outstanding borrowings under our credit facility at March 31, 2019. Our ability to borrow funds under the credit agreement from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At March 31, 2019, we were in compliance with all financial covenants

At March 31, 2019, we had a total of $96.3 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $6.8 million from December 31, 2018. The principal contributor to this increase was operating results.

Cash flows from operating activities of $12.9 million for the three months ended March 31, 2019 were primarily comprised of net income plus the net effect of non-cash expenses, decreases in prepaid expenses and increases in other non-current liabilities partially offset by increases in accounts receivable. During the first three months of 2019, we expended $3.6 million for the addition of property and equipment, $28.2 million for the purchase of investments and $2.5 million for dividends. During the same period, maturities of investments generated $6.7 million in cash.

At March 31, 2019, we had working capital of $113.7 million, including $44.0 million in cash and cash equivalents and $24.8 million in short-term investments. The $1.6 million increase in working capital during the first three months of 2019 was primarily related to an increase in accounts receivable. This increase was partially offset by decreases in prepaid expenses and inventories and increases in accounts payable, accrued liabilities and accrued income and other taxes. The increase in accounts receivable was primarily related to increased revenues for the first quarter of 2019 as compared to the fourth quarter of 2018. The increases in accounts payable and accrued liabilities are primarily related to the timing of payments for replenishment of inventories and operating expenses. The increases in accrued income and other taxes are primarily related to accrued federal and state income taxes relating to operating results.

We believe that our $96.3 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the planned expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will continue to increase during the remainder of 2019

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2019, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, our access to equity and debt financing, and the increase in cash, cash equivalents, and investments during the remainder of 2019. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2019, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2018 Form 10-K.

Item 4.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.    Risk Factors

There were no material changes to the risk factors disclosed in our 2018 Form 10-K.

Item 6.    Exhibits

Exhibit Number	Description
10.1	Second Amended and Restated Change in Control Agreement between Atrion Corporation and David A. Battat
10.2	Second Amended and Restated Employment Agreement between Atrion Corporations and Emile A Battat
10.3	Severance Plan for Jeffery Strickland, as amended March 11, 2019
10.4	Atrion Corporation Short-Term Incentive Compensation Plan, as last amended March 11, 2019
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: May 8, 2019	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Date: May 8, 2019	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	Second Amended and Restated Change in Control Agreement between Atrion Corporation and David A. Battat
10.2	Second Amended and Restated Employment Agreement between Atrion Corporations and Emile A Battat
10.3	Severance Plan for Jeffery Strickland, as amended March 11, 2019
10.4	Atrion Corporation Short-Term Incentive Compensation Plan, as last amended March 11, 2019
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document