Form 10-K
period 2019-12-31
ATRION CORP
filed 2020-03-02
CIK 701288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __to __

Commission File Number 001-32982

_________________________________________

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

Yes ☐     No ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of, June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,228,356,621 based on the $852.74 closing price reported for such date on the NASDAQ Global Select Market.

Number of shares of Common Stock outstanding at February 14, 2020: 1,854,829

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the Company’s definitive proxy statement relating to the 2020 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2019

_________________________________________

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

ITEM 1.                BUSINESS.

General

Atrion Corporation and its subsidiaries (“we,” “our,” “us,” “Atrion,” or the “Company”) develop and manufacture products, primarily for medical applications. Our medical products are used in a number of fields including fluid delivery, cardiovascular and ophthalmic applications.

Our fluid delivery products accounted for 46 percent of net revenues for each of 2019 and 2018 and 44 percent of net revenues for 2017.  We have developed a wide variety of proprietary valves designed to precisely fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, intravenous, catheter and other applications in fields such as anesthesia and oncology.  We make products that deliver fluids as well as promote infection control in hospital and home healthcare environments.

Our cardiovascular products accounted for 35 percent of net revenues for 2019 and 33 percent for each of 2018 and 2017. At the core of our cardiovascular products is the MPS2® Myocardial Protection System, or MPS2, a proprietary technology that is the only system used in open-heart surgery that delivers to the heart essential fluids and medications, mixes critical drugs and controls temperature, pressure and other variables. This system indicates improved outcomes offering an integrated, flexible set of choices during surgery without diluting the blood. We also develop and manufacture other cardiovascular products such as cardiac surgery vacuum relief valves; silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; as well as products used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

Our ophthalmic products accounted for 5 percent, 7 percent and 9 percent of our net revenues for 2019, 2018 and 2017, respectively. We are a leading manufacturer of specialized medical devices that disinfect contact lenses. We also manufacture a proprietary line of balloon catheters used in the treatment of nasolacrimal duct obstruction in children and adults.

Our other medical and non-medical products accounted for 14 percent of our net revenues for each of 2019, 2018 and 2017. One of these product lines consists of instrumentation and associated disposables used to measure the activated clotting time of blood. In addition, we manufacture and sell a line of products designed for safe needle and scalpel blade containment. We are also the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture components used in inflatable survival products and structures. We also produce one-way and two-way pressure relief valves that protect sensitive electronics and other products during transport in medical and non-medical applications.

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

We offer customer service, training and education and technical support such as field service, spare parts, maintenance and repair for certain of our products. We periodically advertise our products in trade journals, routinely attend and participate in industry trade shows throughout the United States and internationally, and sponsor scientific symposia as a means of disseminating product information. We also have supportive literature on the benefits of our products.

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

Skilled workers are required for the manufacturing of our products, and we believe that additional workers with these skills are readily available in the areas where our facilities are located.

Our medical device operations are EN ISO13485:2016 certified and are subject to FDA jurisdiction.

Research and Development

A well-targeted research and development, or R&D, program is an essential part of our activities, and we are currently engaged in a number of R&D projects. The objective of this program is to develop new products in our current product lines, improve current products and develop new product lines. The Company expects to continue additional R&D in 2020 in all these fields.

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

Intellectual Property

Our success may depend in part on our ability to protect our intellectual property, and we rely partly on a combination of patent, copyright, trademark, and trade secret laws to protect our intellectual property interests. We own 331 patents and patent applications pending on products that are currently being sold by us or which we intend to sell in the future, 85 of which relate to fluid delivery products, 13 of which relate to cardiovascular products, 77 of which relate to ophthalmology products, and 146 of which relate to other products. We pay royalties to an outside party under a license agreement for one patent. Our patents expire at various times over the next 18 years, with patent protection for one current material product expiring in August 2022. Patent protection for no other material product ends in the current decade. In assessing the importance of patents to our business and the impact of the expirations of our patents, we believe it is appropriate to take into account a number of factors, including the following: We have contractual commitments for certain products that extend beyond the expiration dates of our patents. Additionally, many of our products are components in other medical devices and the cost of those components is generally very small compared to the cost of those medical devices. As a result, the manufacturers of those medical devices and their customers would likely experience an elaborate technical and regulatory process that could add significant costs and delays to substitute alternative components and may not be cost effective, thus making it difficult for our potential competitors to replace our components in those medical devices. We manufacture our own products, and that experience has been and is expected to continue to be beneficial to us beyond the expiration of our patents. During the life of a patent, we frequently invest in automation to increase quality and reduce cost, and we allocate resources to improving and developing enhancements to our products. Our experience has been that these steps increase the likelihood that we will be able to compete effectively after our patents expire if others try to duplicate our products. We have often been able to sell our products for many years beyond their patent expirations and expect that to continue in the future. However, we recognize that our future growth depends, in part, on our success in continuing to expand our patent portfolio as older patents expire. Much of our research and development effort is aimed at developing new products that will eventually take the place of our currently patented products. For these reasons, as well as others, we believe that no single patent expiration would have a material adverse effect on our business as a whole. We also have a number of trademark registrations that are generally for fixed but renewable terms.

We have developed technical knowledge which, although non-patentable, we consider to be significant in enabling us to compete. We have entered into agreements with key employees prohibiting them from disclosing any of our trade secrets or other confidential information. In addition, generally these agreements also provide that inventions or discoveries relating to our business by these individuals will be assigned to us and become our sole property. ..

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

In many of our markets, we compete with numerous other companies in the sale of healthcare products. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing and R&D staffs and facilities than ours. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of our cardiovascular and fluid delivery competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, health maintenance organizations, and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. Furthermore, innovations in surgical techniques, product design or functions, or medical practices could have the effect of reducing or eliminating market demand for one or more of our products. In addition, our competitors may use price reductions to preserve market share in their product markets.

For some customers or prospective customers, we design products for a customer or potential customer prior to entering into long-term development and manufacturing agreements with those customers or prospective customers. Because these products are somewhat limited in number and normally are only a component of the ultimate product sold by our customers, we are dependent on our ability to meet the quality requirements of our customers and must continually be attentive to the need to manufacture such products at competitive prices and in compliance with strict manufacturing standards. Additionally, we are dependent on our customers’ success in the marketing of the ultimate products sold. We also compete in the market for inflation devices used in marine and aviation equipment.

Government Regulation

Products

The manufacture and sale of medical products are subject to comprehensive regulation by numerous United States and foreign regulatory agencies, principally the FDA in the United States. The R&D, manufacturing, promotion, marketing and distribution of medical products in the United States are subject to the provisions of the Federal Food, Drug and Cosmetic Act, or FDCA, and the regulations promulgated thereunder. All manufacturers of medical devices must register with the FDA and list all medical devices manufactured by them. The list must be updated annually. Our medical products subsidiaries and certain of our customers are subject to inspection by the FDA for compliance with such regulations and procedures and our medical products manufacturing facilities are subject to regulation by the FDA. In order for our products to be marketed in countries outside the United States, regulatory approvals must be obtained, and extensive product and quality system regulations must be complied with, in those countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary significantly from country to country. Some countries have regulatory review processes which are substantially longer than similar processes in the United States. Failure to obtain regulatory approval in a timely manner and to meet all local requirements including language and specific safety standards in any foreign country in which we would like for our products to be sold could prevent our products from being marketed in those countries.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) were enacted. The Affordable Care Act made changes that have had a significant impact on healthcare providers, medical device and pharmaceutical companies and insurers. To generate revenues to fund the expansion of healthcare coverage, the Affordable Care Act has a number of provisions, including a 2.3 percent excise tax on the sale in the United States of certain medical devices by the manufacturer, producer or importer effective after December 31, 2012. That excise tax was repealed by the Further Consolidated Appropriations Act that was signed into law on December 20, 2019. As a result of the repeal and prior moratorium or delays in imposition of the excise tax, sales of medical devices after December 15, 2015 were not and will not be subject to the excise tax. The Affordable Care Act also established a payment transparency program, sometimes referred to as the Physician Payments Sunshine Act that requires medical device and drug manufacturers, including the Company, to report to the Centers for Medicare & Medicaid Services, or CMS, payments or other transfers of value made to physicians and teaching hospitals. The program is intended to provide patients with enhanced transparency as to the financial relationships that physicians and teaching hospitals have with medical device and drug manufacturers. On January 20, 2017, President Trump signed an Executive Order directing federal agencies to exercise all authority and discretion available to them under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. There have also been judicial and congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump Administration to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. The Tax Cuts and Jobs Act of 2017, or Tax Act, which was enacted on December 22, 2017, reduced the Affordable Care Act’s shared-responsibility payment to zero, effective January 1, 2019.  Following the enactment of the Tax Act, on December 14, 2018 in a case in the United States District Court for the Northern District of Texas, a federal judge ruled that the individual mandate imposed by the Affordable Care Act is unconstitutional and inseverable from the other provisions of the Affordable Care Act and, therefore, the remaining provisions of the Affordable Care Act are invalid. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit affirmed the ruling of the United States District Court but sent the case back to that court to consider how much, if any, of the Affordable Care Act, other than the individual mandate, should be invalidated. In January 2020, the Supreme Court of the United States declined to expedite its decision whether to review the Fifth Circuit’s decision, thus leaving the future of the Affordable Care Act uncertain.  Although the Trump Administration and CMS have indicated that this ruling will have no immediate effect, we cannot presently determine how this case, as well as other actions to repeal or replace the Affordable Care Act, will affect our business.  Even while the impact of that case is unclear, the Trump Administration is likely to continue shaping the law significantly through regulations that may impact the health insurance marketplaces, essential health benefits requirements, and Medicaid marketplace waivers for state flexibilities. Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would adversely affect our business, financial condition, and results of operations. Further, we anticipate that state legislatures and the private sector will continue to review and assess healthcare reform, including alternative healthcare delivery and payment systems. We cannot predict with certainty what impact the adoption or modification of any such reform measures or market forces may have on our business.

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

People

At January 31, 2020, we had 616 employees. We are proud that many of our employees have tenures with us ranging from 10 to 40 years.

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

●

Our business is dependent on third-party sterilization for many of our products, and the closure of sterilization facilities that provide sterilization services for us may adversely affect our business.

The United States Food and Drug Administration, or FDA, recently issued a caution concerning a nationwide shortage of medical devices due to issues with contract sterilizers. Two significant contract sterilization facilities that service many medical device companies were shut down in 2019 due to environmental concerns—one permanently and one temporarily—and local officials asked a third facility to voluntarily halt operations. The loss of sterilization capacity caused significant delays at this country’s remaining sterilization facilities. If we do not have access to sterilization facilities that have a capacity to process our products requiring sterilization, we may experience delays in, or reduction of, sales and deliveries of those products.

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

Our ability to remain competitive is dependent, in part, upon our ability to protect our intellectual property rights and prevent other companies from using our intellectual property. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws and confidentiality agreements. However, these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Additionally, these measures may not prevent competitors from duplicating our products or gaining access to our proprietary information and technology. Third parties may copy all or portions of our products or otherwise use our intellectual property without authorization, and we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions, all of which could have an adverse effect on our business, operations, or financial condition. Others may challenge the validity of any patents issued to us, and we could encounter legal and financial difficulties in enforcing our patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render our patents less valuable or obsolete. Our patents expire at various times over the next 18 years. Once patents expire, some customers may not continue to purchase from us, opting for competitive copies instead. In such event, our sales and profits could decline substantially. During the terms of our patents, third parties may develop similar or superior technology independently or by designing around our patents. Additionally, if we do not develop and launch new products prior to the expiration of patents or before the demand for our existing products declines, our sales and profits could be adversely affected.

We have developed technical knowledge which, although non-patentable, we consider to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into agreements with key employees prohibiting them from disclosing any of our trade secrets or other confidential information. In addition, generally these agreement also provide that inventions or discoveries relating to our business by these individuals will be assigned to us and become our sole property. We cannot assure you that the enforceability of these agreements will not be challenged or that our trade secrets will not become known to, or be independently developed by, our competitors.

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

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. Any failure to receive the regulatory approvals necessary to commercialize our product candidates, or the subsequent withdrawal of any such approvals, would harm our business. Additionally, modification of our existing products may require regulatory approval. The process of obtaining these approvals and the subsequent compliance with federal and state statutes and regulations require spending substantial time and financial resources. If we fail to obtain or maintain, or encounter delays in obtaining or maintaining, regulatory approvals, the marketing of any products we develop or modify, our ability to receive product revenues, and our liquidity and capital resources could be adversely affected.

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

●

A portion of our business relies on distribution agreements and relationships with various distributors and any adverse change in those relationships could result in a loss of revenue and harm that business.

We have strategic relationships with, and sell many of our products through, a number of distributors.. To the extent that we rely on distributors, our success will depend on the efforts of others over whom we may have little or no control. Some of our distributors also sell our competitors’ products, and, if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. The success of the arrangements with these distributors depends, in part, on the continued adherence to the terms of our agreements with them. Any disruption in these arrangements may adversely affect our financial condition and results of operations. The actions of distributors in foreign countries may adversely affect our ability to market effectively our products in those countries, particularly if a distributor holds the regulatory authorization in such countries and such actions result in the suspension or revocation of such authorization.  In such cases, re-establishing market access or regulatory authorization may be difficult, expensive or time consuming. Also, we may be named as a defendant in litigation against our distributors related to sales of our products by them.

●	Severe weather, natural disasters, acts of war or terrorism or other external events could significantly impact our business.

We currently conduct all our development, manufacturing and management at three locations. Severe weather, natural disasters, public health crises, including the occurrence of a contagious disease or illness such as a novel coronavirus, acts of war or terrorism and other adverse external events at any one or more of these locations could have a significant impact on our ability to conduct business. We have the ability to transfer the production of certain products from a facility affected by such events, but doing so would be expensive. Our disaster recovery policies and procedures may not be effective and the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. The insurance we maintain may not be adequate to cover our losses.

●	Our sales and operations are subject to the risks of doing business internationally.

A substantial portion of our sales occur outside the United States, and we are increasing our presence in international markets. Sales outside the United States subject us to many risks, such as:

●

economic or political instability, natural disasters, public health crises, including the occurrence of a contagious disease or illness such as a novel coronavirus, war and terrorism that disrupt foreign healthcare payment systems or businesses;

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

We have historically experienced, and may continue to experience, fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control and may result in volatility of our stock price. Future operating results will depend on many factors, including:

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

Stock price volatility may make it more difficult for our stockholders to sell their common stock when they want to and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	actual or anticipated variations in quarterly results of operations;
●	recommendations by securities analysts;
●	operating and stock price performance of other companies that investors deem comparable to the Company;
●	perceptions in the marketplace regarding the Company and our competitors;
●	new technology used, or services offered, by competitors;
●	trading by funds with high-turnover practices or strategies;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or our competitors;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	our stock repurchase program;
●	changes in government regulations; and
●	economic or political instability, natural disasters, public health crises, acts or threats of terrorism or military conflicts.

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

Item 4.     Mine Safety disclosures.

Not applicable.

Information about our Executive Officers

Name	Age	Title
Emile A Battat	81	Chairman of the Board of the Company and Chairman of the Board of Halkey-Roberts Corporation, or Halkey-Roberts, one of our subsidiaries

David A. Battat	50	President and Chief Executive Officer of the Company, President of Halkey-Roberts and Chairman of the Board of all other subsidiaries

Jeffery Strickland	61	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Messrs. David Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. Emile Battat currently serves as an officer of the Company. The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. The next meetings of the stockholders of the Company and our subsidiaries are expected to be held in May 2020 and the Boards of Directors of the Company and our subsidiaries are expected to meet promptly thereafter. Accordingly, the terms of office of the current officers of the Company and our subsidiaries are anticipated to expire in May 2020.

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

PART II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and issueR purchases of equity securities.

Our common stock is traded on the NASDAQ Global Select Market (Symbol ATRI). As of February 14, 2020, we had 109 record holders, and 8,200 beneficial owners, of our common stock. We are currently paying quarterly cash dividends on our common stock and expect to continue paying quarterly cash dividends in the future.

During the year ended December 31, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933 and during the fourth quarter of 2019 we did not purchase any of our common stock.

The stock performance graph set forth in our 2019 Annual Report to Stockholders is incorporated by reference herein and is included in Exhibit 13.1 to this Form 10-K.  However, the stock performance graph is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934. In addition, the stock performance graph shall not be deemed incorporated by reference by any statement that incorporates this Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

ITEM 6.     Selected Financial Data

(in thousands, except per share amounts)

	2019	2018	2017	2016	2015
Operating Results for the Year ended December 31,
Revenues	$155,066	$152,448	$146,595	$143,487	$145,733
Operating income	40,529	41,707	41,274	39,126	42,510
Net income	36,761	34,255	36,593	27,581	28,925
Depreciation and amortization	10,853	9,123	8,677	8,953	8,823
Per Share Data:
Net income per diluted share	$19.73	$18.44	$19.71	$14.85	$15.47
Cash dividends per common share	$5.80	$5.10	$4.50	$3.90	$3.30
Average diluted shares outstanding	1,863	1,858	1,857	1,857	1,870
Financial Position at December 31,
Total assets	$262,031	$231,216	$203,780	$181,942	$164,336
Long-term debt	-	-	-	-	-

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We develop and manufacture products primarily for medical applications.  We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers.  Our medical products primarily serve the fluid delivery, cardiovascular and ophthalmology markets.  Our other medical and non-medical products include valves and inflation devices used in marine and aviation safety products.  In 2019, approximately 36 percent of our sales were outside the United States.

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

For the year ended December 31, 2019, we reported revenues of $155.1 million, operating income of $40.5 million and net income of $36.8 million.

Results of Operations

Our net income was $36.8 million, or $19.82 per basic and $19.73 per diluted share, in 2019 compared to $34.3 million, or $18.49 per basic and $18.44 per diluted share in 2018. Revenues were $155.1 million in 2019 compared with $152.5 million in 2018.

Annual revenues by product lines were as follows (in thousands):

	2019	2018

Fluid Delivery	$72,117	$70,606
Cardiovascular	54,799	50,904
Ophthalmology	7,124	10,473
Other	21,026	20,465
Total	$155,066	$152,448

Consolidated revenues of $155 million in 2019 were 2 percent higher than revenues in 2018. This increase was primarily related to increased volumes in 2019. In the third quarter of 2019, the United States Food and Drug Administration, or FDA, issued a caution concerning a nationwide shortage of medical devices due to issues with contract sterilizers.  Specifically, two significant contract sterilization facilities utilized by many medical device companies were shut down because of environmental concerns - one permanently and one temporarily. This loss of sterilization capacity caused significant delays at the country’s remaining sterilization facilities.  Due to this loss of capacity, we experienced delays in some of our sales during the third and fourth quarters of 2019. The sterilization capacity shortage affecting our products was resolved in early 2020 as we were able to validate the use of a new sterilization facility.  We anticipate most of the sales that were delayed in 2019 will be completed and products shipped by the end of the second quarter of 2020.

Our cost of goods sold was $84.4 million in 2019 compared with $80.7 million in 2018.  Increased sales volumes and increased manufacturing overhead expenses partially offset by favorable product sales mix, improved manufacturing efficiencies and the impact of continued cost improvement projects were the primary contributors to the increase in cost of goods sold in 2019 compared to 2018

Gross profit in 2019 was $70.7 million compared with $71.8 million in 2018.  Our gross profit was 46 percent of revenues in 2019 compared with 47 percent of revenues in 2018.  The decrease in gross profit percentage in 2019 from 2018 was primarily related to an increase in manufacturing overhead expenses.

Operating expenses were $30.2 million in 2019 and $30.1 million in 2018.  R&D expenses decreased $475,000 in 2019 as compared with 2018 primarily as a result of decreased costs in supplies and outside services.  R&D expenses consist primarily of salaries and other related expenses of our R&D personnel as well as costs associated with regulatory matters.  In 2019, selling expenses increased $472,000 compared with 2018 primarily as a result of increased salaries and commissions partially offset by reduced travel costs and outside services.  Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. General and Administrative, or G&A, expenses increased $91,000 in 2019 as compared to 2018 primarily as a result of increased computer hardware and software costs.  G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees.

Our operating income for 2019 was $40.5 million compared with $41.7 million in 2018.  Operating income was 26 percent of revenues in 2019 and 27 percent of revenues in 2018.  A decrease in 2019 gross profit primarily attributed to increased manufacturing overhead costs and delays in shipments due to third-party sterilization capacity issues adversely affected operating income for 2019 as compared to the previous year.

Interest and Dividend income for 2019 was $2.5 million compared with $1.7 million in 2018.  Increased levels of investments, increased interest rates and increased dividends on our equity investments were the primary reasons for the increase in 2019 compared to 2018.

Other Investment Income was $0.2 million in 2019 compared to $1.4 million loss in 2018.  The improvement from 2018 to 2019 was primarily related to unrealized gains on equity investments as a result of an increase in market value on the investments.  In 2018, our equity investments had a decline in market value.

Income tax expense in 2019 totaled $6.4 million compared with $7.8 million in 2018.  The effective tax rates were 14.8 percent in 2019 and 18.5 percent in 2018.  The lower effective tax rate in 2019 was primarily related to increased tax benefits from foreign-derived intangible income deduction, R&D tax credits, excess tax benefits related to employee stock compensation and lower state income taxes.  We expect our effective tax rate for 2020 to be approximately 18.0 percent.

For information on the Company’s results of operations for the fiscal year ended December 31, 2017 and a comparison of that information to that for the year ended December 31, 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on February 26, 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had a $75.0 million revolving credit facility with a money-center bank pursuant to which the lender is obligated to make advances until February 28, 2022.  The credit facility is secured by substantially all of our inventories, equipment and accounts receivable.  Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus 0.875 percent (2.64 percent at December 31, 2019) and is payable monthly. We had no outstanding borrowings under the credit facility at December 31, 2019 or December 31, 2018.  Our ability to borrow funds under the credit facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization.  At December 31, 2019, we were in compliance with all of these covenants.

At December 31, 2019, we had a total of $100.6 million in cash and cash equivalents, short-term investments and long-term investments, an increase of $11.1 million from December 31, 2018.  The principal contributor to this increase was positive cash flows from operations.

Cash flows provided by operations of $42.5 million in 2019 were primarily comprised of net income plus the net effect of non-cash expenses.  At December 31, 2019, we had working capital of $121.1 million, including $45.0 million in cash and cash equivalents and $23.8 million in short-term investments.  The $9.0 million increase in working capital during 2019 was primarily related to increases in short term investments and inventories partially offset by decreases in cash and cash equivalents.  The net increase in short-term investments was primarily in bonds and commercial paper. The increase in inventories was primarily related to delays in shipments to customers due to the sterilization capacity issue from the shutdown of two of our contract sterilization facilities and the replenishment of inventories to levels required for operational effectiveness.  Working capital items consisted primarily of cash, accounts receivable, short-term investments, inventories and other current assets minus accounts payable and other current liabilities.

Capital expenditures for property, plant and equipment totaled $20.4 million in 2019, compared with $17.5 million in 2018.  These expenditures were primarily for machinery and equipment.  Purchases of investments totaled $83.7 million in 2019, compared to $28.5 million in 2018.  Proceeds from maturities of investments totaled $59.3 million in 2019 and $40.9 million in 2018.  We expect 2020 capital expenditures, primarily machinery and equipment, to be greater than the average amounts expended during each of the past three years.

We paid cash dividends totaling $10.8 million and $9.5 million during 2019 and 2018, respectively.  We expect to fund future dividend payments with cash flows from operations. No treasury stock was purchased in 2019 or 2018.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2019:

	Payments due by period

Contractual Obligations	Total	2020	2021 - 2022	2023-2024		2025 and thereafter
	(in thousands				)
Lease Obligations	$567	$299	$268	$-		$-
Purchase Obligations	$30,004	$29,691	$280	$33		$-
Total	$30,571	$29,990	$548	$33		$-

We believe our cash, cash equivalents, short-term investments and long-term investments, cash flows from operations and available borrowings of up to $75.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we expect our cash and cash equivalents and investments, as a whole, to continue increasing in 2020.

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

New Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall Recognition and Measurement of Financial Assets and Financial Liabilities . The main objective of this update is to enhance the reporting model for financial instruments in order to provide users of financial statements with more decision-useful information. Changes to the previous guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.

The primary impact of this change for us relates to our available-for-sale equity investments and resulted in unrecognized gains and losses from our investments being reflected in our Consolidated Statement of Income beginning in 2018.  We adopted ASU 2016-01 as of January 1, 2018, applying the update by means of a cumulative-effect adjustment to our consolidated balance sheets by reclassifying the balance of our Accumulated Other Comprehensive Loss in the stockholders’ equity section of the consolidated balance sheets to Retained Earnings. The balance reclassified of $1,215,000 was a result of prior-period unrealized losses from our equity investments.

In 2019, we recorded a net unrealized gain of $135,000 as a result of a net increase in market value of our equity investments during the year.  In 2018 we recorded a loss on our equity investments of $1,399,000 as a result of a decrease in the market value of these investments during the year. These gains and losses are reflected in other investment income (loss) in our Consolidated Statements of Income.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses , which provided additional implementation guidance on the previously issued ASU. Management has reviewed the guidance, performed an assessment of this guidance and expects the outcome of adoption of this standard to be immaterial to the financial statements.

From time to time new accounting pronouncements applicable to us are issued by the FASB, or other standards setting bodies, which we will adopt as of the specified effective date.  Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In the preparation of these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We believe the following discussion addresses our most critical accounting policies and estimates, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions.

From time to time we accrue legal costs associated with certain litigation. In making determinations of likely outcomes of litigation matters, we consider the evaluation of legal counsel knowledgeable about each matter, case law and other case-specific issues. We believe these accruals are adequate to cover the legal fees and expenses associated with litigating these matters. However, the time and cost required to litigate these matters as well as the outcomes of the proceedings may vary significantly from what we have projected.

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

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories are carried as standard cost, which approximates actual cost, and includes material, labor and allocated overhead. Standard costs are reviewed at least quarterly by management, or more often in the event circumstances indicate a change in cost has occurred. Adjustments to the cost basis of our inventory are made for excess and obsolete items based on usage, orders and technological obsolescence.

During 2019, 2018 and 2017, none of our critical accounting estimates required significant adjustments. We did not note any material events or changes in circumstances indicating that the carrying value of long-lived assets were not recoverable.

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

Market Risk and Credit Risk

Our cash deposits are held in accounts with financial institutions that we believe are creditworthy. Certain of these accounts at times may exceed federally-insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds.

We have investments in money market funds, bonds and commercial paper. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer and otherwise. These securities have a higher degree of, and a greater exposure to, credit or default risk and may be less liquid in times of economic weakness or market disruptions as compared with cash deposits. We have also invested a portion of our available funds in equity securities and mutual funds. The value of these securities fluctuates due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline and may negatively impact our financial condition.

Forward-looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Form 10-K that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our R&D program in 2020, the completion of sales by the end of the second quarter of 2020 that were delayed due to a shortage in third-party sterilization capacity, our effective tax rate for 2020, our 2020 capital expenditures, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, the impact on our consolidated financial statement of recently issued accounting standards when we adopt those standards, and increases in 2020 in cash, cash equivalents and investments. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel and the loss of any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition.  The forward-looking statements in this Form 10-K are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Atrion Corporation

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2020 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

March 2, 2020

ATRION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the year ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands, except per share amounts)

Revenues	$155,066	$152,448	$146,595
Cost of Goods Sold	84,378	80,670	75,841
Gross Profit	70,688	71,778	70,754

Operating Expenses:
Selling	8,813	8,341	7,251
General and administrative	16,308	16,217	16,430
Research and development	5,038	5,513	5,799
	30,159	30,071	29,480

Operating Income	40,529	41,707	41,274

Interest and Dividend Income	2,487	1,667	1,061
Other Investment Income (Loss)	152	(1,380)	4
Other Income (Expense), net	--	42	1
Income before Provision for Income Taxes	43,168	42,036	42,340

Provision for Income Taxes	(6,407)	(7,781)	(5,747)

Net Income	$36,761	$34,255	$36,593

Net Income Per Basic Share	$19.82	$18.49	$19.82

Weighted Average Basic Shares Outstanding	1,855	1,853	1,846

Net Income Per Diluted Share	$19.73	$18.44	$19.71

Weighted Average Diluted Shares Outstanding	1,863	1,858	1,857

Dividends Per Common Share	$5.80	$5.10	$4.50

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the year ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands)

Net Income	$36,761	$34,255	$36,593

Other Comprehensive Loss, net of tax:
Unrealized Loss on investments, net of tax benefits of $68 in 2017	--	--	(741)

Comprehensive Income	$36,761	$34,255	$35,852

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2019 and 2018

Assets:	2019	2018
	(In thousands)

Current Assets:
Cash and cash equivalents	$45,048	$58,753
Short-term investments	23,766	9,684
Accounts receivable, net of allowance for doubtful accounts of $36 and $21 in 2019 and 2018, respectively	18,886	17,014
Inventories	42,093	33,572
Prepaid expenses and other current assets	2,545	3,242
Total Current Assets	132,338	122,265

Long-term investments	31,772	21,048

Property, Plant and Equipment	200,990	181,582
Less: accumulated depreciation	116,384	106,689
	84,606	74,893

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $12,301 and $12,181 in 2019 and 2018, respectively	1,539	1,659
Goodwill	9,730	9,730
Other	2,046	1,621
	13,315	13,010

Total Assets	$262,031	$231,216

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

Consolidated BALANCE SHEETs

As of December 31, 2019 and 2018

Liabilities and Stockholders’ Equity:	2019	2018
	(In thousands)

Current Liabilities:
Accounts payable	$5,707	$5,082
Accrued liabilities	5,148	4,519
Accrued income and other taxes	419	619
Total Current Liabilities	11,274	10,220

Line of credit	—	—

Other Liabilities and Deferred Credits:
Deferred income taxes	8,496	6,687
Other	4,391	3,542
	12,887	10,229

Total Liabilities	24,161	20,449

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	52,043	50,391
Accumulated other comprehensive loss	—	—
Retained earnings	317,745	291,761
Treasury shares, 1,565 shares in 2019 and 1,567 shares in 2018, at cost	(132,260)	(131,727)
Total Stockholders’ Equity	237,870	210,767

Total Liabilities and Stockholders’ Equity	$262,031	$231,216

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net income	$36,761	$34,255	$36,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,853	9,123	8,677
Deferred income taxes	1,809	(625)	(1,374)
Stock-based compensation	1,682	1,659	1,602
Net change in unrealized gains and losses on investments	(135)	1,399	--
Net change in accrued interest, premiums, and discounts on investments	(281)	47	(195)
Other	(6)	(18)	49
	50,683	45,840	45,352
Changes in operating assets and liabilities:
Accounts receivable	(1,872)	62	88
Inventories	(8,521)	(4,218)	(339)
Prepaid expenses and other current assets	697	(43)	(18)
Other non-current assets	(425)	(87)	75
Accounts payable and accrued liabilities	1,254	725	213
Accrued income and other taxes	(200)	(127)	336
Other non-current liabilities	849	1,084	1,330
	42,465	43,236	47,037

Cash Flows From Investing Activities:
Property, plant and equipment additions	(20,446)	(17,507)	(9,677)
Purchase of investments	(83,721)	(28,472)	(69,193)
Proceeds from maturities of investments	59,331	40,898	58,000
	(44,836)	(5,081)	(20,870)

Cash Flows From Financing Activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(579)	(90)	(7,735)
Dividends paid	(10,755)	(9,448)	(8,318)
	(11,334)	(9,538)	(16,053)

Net change in cash and cash equivalents	(13,705)	28,617	10,114

Cash and cash equivalents, beginning of year	58,753	30,136	20,022
Cash and cash equivalents, end of year	$45,048	$58,753	$30,136

Cash paid for:
Income taxes, net of refunds	$4,178	$9,858	$4,959

Non-cash financing activities:
Non-cash effect of stock option exercises	$--	$--	$10,237

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the year ended December 31, 2019, 2018 and 2017

(In thousands)

	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, January 1, 2017	1,824	$342	1,596	$(114,274)	$37,448	$(474)	$239,946	$162,988

Net income							36,593	36,593
Other comprehensive loss						(741)		(741)
Stock-based compensation transactions	61		(61)	583	11,282			11,865
Shares surrendered in stock transactions	(33)		33	(17,972)				(17,972)
Dividends							(8,345)	(8,345)
Balances, December 31, 2017	1,852	342	1,568	(131,663)	48,730	(1,215)	268,194	184,388

Net income							34,255	34,255
Reclass from adopting ASU 2016-01						1,215	(1,215)	--
Stock-based compensation transactions	1		(1)	26	1,661			1,687
Shares surrendered in stock transactions				(90)				(90)
Dividends							(9,473)	(9,473)
Balances, December 31, 2018	1,853	342	1,567	(131,727)	50,391	0	291,761	210,767

Net income							36,761	36,761
Stock-based compensation transactions	3		(3)	46	1,652			1,698
Shares surrendered in stock transactions	(1)		1	(579)				(579)
Dividends							(10,777)	(10,777)
Balances, December 31, 2019	1,855	$342	1,565	$(132,260)	$52,043	$0	$317,745	$237,870

The accompanying notes are an integral part of this consolidated financial statement.

Atrion Corporation

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Atrion Corporation and its subsidiaries (“we,” “our,” “us,” “Atrion” or the “Company”) develop and manufacture products primarily for medical applications. We market our products throughout the United States and internationally. Our customers include physicians, hospitals, distributors and other manufacturers. Atrion Corporation’s principal subsidiaries through which these operations are conducted are Atrion Medical Products, Inc., Halkey-Roberts Corporation and Quest Medical, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Atrion Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior-year balances have been reclassified in order to conform to the current year presentation.

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

Cash and Cash Equivalents and Investments

Cash and cash equivalents include cash on hand and cash deposits in the bank as well as money market funds and debt securities with maturities at the time of purchase of 90 days or less. Cash deposits in the bank include amounts in operating accounts, savings accounts and money market accounts.

Our investments consist of corporate and government bonds, commercial paper, mutual funds and equity securities. We classify our investment securities in one of three categories: held-to-maturity, available-for-sale, or trading. Securities that we have the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities.

We report our available-for-sale and trading securities at fair value with changes in fair value recognized in other investment income (loss) in the Consolidated Statement of Income. Prior to our adoption of ASU 2016-01, Financial Instruments-Overall, Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) in January 2018, unrealized gains and losses for our available-for-sale securities were reported in stockholders’ equity as accumulated other comprehensive income.

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

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

The components of the Company’s cash and cash equivalents and our short and long-term investments as of December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Cash and cash equivalents:
Cash deposits	$38,942	$41,774
Money market funds	3,460	13,861
Commercial paper	2,646	3,118
Total cash and cash equivalents	$45,048	$58,753
Short-term investments:
Commercial paper (held-to-maturity)	$6,778	$1,275
Bonds (held-to-maturity)	16,988	8,409
Total short-term investments	$23,766	$9,684

Long-term investments:
Mutual funds (available for sale)	$1,105	$674
Bonds (held-to-maturity)	27,845	17,513
Equity securities (available for sale)	2,822	2,861
Total long-term investments	$31,772	$21,048

Total cash, cash equivalents and short and long-term investments	$100,586	$89,485

Account Receivables

Accounts receivable are recorded at the original sales price to the customer. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments. The allowance for doubtful accounts is updated periodically to reflect our estimate of collectability. Accounts are written off when we determine the receivable will not be collected.

Inventories

Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2019	2018
Raw materials	$18,157	$14,994
Work in process	8,525	7,214
Finished goods	15,411	11,364
Total inventories	$42,093	$33,572

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

Accounts Payable

We reflect disbursements as trade accounts payable until such time as payments are presented to our bank for payment. At December 31, 2019 and 2018, disbursements totaling approximately $1,236,000 and $388,000, respectively, had not been presented for payment to our bank.

Income Taxes

We account for income taxes utilizing Accounting Standards Codification (ASC 740), Income Taxes, or ASC 740. ASC 740 requires the asset and liability method for the recording of deferred income taxes, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax basis of assets and liabilities, as measured at current enacted tax rates. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets.

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

Our uncertain tax positions are recorded within “Other non-current liabilities” in the accompanying consolidated balance sheets. We classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision.

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

During the years ended December 31, 2019 and 2018, we made quarterly payments in excess of federal income taxes due of approximately $4,000 and $1,180,000, respectively. These amounts were recorded in prepaid expenses and other current assets on our consolidated balance sheets.

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

	December 31,		Useful
	2019	2018	Lives
Land	$5,511	$5,511	—
Buildings	34,582	32,719	30-40 yrs
Machinery and equipment	160,897	143,352	3-15 yrs
Total property, plant and equipment	$200,990	$181,582

Depreciation expense of $10,733,000, $ and $8,526,000 was recorded for the years ended December 31, 2019, 2018 and 2017, respectively. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.9,003,000

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

Patents and Licenses

Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from 7 to 20 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired. Annual impairment testing for goodwill is performed in the fourth quarter of each year using a qualitative assessment on goodwill impairment to determine whether it is more likely than not that the carrying value of our reporting units exceeds their fair value. If necessary, a two-step goodwill impairment analysis is performed. Goodwill is also reviewed whenever events or changes in circumstances indicate a change in value may have occurred. We have identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products, Inc., (2) Halkey-Roberts Corporation and (3) Quest Medical, Inc. The total carrying amount of goodwill in each of the years ended December 31, 2019 and 2018 was $9,730,000. Our evaluation of goodwill during each year resulted in no impairment losses.

Current Accrued Liabilities

The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2019	2018
Accrued payroll and related expenses	$4,233	$3,608
Accrued vacation	311	291
Other accrued liabilities	604	620
Total accrued liabilities	$5,148	$4,519

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

We believe that our medical device business will benefit in the long term from an aging world population along with an increase in life expectancy. In the near term however, demand for our products fluctuates based on our customers’ requirements which are driven in large part by their customers’ or patients’ needs for medical care which does not always follow broad economic trends. This affects the nature, amount, timing and uncertainty of our revenue. Also, changes in the value of the United States dollar relative to foreign currencies could make our products more or less affordable and therefore affect our sales in international markets.

Atrion CorporationNotes to Consolidated Financial Statements – (continued)

A summary of revenues by geographic area, based on shipping destination, for 2019, 2018 and 2017 is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
United States	$98,496	$95,757	$93,082
Germany	7,996	8,898	8,172
Other countries less than 5% of revenues	48,574	47,793	45,341
Total	$155,066	$152,448	$146,595

A summary of revenues by product line for 2019, 2018 and 2017 is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017

Fluid Delivery	$72,117	$70,606	$65,053
Cardiovascular	54,799	50,904	48,073
Ophthalmology	7,124	10,473	13,537
Other	21,026	20,465	19,932
Total	$155,066	$152,448	$146,595

More than 99 percent of our total revenue in the periods presented herein is pursuant to shipments initiated by a purchase order. Under the guidance from Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606), the purchase order is the contract with the customer. As a result, the vast majority of our revenue is recognized at a single point in time when the performance obligation of the product being shipped is satisfied, rather than recognized over time, and presented as a receivable on the consolidated balance sheets.

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

Leases to Customers

The lease assets from our sales type leases are recorded in our accounts receivable in the accompanying consolidated balance sheets, and as of December 31, 2019 and 2018 the balance totaled $398,000 and $478,000 respectively.

Our equipment treated as leases to customers under ASC 842 is included in our Property, Plant and Equipment on our consolidated balance sheets. After our adoption of ASU 2018-11, the cost of the assets and associated depreciation that remain under lease agreements is immaterial. Due to the immaterial amount of revenue from our lessor activity, all other lessor disclosures under ASC 842 have been omitted.

Leased Property and Equipment

As a lessee, we have four leases in total for equipment and facilities used internally, which we account for as operating leases. At December 31, 2019, our right-of-use asset balance was $592,000 and our lease liability at December 31, 2019 for these leases was $567,000. The monthly expense of $26,000 for these operating leases, which are our only lessee arrangements, is immaterial and therefore all other lessee disclosures under ASC 842 have been omitted.

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

Research and Development Costs

Research and Development, or R&D, costs relating to the development of new products and improvements of existing products are expensed as incurred.

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

The primary impact of this change for us relates to our available-for-sale equity investments and resulted in unrecognized gains and losses from our investments being reflected in our Consolidated Statement of Income beginning in 2018. We adopted ASU 2016-01 as of January 1, 2018, applying the update by means of a cumulative-effect adjustment to our consolidated balance sheets by reclassifying the balance of our Accumulated Other Comprehensive Loss in the stockholders’ equity section of the consolidated balance sheets to Retained Earnings. The balance reclassified of $1,215,000 was a result of prior-period unrealized losses from our equity investment.

In 2019 we recorded a net unrealized gain of $135,000 as a result of a net increase in market value of our equity investments during the year. In 2018 we recorded a loss on our equity investments of $1,399,000 as a result of a decrease in the market value of these investments during the year. These gains and losses are reflected in other investment income (loss) in our Consolidated Statement of Income.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued ASU. Management has reviewed the guidance, performed an assessment of this guidance and expects the outcome of adoption of this standard to be immaterial to the financial statements.

From time to time new accounting pronouncements applicable to us are issued by the FASB, or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

As of December 31, 2019 and 2018, we held investments in commercial paper, bonds, money market funds, mutual funds and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The fair values of these investments and their tier levels are shown in Note 2 below.

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

Our cash deposits are held in accounts with financial institutions that we believe are creditworthy. Certain of these amounts at times may exceed federally-insured limits. At December 31, 2019, approximately 98 percent of our cash deposits were uninsured. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds.

We have investments in money market funds, bonds and commercial paper. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer and otherwise. These securities have a higher degree of, and a greater exposure to, credit or default risk and may be less liquid in times of economic weakness or market disruptions as compared with cash deposits.

For accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain reserves for possible credit losses. As of December 31, 2019 and 2018, we had allowances for doubtful accounts of approximately $36,000 and $21,000, respectively. The carrying amount of the receivables approximates their fair value. We had one customer, which accounted for 12% of our accounts receivable as of December 31, 2019 and no customer exceeded 10% of our account receivable as of December 31, 2018.

(2)	Investments

As of December 31, 2019 and 2018, we held investments in commercial paper, bonds, money market funds, mutual funds and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market funds, equity securities and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. These investments are considered Level 1 or Level 2 as detailed in the table below. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months. The fair values of these investments were estimated using recently executed transactions and market price quotations.

The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

	Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of December 31, 2019:
Money market funds	1	3,460	$--	$--	$3,460
Commercial paper	2	9,424	$2	$--	$9,426
Bonds	2	44,833	$138	$(19)	$44,952
Mutual funds	1	1,052	$53	$--	$1,105
Equity investments	2	5,675	$--	$(2,853)	$2,822

As of December 31, 2018:
Money market funds	1	13,861	$--	$--	$13,861
Commercial paper	2	4,393	$--	$--	$4,393
Bonds	2	25,922	$--	$(211)	$25,711
Mutual funds	1	795	$--	$(121)	$674
Equity investments	2	5,675	$--	$(2,814)	$2,861

The above equity investments represent an investment in one company at December 31, 2019 and is classified as available for sale. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest an investment may not be recoverable. The unrealized loss for our bonds is attributable to a rise in interest rates which resulted in a lower market price for those securities. As of December 31, 2019 we had no bond investments in a loss position for more than 12 months.

At December 31, 2019, the length of time until maturity of the bonds we currently own ranged from 1 to 58 months and the length of time until maturity of the commercial paper ranged from 1 to 7 months.

(3)	Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

December 31, 2019			December 31, 2018
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,301	15.67	$13,840	$12,181

Aggregate amortization expense for patents and licenses was $119,000 for both 2019 and 2018. Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2020	$ 119
2021	$ 119
2022	$ 117
2023	$ 113
2024	$ 113

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

(4)	Line of Credit

As of December 31, 2019 and 2018, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2022. The credit facility is secured by substantially all our inventories, equipment and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus 0.875 percent (2.64 percent at December 31, 2019) and is payable monthly. We had no outstanding borrowings under the credit facility at December 31, 2019 or December 31, 2018. Our ability to borrow funds under the credit facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2019, we were in compliance with all of the covenants.

(5)	Income Taxes

The items comprising Provision for Income Taxes are as follows (in thousands):

		Year ended December 31,
		2019	2018	2017
Current	— Federal	$3,508	$6,405	$6,244
	— State	1,090	2,001	877
		4,598	8,406	7,121

Deferred	— Federal	1,660	(626)	(1,542)
	— State	149	1	168
		1,809	(625)	(1,374)
Provision for Income Taxes		$6,407	$7,781	$5,747

Temporary differences and carryforwards which have given rise to deferred tax liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred tax liabilities (assets):
Property, plant and equipment	$9,697	$7,540
Patents and goodwill	1,756	1,742
Benefit plans	(2,131)	(1,847)
Inventories	(350)	(367)
Capital loss carryover	(556)	(572)
Other	(513)	(418)
	7,903	6,078
Plus: Valuation allowance	593	609
Total deferred tax liabilities	$8,496	$6,687

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2019	2018	2017
Income tax expense at the statutory federal income tax rate	$9,065	$8,828	$14,819
Increase (decrease) resulting from:
State income taxes	978	1,572	662
Section 199 manufacturing deduction	--	—	(630)
R&D tax credits	(1,470)	(1,212)	(983)
Foreign-derived intangible income deduction	(1,700)	(1,000)	—
Excess tax benefit from stock compensation	(412)	(95)	(5,782)
Impact from tax law rate change	—	—	(4,053)
Change in valuation allowance	(16)	—	609
Uncertain tax positions	(42)	(373)	865
Other, net	4	61	240
Provision for Income Taxes	$6,407	$7,781	$5,747

The Tax Cuts and Jobs Act of 2017, or Tax Act, enacted in December 2017, reduced the corporate federal income tax rate in the United States from 35 percent to 21 percent effective on January 1, 2018. This rate reduction reduced our net deferred tax liability, including adjustments to our net state deferred tax liabilities, by $4.1 million as of December 31, 2017. Based upon this tax law enactment, we recorded a corresponding benefit in our income tax provision of $4.1 million for the year ended December 31, 2017. Also, in 2017 we recorded a deferred tax valuation allowance of $609,000 primarily related to deferred tax assets for a $2.7 million capital loss carryover deduction which may not be realized by its expiration date in 2021. This charge partially offset the benefit recorded in our income tax provision in 2017 as a result of the Tax Act. The Tax Act also ended the domestic production activities deduction under Section 199 which previously helped lower our effective tax rate by three percentage points in 2017. The Tax Act added a new deduction starting in 2018 for foreign-derived intangible income under Section 250 which created a tax benefit for us of $1.7 million in 2019 and $1.0 million in 2018.

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by ASC 740 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2017	$—
Increase in tax positions for prior years	865
Increase in tax positions for current years	—
Lapse in statutes of limitation	—
Gross unrecognized tax benefits at December 31, 2017	$865
Decrease in tax positions for prior years	25
Increase in tax positions for current year	—
Lapse in statutes of limitation	(397)
Gross unrecognized tax benefits at December 31, 2018	$493
Decrease in tax positions for prior years	19
Increase in tax positions for current year	—
Lapse in statutes of limitation	(62)
Gross unrecognized tax benefits at December 31, 2019	$450

As of December 31, 2019, all of the unrecognized tax benefits, which were comprised of uncertain tax positions, would impact the effective tax rate if recognized. Unrecognized tax benefits that are affected by statutes of limitation that expire within the next 12 months are immaterial.

We are subject to United States federal income tax as well as to income tax of multiple state jurisdictions. We have concluded all United States federal income tax matters, as well as all material state and local income tax matters, for years through 2015.

We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $20,000, $19,000 and $1,000 at December 31, 2019, 2018 and 2017, respectively. Tax expense for the years ended December 31, 2019, 2018 and 2017 included a net interest charge of $16,000, $18,000 and $1,000, respectively.

(6)	Stockholders’ Equity

Our Board of Directors has at various times authorized repurchases of our stock in open-market or privately-negotiated transactions at such times and at such prices as management may from time to time determine. On May 21, 2015 our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 250,000 shares of our common stock in open-market or privately-negotiated transactions. This program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2019, there remained 231,765 shares available for repurchase under this program. There were no stock repurchases during 2019 and 2018.

We increased our quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased to $1.20 per share in September 2017, to $1.35 per share in September 2018 and to $1.55 per share in September 2019. Holders of our stock units earned non-cash dividend equivalents of $22,000 in 2019, $25,000 in 2018 and $27,000 in 2017.

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

(7)	Income Per Share

The following is the computation of basic and diluted income per share:

	Year ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Net Income	$36,761	$34,255	$36,593

Weighted average basic shares outstanding	1,855	1,853	1,846
Add: Effect of dilutive securities	8	5	11
Weighted average diluted shares outstanding	1,863	1,858	1,857

Net Income per share
Basic	$19.82	$18.49	$19.82
Diluted	$19.73	$18.44	$19.71

As required by ASC 260, Earnings per Share , unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic income per share pursuant to the two-class method.

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Securities representing 7 and148 shares of common stock for the year ended December 31, 2019 and 2017, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive. There were no anti-dilutive shares excluded from the computation of weighted average diluted shares outstanding in 2018.

(8)	Stock Plans

At December 31, 2019, we had one stock-based compensation plan that is described below. We account for our plan under ASC 718, and the disclosures that follow are based on applying ASC 718.

Our Amended and Restated 2006 Equity Incentive Plan, or 2006 Plan, provides for awards to key employees, non-employee directors and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance shares and other stock-based awards. Under the 2006 Plan, 200,000 shares, in the aggregate, of common stock have been reserved for awards. The purchase price of shares issued on the exercise of options must be at least equal to the fair market value of such shares on the date of grant. The options granted become exercisable and expire as determined by the Compensation Committee. As of December 31, 2019, there remained 21,858 shares reserved for future stock-based awards under the 2006 Plan.

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

A summary of stock option transactions for the year ended December 31, 2019, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2018	20,000	$501.03	3.3 years
Granted	--	--
Exercised	--	--
Outstanding at December 31, 2019	20,000	$501.03	2.3 years
Exercisable at December 31, 2019	8,000	$501.03	2.3 years

All nonvested options outstanding at December 31, 2019 are expected to vest. None of our grants includes performance-based or market-based vesting conditions. We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Our Black-Scholes valuation uses a volatility factor based on our historical stock trading history, a risk-free interest rate based on the implied yield currently available on U.S. Treasury securities with an equivalent term, and a dividend yield based on our dividend history. Our expected life assumption represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

There were no options granted in 2019 and 2018. The fair value for the options granted in 2017 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2019	2018	2017
Risk-free interest rate	--	--	2.13%
Dividend yield	--	--	0.85%
Volatility factor	--	--	25.45%
Expected life	--	--	5 years

The weighted average grant date fair value of the options granted in 2017 was $130.35. The total intrinsic value of options outstanding at December 31, 2019, was $5.0 million. The total intrinsic value of exercisable options at December 31, 2019, was $2.0 million.

There were no restricted stock grants during 2019 and 2018. During 2017, we granted two awards of restricted stock under the 2006 Plan. Under the terms of our restricted stock awards, the restrictions usually lapse over a five-year period. Both awards include restrictions on transfer for a two-year period following vesting. During the vesting period, holders of restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Nonvested shares are generally forfeited on termination of employment unless otherwise provided in the participant’s employment agreement or the termination is in connection with a change in control. We calculated the weighted average fair value per share of the restricted stock awarded in 2017 using the market value of our common stock on the date of the grant with a discount for post-vesting restrictions of 11.2%. We estimated this discount using the Chaffe protective put method.

A summary of changes in nonvested restricted stock for the year ended December 31, 2019, is presented below:

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

Nonvested Shares	Shares	Weighted Average Award Date FairValue Per Share
Restricted stock at December 31, 2018	4,720	$445.47
Granted in 2019	--	--
Vested in 2019	(1,180)	$445.47
Restricted stock at December 31, 2019	3,540	$445.47

All shares of nonvested restricted stock outstanding at December 31, 2019 are expected to vest. The total fair value of restricted stock vested during 2019, 2018 and 2017 was $994,000, $699,000 and $803,000, respectively.

During 2019, restricted stock units were awarded to certain employees under the 2006 Plan. All of our restricted stock units are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Nonvested stock units are generally forfeited on termination of employment unless the termination is in connection with a change in control. During the vesting period, holders of all restricted stock units earn dividends in the form of additional units. During 2019, one non-employee director elected to receive stock units in lieu of a portion of his cash fees for his services as a member of the Board of Directors.

A summary of changes in stock units for the year ended December 31, 2019, is presented below:

Nonvested Stock Units	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Director’s Stock Units	Weighted Average Award Date Fair Value Per Unit
Nonvested at December 31, 2018	5,168	$450.25	--
Granted	1,046	$765.92	9	$761.76
Forfeited	(151)	$596.18	--
Vested	(2,462)	$322.48	(9)	$761.76
Nonvested at December 31, 2019	3,601	$623.19	--

All nonvested restricted stock units at December 31, 2019 are expected to vest. The total intrinsic value of all outstanding stock units which were not convertible at December 31, 2019, including 487 stock units held for the accounts of non-employee directors, was $3,072,000. The total fair value of directors’ stock units that vested during 2019, 2018 and 2017 was $7,000, $6,000 and $6,000, respectively.

The total value of stock awards to nonemployee directors awarded under the 2006 Plan was $240,000, $240,000 and $312,000 in 2019, 2018 and 2017, respectively. These awards vested immediately at the time of the grants. Compensation related to stock awards, restricted stock and stock units is based on the fair market value of the stock on the date of the award. These fair values are then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. Compensation related to stock options is based on the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach.

For the years ended December 31, 2019, 2018 and 2017, we recorded stock-based compensation expense as a G&A expense in the amount of $1,682,000, $ and $1,602,000, respectively, for all of the above-mentioned stock-based compensation arrangements. The total tax benefit recognized in the income statement from stock-based compensation arrangements for the years ended December 31, 2019, 2018 and 2017 was $765,000, $441,000 and $6,342,000, respectively. These amounts include excess tax benefits in each year.1,659,000

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

Unrecognized compensation cost information for our various stock-based compensation types is shown below as of December 31, 2019:

	Unrecognized Compensation Cost	Weighted AverageRemaining Years in Amortization Period
Stock options	$1,203,000	2.3
Restricted stock	1,213,000	2.3
Restricted stock units	1,446,000	3.7
Total	$3,862,000

We have a policy of utilizing treasury shares to satisfy stock option exercises, stock unit conversions and restricted stock awards.

(9)	Industry Segment and Geographic Information

We operate in one reportable industry segment: developing and manufacturing products primarily for medical applications and have no foreign operating subsidiaries. We have other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of our medical products segment. Our revenues from sales to customers outside the United States totaled approximately 36 percent of our net revenues in 2019 and percent of our net revenues in each of 2018 and 2017. We have no assets located outside the United States.

(10)	Employee Retirement and Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. We make a matching contribution to the plan. Our contributions under this plan were $845,000, $752,000 and $720,000 in 2019, 2018 and 2017, respectively.

We adopted a Nonqualified Deferred Compensation Plan effective September 1, 2017 for certain key management or highly-compensated employees. The plan allows for the deferral of salary and bonus compensation until retirement or other specified payment events occur. Employees’ deferred compensation amounts are deemed to be invested in certain investment funds, indexes or vehicles selected by our Compensation Committee and designated by each participant and their deferral balances are adjusted for earnings based upon the performance of these deemed investments. Our deferred compensation obligation under the plan was $3,266,000 and $1,774,000 at December 31, 2019 and 2018, respectively. These amounts are reflected in “Other Liabilities and Deferred Credits” in the accompanying consolidated balance sheets.

(11)	Commitments and Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrue for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of December 31, 2019, we had no ongoing litigation or arbitration for such matters.

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

We had a dispute which was favorably settled in the third quarter of 2007. This settlement was amended in December 2008. The amended settlement agreement provides that we may receive annual payments from 2009 through 2024. We have not recorded $2.5 million in potential future payments under this settlement as of December 31, 2019 due to the uncertainty of payment.

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them. Termination under such circumstances at December 31, 2019, could have resulted in payments aggregating $4.9 million.

At December 31, 2019, the Company had purchase obligations totaling $29.7 million with certain suppliers to purchase inventory for 2020 to be used in the production of the Company’s products. At December 31, 2019, the Company had lease obligations totaling $299,000 with certain lessors for equipment and facilities for 2020.

(12)         Quarterly Financial Data (Unaudited):

Quarterly Financial Data is presented below:

Quarter Ended	Operating Revenue	Operating Income	Net Income	Income Per Basic Share	Income Per Diluted Share
(In thousands, except per share amounts)
03/31/19	$41,614	$11,037	$9,438	$5.09	$5.07
06/30/19	40,103	10,966	9,664	5.21	5.18
09/30/19	38,883	10,450	9,595	5.17	5.15
12/31/19	34,466	8,075	8,064	4.35	4.33

03/31/18	$39,401	$11,366	$8,487	$4.58	$4.57
06/30/18	38,847	11,266	8,797	4.75	4.74
09/30/18	39,274	10,757	9,221	4.98	4.96
12/31/18	34,926	8,318	7,749	4.18	4.17

The quarterly information presented above reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, were effective as of December 31, 2019. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Atrion Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and schedule of the Company as of and for the year ended December 31, 2019, and our report dated March 2, 2020 expressed an unqualified opinion on those financial statements and schedule.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

March 2, 2020

ITEM 9B.    OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2019 that was not reported.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Part III is omitted from this Form 10-K and is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders which we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2019.

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be filed in connection with our 2020 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed in connection with our 2020 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2020 annual meeting of stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the section entitled “Securities Ownership” in our definitive proxy statement to be filed in connection with our 2020 annual meeting of stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information about securities authorized for issuance under our equity compensation plan as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders (1)	24,984	$501.03	(2)	21,858
Total	24,984	$501.03		21,858

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2020 annual meeting of stockholders.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2020 annual meeting of stockholders.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	Financial Statements of the Company:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statement of Changes in Stockholders Equity

2.	Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts

	December 31, (Thousands)
	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Reserve	Ending Balance

Allowance for Doubtful Receivables
2019	$21	$22	$(7)	$36
2018	$28	$30	$(37)	$21
2017	$71	$14	$(57)	$28

Deferred Income Tax Valuation Allowance
2019	$609	$-	$(16)	$593
2018	$609	$-	$-	$609
2017	$-	$609	$-	$609

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

3.	Exhibits. Reference as made to Item 15(b) of this report on Form 10-K.

(b)	Exhibits

Exhibit Numbers	Description

3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on March 13, 2018) (2)
4a	Description of Atrion Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 +
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (as last amended on March 12, 2018) (3)

10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Second Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Third Amendment to Amended and Restated Employment Agreement for Chairman (8)
10g*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on August 14, 2017) (9)
10h*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (13)
10l*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (14)
10m*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (15)
10n*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (16)
10o*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (17)
10p*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (18)
10q*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (19)
10r*	Form of Indemnification Agreement for Directors and Executive Officers (20)
10s	Credit Agreement dated as of February 28, 2017 by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender (21)
10t	Guaranty Agreement dated as of February 28, 2017 made by certain Subsidiaries of Atrion Corporation in favor of Wells Fargo Bank, National Association, as Lender (22)
10u	Collateral Agreement dated as of February 28, 2017 among Atrion Corporation, certain Subsidiaries of Atrion Corporation and Wells Fargo Bank, National Association, as lender. (23)
10v*	Nonqualified Deferred Compensation Plan (24)
13.1	Stock Performance Graph +
21	Subsidiaries of Atrion Corporation as of December 31, 2018 +
23	Consent of Grant Thornton LLP +
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer +
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 +
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 +
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes
(1)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed March 19, 2018.
(3)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed May 9, 2018.
(4)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation filed May 12, 2000.
(5)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.
(6)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.
(7)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 25, 2016.
(8)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 19, 2018.
(9)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed on November 8, 2017.
(10)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(11)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(12)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(13)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(14)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(15)	Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation filed March 13, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).
(17)	Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.
(18)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(19)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.
(20)	Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 12, 2012.
(21)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 3, 2017.
(22)	Incorporated by reference to Exhibit 10.2 to Form 8-K of Atrion Corporation filed March 3, 2017.
(23)	Incorporated by reference to Exhibit 10.3 to Form 8-K of Atrion Corporation filed March 3, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 8, 2017.
+	Filed herewith.

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

Dated: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Battat	President and Chief Executive	March 2, 2020
David A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	March 2, 2020
Jeffery Strickland	Secretary-Treasurer (Principal Financial and Accounting Officer)

/s/ Emile A Battat	Chairman	March 2, 2020
Emile A Battat

/s/ Hugh J. Morgan, Jr.	Director	March 2, 2020
Hugh J. Morgan, Jr.

/s/ John P. Stupp, Jr.	Director	March 2, 2020
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	March 2, 2020
Ronald N. Spaulding

/s/ Preston G. Athey	Director	March 2, 2020
Preston G. Athey

Exhibit Index

Exhibit Numbers	Description

3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on March 13, 2018) (2)
4a	Description of Atrion Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 +
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (as last amended on March 12, 2018) (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Second Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Third Amendment to Amended and Restated Employment Agreement for Chairman (8)
10g*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on August 14, 2017) (9)
10h*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (13)
10l*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (14)
10m*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (15)
10n*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (16)
10o*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (17)
10p*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (18)
10q*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (19)
10r*	Form of Indemnification Agreement for Directors and Executive Officers (20)
10s	Credit Agreement dated as of February 28, 2017 by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender (21)
10t	Guaranty Agreement dated as of February 28, 2017 made by certain Subsidiaries of Atrion Corporation in favor of Wells Fargo Bank, National Association, as Lender (22)
10u	Collateral Agreement dated as of February 28, 2017 among Atrion Corporation, certain Subsidiaries of Atrion Corporation and Wells Fargo Bank, National Association, as lender. (23)
10v*	Nonqualified Deferred Compensation Plan (24)
13.1	Stock Performance Graph +
21	Subsidiaries of Atrion Corporation as of December 31, 2018 +
23	Consent of Grant Thornton LLP +
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer +
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 +

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 +
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes
(1)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed March 19, 2018.
(3)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed May 9, 2018.
(4)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation filed May 12, 2000.
(5)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.
(6)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.
(7)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 25, 2016.
(8)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 19, 2018.
(9)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed on November 8, 2017.
(10)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(11)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(12)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(13)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(14)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(15)	Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation filed March 13, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).
(17)	Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.
(18)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(19)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.
(20)	Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 12, 2012.
(21)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 3, 2017.
(22)	Incorporated by reference to Exhibit 10.2 to Form 8-K of Atrion Corporation filed March 3, 2017.
(23)	Incorporated by reference to Exhibit 10.3 to Form 8-K of Atrion Corporation filed March 3, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 8, 2017.
+	Filed herewith.

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