Form 10-Q
period 2020-03-31
ATRION CORP
filed 2020-05-07
CIK 701288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2020
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 001-32982
Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas 75002
(Address of Principal Executive Offices) (Zip Code)
(972) 390-9800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, Par Value $0.10 per share	ATRI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 28, 2020
Common stock, Par Value $0.10 per share	1,836,937

ATRION CORPORATION AND SUBSIDIARIES

P ART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)

Revenues	$43,594	$41,614
Cost of goods sold	23,726	22,911
Gross profit	19,868	18,703
Operating expenses:
Selling	2,070	2,384
General and administrative	4,400	4,187
Research and development	1,684	1,095
	8,154	7,666
Operating income	11,714	11,037

Interest and dividend income	462	582
Other investment income/(losses)	(997)	211
	(535)	793

Income before provision for income taxes	11,179	11,830
Provision for income taxes	(2,281)	(2,392)

Net income	$8,898	$9,438

Net income per basic share	$4.80	$5.09
Weighted average basic shares outstanding	1,853	1,853

Net income per diluted share	$4.79	$5.07
Weighted average diluted shares outstanding	1,859	1,862

Dividends per common share	$1.55	$1.35

The accompanying notes are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	March 31, 2020	December 31, 2019
	(in thousands)
Current assets:
Cash and cash equivalents	$44,080	$45,048
Short-term investments	18,568	23,766
Accounts receivable	22,813	18,886
Inventories	41,252	42,093
Prepaid expenses and other current assets	1,367	2,545
	128,080	132,338

Long-term investments	33,718	31,772

Property, plant and equipment	204,280	200,990
Less accumulated depreciation and amortization	118,834	116,384
	85,446	84,606

Other assets and deferred charges:
Patents	1,510	1,539
Goodwill	9,730	9,730
Other	1,946	2,046
	13,186	13,315

Total assets	$260,430	$262,031

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,325	$10,855
Accrued income and other taxes	2,636	419
	12,961	11,274

Line of credit	--	--

Other non-current liabilities	12,472	12,887

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	52,422	52,043
Retained earnings	323,733	317,745
Treasury shares,1,580 at March 31, 2020 and 1,565 at December 31, 2019, at cost	(141,500)	(132,260)
Total stockholders’ equity	234,997	237,870

Total liabilities and stockholders’ equity	$260,430	$262,031

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$8,898	$9,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,763	2,546
Deferred income taxes	(500)	627
Stock-based compensation	378	380
Net change in unrealized gains and losses on investments	1,287	(147)
Net change in accrued interest, premiums, and discounts on investments	77	184
	12,903	13,028

Changes in operating assets and liabilities:
Accounts receivable	(3,931)	(4,226)
Inventories	841	771
Prepaid expenses	1,178	1,439
Other non-current assets	58	34
Accounts payable and accrued liabilities	(530)	316
Accrued income and other taxes	2,217	477
Other non-current liabilities	95	1,066
	12,831	12,905

Cash flows from investing activities:
Property, plant and equipment additions	(3,574)	(3,563)
Purchase of investments	(12,392)	(28,218)
Proceeds from sale of investments	329	—
Proceeds from maturities of investments	13,951	6,667
	(1,686)	(25,114)

Cash flows from financing activities:
Purchase of treasury stock	(9,245)	—
Dividends paid	(2,868)	(2,501)
	(12,113)	(2,501)

Net change in cash and cash equivalents	(968)	(14,710)
Cash and cash equivalents at beginning of period	45,048	58,753
Cash and cash equivalents at end of period	$44,080	$44,043

Cash paid for:
Income taxes	$54	$56

The accompanying notes are an integral part of these financial statements.

ATRION CORPORATION AND SUBSIDIARIES
Consolidated statementS of changes in stockholders’ equity
(Unaudited)

For the Three Months ended March 31, 2020 and 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares Outstanding	Amount	Shares	Amount
Balances, January 1, 2019	1,853	$342	1,567	$(131,727)	$50,391	$291,761	$210,767

Net income						9,438	9,438
Stock-based compensation transactions				6	381		387
Dividends						(2,509)	(2,509)
Balances, March 31, 2019	1,853	$342	1,567	$(131,721)	$50,772	$298,690	$218,083

Balances, December 31, 2019	1,855	$342	1,565	$(132,260)	$52,043	$317,745	$237,870
Cumulative change in accounting principle						(36)	(36)
Balances, January 1, 2020	1,855	342	1,565	(132,260)	52,043	317,709	237,834

Net income						8,898	8,898
Stock-based compensation transactions				5	379		384
Purchase of treasury stock	(15)		15	(9,245)			(9,245)
Dividends						(2,874)	(2,874)
Balances, March 31, 2020	1,840	$342	1,580	$(141,500)	$52,422	$323,733	$234,997

The accompanying notes are an integral part of these financial statements

ATRION CORPORATION AND SUBSIDIARIES
N otes to Consolidated Financial Statements

(Unaudited)

(1)        Basis of Presentation

The accompanying unaudited consolidated financial statements of Atrion Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that can have a significant impact on our revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. At least quarterly, we evaluate our assumptions, judgments, and estimates, and make changes as deemed necessary.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 7, 2020, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”). References herein to “Atrion,” the “Company,” “we,” “our,” and “us” refer to Atrion Corporation and its subsidiaries.

The Cornavirus Aid, Relief, and Economic Security Act (CARES Act), which became law on March 27, 2020, includes a provision that permits employers to defer the payment of the employer’s portion of payroll taxes that otherwise would be due between March 27, 2020 and December 31, 2020. The Company has elected to take advantage of such deferral provision and is evaluating its ability to take advantage of other provisions of the CARES Act.”

(2)        Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method.

The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$17,416	$18,157
Work in process	9,563	8,525
Finished goods	14,273	15,411
Total inventories	$41,252	$42,093

ATRION CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(3)	Income per share

The following is the computation for basic and diluted income per share:

	Three months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Net income	$8,898	$9,438
Weighted average basic shares outstanding	1,853	1,853
Add: Effect of dilutive securities	6	9
Weighted average diluted shares outstanding	1,859	1,862

Earnings per share:
Basic	$4.80	$5.09
Diluted	$4.79	$5.07

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing 15 and zero shares of common stock for the quarters ended March 31, 2020 and 2019, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)        Investments

As of March 31, 2020, we held investments in commercial paper, bonds, money market accounts, mutual funds and equity securities. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheet. The money market accounts, equity securities and mutual funds are recorded at fair value in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months.

ATRION CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The components of the Company’s cash and cash equivalents and our short and long-term investments are as follows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents:
Cash deposits	$25,014	$38,942
Money market funds	13,131	3,460
Commercial paper	5,935	2,646
Total cash and cash equivalents	$44,080	$45,048
Short-term investments:
Commercial paper (held-to-maturity)	$6,490	$6,778
Bonds (held-to-maturity)	12,097	16,988
Allowance for credit losses	(19)	-
Total short-term investments	$18,568	$23,766
Long-term investments:
Mutual funds (available for sale)	$944	$1,105
Bonds (held-to-maturity)	30,992	27,845
Allowance for credit losses	(52)	-
Equity securities (available for sale)	1,834	2,822
Total long-term investments	$33,718	$31,772

Total cash, cash equivalents and short and long-term investments	$96,366	$100,586

The newly adopted Topic 326 described in footnote 7, utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. Our credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as our portfolio. We also apply an adjustment factor to these credit loss calculations based upon our assessment of the expected impact from current economic conditions on our investments, including the impact of COVID-19. We monitor the credit quality of debt securities classified as held-to-maturity through the use of their respective credit rating and update them on a quarterly basis with our latest assessment completed on March 31, 2020.

ATRION CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the amortized cost of our held-to-maturity bonds at March 31, 2020, aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds
Credit Quality Indicators	Asset Backed Bonds	Fed Govt Bonds/Notes	Municipal Bonds	Corporate Bonds	Totals
AAA/AA/A	$2,706	$3,381	$761	$20,325	$27,173
BBB/BB	-	-	-	15,916	15,916
TOTAL	$2,706	$3,381	$761	$36,241	$43,089

The following table presents information regarding our allowance for credit losses on our short-term and long-term investments for the quarter ended March 31, 2020 (in thousands):

	Short- Term Securities	Long- Term Securities	Total
Beginning balance, December 31, 2019	$-	$-	$-
Allowance recognized upon adoption of Topic 326	9	33	42
Provision for credit loss expense	10	19	29
Ending balance, March 31, 2020	$19	$52	$71

Our investments are required to be measured for disclosure purposes at fair value on a recurring basis. Our investments are considered Level 1 or Level 2 as detailed in the table below. The fair values of these investments were estimated using recently executed transactions and market price quotations.
The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

	Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of March 31, 2020:
Money market	1	13,131	$--	$--	$13,131
Commercial paper	2	12,425	$19	$--	$12,444
Bonds	2	43,089	$--	$(1,233)	$41,856
Mutual funds	1	1,118	$--	$(174)	$944
Equity investments	2	5,675	$--	$(3,841)	$1,834

As of December 31, 2019:
Money Market	1	3,460	$--	$--	$3,460
Commercial paper	2	9,424	$2	$--	$9,426
Bonds	2	44,833	$138	$(19)	$44,952
Mutual funds	1	1,052	$53	$--	$1,105
Equity investments	2	5,675	$--	$(2,853)	$2,822

ATRION CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The above bonds represent investments in various issuers at March 31, 2020.

The unrealized losses for these bond investments relate to the impact of COVID-19 on the bond market which resulted in a lower market price for those securities. None of these bond investments have been in a loss position for more than 12 months.

The commercial paper has maturities from less than a month to 8 months. The bonds have maturities from less than a month to 57 months.

(5)        Patents and Licenses

Purchased patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license.
The following tables provide information regarding patents and licenses (dollars in thousands):

March 31, 2020			December 31, 2019
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,330	15.67	$13,840	$12,301

Aggregate amortization expense for patents and licenses was $30,000 in each of the three months ended March 31, 2020 and 2019.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2021	$119
2022	$117
2023	$113
2024	$113
2025	$112

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

ATRION CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A summary of revenues by geographic area, based on shipping destination, for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
United States	$26,192	$26,989
Germany	3,237	2,164
Other countries less than 5% of revenues	14,165	12,461
Total	$43,594	$41,614

A summary of revenues by product line for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Fluid Delivery	$22,348	$18,161
Cardiovascular	14,824	15,420
Ophthalmology	863	2,283
Other	5,559	5,750
Total	$43,594	$41,614

More than 99 percent of our total revenue in the periods presented herein is pursuant to shipments initiated by a purchase order (our “contract”) and recognized at a single point in time when the performance obligation of the product being shipped is satisfied, rather than recognized over time, and is presented as a receivable on the balance sheet. Payment is typically due within 30 days.

We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments. Effective January 1, 2020, we adopted the new credit loss accounting methodology as discussed in footnote 7 to calculate our credit loss allowance for our trade receivables. An account is written off when we determine the receivable will not be collected. Historically, bad debt has been immaterial.

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

ATRION CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(7)        Recent Accounting Pronouncements

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments .

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments . The ASU introduces a new credit loss methodology, Current Expected Credit Losses (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU.

The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and trade and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized.

On January 1, 2020, we adopted the guidance prospectively with a cumulative adjustment to retained earnings. Atrion has not restated comparative information for 2019 and, therefore, the comparative information for 2019 is reported under the old model and is not comparable to the information presented for 2020.

At adoption, we recognized an incremental allowance for credit losses on our allowance for credit losses related to our held-to-maturity debt securities of approximately $42,000 and our trade accounts receivable of approximately $4,000. Additionally, we recorded an approximately $36,000 decrease in retained earnings associated with the increased estimated credit losses on our trade accounts receivable and investments.

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

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular and ophthalmology markets. Our other medical and non-medical products include instrumentation and disposables used in valves and inflation devices used in marine and aviation safety products.

Our products are used in a wide variety of applications by numerous customers. We encounter competition in all of our markets and compete primarily on the basis of design, product quality, price, customer service and delivery time.

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

Our strategic objective is to further enhance our position in our served markets by:

●	Focusing on customer needs;
●	Expanding existing product lines and developing new products;
●	Manufacturing products to exacting quality standards; and
●	Preserving and fostering a collaborative, respectful and entrepreneurial culture.

For the three months ended March 31, 2020, we reported revenues of $43.6 million, operating income of $11.7 million and net income of $8.9 million, up 5 percent, up 6 percent and down 6 percent, respectively, from the three months ended March 31, 2019.

Results for the three months ended March 31, 2020
Consolidated net income totaled $8.9 million, or $4.80 per basic and $4.79 per diluted share, in the first quarter of 2020. This is compared with consolidated net income of $9.4 million, or $5.09 per basic and $5.07 per diluted share, in the first quarter of 2019. The income per basic share computations are based on weighted average basic shares outstanding of 1,853,000 in the 2020 period and 1,853,000 in the 2019 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,859,000 in the 2020 period and 1,862,000 in the 2019 period.

Consolidated revenues of $43.6 million for the first quarter of 2020 were 5 percent higher than revenues of $41.6 million for the first quarter of 2019. This increase was primarily attributable to increased volumes of our fluid delivery products partially offset by decreased volumes of our ophthalmology products.

Revenues by product line were as follows (in thousands):

	Three Months ended March 31,
	2020	2019

Fluid Delivery	$22,348	$18,161
Cardiovascular	14,824	15,420
Ophthalmology	863	2,283
Other	5,559	5,750
Total	$43,594	$41,614

Cost of goods sold of $23.7 million for the first quarter of 2020 was 3.5 percent higher than cost of goods sold of $22.9 million for the first quarter of 2019 primarily due to higher sales volumes. Our cost of goods sold in the first quarter of 2020 was 54.4 percent of revenues compared with 55.1 percent of revenues in the first quarter of 2019.

Gross profit of $19.9 million in the first quarter of 2020 was $1.2 million or 6.2 percent, higher than in the comparable 2019 period. Our gross profit percentage in the first quarter of 2020 was 45.5 percent of revenues compared with 44.9 percent of revenues in the first quarter of 2019. The increase in gross profit percentage in the 2020 period compared to the 2019 period was primarily related to product sales mix with higher margins.

Our first quarter 2020 operating expenses of $8.2 million were $488,000 higher than the operating expenses for the first quarter of 2019. This increase was attributable to a $589,000 increase in Research and Development, or R&D, expenses and a $213,000 increase in General and Administrative, or G&A, expenses partially offset by a $314,000 decrease in Selling expenses. The increase in R&D expenses was primarily related to increased outside services, materials and supplies costs. The increase in G&A expenses was primarily related to salaries and outside services. The decrease in Selling expenses was principally attributable to Company-mandated travel restrictions and cancelled sales conferences due to COVID-19.

Operating income in the first quarter of 2020 increased $677,000 to $11.7 million, a 6 percent increase compared to our operating income in the quarter ended March 31, 2019. Operating income was 27 percent of revenues for both the first quarter of 2020 and the first quarter of 2019.

Interest and dividend income in the first quarter of 2020 was $462,000 compared with $582,000 for the same period in the prior year. The decline in interest income was due to lower interest rates in 2020 versus 2019.

Other investment loss in the first quarter of 2020 was $997,000 compared with investment income of $211,000 in the first quarter of 2019. These amounts were attributable to unrealized losses and gains on equity investments resulting from changes

Income tax expense was $2.3 million for the first quarter of 2020 compared with $2.4 million for the first quarter of 2019. The effective tax rate for the first quarter of 2020 was 20.4 percent compared with 20.2 percent for the first quarter of 2019. We expect the effective tax rate for the remainder of 2020 to be approximately 20 percent.

Liquidity and Capital Resources
As of March 31, 2020, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2022.  We had no outstanding borrowings under our credit facility at March 31, 2020. Our ability to borrow funds under the credit agreement from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At March 31, 2020, we were in compliance with all financial covenants.

At March 31, 2020, we had a total of $96.4 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $4.2 million from December 31, 2019. The principal contributor to this decrease was stock buybacks of $9.2 million.

Cash flows from operating activities of $12.9 million for the three months ended March 31, 2020 were primarily comprised of net income plus the net effect of non-cash expenses and increases in accrued income and other taxes partially offset by increases in accounts receivable. During the first three months of 2020, we expended $12.4 million for the purchase of investments, $3.6 million for the addition of property and equipment, $9.2 million in stock buybacks and $2.9 million for dividends. During the same period, maturities and sales of investments generated $14.3 million in cash.

At March 31, 2020, we had working capital of $115.1 million, including $44.1 million in cash and cash equivalents and $18.6 million in short-term investments. The $6.0 million decrease in working capital during the first three months of 2020 was primarily related to decreases of short term investments of $5.2 million.

We believe that our $96.4 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the planned expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will increase during the remainder of 2020.

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in the implementation of numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Although we are unable to predict accurately the full impact that COVID-19 will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has affected our day-to-day operations and could disrupt our business and operations, as well as those of our key customers, suppliers, and other counterparties, for an indefinite period of time. To help protect the health and well-being of our employees and communities, some of our employees have been working remotely, and we have implemented additional health and safety measures in our facilities. In addition, many of our customers may have implemented similar measures in their facilities, which may delay the timing of some orders and deliveries.

Although such disruptions did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, revenue in the current quarter and subsequent quarters of 2020 could be affected by the impact of the global pandemic. OEM customers and end users of our products could experience financial distress, mass illness, supply chain disruptions and government prohibitions that could impact purchases of products from us. Illnesses, government prohibitions and supply chain disruptions could also impact our ability to fulfill orders.

Our business may be adversely impacted as a result of the pandemic’s global economic impact. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

Forward-Looking Statements
Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2020, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, our access to equity and debt financing, the impact of the COVID-19 pandemic on our business and operations, and the increase in cash, cash equivalents, and investments during the remainder of 2020. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that the COVID-19 pandemic could lead to material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product  liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

I tem 3.    Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2020, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2019 Form 10-K.

I tem 4.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

P ART II

OTHER INFORMATION

I tem 1.      Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations .

I tem 1A.   Risk Factors

The ongoing COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in the implementation of numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Although we are unable to predict accurately the full impact that COVID-19 will have on our results from operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers, and other counterparties, for an indefinite period of time. To help protect the health and well-being of our employees and communities, some of our employees have been working remotely, and we have implemented additional health and safety measures in our facilities. In addition, many of our customers may have implemented similar procedures in their facilities, which may delay the timing of some orders and deliveries expected in the second and third quarters of this year. Certain of these measures and government-imposed restrictions may have an adverse effect on the productivity and profitability of our manufacturing facilities, and in turn may have an adverse effect on our business and operations.  Moreover, a prolonged pandemic, or the threat thereof, could result in employee absences and travel restrictions for our employees, lower productivity, voluntary closures of our offices and facilities, and other disruptions to our business. Any of these could have a material adverse effect on our business, financial condition, and results of operations.

The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays, and additional costs in our product development, manufacturing, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements.  Revenue for the second and subsequent quarters of this year may be lower than initially anticipated at the beginning of the year due to compliance by us, our customers, and our suppliers with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers, and our suppliers operate. Additionally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the shelter-in-place and similar orders are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis. The  pandemic or any worsening of the global business and economic environment as a result thereof may also have the effect of heightening or exacerbating many of the other risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, such as those relating to our ability to maintain manufacturing efficiency, disruption of our operations at our manufacturing facilities or in our supply chain, and risks generally associated with our international business operations.

It em 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2020 through 1/31/2020	—	—	—	231,765
2/1/2020 through 2/29/2020	—	—	—	231,765
3/1/2020 through 3/31/2020	14,576	$634.27	14,576	217,189
Total	14,576	$634.27	14,576	217,189

(1)
On May 21, 2015, our Board of Directors approved a stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions.  At December 31, 2019, we had repurchased 18,235 shares of our common stock authorized under the program approved in May 2015. Our stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

I tem 6.      Exhibits

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

Atrion Corporation
(Registrant)

Date: May 7, 2020	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: May 7, 2020	By:	/s/ Jeffery Strickland
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