Form 10-K/A
period 2019-12-31
ATRION CORP
filed 2020-05-26
CIK 701288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __to __

Commission File Number 001-32982

_________________________________________

Atrion Corporation

(Exact name of Registrant as specified in its charter)

Delaware	63-0821819
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
One Allentown Parkway, Allen, Texas	75002
(Address of principal executive offices)	(ZIP code)

Registrant’s telephone number, including area code:  (972) 390-9800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.10 Par Value	ATRI	The NASDAQ Stock Market LLC

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

Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Atrion Corporation is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 2, 2020 (the “Original Filing”) solely to include the hyperlinks to previously filed exhibits incorporated by reference that were inadvertently omitted from the Original Filing due to a clerical filing error.  Apart from the foregoing, this Form 10-K/A does not update or change any disclosures in or reflect any events occurring after the filing of the Original Filing.  Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing.

Item 15. Exhibits and Financial Statement Schedules.

(a)(3)      Exhibits.  Reference as made to Item 15(b) of this report on Form 10-K/A.

(b)          The following exhibits are filed with this Form 10-K/A or, as noted, are incorporated herein by reference:

Exhibit Numbers	Description

3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on March 13, 2018) (2)
4a	Description of Atrion Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 +
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (as last amended on March 12, 2018) (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Second Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Third Amendment to Amended and Restated Employment Agreement for Chairman (8)
10g*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on August 14, 2017) (9)
10h*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)

10k*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (13)
10l*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (14)
10m*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (15)
10n*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (16)
10o*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (17)
10p*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (18)
10q*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (19)
10r*	Form of Indemnification Agreement for Directors and Executive Officers (20)
10s	Credit Agreement dated as of February 28, 2017 by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender (21)
10t	Guaranty Agreement dated as of February 28, 2017 made by certain Subsidiaries of Atrion Corporation in favor of Wells Fargo Bank, National Association, as Lender (22)
10u	Collateral Agreement dated as of February 28, 2017 among Atrion Corporation, certain Subsidiaries of Atrion Corporation and Wells Fargo Bank, National Association, as lender. (23)
10v*	Nonqualified Deferred Compensation Plan (24)
13.1	Stock Performance Graph +
21	Subsidiaries of Atrion Corporation as of December 31, 2018+
23	Consent of Grant Thornton LLP +
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer +
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer +
31.3	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer ++
31.4	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer ++
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes
(1)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed March 19, 2018.
(3)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed May 9, 2018.
(4)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation filed May 12, 2000.
(5)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.
(6)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.
(7)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 25, 2016.
(8)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 19, 2018.
(9)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed on November 8, 2017.
(10)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(11)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(12)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(13)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(14)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(15)	Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation filed March 13, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).
(17)	Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.
(18)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(19)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.
(20)	Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 12, 2012.

(21)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 3, 2017.
(22)	Incorporated by reference to Exhibit 10.2 to Form 8-K of Atrion Corporation filed March 3, 2017.
(23)	Incorporated by reference to Exhibit 10.3 to Form 8-K of Atrion Corporation filed March 3, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 8, 2017.
+	Filed or furnished as an exhibit to the Annual Report on Form 10-K filed by Atrion Corporation on March 2, 2020.

+ +	Filed herewith.

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

Exhibit Index

Exhibit Numbers	Description

3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on March 13, 2018) (2)
4a	Description of Atrion Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 +
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (as last amended on March 12, 2018) (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Second Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Third Amendment to Amended and Restated Employment Agreement for Chairman (8)
10g*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on August 14, 2017) (9)
10h*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (13)
10l*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (14)
10m*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (15)
10n*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (16)
10o*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (17)
10p*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (18)
10q*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (19)
10r*	Form of Indemnification Agreement for Directors and Executive Officers (20)
10s	Credit Agreement dated as of February 28, 2017 by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender (21)
10t	Guaranty Agreement dated as of February 28, 2017 made by certain Subsidiaries of Atrion Corporation in favor of Wells Fargo Bank, National Association, as Lender (22)
10u	Collateral Agreement dated as of February 28, 2017 among Atrion Corporation, certain Subsidiaries of Atrion Corporation and Wells Fargo Bank, National Association, as lender. (23)
10v*	Nonqualified Deferred Compensation Plan (24)
13.1	Stock Performance Graph +
21	Subsidiaries of Atrion Corporation as of December 31, 2018 +
23	Consent of Grant Thornton LLP +
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer +
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer +
31.3	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer ++
31.4	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer ++
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes
(1)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed March 19, 2018.
(3)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed May 9, 2018.
(4)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation filed May 12, 2000.
(5)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.
(6)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.
(7)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 25, 2016.
(8)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 19, 2018.
(9)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed on November 8, 2017.
(10)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(11)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(12)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(13)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(14)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(15)	Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation filed March 13, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).
(17)	Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.
(18)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(19)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.
(20)	Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 12, 2012.

(21)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 3, 2017.
(22)	Incorporated by reference to Exhibit 10.2 to Form 8-K of Atrion Corporation filed March 3, 2017.
(23)	Incorporated by reference to Exhibit 10.3 to Form 8-K of Atrion Corporation filed March 3, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 8, 2017.
+	Filed or furnished as an exhibit to the Annual Report on Form 10-K filed by Atrion Corporation on March 2, 2020.

+ +	Filed herewith.

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

May 22, 2020	ATRION CORPORATION

	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and Chief Financial Officer