Form 10-Q
period 2020-06-30
ATRION CORP
filed 2020-08-06
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Transition Period from __________ to __________

Commission File Number 001-32982

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, TX 75002
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 28, 2020
Common stock, Par Value $0.10 per share	1,828,953

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenues	$37,968	$40,103	$81,563	$81,717
Cost of goods sold	20,499	21,511	44,226	44,422
Gross profit	17,469	18,592	37,337	37,295
Operating expenses:
Selling	1,703	2,098	3,773	4,482
General and administrative	4,628	4,304	9,028	8,490
Research and development	1,092	1,224	2,776	2,319
	7,423	7,626	15,577	15,291
Operating income	10,046	10,966	21,760	22,004

Interest and dividend income	367	581	858	1,163
Other investment income (losses)	354	161	(673)	372
	721	742	185	1,535

Income before provision for income taxes	10,767	11,708	21,945	23,539
Provision for income taxes	(2,162)	(2,044)	(4,443)	(4,437)

Net income	$8,605	$9,664	$17,502	$19,102

Net income per basic share	$4.69	$5.21	$9.49	$10.30
Weighted average basic shares outstanding	1,835	1,854	1,844	1,854

Net income per diluted share	$4.68	$5.18	$9.47	$10.25
Weighted average diluted shares outstanding	1,839	1,864	1,849	1,863

Dividends per common share	$1.55	$1.35	$3.10	$2.70

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Assets	June 30, 2020	December 31, 2019
	(in thousands)
Current assets:
Cash and cash equivalents	$24,099	$45,048
Short-term investments	6,574	23,766
Accounts receivable	22,441	18,886
Inventories	45,805	42,093
Prepaid expenses and other current assets	3,226	2,545
	102,145	132,338

Long-term investments	56,871	31,772

Property, plant and equipment	207,814	200,990
Less accumulated depreciation and amortization	119,947	116,384
	87,867	84,606

Other assets and deferred charges:
Patents	1,480	1,539
Goodwill	9,730	9,730
Other	2,257	2,046
	13,467	13,315

Total assets	$260,350	$262,031

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,373	$10,855
Accrued income and other taxes	4,070	419
	15,443	11,274

Line of credit	-	-

Other non-current liabilities	11,380	12,887

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	53,020	52,043
Retained earnings	329,494	317,745
Treasury shares,1,591 at June 30, 2020 and 1,565 at December 31, 2019, at cost	(149,329)	(132,260)
Total stockholders’ equity	233,527	237,870

Total liabilities and stockholders’ equity	$260,350	$262,031

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$17,502	$19,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,574	5,209
Deferred income taxes	503	1,408
Stock-based compensation	991	980
Net change in unrealized gains and losses on investments	933	(364)
Net change in accrued interest, premiums, and discounts on investments	(66)	173
Other	22	(6)
	25,459	26,502

Changes in operating assets and liabilities:
Accounts receivable	(3,558)	(3,354)
Inventories	(3,712)	(1,018)
Prepaid expenses	(681)	311
Other non-current assets	(254)	57
Accounts payable and accrued liabilities	518	542
Accrued income and other taxes	3,651	180
Other non-current liabilities	(2,000)	912
	19,423	24,132

Cash flows from investing activities:
Property, plant and equipment additions	(8,800)	(9,977)
Purchase of investments	(30,444)	(45,843)
Proceeds from sale of investments	896	-
Proceeds from maturities of investments	20,774	28,121
	(17,574)	(27,699)

Cash flows from financing activities:
Purchase of treasury stock	(17,037)	-
Shares tendered for employees’ withholding taxes on stock-based compensation	(55)	(579)
Dividends paid	(5,706)	(5,005)
	(22,798)	(5,584)

Net change in cash and cash equivalents	(20,949)	(9,151)
Cash and cash equivalents at beginning of period	45,048	58,753
Cash and cash equivalents at end of period	$24,099	$49,602

Cash paid for:
Income taxes	$199	$2,104

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months ended June 30, 2020 and 2019

	Common Stock		Treasury Stock		Additional
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balances, April 1, 2019	1,853	$342	1,567	$(131,721)	$50,772	$298,690	$218,083

Net income						9,664	9,664
Stock-based compensation transactions	3		(3)	40	560		600
Shares surrendered in stock transactions	(1)		1	(579)			(579)
Dividends						(2,508)	(2,508)
Balances, June 30, 2019	1,855	$342	1,565	$(132,260)	$51,332	$305,846	$225,260

Balances, April 1, 2020	1,840	$342	1,580	$(141,500)	$52,422	$323,733	$234,997

Net income						8,605	8,605
Stock-based compensation transactions				18	598		616
Shares surrendered in stock transactions				(55)			(55)
Purchase of treasury stock	(11)		11	(7,792)			(7,792)
Dividends						(2,844)	(2,844)
Balances, June 30, 2020	1,829	$342	1,591	$(149,329)	$53,020	$329,494	$233,527

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Months ended June 30, 2020 and 2019

	Common Stock		Treasury Stock		Additional
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balances, January 1, 2019	1,853	$342	1,567	$(131,727)	$50,391	$291,761	$210,767

Net income						19,102	19,102
Stock-based compensation transactions	3		(3)	46	941		987
Shares surrendered in stock transactions	(1)		1	(579)			(579)
Dividends						(5,017)	(5,017)
Balances, June 30, 2019	1,855	$342	1,565	$(132,260)	$51,332	$305,846	$225,260

Balances, December 31, 2019	1,855	$342	1,565	$(132,260)	$52,043	$317,745	$237,870
Cumulative change in accounting principal						(36)	(36)
Balances, January 1, 2020	1,855	$342	1,565	$(132,260)	$52,043	$317,709	$237,834

Net income						17,502	17,502
Stock-based compensation transactions				23	977		1,000
Shares surrendered in stock transactions				(55)			(55)
Purchase of treasury stock	(26)		26	(17,037)			(17,037)
Dividends						(5,717)	(5,717)
Balances, June 30, 2020	1,829	$342	1,591	$(149,329)	$53,020	$329,494	$233,527

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Atrion Corporation and its subsidiaries (collectively referred to herein as “Atrion” the “Company,” “we,” “our,” and “us”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that can have a significant impact on our revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. At least quarterly, we evaluate our assumptions, judgments, and estimates, and make changes as deemed necessary.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 6, 2020, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”).

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which became law on March 27, 2020, includes a provision that permits an employer to defer the payment of the employer’s portion of payroll taxes that otherwise would be due between March 27, 2020 and December 31, 2020. The Company has elected to take advantage of such deferral provision and is evaluating its ability to take advantage of other provisions of the CARES Act and its amendments.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$19,020	$18,157
Work in process	9,972	8,525
Finished goods	16,813	15,411
Total inventories	$45,805	$42,093

(3) Income per share

The following is the computation for basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net income	$8,605	$9,664	$17,502	$19,102
Weighted average basic shares outstanding	1,835	1,854	1,844	1,854
Add: Effect of dilutive securities	4	10	5	9
Weighted average diluted shares outstanding	1,839	1,864	1,849	1,863
Earnings per share:
Basic	$4.69	$5.21	$9.49	$10.30
Diluted	$4.68	$5.18	$9.47	$10.25

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing eight and zero shares of common stock for the quarters ended June 30, 2020 and 2019, respectively, and an average of 12 and zero shares of common stock for the six months ended June 30, 2020 and 2019, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4) Investments

As of June 30, 2020, we held investments in commercial paper, bonds, money market accounts, mutual funds and equity securities. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheet. The money market accounts, equity securities and mutual funds are recorded at fair value in the accompanying consolidated balance sheet. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s cash and cash equivalents and our short and long-term investments are as follows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash deposits	$21,488	$38,942
Money market funds	1,861	3,460
Commercial paper	750	2,646
Total cash and cash equivalents	$24,099	$45,048
Short-term investments:
Commercial paper (held-to-maturity)	$4,709	$6,778
Bonds (held-to-maturity)	1,880	16,988
Allowance for credit losses	(16)	-
Total short-term investments	$6,573	$23,766
Long-term investments:
Mutual funds (available for sale)	$462	$1,105
Bonds (held-to-maturity)	54,353	27,845
Allowance for credit losses	(66)	-
Equity securities (available for sale)	2,123	2,822
Total long-term investments	$56,872	$31,772
Total cash, cash equivalents and short and long-term investments	$87,544	$100,586

Newly adopted Topic 326 utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. Our credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as our portfolio. We also apply an adjustment factor to these credit loss calculations based upon our assessment of the expected impact from current economic conditions on our investments, including the impact of COVID-19. We monitor the credit quality of debt securities classified as held-to-maturity through the use of their respective credit rating and update them on a quarterly basis with our latest assessment completed on June 30, 2020.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the amortized cost of our held-to-maturity bonds at June 30, 2020, aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds
Credit Quality Indicators	Asset Backed Bonds	Fed Govt Bonds/Notes	Municipal Bonds	Corporate Bonds	Totals
AAA/AA/A	$2,392	$3,335	$755	$34,771	$41,253
BBB/BB	-	-	-	14,980	14,980
TOTAL	$2,392	$3,335	$755	$49,751	$56,233

The following table presents information regarding our allowance for credit losses on our short-term and long-term investments for the six months ended June 30, 2020 (in thousands):

	Short- Term Securities	Long- Term Securities	Total
Beginning balance, December 31, 2019	$-	$-	$-
Allowance recognized upon adoption of Topic 326	9	33	42
Provision for credit loss expense	7	33	40
Ending balance, June 30, 2020	$16	$66	$82

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

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of June 30, 2020:
Money market	1	1,861	$--	$--	$1,861
Commercial paper	2	5,459	$14	$--	$5,473
Bonds	2	56,233	$575	$(45)	$56,763
Mutual funds	1	561	$--	$(99)	$462
Equity investments	2	5,675	$--	$(3,552)	$2,123

As of December 31, 2019:
Money Market	1	3,460	$--	$--	$3,460
Commercial paper	2	9,424	$2	$--	$9,426
Bonds	2	44,833	$138	$(19)	$44,952
Mutual funds	1	1,052	$53	$--	$1,105
Equity investments	2	5,675	$--	$(2,853)	$2,822

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The above bonds represent investments in various issuers at June 30, 2020.

The unrealized losses for these bond investments relate to the impact of COVID-19 on the bond market which resulted in a lower market price for those securities. None of these bond investments has been in a loss position for more than 12 months.

The commercial paper has maturities from less than a month to five months. The bonds have maturities from less than a month to 57 months.

(5) Patents and Licenses

Purchased patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

June 30, 2020			December 31, 2019
Weighted Average Original Life (years)				Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,360	15.67	$13,840	$12,301

Aggregate amortization expense for patents and licenses was $30,000 in each of the three months ended June 30, 2020 and 2019 and $60,000 in each of the six months ended June 30, 2020 and 2019.

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

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of revenues by geographic area, based on shipping destination, for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States	$19,530	$25,780	$45,722	$52,769
Germany	2,918	2,095	6,155	4,259
Other countries less than 5% of revenues	15,520	12,228	29,686	24,689
Total	$37,968	$40,103	$81,563	$81,717

A summary of revenues by product line for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fluid Delivery	$21,761	$18,285	$44,108	$36,446
Cardiovascular	10,841	14,579	25,666	29,999
Ophthalmology	936	1,817	1,800	4,100
Other	4,430	5,422	9,989	11,172
Total	$37,968	$40,103	$81,563	$81,717

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

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Recent Accounting Pronouncements

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces a new credit loss methodology, Current Expected Credit Losses (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU.

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

Our strategic objective is to further enhance our position in our served markets by:

•	Focusing on customer needs;

•	Expanding existing product lines and developing new products;

•	Manufacturing products to exacting quality standards; and

•	Preserving and fostering a collaborative, respectful and entrepreneurial culture.

For the three months ended June 30, 2020, we reported revenues of $38.0 million, operating income of $10.0 million and net income of $8.6 million, down 5 percent, down 8 percent and down 11 percent, respectively, from the three months ended June 30, 2019.

Results for the three months ended June 30, 2020

Consolidated net income totaled $8.6 million, or $4.69 per basic and $4.68 per diluted share, in the second quarter of 2020. This is compared with consolidated net income of $9.7 million, or $5.21 per basic and $5.18 per diluted share, in the second quarter of 2019. The income per basic share computations are based on weighted average basic shares outstanding of 1,835,000 in the 2020 period and 1,854,000 in the 2019 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,839,000 in the 2020 period and 1,864,000 in the 2019 period.

Consolidated revenues of $38.0 million for the second quarter of 2020 were 5 percent lower than revenues of $40.1 million for the second quarter of 2019. This decrease was primarily attributable to decrease in volumes of our Cardiovascular and Ophthalmology products partially offset by increased volumes of our Fluid Delivery products.

Revenues by product line were as follows (in thousands):

	Three Months ended June 30,
	2020	2019

Fluid Delivery	$21,761	$18,285
Cardiovascular	10,841	14,579
Ophthalmology	936	1,817
Other	4,430	5,422
Total	$37,968	$40,103

Cost of goods sold of $20.5 million for the second quarter of 2020 was 4.7 percent lower than cost of goods sold of $21.5 million for the second quarter of 2019 primarily due to lower sales volumes. Our cost of goods sold in the second quarter of 2020 was 54.0 percent of revenues compared with 53.6 percent of revenues in the second quarter of 2019.

Gross profit of $17.5 million in the second quarter of 2020 was $1.1 million or 6.0 percent lower than in the comparable 2019 period. Our gross profit percentage in the second quarter of 2020 was 46.0 percent of revenues compared with 46.4 percent of revenues in the second quarter of 2019. The decrease in gross profit percentage in the 2020 period compared to the 2019 period was primarily related to increased manufacturing costs with lower sales volumes.

Our second quarter 2020 operating expenses of $7.4 million were $203,000 lower than the operating expenses for the second quarter of 2019. This decrease was attributable to a $132,000 decrease in Research and Development, or R&D, expenses and a $395,000 decrease in Selling expenses. General and Administrative, or G&A, expenses partially offset these declines with a $324,000 increase. The decrease in R&D expenses was primarily related to company mandated travel restrictions due to COVID-19 and rescheduled international registrations. The decrease in Selling expenses was primarily related to Company-mandated travel restrictions and cancelled conferences due to COVID-19. The increase in G&A expenses was mainly due to increased software maintenance and salary expenses.

Operating income in the second quarter of 2020 decreased $920,000 to $10.0 million, an 8 percent decrease compared to our operating income in the quarter ended June 30, 2019. Operating income was 26 percent of revenues for the second quarter of 2020 and 27 percent the second quarter of 2019.

Interest and dividend income in the second quarter of 2020 was $367,000 compared with $581,000 for the same period in the prior year. The decline in interest and dividend income was largely due to lower interest rates in 2020 versus 2019.

Other investment income in the second quarter of 2020 was $354,000 compared with investment income of $161,000 in the second quarter of 2019. These amounts were attributable to unrealized gains on equity investments resulting from changes in the market values of the investments in each respective quarter.

Income tax expense was $2.2 million for the second quarter of 2020 compared with $2.0 million for the second quarter of 2019. The effective tax rate for the second quarter of 2020 was 20.1 percent compared with 17.5 percent for the second quarter of 2019. The increase in the 2020 period’s effective tax rate was primarily related to decreased tax benefits from stock compensation.

Results for the six months ended June 30, 2020

Consolidated net income totaled $17.5 million, or $9.49 per basic and $9.47 per diluted share, in first six months of 2020. This is compared with consolidated net income of $19.1 million, or $10.30 per basic and $10.25 per diluted share, in the first six months of 2019. The income per basic share computations are based on weighted average basic shares outstanding of 1,844,000 in the 2020 period and 1,854,000 in the 2019 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,849,000 in the 2020 period and 1,863,000 in the 2019 period.

Consolidated revenues of $81.6 million for the first six months of 2020 approximated revenues of $81.7 million for the first six months of 2019. Higher sales in Fluid Delivery were offset by lower Cardiovascular, Ophthalmology and Other sales.

Revenues by product line were as follows (in thousands):

	Six Months ended June 30,
	2020	2019

Fluid Delivery	$44,108	$36,446
Cardiovascular	25,666	29,999
Ophthalmology	1,800	4,100
Other	9,989	11,172
Total	$81,563	$81,717

Cost of goods sold of $44.2 million for the first six months of 2020 was $154,000 lower than in the comparable 2019 period. A favorable product sales mix and continued cost improvement projects more than offset increased manufacturing costs in the first six months of 2020. Our cost of goods sold in the first six months of both 2020 and 2019 was 54.4 percent of revenues.

Gross profit was $37.3 million in the first six months of both 2020 and 2019. Our gross profit percentage was 45.8 percent of revenues in the first six months in 2020 and 45.6 percent in 2019. Favorable product sales mix and continued cost improvements offset increased manufacturing costs as mentioned above.

Operating expenses of $15.5 million for the first six months 2020 were $286,000 higher than the operating expenses for the first six months of 2019. This increase was comprised of a $457,000 increase in R&D expenses, $538,000 increase in G&A expenses and a $709,000 decrease in Selling expenses. The increase in R&D expenses was primarily related to increased outside services and compensation. The increase in G&A expenses for the first six months of 2020 was principally attributable to increased compensation, software maintenance, and outside services. The decrease in Selling expenses was principally attributable to Company-mandated travel restrictions and cancelled conferences due to COVID-19.

Operating income in the first six months of 2020 decreased $244,000 to $21.8 million, a 1 percent decrease from our operating income in the six months ended June 30, 2019. Operating income for the first six months in 2020 and 2019 was 27 percent of revenues.

Interest and dividend income for the first six months of 2020 was $858,000, compared with $1.2 million for the same period in the prior year. The decline in interest and dividend income was largely due to lower interest rates in 2020 versus 2019.

Other investment loss for the first six months of 2020 was $673,000 compared with an investment income of $372,000 in the first six months of 2019. These amounts were attributable to unrealized losses and gains on equity investments resulting from changes in the market values of the investments in each respective quarter. COVID-19 significantly impacted certain equity market valuations in 2020, also impacting our investments.

Income tax expense was $4.4 million for the first six months of both 2020 and 2019. The effective tax rate for the first six months of 2020 was 20.2 percent, compared with 18.8 percent for the first six months of 2019. The increase in the 2020 period effective tax rate was primarily related to decreased tax benefits from stock compensation. We expect the effective tax rate for the remainder of 2020 to be approximately 20 percent.

Liquidity and Capital Resources

As of June 30, 2020, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2022. We had no outstanding borrowings under our credit facility at June 30, 2020. Our ability to borrow funds under the credit agreement from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At June 30, 2020, we were in compliance with all financial covenants.

At June 30, 2020, we had a total of $87.5 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $13.1 million from December 31, 2019. The principal contributor to this decrease was stock buybacks of $17.0 million.

Cash flows from operating activities of $19.4 million for the six months ended June 30, 2020 were primarily comprised of net income plus the net effect of non-cash expenses and increases in accrued income and other taxes partially offset by increases in accounts receivable and inventories. During the first six months of 2020, we expended $30.4 million for the purchase of investments, $8.8 million for the addition of property and equipment, $17.0 million in stock buybacks and $5.7 million for dividends. During the same period, maturities and sales of investments generated $20.7 million in cash.

At June, 30, 2020, we had working capital of $86.7 million, including $24.1 million in cash and cash equivalents and $6.6 million in short-term investments. The $34.4 million decrease in working capital during the first six months of 2020 was primarily related to decreases of cash and cash equivalents of $20.1 million and short term investments of $17.2 million.

We believe that our $87.5 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the planned expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will increase during the remainder of 2020.

COVID-19 Impact

COVID-19, which has spread throughout the United States and the world, has resulted in the implementation of numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Although we are unable to predict accurately the full impact that COVID-19 will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has disrupted our business and operations, as well as those of many of our key customers, suppliers, and other counterparties. In response to the COVID-19 pandemic, various national, state, and local governments where we, our customers, and our suppliers operate have issued decrees prohibiting certain businesses from continuing to operate or restricting certain of their operations. To help protect the health and well-being of our employees and communities, some of our employees have been working remotely, and we have implemented additional health and safety measures in our facilities. In addition, many of our customers have implemented similar measures in their facilities, which has delayed, and may continue to delay, the timing of some orders and deliveries.

Although such disruptions did not have a material adverse impact on our financial results for the first six months of fiscal 2020, for the three months ended June 30, 2020, our revenues were down 5 percent, our operating income was down 8 percent and net income was down 11 percent from the three months ended June 30, 2019 and results for the third and fourth quarters of 2020 and for an indeterminate period thereafter could be affected by the impact of the global pandemic. OEM customers and end users of our products may experience financial distress, mass illness, supply chain disruptions, and government prohibitions that could impact purchases of products from us. Illnesses, government prohibitions and restrictions, and supply chain disruptions could also impact our ability to fulfill orders. Additionally, we may be unable to collect receivables from those customers significantly impacted by COVID-19. A decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis.

We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2020, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, our access to equity and debt financing, the impact of the COVID-19 pandemic on our business and operations and financial results, the increase in cash, cash equivalents, and investments during the remainder of 2020. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that the COVID-19 pandemic could lead to material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended June 30, 2020, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2019 Form 10-K.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1A. RISK FACTORS

Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 include a discussion of our risk factors. There have been no material changes in the risk factors described in those reports, except as discussed below.

The COVID-19 pandemic has adversely affected our consolidated results of operations and may continue to do so.

COVID-19, which has spread throughout the United States and the world, has resulted in the implementation of numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Although we are unable to predict accurately the full impact that COVID-19 will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has disrupted our business and operations, as well as those of many of our key customers, suppliers, and other counterparties. In response to the COVID-19 pandemic, various national, state, and local governments where we, our customers, and our suppliers operate have issued decrees prohibiting certain businesses from continuing to operate or restricting certain of their operations. To help protect the health and well-being of our employees and communities, some of our employees have been working remotely, and we have implemented additional health and safety measures in our facilities. In addition, many of our customers have implemented similar measures in their facilities, which has delayed, and may continue to delay, the timing of some orders and deliveries.

Although such disruptions did not have a material adverse impact on our financial results for the first six months of fiscal 2020, for the three months ended June 30, 2020, our revenues were down 5 percent, our operating income was down 8 percent and net income was down 11 percent from the three months ended June 30, 2019 and results in the third and fourth quarters of 2020 and for an indeterminate period thereafter could be affected, by the impact of the global pandemic. OEM customers and end users of our products may experience financial distress, mass illness, supply chain disruptions, and government prohibitions that could impact purchases of products from us. Illnesses, government prohibitions and restrictions, and supply chain disruptions could also impact our ability to fulfill orders. Additionally, we may be unable to collect receivables from those customers significantly impacted by COVID-19. A decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis.

We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/2020 through 4/30/2020	3,500	$624.81	3,500	213,689
5/1/2020 through 5/31/2020	4,916	$645.02	4,916	208,773
6/1/2020 through 6/30/2020	3,742	$650.53	3,742	205,031
Total	12,158	$640.90	12,158	205,031

(1)	On May 21, 2015, our Board of Directors approved a stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. At June 30, 2020, we had repurchased 44,969 shares of our common stock authorized under the program approved in May 2015. Our stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

ITEM 6. Exhibits.

Exhibit Index

Exhibit
Number	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: August 6, 2020	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: August 6, 2020	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)