Form 10-Q
period 2020-09-30
ATRION CORP
filed 2020-11-09
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Transition Period from ________ to ________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 30, 2020
Common stock, Par Value $0.10 per share	1,828,953

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenues	$33,785	$38,883	$115,348	$120,600
Cost of goods sold	18,887	20,992	63,114	65,414
Gross profit	14,898	17,891	52,234	55,186
Operating expenses:
Selling	1,888	2,092	5,660	6,574
General and administrative	4,039	3,990	13,066	12,480
Research and development	1,388	1,359	4,165	3,678
Total Operating Expense	7,315	7,441	22,891	22,732
Operating income	7,583	10,450	29,343	32,454

Interest and dividend income	303	733	1,161	1,896
Other investment income (losses)	678	(106)	5	265
Total Non Operating Income Expenses	981	627	1,166	2,161

Income before provision for income taxes	8,564	11,077	30,509	34,615
Provision for income taxes	(1,321)	(1,482)	(5,764)	(5,918)

Net income	$7,243	$9,595	$24,745	$28,697

Net income per basic share	$3.96	$5.17	$13.46	$15.48
Weighted average basic shares outstanding	1,829	1,855	1,839	1,854

Net income per diluted share	$3.95	$5.15	$13.42	$15.40
Weighted average diluted shares outstanding	1,834	1,862	1,844	1,863

Dividends per common share	$1.75	$1.55	$4.85	$4.25

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Assets	September 30, 2020	December 31, 2019
	(in thousands)
Current assets:
Cash and cash equivalents	$23,996	$45,048
Short-term investments	18,779	23,766
Accounts receivable	17,747	18,886
Inventories	48,622	42,093
Prepaid expenses and other current assets	4,013	2,545
Total current assets	113,157	132,338

Long-term investments	45,381	31,772

Property, plant and equipment	213,203	200,990
Less accumulated depreciation and amortization	122,150	116,384
Property, plant and equipment net	91,053	84,606

Other assets and deferred charges:
Patents	1,450	1,539
Goodwill	9,730	9,730
Other	2,261	2,046
Total other assets	13,441	13,315

Total assets	$263,032	$262,031

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,694	$10,855
Accrued income and other taxes	1,005	419
Total current liabilities	12,699	11,274

Line of credit	-	-

Other non-current liabilities	12,215	12,887

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	53,581	52,043
Retained earnings	333,523	317,745
Treasury shares,1,591 at September 30, 2020 and 1,565 at December 31, 2019, at cost	(149,328)	(132,260)
Total stockholders’ equity	238,118	237,870

Total liabilities and stockholders’ equity	$263,032	$262,031

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$24,745	$28,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,517	7,961
Deferred income taxes	1,315	1,922
Stock-based compensation	1,540	1,306
Net change in unrealized gains and losses on investments	256	(257)
Net change in accrued interest, premiums, and discounts on investments	25	367
Other	22	(6)
	36,420	39,990

Changes in operating assets and liabilities:
Accounts receivable	1,136	(1,756)
Inventories	(6,529)	(4,742)
Prepaid expenses	(1,468)	581
Other non-current assets	(258)	17
Accounts payable and accrued liabilities	839	277
Accrued income and other taxes	586	884
Other non-current liabilities	(1,977)	914
	28,749	36,165

Cash flows from investing activities:
Property, plant and equipment additions	(14,899)	(15,239)
Purchase of investments	(40,025)	(54,539)
Proceeds from sale of investments	899	--
Proceeds from maturities of investments	30,223	46,992
	(23,802)	(22,786)

Cash flows from financing activities:
Purchase of treasury stock	(17,037)	--
Shares tendered for employees’ withholding taxes on stock-based compensation	(55)	(579)
Dividends paid	(8,907)	(7,880)
	(25,999)	(8,459)

Net change in cash and cash equivalents	(21,052)	4,920
Cash and cash equivalents at beginning of period	45,048	58,753
Cash and cash equivalents at end of period	$23,996	$63,673

Cash paid for:
Income taxes	$4,518	$2,630

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months ended September 30, 2020 and 2019

	Common Stock		Treasury Stock		Additional
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balances, June 30, 2019	1,855	$342	1,565	$(132,260)	$51,332	$305,846	$225,260
Net income						9,595	9,595
Stock-based compensation transactions					328		328
Dividends						(2,878)	(2,878)
Balances, September 30, 2019	1,855	$342	1,565	$(132,260)	$51,660	$312,563	$232,305
Balances, June 30, 2020	1,829	$342	1,591	$(149,329)	$53,020	$329,494	$233,527
Net income						7,243	7,243
Stock-based compensation transactions				1	561		562
Shares surrendered in stock transactions				-			-
Dividends						(3,214)	(3,214)
Balances, September 30, 2020	1,829	$342	1,591	$(149,328)	$53,581	$333,523	$238,118

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months ended September 30, 2020 and 2019

	Common Stock		Treasury Stock		Additional
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balances, December 31 , 2018	1,853	$342	1,567	$(131,727)	$50,391	$291,761	$210,767

Net income						28,697	28,697
Stock-based compensation transactions	3		(3)	46	1,269		1,315
Shares surrendered in stock transactions	(1)		1	(579)			(579)
Dividends						(7,895)	(7,895)
Balances, September 30, 2019	1,855	$342	1,565	$(132,260)	$51,660	$312,563	$232,305
Balances, December 31, 2019	1,855	$342	1,565	$(132,260)	$52,043	$317,745	$237,870
Cumulative change in accounting principal						(36)	(36)

Balances, January 1, 2020	1,855	342	1,565	(132,260)	52,043	317,709	237,834
Net income						24,745	24,745
Stock-based compensation transactions				24	1,538		1,562
Shares surrendered in stock transactions				(55)			(55)
Purchase of treasury stock	(26)		26	(17,037)			(17,037)
Dividends						(8,931)	(8,931)
Balances, September 30, 2020	1,829	$342	1,591	$(149,328)	$53,581	$333,523	$238,118

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 9, 2020, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("2019 Form 10-K").

The Coronavirus Aid, Relief, and Economic Security Act, which became law on March 27, 2020, includes a provision that permits an employer to defer the payment of the employer’s portion of payroll taxes that otherwise would be due between March 27, 2020 and December 31, 2020. The Company has elected to take advantage of such deferral provision.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$19,994	$18,157
Work in process	10,724	8,525
Finished goods	17,904	15,411
Total inventories	$48,622	$42,093

(3) Income per share

The following is the computation for basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net income	$7,243	$9,595	$24,745	$28,697
Weighted average basic shares outstanding	1,829	1,855	1,839	1,854
Add:Effect of dilutive securities	5	7	5	9
Weighted average diluted shares outstanding	1,834	1,862	1,844	1,863
Earnings per share:
Basic	$3.96	$5.17	$13.46	$15.48
Diluted	$3.95	$5.15	$13.42	$15.40

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing two and zero shares of common stock for the quarters ended September 30, 2020 and 2019, respectively, and an average of six and zero shares of common stock for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

As of September 30, 2020 and December 31, 2019, we held investments in commercial paper, bonds, money market accounts, mutual funds and equity securities. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months.

The components of the Company’s cash and cash equivalents and our short and long-term investments are as follows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash deposits	$19,573	$38,942
Money market funds	3,673	3,460
Commercial paper	750	2,646
Total cash and cash equivalents	$23,996	$45,048
Short-term investments:
Commercial paper (held-to-maturity)	$4,469	$6,778
Bonds (held-to-maturity)	14,330	16,988
Allowance for credit losses	(20)	-
Total short-term investments	$18,779	$23,766
Long-term investments:
Mutual funds (available for sale)	$499	$1,105
Bonds (held-to-maturity)	42,177	27,845
Allowance for credit losses	(57)	-
Equity securities (available for sale)	2,762	2,822
Total long-term investments	$45,381	$31,772
Total cash, cash equivalents and short and long-term investments	$88,156	$100,586

Recently adopted Topic 326 utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. Our credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as our portfolio. We also apply an adjustment factor to these credit loss calculations based upon our assessment of the expected impact from current economic conditions on our investments, including the impact of COVID-19. We monitor the credit quality of debt securities classified as held-to-maturity through the use of their respective credit rating and update them on a quarterly basis with our latest assessment completed on September 30, 2020.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the amortized cost of our held-to-maturity bonds at September 30, 2020, aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds
Credit Quality Indicators	Asset Backed Bonds	Fed Govt. Bonds/Notes	Municipal Bonds	Corporate Bonds	Totals
AAA/AA/A	$1,891	$3,265	$759	$31,490	$37,405
BBB/BB	-	-	-	19,102	19,102
TOTAL	$1,891	$3,265	$759	$50,592	$56,507

The following table presents information regarding our allowance for credit losses on our short-term and long-term investments for the nine months ended September 30, 2020 (in thousands):

	Short- Term Securities	Long- Term Securities	Total
Beginning balance, December 31, 2019	$-	$-	$-
Allowance recognized upon adoption of Topic 326	9	33	42
Provision for credit loss expense	11	24	35
Ending balance, September 30, 2020	$20	$57	$77

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

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of September 30, 2020:
Money market	1	3,673	$-	$-	$3,673
Commercial paper	2	5,219	$4	$-	$5,223
Bonds	2	56,506	$544	$(60)	$56,990
Mutual funds	1	566	$-	$(67)	$499
Equity investments	2	5,675	$-	$(2,913)	$2,762

As of December 31, 2019:
Money Market	1	3,460	$-	$-	$3,460
Commercial paper	2	9,424	$2	$-	$9,426
Bonds	2	44,833	$138	$(19)	$44,952
Mutual funds	1	1,052	$53	$-	$1,105
Equity investments	2	5,675	$-	$(2,853)	$2,822

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The bonds represent investments in various issuers at September 30, 2020.

The unrealized losses for these bond investments relate to the impact of COVID-19 on the bond market which resulted in a lower market price for those securities. None of these bond investments has been in a loss position for more than 12 months.

The commercial paper has maturities from less than a month to five months. The bonds have maturities from less than a month to 54 months.

(5) Patents and Licenses

Purchased patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

September 30, 2020			December 31, 2019
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,390	15.67	$13,840	$12,301

Aggregate amortization expense for patents and licenses was $30,000 in each of the three months ended September 30, 2020 and 2019 and $90,000 in each of the nine months ended September 30, 2020 and 2019.

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

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of revenues by geographic area, based on shipping destination, for the three and six months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$19,925	$24,644	$65,648	$76,640
Germany	2,485	2,168	8,640	6,427
Other countries less than 5% of revenues	11,375	12,071	41,060	37,533
Total	$33,785	$38,883	$115,348	$120,600

A summary of revenues by product line for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fluid Delivery	$16,512	$17,888	$60,620	$54,334
Cardiovascular	11,297	14,565	36,963	44,564
Ophthalmology	1,171	1,556	2,970	5,656
Other	4,805	4,874	14,795	16,046
Total	$33,785	$38,883	$115,348	$120,600

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

Our strategy is to provide a broad selection of products in the areas of our expertise. Research and development efforts are focused on improving current products and developing highly engineered products that meet customer needs and serve niche markets with meaningful sales potential. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce and payoff indebtedness, to fund capital expenditures, to repurchase stock and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

•	Focusing on customer needs;
•	Expanding existing product lines and developing new products;
•	Manufacturing products to exacting quality standards; and
•	Preserving and fostering a collaborative, respectful and entrepreneurial culture.

For the three months ended September 30, 2020, we reported revenues of $33.8 million, operating income of $7.6 million and net income of $7.2 million, down 13 percent, 27 percent and 25 percent, respectively, from the three months ended September 30, 2019.

Results for the three months ended September 30, 2020

Consolidated net income totaled $7.2 million, or $3.96 per basic and $3.95 per diluted share, in the third quarter of 2020. This is compared with consolidated net income of $9.6 million, or $5.17 per basic and $5.15 per diluted share, in the third quarter of 2019. The income per basic share computations are based on weighted average basic shares outstanding of 1,829,000 in the 2020 period and 1,855,000 in the 2019 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,834,000 in the 2020 period and 1,862,000 in the 2019 period.

Consolidated revenues of $33.8 million for the third quarter of 2020 were 13 percent lower than revenues of $38.9 million for the third quarter of 2019. This decrease was primarily attributable to a decrease in volumes of our Cardiovascular, Fluid Delivery and Ophthalmology products.

Revenues by product line were as follows (in thousands):

	Three Months ended September 30,
	2020	2019

Fluid Delivery	$16,512	$17,888
Cardiovascular	11,297	14,565
Ophthalmology	1,171	1,556
Other	4,805	4,874
Total	$33,785	$38,883

Cost of goods sold of $18.9 million for the third quarter of 2020 was 10.0 percent lower than cost of goods sold of $21.0 million for the third quarter of 2019 primarily due to lower sales volumes. Our cost of goods sold in the third quarter of 2020 was 55.9 percent of revenues compared to 54.0 percent of revenues in the third quarter of 2019.

Gross profit of $14.9 million in the third quarter of 2020 was $3.0 million or 16.7 percent lower than in the comparable 2019 period. Our gross profit percentage in the third quarter of 2020 was 44.0 percent of revenues compared with 46.0 percent of revenues in the third quarter of 2019. The decrease in gross profit percentage in the 2020 period compared to the 2019 period was primarily related to increased manufacturing costs coupled with lower sales volumes.

Our third quarter 2020 operating expenses of $7.3 million were $126,000 lower than the operating expenses for the third quarter of 2019. This decrease was attributable to a $204,000 decrease in Selling expenses, primarily resulting from lower travel and conference expenses due to COVID-19, partially offset by increases in General and Administrative, or G&A, expenses of $49,000 and Research and Development, or R&D, expenses of $29,000. The increase in G&A expenses was mainly due to increased software maintenance and salary expenses and the R&D expense increase was primarily due to higher salary expenses.

Operating income in the third quarter of 2020 decreased by $2.8 million to $7.6 million due to the lower sales and gross profit discussed above, a 27 percent decrease compared to our operating income for the third quarter of 2019. Operating income was 22 percent of revenues for the third quarter of 2020 and 27 percent of revenues for the third quarter of 2019.

Interest and dividend income in the third quarter of 2020 was $303,000 compared with $733,000 for the same period in the prior year. The decline in interest and dividend income was largely due to lower interest rates in the 2020 period as compared to the 2019 period.

Other investment income in the third quarter of 2020 was $678,000 compared with an Other investment loss of $106,000 in the third quarter of 2019. These amounts were attributable to unrealized gains or losses on equity investments resulting from changes in the market values of the investments in each respective quarter.

Income tax expense was $1.3 million for the third quarter of 2020 compared with $1.5 million for the third quarter of 2019. The effective tax rate for the third quarter of 2020 was 15.4 percent compared with 13.4 percent for the third quarter of 2019. The increase in the 2020 period’s effective tax rate was primarily related to decreased tax benefits booked for sales outside the United States under the foreign derived intangible income (“FDII”) deduction.

Results for the nine months ended September 30, 2020

Consolidated net income totaled $24.7 million, or $13.46 per basic and $13.42 per diluted share, in the first nine months of 2020. This is compared with consolidated net income of $28.7 million, or $15.48 per basic and $15.40 per diluted share, in the first nine months of 2019. The income per basic share computations are based on weighted average basic shares outstanding of 1,839,000 in the 2020 period and 1,854,000 in the 2019 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,844,000 in the 2020 period and 1,863,000 in the 2019 period.

Consolidated revenues of $115.3 million for the first nine months of 2020 compared with revenues of $120.6 million for the first nine months of 2019. Higher sales in Fluid Delivery were offset by lower Cardiovascular, Ophthalmology and Other sales.

Revenues by product line were as follows (in thousands):

	Nine Months ended September 30,
	2020	2019

Fluid Delivery	$60,620	$54,334
Cardiovascular	36,963	44,564
Ophthalmology	2,970	5,656
Other	14,795	16,046
Total	$115,348	$120,600

Cost of goods sold of $63.1 million for the first nine months of 2020 was $2.3 million lower than in the comparable 2019 period. This reduction was due to lower sales volumes, favorable product sales mix, and continued cost improvement projects, partially offset by increased manufacturing costs. Our cost of goods sold for the first nine months of 2020 was 54.7 percent of revenues compared to 54.2 percent of revenues for the first nine months of 2019.

Gross profit was $52.2 million in the first nine months of 2020 and $55.2 million in the comparable 2019 period. Our gross profit percentage was 45.3 percent of revenues in the first nine months in 2020 and 45.8 percent in the first nine months in 2019. This decrease in gross profit percentage was due to increased manufacturing costs coupled with lower sales volumes in the 2020 period. This reduction was softened by a favorable product sales mix and continued cost improvements in the current year period as mentioned above.

Operating expenses of $22.9 million for the first nine months 2020 were $159,000 higher than the operating expenses for the first nine months of 2019. This increase was attributable to a $487,000 increase in R&D expenses and a $586,000 increase in G&A expenses largely offset by a $914,000 decrease in Selling expenses. The increase in R&D expenses was primarily related to increases in outside services and compensation. The increase in G&A expenses for the first nine months of 2020 was principally attributable to increased compensation, software maintenance, and outside services. The decrease in Selling expenses was principally attributable to Company-mandated travel restrictions and cancelled conferences due to COVID-19.

Operating income in the first nine months of 2020 decreased by $3.1 million to $29.3 million, a 10 percent decrease from our operating income in the first nine months of 2019. Operating income was 25 percent of revenues for the first nine months of 2020 and 27 percent of revenues in the comparable 2019 period.

Interest and dividend income for the first nine months of 2020 was $1.2 million compared with $1.9 million for the same period in the prior year. The decline in interest and dividend income was largely due to lower interest rates in the 2020 period as compared to the 2019 period.

Other investment income was $5,000 for the first nine months of 2020 compared with Other investment income of $265,000 in the first nine months of 2019. These amounts were attributable to gains on equity investments resulting from changes in the market values of the investments in each respective period.

Income tax expense was $5.8 million for the first nine months of 2020 and $5.9 million in the comparable 2019 period. The effective tax rate for the first nine months of 2020 was 18.9 percent compared with 17.1 percent for the first nine months of 2019. The increase in the effective tax rate in the 2020 period was primarily related to decreased tax benefits booked for sales outside the United States under the FDII deduction and from lower stock compensation deductions. We expect the effective tax rate for the fourth quarter of 2020 to be approximately 15 percent.

Liquidity and Capital Resources

As of September 30, 2020, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2022.We had no outstanding borrowings under our credit facility at September 30, 2020. Our ability to borrow funds under the credit agreement from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At September 30, 2020, we were in compliance with all financial covenants.

At September 30, 2020, we had a total of $88.2 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $12.4 million from December 31, 2019. The principal contributor to this decrease was stock buybacks of $17.0 million.

Cash flows from operating activities of $28.7 million for the nine months ended September 30, 2020 were primarily comprised of net income plus the net effect of non-cash expenses and decreases in accounts receivable and other taxes partially offset by increases in inventories and prepaid expenses. During the first nine months of 2020, we expended $40.0 million for the purchase of investments, $14.9 million for the addition of property and equipment, $17.0 million in stock buybacks and $8.9 million for dividends. During the same period, maturities and sales of investments generated $30.2 million in cash.

At September 30, 2020, we had working capital of $100.5 million, including $24.0 million in cash and cash equivalents and $18.8 million in short-term investments compared to working capital of $121.1 million at December 31, 2019. The $20.6 million decrease in working capital during the first nine months of 2020 was primarily related to decreases of cash and cash equivalents of $21.1 million and short term investments of $4.9 million partially offset by increased inventories of $6.5 million.

We believe that our $88.2 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the planned expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary. Additionally, we believe that our cash and cash equivalents, short-term investments and long-term investments, as a whole, will increase during the remainder of 2020.

COVID-19 Impact

COVID-19, which has spread throughout the United States and the world, has resulted in the implementation and continuation of numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Although we are unable to predict accurately the full impact that COVID-19 will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has disrupted and may continue to disrupt our business and operations, as well as those of many of our key customers, suppliers, and other counterparties. In response to the COVID-19 pandemic, various national, state, and local governments where we, our customers, and our suppliers operate issued decrees prohibiting certain businesses from continuing to operate or restricting certain of their operations. To help protect the health and well-being of our employees and communities, some of our employees have been working remotely, and we implemented and are continuing additional health and safety measures in our facilities. In addition, many of our customers implemented and are continuing similar measures in their facilities, which have delayed, and may continue to delay, the timing of some orders and deliveries.

These disruptions had a material adverse impact on our financial results for the first nine months of 2020 and for the three months ended September 30, 2020. For the first nine months of 2020, our revenues were down 4 percent, our operating income was down 10 percent and our net income was down 14 percent from the nine months ended September 30, 2019. For the third quarter 2020, our revenues were down 13 percent, our operating income was down 27 percent and our net income was down 25 percent from the three months ended September 30, 2019. Results for the fourth quarter of 2020, and for an indeterminate period thereafter, may be affected by the impact of the global pandemic. OEM customers and end users of our products may experience financial distress, mass illness, supply chain disruptions, and government prohibitions that could impact purchases of products from us. Illnesses, government prohibitions and restrictions, and supply chain disruptions could also impact our ability to fulfill orders. Additionally, we may be unable to collect receivables from those customers significantly impacted by COVID-19. A decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis.

We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for the remainder of 2020, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, our access to equity and debt financing, the impact of the COVID-19 pandemic on our business and operations, and our financial results, and the increase in cash, cash equivalents, and investments during the remainder of 2020. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that the COVID-19 pandemic leads to material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For the quarter ended September 30, 2020, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2019 Form 10-K.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors.

Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 include discussions of our risk factors. There have been no material changes in the risk factors described in those reports, except with respect to the risk factor regarding COVID-19 included in Part II, Item 1A entitled “Risk Factors, “of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 which is supplemented below.

The ongoing COVID-19 pandemic has adversely affected our consolidated results of operations and may continue to do so.

The disruptions resulting from COVID-19 pandemic had a material adverse impact on our financial results for the first nine months of fiscal 2020 and for the three months ended September 30, 2020. For the first nine months of 2020, our revenues were down 4 percent, our operating income was down 10 percent and our net income was down 14 percent from the nine months ended September 30, 2019. For the third quarter of 2020, our revenues were down 13 percent, our operating income was down 27 percent and our net income was down 25 percent from the three months ended September 30, 2019.Our results for the fourth quarter of 2020, and for an indeterminate period thereafter, may be affected by the impact of the global pandemic.

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

Atrion Corporation
(Registrant)

Date:November 9, 2020	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date:November 9, 2020	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

