Form 10-K
period 2020-12-31
ATRION CORP
filed 2021-03-01
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______to ______

Commission File Number 001-32982

Atrion Corporation
(Exact name of Registrant as specified in its charter)

Delaware	63-0821819
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, TX	75002
(Address of principal executive offices)	(ZIP code)

Registrant’s telephone number, including area code: (972) 390-9800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.10 Par Value	ATRI	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the Registrant as of, June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $904,980,997 based on the $637.01 closing price reported for such date on the The Nasdaq Global Select Market.

Number of shares of Common Stock outstanding at February 14, 2021: 1,825,472

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the Company’s definitive proxy statement relating to the 2021 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2020

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2020

PART I

ITEM 1. BUSINESS.

General

Atrion Corporation and its subsidiaries (“we,” “our,” “us,” “Atrion,” or the “Company”) develop and manufacture products, primarily for medical applications. Our medical products are used in a number of fields including fluid delivery, cardiovascular and ophthalmic applications.

Our fluid delivery products accounted for 51 percent of net revenues for 2020 and 46 percent of net revenues for 2019 and 2018. We have developed a wide variety of proprietary valves designed to precisely fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, intravenous, catheter and other applications in fields such as anesthesia and oncology. We make products that deliver fluids as well as promote infection control in hospital and home healthcare environments.

Our cardiovascular products accounted for 33 percent of net revenues for 2020 and 35 percent for 2019 and 33 percent for 2018. At the core of our cardiovascular products is the Myocardial Protection System, a proprietary technology that is the only open-heart surgery system that delivers to the heart essential fluids and medications, mixes critical drugs and controls temperature, pressure and other important variables. This system indicates improved outcomes offering an integrated, flexible set of choices during surgery without diluting the blood. In late 2020, we launched a latest generation of our system, the MPS®3, which features even greater levels of performance, safety and flexibility. We also develop and manufacture other cardiovascular products such as cardiac surgery vacuum relief valves; silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment and fluid dispensing; as well as products used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

Our ophthalmic products accounted for 3 percent, 5 percent and 7 percent of our net revenues for 2020, 2019 and 2018 respectively. We are a leading manufacturer of specialized medical devices that disinfect contact lenses. We also manufacture a proprietary line of balloon catheters used in the treatment of nasolacrimal duct obstruction in children and adults.

Our other medical and non-medical products accounted for 13 percent of our net revenues for 2020 and 14 percent of net revenues for 2019 and 2018. One of these product lines consists of instrumentation and associated disposables used to measure the activated clotting time of blood. In addition, we manufacture and sell a line of products designed for safe needle and scalpel blade containment. We are also the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture components used in inflatable survival products and structures. We also produce one-way and two-way pressure relief valves that protect sensitive electronics and other products during transport in medical and non-medical applications.

Business Strategy

Our business strategy is to provide hospitals, physicians and other healthcare providers with the tools they need to improve the lives of the patients they serve. To do so, we provide a broad selection of products in our areas of expertise in the medical device industry. We focus on meeting customer needs with existing products and expanding current product lines. We seek to develop new products for our current customers and to develop new customers in niche markets. We reach a broad base of customers through our direct sales force, independent sales representatives and distributors in the United States, Canada, Europe and other countries. We have diverse product lines serving primarily the fluid delivery, cardiovascular and ophthalmic markets, and this diversity has served us well as we encounter changing market conditions. Our manufacturing operations are conducted at three geographically separate facilities, thereby lessening the risk that that a singular event in any one location could cripple our manufacturing operations. Furthermore, all of our manufacturing activities are conducted in the United States, thus lessening the risk that offshore events could interfere with our manufacturing operations. We make significant investments in research and development at all three of our facilities in order to maintain and enhance our position in the medical device industry.

We have created and maintained a culture of controlling costs, and we regularly invest in modern manufacturing technologies. We have been successful in consistently generating cash from operations, thus enabling us to expand our operations. Over the past 20 years we have sought to grow our existing businesses and, in doing do, we have succeeded in increasing revenues from $51.4 million in 2000 to $147.6 in 2020 and increasing net income from $2.8 million in 2000 to $32.1 million in 2020. We plan to continue to focus on internal growth and are planning to significantly expand one of our manufacturing facilities to support that growth. During this 20-year period, we have explored various acquisition opportunities but have elected not to proceed with them, focusing instead on internal growth. However, we believe that we can grow internally and, at the same time, make acquisitions that will enhance our growth, and we are continuing to seek such opportunities.

Marketing

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

Research and Development

A well-targeted research and development, or R&D, program is an essential part of our activities, and we are currently engaged in a number of R&D projects. The objective of this program is to develop new products in our current product lines, improve current products and develop new product lines. The Company expects to continue additional R&D in 2021 in all aspects of this program.

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

We contract with various suppliers to provide the component parts necessary to assemble our products. Substantially all of these components are available from a number of different suppliers, although certain components are purchased from single sources that manufacture these components using our tooling. We believe that we have satisfactory backup plans for single-sourced components, although a sudden disruption in supply from one or more of these suppliers could adversely affect our ability to deliver finished products on time. We own the molds used for production of substantially all our components. Consequently, in the event of supply disruption, we believe we would be able to fabricate our own components or contract with another supplier, albeit after a possible delay in the production process.

Intellectual Property

Our success may depend in part on our ability to protect our intellectual property, and we rely partly on a combination of patent, copyright, trademark, and trade secret laws to protect our intellectual property interests. We own 400 patents and patent applications pending on products that are currently being sold by us or which we intend to sell in the future, 98 of which relate to fluid delivery products, 100 of which relate to cardiovascular products, 52 of which relate to ophthalmology products, and 150 of which relate to other products. We pay royalties to an outside party under a license agreement for one patent. Our patents expire at various times over the next 18 years, with patent protection for one current material product expiring in August 2022. Patent protection for no other material product ends in the current decade. In assessing the importance of patents to our business and the impact of the expirations of our patents, we believe it is appropriate to take into account a number of factors, including the following: We have contractual commitments for certain products that extend beyond the expiration dates of our patents. Additionally, many of our products are components in other medical devices and the cost of those components is generally very small compared to the cost of those medical devices. As a result, the manufacturers of those medical devices and their customers would likely experience an elaborate technical and regulatory process that could add significant costs and delays to substitute alternative components and may not be cost effective, thus making it difficult for our potential competitors to replace our components in those medical devices. We manufacture our own products, and that experience has been and is expected to continue to be beneficial to us beyond the expiration of our patents. During the life of a patent, we frequently invest in automation to increase quality and reduce cost, and we allocate resources to improving and developing enhancements to our products. Our experience has been that these steps increase the likelihood that we will be able to compete effectively after our patents expire if others try to duplicate our products. We have often been able to sell our products for many years beyond their patent expirations and expect that to continue in the future. However, we recognize that our future growth depends, in part, on our success in continuing to expand our patent portfolio as older patents expire. Much of our R&D effort is aimed at developing new products that will eventually take the place of our currently-patented products. For these reasons, as well as others, we believe that no single patent expiration would have a material adverse effect on our business as a whole. We also have a number of trademark registrations that are generally for fixed but renewable terms.

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

Certain of our aviation and marine safety products are subject to regulation by the United States Coast Guard and the Federal Aviation Administration and similar organizations in foreign countries which regulate the safety of marine and aviation equipment.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) were enacted. The Affordable Care Act made changes that have had a significant impact on healthcare providers, medical device and pharmaceutical companies and insurers. The Affordable Care Act also established a payment transparency program, sometimes referred to as the Physician Payments Sunshine Act that requires medical device and drug manufacturers, including the Company, to report to the Centers for Medicare & Medicaid Services, or CMS, payments or other transfers of value made to physicians and teaching hospitals. The program is intended to provide patients with enhanced transparency as to the financial relationships that physicians and teaching hospitals have with medical device and drug manufacturers. On January 20, 2017, former President Trump signed an Executive Order directing federal agencies to exercise all authority and discretion available to them under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. There have also been judicial and congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump Administration to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. After January 2017, former President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. The Tax Cuts and Jobs Act of 2017, or Tax Act, which was enacted on December 22, 2017, reduced the Affordable Care Act’s shared-responsibility payment to zero, effective January 1, 2019. Following the enactment of the Tax Act, on December 14, 2018 in a case in the United States District Court for the Northern District of Texas, a federal judge ruled that the individual mandate imposed by the Affordable Care Act is unconstitutional and inseverable from the other provisions of the Affordable Care Act and, therefore, the remaining provisions of the Affordable Care Act are invalid. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit affirmed the ruling of the United States District Court but sent the case back to that court to consider how much, if any, of the Affordable Care Act, other than the individual mandate, should be invalidated. On November 10, 2020 the United States Supreme Court heard arguments concerning the constitutionality of the Affordable Care Act, and is expected to rule in that case in early 2021. Assuming the Affordable Care Act is found, in whole or in part, to be constitutional, the implementation of the Affordable Care Act and related regulations may increase our regulatory burdens. Litigation and legislation related to the Affordable Care Act are likely to continue, with unpredictable and uncertain results. We cannot predict with certainty what affect further changes to the Affordable Care Act would have on our business. Various legislation has been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, former President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect beginning on April 1, 2013 and, due to amendments to the statute, will stay in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions are suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Biden Administration is likely to continue shaping the law significantly through legislation and regulations that may impact the health insurance marketplaces, essential health benefits requirements, and Medicaid marketplace waivers for state flexibilities. Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would adversely affect our business, financial condition, and results of operations. Further, we anticipate that state legislatures and the private sector will continue to review and assess healthcare reform, including alternative healthcare delivery and payment systems. We cannot predict with certainty what impact the adoption or modification of any such reform measures or market forces may have on our business.

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

Clinical Advisors

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

Human Capital

Our Employees.

As of December 31, 2020, we had 636 employees, all of whom were employed in the United States. Our highly qualified and experienced team, including employees responsible for our sales, marketing, manufacturing, regulatory, finance and other important functions is critical to our success. During 2020, the number of employees increased by approximately 20. We also leverage temporary workers to provide flexibility for our business needs. As we grow our business over the next several years, we expect to add additional employees. We continually evaluate our business needs and opportunities and balance in house expertise and capacity with external expertise and capacity. Currently, we manufacture all of our products.

Our Culture.

The success of our human capital management is evidenced by our low employee turnover, a number which is regularly reviewed by our senior management as part of its oversight of our human capital strategy. We have a strong commitment to our communities and are proud to offer jobs with excellent benefits to people often overlooked by too many businesses. We pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.

Employee Engagement and Benefits.

We believe that our continued success largely depends upon our ability to attract and retain highly qualified employees. We provide our employees with competitive salaries and bonuses, certain opportunities for equity ownership, development programs that enable continued learning and growth and an employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. As part of our promotion and retention efforts, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus.

Diversity and Inclusion.

The tenets of diversity and inclusion have long been baked into the DNA of our Company. We have always operated our business in the United States, with a highly diverse workforce. Although we laud the popular focus on diversity in the boardroom—our Board had its first female director 18 years ago, one of our four independent directors is a person of color, and we are seeking to add a female director to our Board with the result that two of our five independent directors will be a woman and a person of color—we also believe that the focus on diversity and inclusion should be at all levels of every company. Companies that do not offer opportunities to those who are struggling are failing in this mission. Over half of our employees have at most a high school degree. We proudly employ individuals who have come from difficult circumstances that all too often have the effect of disqualifying them from being hired at many companies, and we believe that businesses that ignore them often are losing out on exceptional talent. Additionally, we do not have a mandatory retirement age, and many of our employees have tenures with us ranging from 10 to 40 years. We believe that our business benefits from the different perspectives a diverse workforce brings us.

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

Risks Relating to Our Business

•	Our sales could decline materially if we lose business from one or more of our larger customers or a significant number of our smaller customers.

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

•	The ongoing COVID-19 pandemic, or the perception of its effects, has had and could continue to have a material adverse effect on our business and results of operations.

Since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread around the world, including the United States; and, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. This pandemic has adversely affected or has the potential to adversely affect, among other things, the economic and financial markets and labor resources of the countries in which we operate; our manufacturing and supply chain operations, research and development efforts, commercial operations and sales force, administrative personnel, third-party service providers, and business partners and customers; and the demand for our marketed products.

The COVID-19 pandemic has resulted in travel and other restrictions to reduce the spread of the disease, including governmental orders across the globe, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, maintain social distancing, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for a significant portion of our employees (except those deemed critical, including those working in our manufacturing facilities). The effects of shelter-in-place and social distancing orders, government-imposed quarantines, and work-from-home policies may further negatively impact productivity, disrupt our business, and delay our development timelines beyond the delays we have already experienced and disclosed, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Such restrictions and limitations may also further negatively impact our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic may also result in the loss of some of our key personnel, either temporarily or permanently. In addition, our sales and marketing efforts have been negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by nonessential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products. The demand for our products may also be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect the patients’ ability or willingness to undergo elective surgeries. As a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.

Quarantines, shelter-in-place, social distancing, and similar government orders (or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur) related to COVID-19 or other infectious diseases are impacting personnel at our manufacturing facilities, our suppliers, and other third parties on which we rely, and are also impacting the availability or cost of materials produced by or purchased from such parties, resulting in supply chain strains or disruptions that may become material. Although some materials and services may be obtained from more than one supplier or provider, closures and other restrictions resulting from the COVID-19 pandemic (including any government restrictions or limitations, such as those that may be imposed under the Defense Production Act) could materially disrupt our supply chain or limit our ability to obtain sufficient materials or services required for the development and manufacturing of our products and product candidates as well as our research efforts.

In addition, infections and deaths related to COVID-19 have disrupted and may continue to disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay, FDA review and potential approval of our product candidates and new indications for our products. It is unknown how long these disruptions could continue. We will continue to evaluate the adverse impact of the COVID-19 pandemic on an individual trial basis. The disruptions caused by the COVID-19 pandemic may further negatively impact the progress of our research and development programs and delay regulatory review resulting from such disruptions could materially affect the development and study of our product candidates, which would increase our operating expenses and may have a material adverse effect on our operating results.

Although the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, it recently caused significant disruption of global financial markets and could cause more economic disruption in the future. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to rapidly evolve. The ultimate impact of this pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems, or the global economy as a whole. These effects could have a material impact on our operations.

To the extent the COVID-19 pandemic adversely affects our business, prospects, operating results, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

•	Our business is dependent on third-party sterilization for many of our products, and the loss or limitation of access to those facilities could adversely affect our business.

In 2019, the FDA, issued a caution concerning a nationwide shortage of medical devices due to issues with contract sterilizers, and reductions in sterilization capacity caused significant delays in medical device sterilization in this country sterilization facilities. If we do not have access to sterilization facilities that have capacity to process our products requiring sterilization, we may experience delays in, or reduction of, sales and deliveries of those products.

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

•	Issues with product quality could have an adverse effect upon our business, subject us to regulatory actions and cause a loss of customer confidence in us or our products.

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

•	The success of certain of our products depends upon relationships with healthcare professionals.

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

We have developed technical knowledge which, although non-patentable, we consider to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into agreements with key employees prohibiting them from disclosing any of our trade secrets or other confidential information. In addition, generally these agreements also provide that inventions or discoveries relating to our business by these individuals will be assigned to us and become our sole property. We cannot assure you that the enforceability of these agreements will not be challenged or that our trade secrets will not become known to, or be independently developed by, our competitors

The medical device industry is characterized by extensive intellectual property litigation, and companies in the medical device industry sometimes use intellectual property litigation to gain a competitive advantage. Intellectual property litigation, regardless of outcome, is often complex and expensive, and the outcome of this litigation is generally difficult to predict. An adverse determination in any such proceeding could subject us to significant liabilities to third parties or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to us on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

•	New lines of business or new or enhanced products and services may subject us to additional risks.

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

•	Any major disruption or failure of our information technology systems, or our failure to successfully implement new technology effectively, could adversely affect our business and operations.

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

•	We face cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

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

•	Our existing credit agreement contains restrictions that may limit our flexibility in operating our business.

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

•	We have pledged certain of our assets as collateral under our existing credit agreement. If we borrow funds under that credit agreement and default on the terms of such credit agreement and the holder of our indebtedness accelerates the repayment of such indebtedness, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Under our existing credit agreement, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in the agreement could result in an event of default under such agreement, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and profitability. In the event of any default under our existing credit agreement, the holder of our indebtedness thereunder:

•	Will not be required to lend any additional amounts to us;
•	Could elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit, if applicable; or
•	Could require us to apply all of our available cash to repay such indebtedness.

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

•	A portion of our business relies on distribution agreements and relationships with various distributors and any adverse change in those relationships could result in a loss of revenue and harm that business.

We have strategic relationships with, and sell many of our products through, a number of distributors. To the extent that we rely on distributors, our success will depend on the efforts of others over whom we may have little or no control. Some of our distributors also sell our competitors’ products, and, if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. The success of the arrangements with these distributors depends, in part, on the continued adherence to the terms of our agreements with them. Any disruption in these arrangements may adversely affect our financial condition and results of operations. The actions of distributors in foreign countries may adversely affect our ability to market effectively our products in those countries, particularly if a distributor holds the regulatory authorization in such countries and such actions result in the suspension or revocation of such authorization. In such cases, re-establishing market access or regulatory authorization may be difficult, expensive or time consuming. Also, we may be named as a defendant in litigation against our distributors related to sales of our products by them.

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

A substantial portion of our sales occur outside the United States, and we are increasing our presence in international markets. Sales outside the United States subject us to many risks, such as:

•	economic or political instability, natural disasters, public health crises, including the occurrence of a contagious disease or illness such as a novel coronavirus, war and terrorism that disrupt foreign healthcare payment systems or businesses;
•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	protectionist laws and business practices that favor local competitors;
•	the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;
•	changes in trade policies, tariffs and tax laws;
•	receivables may be more difficult to collect; and
•	longer payment cycles.

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

•	We continue to evaluate expansion through acquisitions of, and investments in, other companies or technologies, which may carry significant risks.

If we pursue acquisitions of, or investments in, other companies or technologies, we may:

•	Use cash that we may need in the future to operate our business;
•	Incur debt, including on terms that could be unfavorable to us or debt that we might be unable to repay;
•	Structure the transaction in a manner that has unfavorable tax consequences, such as a stock purchase that does not permit a step-up in the tax basis for the assets acquired;
•	Be unable to realize the anticipated benefits, such as increased revenues, cost savings, or synergies from additional sales;
•	Be unable to integrate, upgrade, or replace the purchasing, accounting, financial, sales, billing, employee benefits, payroll, and regulatory compliance functions of an acquisition target;
•	Be unable to secure or retain the services of key employees related to the acquisition;
•	Be unable to succeed in the marketplace with the acquisition; or
•	Assume material unknown liabilities associated with the acquired business.

Any of the above risks, should they occur, could materially, adversely affect our revenues, financial condition, profitability, and cash flows, including the inability to recover our investment or cause a write down or write off of such investment, associated goodwill, or assets.

•	If we make divestitures, we could encounter difficulties that harm our business.

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

•	If we fail to manage our exposure to market risk and credit risk successfully, our financial condition could be adversely impacted.

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

Risks Related to Our Regulatory Environment

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

We sell many of our products to healthcare providers that rely on Medicare, Medicaid and private health insurance plans to reimburse the costs associated with the procedures performed using our products and these third-party payors may deny reimbursement for use of our products.

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

A number of legislative initiatives to contain healthcare costs have been and continue to be introduced in the United States. In March 2010, the Affordable Care Act was enacted, which made changes that have impacted and are expected to significantly impact the pharmaceutical and medical device industries. Among other things the Affordable Care Act contains a number of provisions designed to generate the revenues necessary to fund health insurance coverage expansions. The Affordable Care Act also implemented a number of Medicare payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models, and appropriated funding for comparative effectiveness research. The expansion in the government’s role in the United States healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and reduced medical procedure volumes, all of which may have a material adverse impact on our business, financial condition, results of operations, or cash flows. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump Administration to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Following the enactment of the Tax Act, on December 14, 2018 in a case in the United States District Court for the Northern District of Texas, a federal judge ruled that the individual mandate imposed by the Affordable Care Act is unconstitutional and inseverable from the other provisions of the Affordable Care Act and, therefore, the remaining provisions of the Affordable Care Act are invalid. On November 10, 2020 the United States Supreme Court heard arguments on whether the Affordable Care Act is constitutional, in whole or in part, and is expected to rule in that case in early 2021. Assuming entire Affordable Care Act is not ruled to be unconstitutional, the implementation of the Affordable Care Act will remain ongoing and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the Affordable Care Act are likely to continue, with unpredictable and uncertain results. We cannot predict with certainty what affect further changes to the Affordable Care Act would have on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which will remain in effect through 2027 unless additional Congressional action is taken. It is unclear what impact new quality and payment programs may have on our business, financial condition, results of operations or cash flows. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, and discounts, and require marketing cost disclosure and transparency measures. We believe that additional state and federal health care reform measures will be adopted in the future that could have a material adverse effect on our industry generally and on our customers. Any changes in, or uncertainty with respect to, future reimbursement rates could impact our customers’ demand for our products, which in turn could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, the federal, state and local governments, Medicare, Medicaid, managed care organizations, and foreign governments have in the past considered, are currently considering, and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. Future significant changes in the healthcare systems in the United States or other countries, including changes intended to reduce expenditures along with uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict with certainty whether other healthcare policies, including policies stemming from legislation or regulations affecting our business, may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on our customers’ purchasing decisions.

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

The regulatory environment surrounding information security and privacy is increasingly demanding.

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

Risks Related to Our Stock

We may experience fluctuations in our quarterly operating results. We have historically experienced, and may continue to experience, fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control and may result in volatility of our stock price. Future operating results will depend on many factors, including:

•	demand for our products;
•	pricing decisions, and those of our competitors, including decisions to increase or decrease prices;
•	regulatory approvals for our products;
•	timing and levels of spending for R&D, sales and marketing;
•	timing and market acceptance of new product introductions by us or our competitors;
•	development or expansion of business infrastructure in new clinical and geographic markets;
•	tax rates in the jurisdictions in which we operate;
•	shipping delays or interruptions;
•	customer credit holds;
•	timing and recognition of certain R&D milestones and license fees; and
•	ability to control our costs;

Our stock price has been and may continue to be volatile.

Stock price volatility may make it more difficult for our stockholders to sell their common stock when they want to and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;
•	recommendations by securities analysts;
•	operating and stock price performance of other companies that investors deem comparable to the Company;
•	perceptions in the marketplace regarding the Company and our competitors;
•	new technology used, or services offered, by competitors;
•	trading by funds with high-turnover practices or strategies;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or our competitors;
•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	our stock repurchase program;
•	changes in government regulations; and
•	economic or political instability, natural disasters, public health crises, acts or threats of terrorism or military conflicts.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Information about our Executive Officers

Name	Age	Title
Emile A Battat	82	Chairman of the Board of the Company and Chairman of the Board of Halkey-Roberts Corporation, or Halkey-Roberts, one of our subsidiaries

David A. Battat	51	President and Chief Executive Officer of the Company, President of Halkey-Roberts and Chairman of the Board of all other subsidiaries

Jeffery Strickland	62	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Messrs. David Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. Emile Battat currently serves as an officer of the Company. The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. The next meetings of the stockholders of the Company and our subsidiaries are expected to be held in May 2021 and the Boards of Directors of the Company and our subsidiaries are expected to meet promptly thereafter. Accordingly, the terms of office of the current officers of the Company and our subsidiaries are anticipated to expire in May 2021.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on The Nasdaq Global Select Market (Symbol ATRI). As of February 12, 2021, we had 106 record holders, and approximately 9,725 beneficial owners, of our common stock. We are currently paying quarterly cash dividends on our common stock and expect to continue paying quarterly cash dividends in the future.

During the year ended December 31, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933.

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/1/2020 through 10/31/2020	—	—	—	205,031
11/1/2020 through 11/30/2020	3,013	$595.34	—	202,018
12/1/2020 through 12/31/2020	—	—	—	202,018
Total	3,013	$595.34	—	202,018

__________

(1)

On May 21, 2015 our Board of Directors adopted a new stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. This program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2020, there remained 202,018 shares available for repurchase under this program.

The stock performance graph set forth in our 2020 Annual Report to Stockholders is incorporated by reference herein and is included in Exhibit 13.1 to this Form 10-K. However, the stock performance graph is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934. In addition, the stock performance graph shall not be deemed incorporated by reference by any statement that incorporates this Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular and ophthalmology markets. Our other medical and non-medical products include valves and inflation devices used in marine and aviation safety products. In 2020, approximately 42 percent of our sales were outside the United States.

Our products are used in a wide variety of applications by numerous customers. We encounter competition in all of our markets and compete primarily on the basis of product quality, price, engineering, customer service and delivery time.

Our business strategy is to provide hospitals, physicians and other healthcare providers with the tools they need to improve the lives of the patients they serve. To do so, we provide a broad selection of products in the areas of our expertise. We have diverse product lines serving primarily the fluid delivery, cardiovascular and ophthalmic markets, and this diversity has served us well as we encounter changing market conditions. R&D efforts are focused on improving current products and developing highly-engineered products that meet customer needs and serve niche markets with meaningful sales potential. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce or eliminate indebtedness, to fund capital expenditures, to make investments, to repurchase stock and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

•	Focusing on customer needs;
•	Expanding existing product lines and developing new products;
•	Maintaining a culture of controlling cost; and
•	Preserving and fostering a collaborative, entrepreneurial management structure.

For the year ended December 31, 2020, we reported revenues of $147.6 million, operating income of $35.7 million and net income of $32.1 million.

Results of Operations

Our net income was $32.1 million, or $17.49 per basic and $17.44 per diluted share, in 2020 compared to $36.8 million, or $19.82 per basic and $19.73 per diluted share in 2019. Revenues were $147.6 million in 2020 compared with $155.1 million in 2019.

Annual revenues by product lines were as follows (in thousands):

	2020	2019

Fluid Delivery	$75,228	$72,117
Cardiovascular	48,524	54,799
Ophthalmology	4,700	7,124
Other	19,139	21,026
Total	$147,591	$155,066

Consolidated revenues of $147.6 million in 2020 were 5 percent lower than revenues in 2019. The decrease was primarily related to lower volumes in 2020. Healthcare facilities prepared for the COVID-19 pandemic surge and postponed selective surgeries that impacted our products. We anticipate sales will increase in 2021 assuming the pandemic eases and at least the level of elective surgeries performed in the first month of 2021 is maintained. Our cost of goods sold was $81.4 million in 2020 compared with $84.4 million in 2019. Decreased sales volumes and favorable product sales mix partially offset by increased manufacturing overhead expenses were the primary contributors to the decrease in cost of goods sold in 2020 compared to 2019.

Gross profit in 2020 was $66.2 million compared with $70.7 million in 2019. Our gross profit was 45 percent of revenues in 2020 compared with 46 percent of revenues in 2019. The decrease in gross profit percentage in 2020 from 2019 was primarily related to an increase in manufacturing overhead expenses coupled with lower sales volumes, partially offset by a favorable sales mix.

Operating expenses were $30.5 million in 2020 and $30.2 million in 2019. R&D expenses increased $607,000 in 2020 as compared with 2019. Outside services for testing and compensation expense were the main contributors to this increase. R&D expenses consist primarily of salaries and other related expenses of our R&D personnel as well as costs associated with regulatory matters. In 2020, selling expenses decreased $1,293,000 compared with 2019 primarily as a result of travel restrictions and cancelled events and outside services related to the COVID-19 pandemic. Selling expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. General and Administrative, or G&A, expenses increased $1,022,000 in 2020 as compared to 2019 primarily as a result of increased salaries and higher computer hardware and software costs. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees.

Our operating income for 2020 was $35.7 million compared with $40.5 million in 2019. Operating income was 24 percent of revenues in 2020 and 26 percent of revenues in 2019. A decrease in 2020 gross profit primarily attributed to a decrease in sales and increased manufacturing overhead costs adversely affected operating income for 2020 as compared to the previous year.

Interest and Dividend income for 2020 was $1.4 million compared with $2.5 million in 2019. The decline in interest and dividend income was largely due to lower interest rates in the 2020 period as compared to the 2019 period.

Other Investment Income was $1.4 million in 2020 compared to $0.2 million in 2019. The improvement from 2019 to 2020 was primarily related to unrealized gains on equity investments as a result of an increase in the market value on the investments.

Income tax expense in 2020 totaled $6.35 million compared with $6.4 million in 2019. The effective tax rates were 16.5 percent in 2020 and 14.8 percent in 2019. The higher effective tax rate in 2020 was primarily related to decreased tax benefits booked for sales outside the United States under the FDII deduction and from lower stock compensation deductions. We expect our effective tax rate for 2021 to be approximately 18.0 percent.

For information on the Company’s results of operations for the fiscal year ended December 31, 2018 and a comparison of that information to that for the year ended December 31, 2019, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on February 26, 2020.

Liquidity and Capital Resources

As of December 31, 2020, we had a $75.0 million revolving credit facility with a money-center bank pursuant to which the lender is obligated to make advances until February 28, 2022. On February 12, 2021 this credit facility was amended to, among other things, extend the date for advances to February 28, 2024. The credit facility is secured by substantially all of our inventories, equipment and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus 0.875 percent (1.035 percent at December 31, 2020) and is payable monthly. We had no outstanding borrowings under the credit facility at December 31, 2020 or December 31, 2019. Our ability to borrow funds under the credit facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2020, we were in compliance with all of these covenants.

At December 31, 2020, we had a total of $87.9 million in cash and cash equivalents, short-term investments and long-term investments, a decrease of $12.7 million from December 31, 2019. The principal contributor to this decrease was purchases of our stock in the open market totaling $18.8 million in 2020.

Cash flows provided by operations of $39.2 million in 2020 were primarily comprised of net income plus the net effect of non-cash expenses. At December 31, 2020, we had working capital of $98.7 million, including $22.5 million in cash and cash equivalents and $19.3 million in short-term investments. The $22.4 million decrease in working capital during 2020 was primarily related to a decrease in cash and cash equivalents partially offset by an increase in inventory. The increase in inventories was primarily related to inventory build for a new product launch. Working capital items consisted primarily of cash, accounts receivable, short-term investments, inventories and other current assets minus accounts payable and other current liabilities.

Capital expenditures for property, plant and equipment totaled $21.9 million in 2020, compared with $20.4 million in 2019. These expenditures were primarily for machinery and equipment. Purchases of investments totaled $45.8 million in 2020, compared to $83.7 million in 2019. Proceeds from maturities of investments totaled $35.9 million in 2020 and $59.3 million in 2019. We expect 2021 capital expenditures for machinery and equipment to be consistent with total average capital expenditure amounts expended during each of the past two years. In addition, we expect to commence an expansion of one of our facilities in 2021 that is expected to cost $23.0 million over a 15-month period.

We paid cash dividends totaling $12.1 million and $10.8 million during 2020 and 2019, respectively. We expect to fund future dividend payments with cash flows from operations. Treasury stock totaling $18.8 million was purchased during 2020. No treasury stock was purchased in 2019.

Our current contractual obligations are normal due to our line of business and mainly consist of purchase orders for raw materials. These obligations will be funded through funds generated through operations and require no additional funding. We have initiated plans to expand one of our facilities. The expansion will require funds in an amount estimated at $23.0 million. We believe this expansion is required to support our anticipated increases in capacity in the coming years. We believe our cash, cash equivalents, short-term investments and long-term investments, cash flows from operations and available borrowings of up to $75.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe our strong financial position would allow us to access equity or debt financing should that be necessary.

The table below summarizes debt, lease and other contractual obligations outstanding at December 31, 2020:

	Payments due by period
Contractual Obligations	Total	2021	2022 - 2023	2024- 2025	2026 and thereafter
			(in thousands)
Lease Obligations	$251	$251	$-	$-	$-
Purchase Obligations	$23,841	$23,501	$340	$-	$-
Total	$24,092	$23,752	$340	$-	$-

COVID-19 Impact

The COVID-19 pandemic has resulted in travel and other restrictions to reduce the spread of the disease, including governmental orders across the globe, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, maintain social distancing, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for certain of our employees. In addition, many of our customers implemented and are continuing similar measures in their facilities, which have delayed, and may continue to delay, the timing of some orders and deliveries. The effects of shelter-in-place and social distancing orders, government-imposed quarantines, and work-from-home policies may further negatively impact productivity, disrupt our business, and delay our development timelines beyond the delays we have already experienced and disclosed, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Such restrictions and limitations may also further negatively impact our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic may also result in the loss of some of our key personnel, either temporarily or permanently. In addition, our sales and marketing efforts have been negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products. The demand for our products may also be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect the patients’ ability or willingness to undergo elective surgeries. As a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.

The global COVID-19 pandemic continues to rapidly evolve. The ultimate impact of this pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems, or the global economy as a whole. These effects could have a material impact on our operations.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The ASU introduced a new credit loss methodology, Current Expected Credit Losses (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU.

The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and trade and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods in prior GAAP, which generally require that a loss be incurred before it is recognized.

On January 1, 2020, we adopted the guidance prospectively with a cumulative adjustment to retained earnings. Atrion has not restated comparative information for 2019 and, therefore, the comparative information for 2019 is reported under the old model and is not comparable to the information presented for 2020.

At adoption, we recognized an incremental allowance for credit losses on our allowance for credit losses related to our held-to-maturity debt securities of approximately $42,000 and our trade accounts receivable of approximately $4,000. Additionally, we recorded an approximately $36,000 decrease in retained earnings associated with the increased estimated credit losses on our trade accounts receivable and investments. The impact on our operating results for 2020 from our adoption of this pronouncement was not material.

From time to time new accounting pronouncements applicable to us are issued by the FASB, or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Significant Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In the preparation of these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We believe the following discussion addresses our most significant accounting policies and estimates, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions.

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

During 2020, 2019 and 2018, none of our significant accounting estimates required material adjustments. We did not note any material events or changes in circumstances indicating that the carrying value of long-lived assets were not recoverable.

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

Forward-looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Form 10-K that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our R&D program in 2021, our effective tax rate for 2021, our 2021 capital expenditures, the expansion of one of our facilities, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, the impact on our consolidated financial statement of recently issued accounting standards when we adopt those standards, and the effect that the COVID-19 pandemic may have on our business and operations, as well as those of many of our key customers, suppliers, and other counterparties. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that the COVID-19 pandemic continues to lead to material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus continues to disrupt local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Form 10-K are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Atrion Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Dallas, Texas

February 26, 2021

ATRION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the year ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(In thousands, except per share amounts)

Revenues	$147,591	$155,066	$152,448
Cost of Goods Sold	81,428	84,378	80,670
Gross Profit	66,163	70,688	71,778

Operating Expenses:
Selling	7,520	8,813	8,341
General and administrative	17,330	16,308	16,217
Research and development	5,645	5,038	5,513
Total operating expense	30,495	30,159	30,071

Operating Income	35,668	40,529	41,707

Interest and Dividend Income	1,444	2,487	1,667
Other Investment Income (Loss)	1,355	152	(1,380)
Other Income	—	—	42
Income before Provision for Income Taxes	38,467	43,168	42,036

Provision for Income Taxes	(6,352)	(6,407)	(7,781)

Net Income	$32,115	$36,761	$34,255

Net Income Per Basic Share	$17.49	$19.82	$18.49

Weighted Average Basic Shares Outstanding	1,836	1,855	1,853

Net Income Per Diluted Share	$17.44	$19.73	$18.44

Weighted Average Diluted Shares Outstanding	1,841	1,863	1,858

Dividends Per Common Share	$6.60	$5.80	$5.10

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 and 2019

	2020	2019
	(In thousands)
Assets:
Current Assets:
Cash and cash equivalents	$22,450	$45,048
Short-term investments	19,258	23,766
Accounts receivable, net of allowance for doubtful accounts of $41 and $36 in 2020 and 2019, respectively	16,445	18,886
Inventories	50,298	42,093
Prepaid expenses and other current assets	3,868	2,545
Total Current Assets	112,319	132,338

Long-term investments	46,207	31,772

Property, Plant and Equipment	218,912	200,990
Less: accumulated depreciation	123,977	116,384
Total Eqiupment	94,935	84,606

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $12,419 and $12,301 in 2020 and 2019, respectively	1,421	1,539
Goodwill	9,730	9,730
Other	2,278	2,046
Total Non- Current Assets	13,429	13,315

Total Assets	$266,890	$262,031

The accompanying notes are an integral part of these consolidated financial statements.

35

	2020	2019
	(In thousands)
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$6,635	$5,707
Accrued liabilities	6,565	5,148
Accrued income and other taxes	436	419
Total Current Liabilities	13,636	11,274

Line of credit	—	—

Other Liabilities and Deferred Credits:
Deferred income taxes	10,768	8,496
Other	2,044	4,391
Other Liabilities	12,812	12,887

Total Liabilities	26,448	24,161

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock, par value $0.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	53,527	52,043
Retained earnings	337,700	317,745
Treasury shares, 1,594 shares in 2020 and 1,565 shares in 2019, at cost	(151,127)	(132,260)
Total Stockholders’ Equity	240,442	237,870

Total Liabilities and Stockholders’ Equity	$266,890	$262,031

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net income	$32,115	$36,761	$34,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,652	10,853	9,123
Deferred income taxes	2,282	1,809	(625)
Stock-based compensation	1,731	1,682	1,659
Net change in unrealized gains and losses on investments	(1,093)	(135)	1,399
Net change in accrued interest, premiums, and discounts on investments	112	(281)	47
Other	21	(6)	(18)
Adjustments to reconcile net income to net cash provided by operating activities	46,820	50,683	45,840
Changes in operating assets and liabilities:
Accounts receivable	2,438	(1,872)	62
Inventories	(8,205)	(8,521)	(4,218)
Prepaid expenses and other current assets	(1,323)	697	(43)
Other non-current assets	(275)	(425)	(87)
Accounts payable and accrued liabilities	2,095	1,254	725
Accrued income and other taxes	17	(200)	(127)
Other non-current liabilities	(2,347)	849	1,084
Net cash provided by used in operating activities	38,970	42,465	43,236

Cash Flows From Investing Activities:
Property, plant and equipment additions	(21,886)	(20,446)	(17,507)
Purchase of investments	(45,768)	(83,721)	(28,472)
Proceeds from sale of investments	899	-	-
Proceeds from maturities of investments	35,923	59,331	40,898
Net cash provided by used in investing activities	(30,832)	(44,836)	(5,081)

Cash Flows From Financing Activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(55)	(579)	(90)
Purchase of treasury stock	(18,831)	-	-
Dividends paid	(12,100)	(10,755)	(9,448)
Net cash provided by used in financing activities	(30,986)	(11,334)	(9,538)

Net change in cash and cash equivalents	(22,598)	(13,705)	28,617

Cash and cash equivalents, beginning of year	45,048	58,753	30,136
Cash and cash equivalents, end of year	$22,450	$45,048	$58,753

Cash paid for:
Income taxes, net of refunds	$5,565	$4,178	$9,858

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the year ended December 31, 2020, 2019 and 2018

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
Balances, January 31, 2018	1,852	$342	1,568	$(131,663)	$48,730	$(1,215)	$268,194	$184,388

Net income							34,255	34,255
Reclass from adopting ASU 2016-01						1,215	(1,215)	-
Stock-based compensation transactions	1		(1)	26	1,661			1,687
Shares surrendered in stock transactions				(90)				(90)
Dividends							(9,473)	(9,473)
Balances, December 31, 2018	1,853	$342	1,567	$(131,727)	$50,391	$0	$291,761	$210,767

Net income							36,761	36,761
Stock-based compensation transactions	3		(3)	46	1,652			1,698
Shares surrendered in stock transactions	(1)		1	(579)				(579)
Dividends							(10,777)	(10,777)
Balances, December 31, 2019	1,855	$342	1,565	$(132,260)	$52,043	$0	$317,745	$237,870
Cumulative change in accounting principle							(36)	(36)
Adjusted Balance at January 1, 2020	1,855	$342	1,565	$(132,260)	$52,043	$0	$317,709	$237,834

Net income							32,115	32,115
Stock-based compensation transactions				19	1,484			1,503
Shares surrendered in stock transactions				(55)				(55)
Purchase of treasury stock	(29)		29	(18,831)				(18,831)
Dividends							(12,124)	(12,124)
Balances, December 31, 2020	1,826	$342	1,594	$(151,127)	$53,527	$0	$337,700	$240,442

The accompanying notes are an integral part of these consolidated financial statement.

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

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

The components of the Company’s cash and cash equivalents and our short and long-term investments as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents:
Cash deposits	$16,628	$38,942
Money market funds	4,822	3,460
Commercial paper	1,000	2,646
Total cash and cash equivalents	$22,450	$45,048
Short-term investments:
Commercial paper (held-to-maturity)	$5,178	$6,778
Bonds (held-to-maturity)	14,101	16,988
Allowance for credit losses	(21)	-
Total short-term investments	$19,258	$23,766
Long-term investments:
Mutual funds (available for sale)	$563	$1,105
Bonds (held-to-maturity)	41,619	27,845
Allowance for credit losses	(52)	-
Equity securities (available for sale)	4,077	2,822
Total long-term investments	$46,207	$31,772

Total cash, cash equivalents and short and long-term investments	$87,915	$100,586

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

Inventories

Inventories are stated at the lower of cost (including materials, direct labor and applicable overhead) or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2020	2019
Raw materials	$20,308	$18,157
Work in process	11,339	8,525
Finished goods	18,651	15,411
Total inventories	$50,298	$42,093

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

Accounts Payable

We reflect disbursements as trade accounts payable until such time as payments are presented to our bank for payment. At December 31, 2020 and 2019, disbursements totaling approximately $1,434,000 and $1,236,000, respectively, had not been presented for payment to our bank.

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

During the years ended December 31, 2020 and 2019, we made quarterly payments in excess of federal and state income taxes due of approximately $1,525,000 and $4,000, respectively. These amounts were recorded in prepaid expenses and other current assets on our consolidated balance sheets.

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

	December 31,		Useful
	2020	2019	Lives
Land	$5,511	$5,511	—
Buildings	35,114	34,582	30-40 yrs.
Machinery and equipment	178,287	160,897	3-15 yrs.
Total property, plant and equipment	$218,912	$200,990

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

Depreciation expense of $11,533,000, $10,733,000 and $9,003,000 was recorded for the years ended December 31, 2020, 2019 and 2018, respectively. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

Patents and Licenses

Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from seven to 20 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired. Annual impairment testing for goodwill is performed in the fourth quarter of each year using a qualitative assessment on goodwill impairment to determine whether it is more likely than not that the carrying value of our reporting units exceeds their fair value. If necessary, a two-step goodwill impairment analysis is performed. Goodwill is also reviewed whenever events or changes in circumstances indicate a change in value may have occurred. We have identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products, Inc., (2) Halkey-Roberts Corporation and (3) Quest Medical, Inc. The total carrying amount of goodwill in each of the years ended December 31, 2020 and 2019 was $9,730,000. Our evaluation of goodwill during each year resulted in no impairment losses.

Current Accrued Liabilities

The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2020	2019
Accrued payroll and related expenses	$5,656	$4,233
Accrued vacation	276	311
Other accrued liabilities	633	604
Total accrued liabilities	$6,565	$5,148

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

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

A summary of revenues by geographic area, based on shipping destination, for 2020, 2019 and 2018 is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
United States	$85,682	$98,496	$95,757
Germany	9,712	7,996	8,898
Other countries less than 5% of revenues	52,197	48,574	47,793
Total	$147,591	$155,066	$152,448

A summary of revenues by product line for 2020, 2019 and 2018 is as follows (in thousands):

`	Year ended December 31,
	2020	2019	2018

Fluid Delivery	$75,228	$72,117	$70,606
Cardiovascular	48,524	54,799	50,904
Ophthalmology	4,700	7,124	10,473
Other	19,139	21,026	20,465
Total	$147,591	$155,066	$152,448

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

Leases to Customers

The lease assets from our sales type leases are recorded in our accounts receivable in the accompanying consolidated balance sheets, and as of December 31, 2020 and 2019 the balance totaled $315,000 and $398,000 respectively.

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

Leased Property and Equipment

As a lessee, we have three leases in total for equipment and facilities used internally, which we account for as operating leases. At December 31, 2020, our right-of-use asset balance was $295,000 and our lease liability at December 31, 2020 for these leases was $272,000. The monthly expense of $27,000 for these operating leases, which are our only lessee arrangements, is immaterial and therefore all other lessee disclosures under ASC 842 have been omitted.

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

Liability-classified awards.

The Company classifies certain awards that can or will be settled in cash as liability awards. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded to general and administrative expense over the vesting period of the award.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The ASU introduced a new credit loss methodology, Current Expected Credit Losses (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU.

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

At adoption, we recognized an incremental allowance for credit losses on our allowance for credit losses related to our held-to-maturity debt securities of approximately $42,000 and our trade accounts receivable of approximately $4,000. Additionally, we recorded an approximately $36,000 decrease in retained earnings associated with the increased estimated credit losses on our trade accounts receivable and investments. The impact on our operating results for 2020 from our adoption of this pronouncement was not material.

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

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

As of December 31, 2020 and 2019, we held investments in commercial paper, bonds, money market funds, mutual funds and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The fair values of these investments and their tier levels are shown in Note 2 below.

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

For accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain reserves for possible credit losses. As of December 31, 2020 and 2019, we had allowances for doubtful accounts of approximately $41,000 and $36,000, respectively. The carrying amount of the receivables approximates their fair value. We had two customers which accounted for 12% each of our accounts receivable as of December 31, 2020 and one customer which accounted for 12% of our accounts receivable as of December 31, 2019.

(2) Investments

As of December 31, 2020 and 2019, we held investments in commercial paper, bonds, money market funds, mutual funds and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market funds, equity securities and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. These investments are considered Level 1 or Level 2 as detailed in the table below. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months. The fair values of these investments were estimated using recently executed transactions and market price quotations. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

	Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of December 31, 2020:
Money market funds	1	4,822	$—	$—	$4,822
Commercial paper	2	6,178	$—	$—	$6,178
Bonds	2	55,720	$505	$(44)	$56,181
Mutual funds	1	599	$—	$(36)	$563
Equity investments	2	5,675	$—	$(1,598)	$4,077

As of December 31, 2019:
Money market funds	1	3,460	$—	$—	$3,460
Commercial paper	2	9,424	$2	$—	$9,426
Bonds	2	44,833	$138	$(19)	$44,952
Mutual funds	1	1,052	$53	$—	$1,105
Equity investments	2	5,675	$—	$(2,853)	$2,822

The above equity investments represent an investment in one company at December 31, 2020 and is classified as available for sale. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest an investment may not be recoverable. As of December 31, 2020 we had no bond investments in a loss position for more than 12 months.

At December 31, 2020, the length of time until maturity of the bonds we currently own ranged from one to 51 months and the length of time until maturity of the commercial paper ranged from one to nine months.

Topic 326 utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. Our credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as our portfolio. We also apply an adjustment factor to these credit loss calculations based upon our assessment of the expected impact from current economic conditions on our investments, including the impact of COVID-19. We monitor the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and update them on a quarterly basis with our latest assessment completed on December 31, 2020. During the year 2020, our allowance for credit losses related to short-term and long-term investments increased by $12,000 and $18,000, respectively.

The following table summarizes the amortized cost of our held-to-maturity bonds at December 31, 2020, aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds
Credit Quality Indicators	Asset Backed Bonds	Fed Govt. Bonds/Notes	Municipal Bonds	Corporate Bonds	Totals
AAA/AA/A	$1,413	$3,222	$637	$32,126	$37,398
BBB/BB	-	-	-	18,322	18,322
TOTAL	$1,413	$3,222	$637	$50,448	$55,720

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

(3) Patents and Licenses

Purchased patents and licenses paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

December 31, 2020			December 31, 2019
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,419	15.67	$13,840	$12,301

Aggregate amortization expense for patents and licenses was $119,000 for both 2020 and 2019. Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2021	$119
2022	$117
2023	$113
2024	$113
2025	$112

(4) Line of Credit

As of December 31, 2020 and 2019, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2022. On February 12, 2021 this credit facility was amended to, among other things, extend the date for advances to February 28, 2024. The credit facility is secured by substantially all our inventories, equipment and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus 0.875 percent (1.035 percent at December 31, 2020) and is payable monthly. We had no outstanding borrowings under the credit facility at December 31, 2020 or December 31, 2019. Our ability to borrow funds under the credit facility from time to time is contingent on meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation and amortization. At December 31, 2020, we were in compliance with all of the covenants.

(5) Income Taxes

The items comprising Provision for Income Taxes are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Current — Federal	$3,166	$3,508	$6,405
— State	904	1,090	2,001
	4,070	4,598	8,406

Deferred — Federal	2,111	1,660	(626)
— State	171	149	1
	2,282	1,809	(625)
Provision for Income Taxes	$6,352	$6,407	$7,781

Temporary differences and carryforwards which have given rise to deferred tax liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

	2020	2019
Deferred tax liabilities (assets):
Property, plant and equipment	$11,532	$9,697
Patents and goodwill	1,775	1,756
Benefit plans	(1,976)	(2,131)
Inventories	(420)	(350)
Capital loss carryover	(544)	(556)
Other	(179)	(513)
	10,188	7,903
Plus: Valuation allowance	580	593
Total deferred tax liabilities	$10,768	$8,496

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2020	2019	2018
Income tax expense at the statutory federal income tax rate	$8,078	$9,065	$8,828
Increase (decrease) resulting from:
State income taxes	838	978	1,572
R&D tax credits	(1,589)	(1,470)	(1,212)
Foreign-derived intangible income deduction	(1,051)	(1,700)	(1,000)
Excess tax benefit from stock compensation	(81)	(412)	(95)
Change in valuation allowance	(13)	(16)	-
Uncertain tax positions	(450)	(42)	(373)
Other, net	619	4	61
Provision for Income Taxes	$6,352	$6,407	$7,781

At December 31, 2020, our deferred tax valuation allowance of $580,000 primarily related to a deferred tax asset for a remaining capital loss carryover deduction of $2.6 million which will expire in 2021 if not utilized.

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by ASC 740 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2018	$865
Increase in tax positions for prior years	25
Increase in tax positions for current years	—
Lapse in statutes of limitation	(397)
Gross unrecognized tax benefits at December 31, 2018	$493
Increase in tax positions for prior years	19
Increase in tax positions for current year	—
Lapse in statutes of limitation	(62)
Gross unrecognized tax benefits at December 31, 2019	$450
Increase in tax positions for prior years	8
Increase in tax positions for current year	—
Lapse in statutes of limitation	(458)
Gross unrecognized tax benefits at December 31, 2020	$—

We are subject to United States federal income tax as well as to income tax of multiple state jurisdictions. We have concluded all United States federal income tax matters, as well as all material state and local income tax matters, for years through 2016.

We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $20,000 and $19,000 at December 31, 2019 and 2018, respectively. Tax expense for the years ended December 31, 2020, 2019 and 2018 included a net interest benefit of $35,000, $16,000 and $18,000, respectively.

(6) Stockholders’ Equity

Our Board of Directors has at various times authorized repurchases of our stock in open-market or privately-negotiated transactions at such times and at such prices as management may from time to time determine. On May 21, 2015 our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 250,000 shares of our common stock in open-market or privately-negotiated transactions. This program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2020, there remained 202,018 for repurchasing under this program. As of December 31, 2019, there remained 231,765 shares available for repurchase under this program. During 2020 we repurchased a total of 29,747 shares of our common stock in the open-market. There were no stock repurchases during 2019 or 2018.

We increased our quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased to $1.35 per share in September 2018, to $1.55 per share in September 2019 and to $1.75 per share in September 2020. Holders of our stock units earned non-cash dividend equivalents of $24,000 in 2020, $22,000 in 2019 and $25,000 in 2018.

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

(7) Income Per Share

The following is the computation of basic and diluted income per share:

	Year ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Net Income	$32,115	$36,761	$34,255

Weighted average basic shares outstanding	1,836	1,855	1,853
Add: Effect of dilutive securities	5	8	5
Weighted average diluted shares outstanding	1,841	1,863	1,858

Net Income per share
Basic	$17.49	$19.82	$18.49
Diluted	$17.44	$19.73	$18.44

As required by ASC 260, Earnings per Share, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic income per share pursuant to the two-class method.

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Securities representing six, seven and 501 shares of common stock for the years ended December 31, 2020, 2019 and 2018, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(8) Stock-based Compensation

At December 31, 2020, we had one stock-based compensation plan that is described below. We account for our plan under ASC 718, and the disclosures that follow are based on applying ASC 718.

Our Amended and Restated 2006 Equity Incentive Plan, or 2006 Plan, provides for awards to key employees, non-employee directors and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance shares and other stock-based awards. Under the 2006 Plan, 200,000 shares, in the aggregate, of common stock were reserved for awards. The purchase price of shares issued on the exercise of options were required to be at least equal to the fair market value of such shares on the date of grant. The options granted become exercisable and expire as determined by the Compensation Committee. As of December 31, 2020, no future stock-based awards were permitted under the 2006 Plan.

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

A summary of stock option transactions for the year ended December 31, 2020, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	20,000	$501.03	2.3 years
Granted	—	—
Exercised	—	—
Outstanding at December 31, 2020	20,000	$501.03	1.3 years
Exercisable at December 31, 2020	12,000	$501.03	1.3 years

All nonvested options outstanding at December 31, 2020 are expected to vest. None of our grants includes performance-based or market-based vesting conditions. We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. Our Black-Scholes valuation uses a volatility factor based on our historical stock trading history, a risk-free interest rate based on the implied yield currently available on U.S. Treasury securities with an equivalent term, and a dividend yield based on our dividend history. Our expected life assumption represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

There were no options granted in 2020 and 2019.

The weighted average grant date fair value of the options granted in 2017 was $130.35. The total intrinsic value of options outstanding at December 31, 2020, was $2.8 million. The total intrinsic value of exercisable options at December 31, 2020, was $1.7 million.

There were no restricted stock grants during 2020 and 2019. During 2017, we granted two awards of restricted stock under the 2006 Plan. Under the terms of our restricted stock awards, the restrictions usually lapse over a five-year period. Both awards include restrictions on transfer for a two-year period following vesting. During the vesting period, holders of restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Nonvested shares are generally forfeited on termination of employment unless otherwise provided in the participant’s employment agreement or the termination is in connection with a change in control. We calculated the weighted average fair value per share of the restricted stock awarded in 2017 using the market value of our common stock on the date of the grant with a discount for post-vesting restrictions of 11.2%. We estimated this discount using the Chaffe protective put method. A summary of changes in nonvested restricted stock for the year ended December 31, 2020, is presented below:

Nonvested Shares	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at December 31, 2019	3,540	$445.47
Granted in 2020	—	—
Vested in 2020	(1,180)	$445.47
Restricted stock at December 31, 2020	2,360	$445.47

All shares of nonvested restricted stock outstanding at December 31, 2020 are expected to vest. The total fair value of restricted stock vested during 2020, 2019 and 2018 was $762,000, $994,000 and $699,000, respectively.

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

During 2020, restricted stock units were added to certain employee accounts under the 2006 Plan as dividend equivalents. All of our restricted stock units granted under the 2006 Plan are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Nonvested restricted stock units are generally forfeited on termination of employment unless the termination is in connection with a change in control. During the vesting period, holders of restricted stock units earn dividends in the form of additional units. During 2020, one non-employee director elected to receive stock units in lieu of a portion of his cash fees for his services as a member of the Board of Directors.

A summary of changes in stock units for the year ended December 31, 2020, is presented below:

Nonvested Stock Units	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Director’s Stock Units	Weighted Average Award Date Fair Value Per Unit
Nonvested at December 31, 2019	3,601	$623.19	—
Added	33	$635.04	16	$711.75
Forfeited	(40)	$766.48	—
Vested	(479)	$388.02	(16)	$711.75
Nonvested at December 31, 2020	3,115	$657.70	—

All nonvested restricted stock units set forth above at December 31, 2020 are expected to vest. The total intrinsic value of these outstanding stock units which were not convertible at December 31, 2020, including 503 stock units held for the accounts of non-employee directors, was $2,324,000. The total fair value of directors’ stock units that vested during 2020, 2019 and 2018 was $11,000, $7,000 and $6,000, respectively.

In addition to the above, during 2020 we granted 3,865 restricted stock units to three employees outside of the 2006 Plan that will be settled in cash and are treated as liability-classified awards. The grant-date fair value per unit for these awards was $646.90. No grants of this type were made outside the 2006 Plan prior to 2020. These units will vest 20 percent each year over a five-year period beginning in 2021. Changes in the fair value of these awards are recorded to G&A expense over the vesting period of the award. The liability recorded for these units is adjusted to the current market value at the end of each reporting period. At December 31, 2020, none of these units had vested and our recorded liability for these units was $250,000. The intrinsic value of these units at December 31, 2020 was $2,496,000 including accrued amounts for dividend equivalents.

There were no stock awards to nonemployee directors under the 2006 Plan in 2020. The total value of stock awards to nonemployee directors awarded under the 2006 Plan was $240,000 in each of 2019 and 2018. These awards vested immediately at the time of the grants. Compensation related to stock awards, restricted stock and stock units that are treated as equity-classified awards is based on the fair market value of the stock on the date of the award. These fair values are then amortized on a straight-line basis over the requisite service periods of the entire awards, which is generally the vesting period. Compensation related to stock options is based on the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach.

For the years ended December 31, 2020, 2019 and 2018, we recorded stock-based compensation expense as a G&A expense in the amount of $1,731,000, $1,682,000 and $1,659,000, respectively, for all of the above-mentioned stock-based compensation arrangements. The total tax benefit recognized in the income statement from stock-based compensation arrangements for the years ended December 31, 2020, 2019 and 2018 was $444,000, $765,000 and $441,000, respectively. These amounts include excess tax benefits in each year.

Atrion Corporation

Notes to Consolidated Financial Statements – (continued)

Unrecognized compensation cost information for our various stock-based compensation awards is shown below as of December 31, 2020:

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$682,000	1.3
Restricted stock	687,000	1.3
Restricted stock units	990,000	2.8
Restricted stock units (to be settled in cash)	2,246,000	4.5
Total	$4,605,000

We have a policy of utilizing treasury shares to satisfy stock option exercises, stock unit conversions and restricted stock awards that are equity-classified awards.

(9) Industry Segment and Geographic Information

We operate in one reportable industry segment: developing and manufacturing products primarily for medical applications and have no foreign operating subsidiaries. We have other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of our medical products segment. Our revenues from sales to customers outside the United States totaled approximately 42 percent, 36 percent and 37 percent of our net revenues in 2020, 2019 and 2018, respectively. We have no assets located outside the United States.

(10) Employee Retirement and Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. We make a matching contribution to the plan. Our contributions under this plan were $917,000, $845,000 and $752,000 in 2020, 2019 and 2018, respectively.

The Company has a Nonqualified Deferred Compensation Plan for certain key management or highly-compensated employees. The plan allows for the deferral of salary and bonus compensation until retirement or other specified payment events occur. Employees’ deferred compensation amounts are deemed to be invested in certain investment funds, indexes or vehicles selected by our Compensation Committee and designated by each participant and their deferral balances are adjusted for earnings based upon the performance of these deemed investments. Our deferred compensation obligation under the plan was $1,544,000 and $3,266,000 at December 31, 2020 and 2019, respectively. These amounts are reflected in “Other Liabilities and Deferred Credits” in the accompanying consolidated balance sheets.

(11) Commitments and Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrue for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of December 31, 2020, we had no ongoing litigation or arbitration for such matters.

We had a dispute which was favorably settled in the third quarter of 2007. This settlement was amended in December 2008. The amended settlement agreement provides that we may receive annual payments from 2009 through 2024. We have not recorded $2.0 million in potential future payments under this settlement as of December 31, 2020 due to the uncertainty of payment.

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them. Termination under such circumstances at December 31, 2020, could have resulted in payments aggregating $4.9 million.

At December 31, 2020, the Company had lease obligations totaling $272,000 with certain lessors for equipment and facilities for 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, were effective as of December 31, 2020. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Atrion Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 26, 2021

ITEM 9B. OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2020 that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Part III is omitted from this Form 10-K and is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders which we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2020.

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be filed in connection with our 2021 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed in connection with our 2021 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2021 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the sections entitled “Securities Ownership” and “Equity Compensation Plan Information” in our definitive proxy statement to be filed in connection with our 2021 annual meeting of stockholders are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2021 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2021 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	Financial Statements of the Company:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders Equity

2.	Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts

	December 31, (Thousands)
	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Reserve	Ending Balance

Allowance for Doubtful Receivables
2020	$36	$22	$(17)	$41
2019	$21	$22	$(7)	$36
2018	$28	$30	$(37)	$21

Deferred Income Tax Valuation Allowance
2020	$593	$-	$(13)	$580
2019	$609	$-	$(16)	$593
2018	$609	$-	$-	$609

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

3.	Exhibits. Reference as made to Item 15(b) of this report on Form 10-K.

Exhibit Index

Exhibit
Numbers	Description

3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996(1)
3b	Bylaws of Atrion Corporation (as last amended on March 13, 2018) (2)
4a	Description of Atrion Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 +
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (as last amended on March 12, 2018) (3)
10b*	Severance Plan for Chief Financial Officer (4)
10c*	Amended and Restated Employment Agreement for Chairman (5)
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman (6)
10e*	Second Amendment to Amended and Restated Employment Agreement for Chairman (7)
10f*	Third Amendment to Amended and Restated Employment Agreement for Chairman (8)
10g*	Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on August 14, 2017) (9)
10h*	Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (10)
10i*	Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (11)
10j*	Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (12)
10k*	Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (13)
10l*	Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (14)
10m*	First Amended and Restated Restricted Stock Unit Award Agreement between the Company and Emile A Battat dated as of December 29, 2020 +
10n*	First Amended and Restated Restricted Stock Unit Award Agreement between the Company and David A. Battat dated as of December 29, 2020 +
10o*	First Amended and Restated Restricted Stock Unit Award Agreement between the Company and Jeffery Strickland dated as of December 29, 2020 +
10p*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) (15)
10q*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan (16)
10r*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) (17)
10s*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors (18)
10t*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer (19)
10u*	Form of Indemnification Agreement for Directors and Executive Officers (20)
10v	Credit Agreement dated as of February 28, 2017 by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender (21)
10w	Guaranty Agreement dated as of February 28, 2017 made by certain Subsidiaries of Atrion Corporation in favor of Wells Fargo Bank, National Association, as Lender (22)
10x	Collateral Agreement dated as of February 28, 2017 among Atrion Corporation, certain Subsidiaries of Atrion Corporation and Wells Fargo Bank, National Association, as lender. (23)
10y*	First Amendment to Credit Agreement by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender, dated February 12, 2021+
10z	Nonqualified Deferred Compensation Plan (24)
13.1	Stock Performance Graph +
21	Subsidiaries of Atrion Corporation as of December 31, 2020 +
23	Consent of Grant Thornton LLP +
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer +
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 +
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002 +
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes

(1)	Incorporated by reference to Appendix B to the Definitive Proxy Statement of the Company filed January 10, 1997.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K of Atrion Corporation filed March 19, 2018.
(3)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed May 9, 2018.
(4)	Incorporated by reference to Exhibit 10b to Form 10-Q of Atrion Corporation filed May 12, 2000.
(5)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed November 6, 2006.
(6)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 27, 2011.
(7)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed May 25, 2016.
(8)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 19, 2018.
(9)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed on November 8, 2017.
(10)	Incorporated by reference to Exhibit 10.2 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(11)	Incorporated by reference to Exhibit 10.3 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(12)	Incorporated by reference to Exhibit 10.4 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(13)	Incorporated by reference to Exhibit 10.5 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(14)	Incorporated by reference to Exhibit 10.6 to Form 10-Q of Atrion Corporation filed August 4, 2011.
(15)	Incorporated by reference to Exhibit 10l to Form 10-K of Atrion Corporation filed March 13, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144085).
(17)	Incorporated by reference to Exhibit 10n to Form 10-K of Atrion Corporation filed March 13, 2009.
(18)	Incorporated by reference to Exhibit 10.1 to the Form S-8 of Atrion Corporation filed June 27. 2007 (File No. 333-144086).
(19)	Incorporated by reference to Exhibit 10.1 to Form 10-Q of Atrion Corporation filed October 31, 2014.
(20)	Incorporated by reference to Exhibit 10v to Form 10-K of Atrion Corporation filed March 12, 2012.
(21)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Atrion Corporation filed March 3, 2017.
(22)	Incorporated by reference to Exhibit 10.2 to Form 8-K of Atrion Corporation filed March 3, 2017.
(23)	Incorporated by reference to Exhibit 10.3 to Form 8-K of Atrion Corporation filed March 3, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 8, 2017.
+	Filed herewith.

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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atrion Corporation

	By:	/s/ David A. Battat
David A. Battat President and Chief Executive Officer
Dated: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Battat	President and Chief Executive	February 26, 2021
David A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	February 26, 2021
Jeffery Strickland	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Emile A Battat	Chairman	February 26, 2021
Emile A Battat

/s/ Hugh J. Morgan, Jr.	Director	February 26, 2021
Hugh J. Morgan, Jr.

/s/ John P. Stupp, Jr.	Director	February 26, 2021
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	February 26, 2021
Ronald N. Spaulding

/s/ Preston G. Athey	Director	February 26, 2021
Preston G. Athey

