Form 10-Q
period 2021-03-31
ATRION CORP
filed 2021-05-10
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2021

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from_____ to ______

Commission File Number 001-32982

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas 75002
(Address of Principal Executive Offices) (Zip Code)

(972) 390-9800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, Par Value $0.10 per share	ATRI	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 29, 2021
Common stock, Par Value $0.10 per share	1,827,841

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share amounts)

Revenues	$39,169	$43,594
Cost of goods sold	22,830	23,726
Gross profit	16,339	19,868
Operating expenses:
Selling	1,926	2,070
General and administrative	4,172	4,400
Research and development	1,310	1,684
	7,408	8,154
Operating income	8,931	11,714

Interest and dividend income	217	462
Other investment income/(losses)	62	(997)
Other income	66	-
	345	(535)

Income before provision for income taxes	9,276	11,179
Provision for income taxes	(1,550)	(2,281)

Net income	$7,726	$8,898

Net income per basic share	$4.23	$4.80
Weighted average basic shares outstanding	1,826	1,853

Net income per diluted share	$4.22	$4.79
Weighted average diluted shares outstanding	1,832	1,859

Dividends per common share	$1.75	$1.55

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
Assets	(in thousands)

Current assets:
Cash and cash equivalents	$29,427	$22,450
Short-term investments	18,393	19,258
Accounts receivable	20,235	16,445
Inventories	49,519	50,298
Prepaid expenses and other current assets	2,385	3,868
	119,959	112,319

Long-term investments	40,672	46,207

Property, plant and equipment	221,342	218,912
Less accumulated depreciation and amortization	126,451	123,977
	94,891	94,935

Other assets and deferred charges:
Patents	1,391	1,421
Goodwill	9,730	9,730
Other	2,200	2,278
	13,321	13,429

Total assets	$268,843	$266,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,925	$13,200
Accrued income and other taxes	852	436
	10,777	13,636

Line of credit	-	-

Other non-current liabilities	13,315	12,812

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	59,760	53,527
Retained earnings	342,221	337,700
Treasury shares,1,592 at March 31, 2021 and 1,594 at December 31, 2020, at cost	(157,572)	(151,127)
Total stockholders’ equity	244,751	240,442

Total liabilities and stockholders’ equity	$268,843	$266,890

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$7,726	$8,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,093	2,763
Deferred income taxes	186	(500)
Stock-based compensation	497	378
Net change in unrealized gains and losses on investments	(61)	1,287
Net change in accrued interest, premiums, and discounts on investments	61	77
Other	25	-
Other operating activities	11,527	12,903

Changes in operating assets and liabilities:
Accounts receivable	(3,790)	(3,931)
Inventories	779	841
Prepaid expenses	1,483	1,178
Other non-current assets	78	58
Accounts payable and accrued liabilities	(3,406)	(530)
Accrued income and other taxes	416	2,217
Other non-current liabilities	317	95
	7,404	12,831

Cash flows from investing activities:
Property, plant and equipment additions	(3,044)	(3,574)
Purchase of investments	(7,392)	(12,392)
Proceeds from sale of investments	65	329
Proceeds from maturities of investments	13,728	13,951
	3,357	(1,686)

Cash flows from financing activities:
Purchase of treasury stock	-	(9,245)
Shares tendered for employees’ withholding taxes on stock-based compensation	(585)	-
Dividends paid	(3,199)	(2,868)
	(3,784)	(12,113)

Net change in cash and cash equivalents	6,977	(968)
Cash and cash equivalents at beginning of period	22,450	45,048
Cash and cash equivalents at end of period	$29,427	$44,080

Cash paid for:
Income taxes	$79	$54

Non-cash financing activities:
Non-cash effect of stock option exercises	$6,012	-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months ended March 31, 2021 and 2020

	Common Stock		Treasury Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balances, December 31, 2019	1,855	$342	1,565	$(132,260)	$52,043	$317,745	$237,870
Cumulative change in accounting principle						(36)	(36)
Balances, January 1, 2020	1,855	$342	1,565	$(132,260)	52,043	$317,709	237,834

Net income						$8,898	8,898
Stock-based compensation transactions				$5	$379		384
Purchase of treasury stock	(15)		15	$(9,245)			(9,245)
Dividends						$(2,874)	(2,874)
Balances, March 31, 2020	1,840	$342	1,580	$(141,500)	$52,422	$323,733	$234,997

Balances, January 1, 2021	1,826	$342	1,594	$(151,127)	$53,527	$337,700	$240,442

Net income						$7,726	7,726
Stock-based compensation transactions	3		(3)	$(5,860)	$6,233		373
Shares surrendered in stock transactions	(1)		1	$(585)			(585)
Dividends						$(3,205)	(3,205)
Balances, March 31, 2021	1,828	$342	1,592	$(157,572)	$59,760	$342,221	$244,751

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 10, 2021, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("2020 Form 10-K").

(2)	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$20,187	$20,308
Work in process	12,122	11,339
Finished goods	17,210	18,651
Total inventories	$49,519	$50,298

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)	Income per share

The following is the computation for basic and diluted income per share:

	Three Months ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Net income	$7,726	$8,898
Weighted average basic shares outstanding	1,826	1,853
Add: Effect of dilutive securities	6	6
Weighted average diluted shares outstanding	1,832	1,859
Earnings per share:
Basic	$4.23	$4.80
Diluted	$4.22	$4.79

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing zero and 15 shares of common stock for the quarters ended March 31, 2021 and 2020, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)	Investments

As of March 31, 2021, we held investments in commercial paper, bonds, money market accounts, mutual funds and equity securities. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s cash and cash equivalents and our short and long-term investments are as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents:
Cash deposits	$22,007	$16,628
Money market funds	3,695	4,822
Commercial paper	3,725	1,000
Total cash and cash equivalents	$29,427	$22,450
Short-term investments:
Commercial paper (held-to-maturity)	$5,329	$5,178
Bonds (held-to-maturity)	13,086	14,101
Allowance for credit losses	(22)	(21)
Total short-term investments	$18,393	$19,258
Long-term investments:
Mutual funds (available for sale)	$591	$563
Bonds (held-to-maturity)	36,012	41,619
Allowance for credit losses	(34)	(52)
Equity securities (available for sale)	4,103	4,077
Total long-term investments	$40,672	$46,207
Total cash, cash equivalents and short and long-term investments	$88,492	$87,915

We utilize a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. Our credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as our portfolio. We also apply an adjustment factor to these credit loss calculations based upon our assessment of the expected impact from current economic conditions on our investments, including the impact of COVID-19. We monitor the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and update them on a quarterly basis with our latest assessment completed on March 31, 2021. During the first quarter of 2021, our allowance for credit losses related to short-term investments increased by $1,000 and our allowance for credit losses related to long-term investments decreased by $18,000.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the amortized cost of our held-to-maturity bonds at March 31, 2021, aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds
Credit Quality Indicators	Asset Backed Bonds	Fed Govt. Bonds/Notes	Municipal Bonds	Corporate Bonds	Totals
AAA/AA/A	$245	$3,159	$639	$32,558	$36,601
BBB/BB	-	-	-	12,497	12,497
TOTAL	$245	$3,159	$639	$45,055	$49,098

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

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of March 31, 2021:
Money market	1	3,695	$-	$-	$3,695
Commercial paper	2	9,054	$-	$-	$9,054
Bonds	2	49,098	$306	$(28)	$49,376
Mutual funds	1	609	$-	$(18)	$591
Equity investments	2	5,675	$-	$(1,572)	$4,103

As of December 31, 2020:
Money Market	1	4,822	$-	$-	$4,822
Commercial paper	2	6,178	$-	$-	$6,178
Bonds	2	55,720	$505	$(44)	$56,181
Mutual funds	1	599	$-	$(36)	$563
Equity investments	2	5,675	$-	$(1,598)	$4,077

The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest an investment may not be fully recoverable. The bonds represent investments in various issuers at March 31, 2021. The unrealized losses for some of these bond investments reflect changes in interest rates following their acquisition. As of March 31, 2021, we had no bond investments in a loss position for more than 12 months.

At March 31, 2021, the length of time until maturity of the commercial paper we owned ranged from less than a month to six months and the length of time to maturity for the bonds ranged from less than a month to 57 months.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5)	Patents and Licenses

Purchased patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

March 31, 2021			December 31, 2020
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,449	15.67	$13,840	$12,419

Aggregate amortization expense for patents and licenses was $30,000 in each of the three months ended March 31, 2021 and 2020.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2022	$117
2023	$113
2024	$113
2025	$112
2026	$112

(6)	Revenues

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

A summary of revenues by geographic area, based on shipping destination, for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
United States	$22,038	$26,192
Germany	2,400	3,237
Italy	2,074	1,482
Other countries less than 5% of revenues	12,657	12,683
Total	$39,169	$43,594

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of revenues by product line for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
Fluid Delivery	$19,075	$22,348
Cardiovascular	12,830	14,824
Ophthalmology	1,693	863
Other	5,571	5,559
Total	$39,169	$43,594

More than 99 percent of our total revenue in the periods presented herein is pursuant to shipments initiated by a purchase order (our “contract”) and recognized at a single point in time when the performance obligation of the product being shipped is satisfied, rather than recognized over time, and is presented as a receivable on the balance sheet. Payment is typically due within 30 days.

We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments. Effective January 1, 2020, we adopted a new credit loss accounting methodology to calculate our credit loss allowance for our trade receivables following a lifetime “expected credit loss” measurement objective. An account is written off when we determine the receivable will not be collected. Historically, bad debt has been immaterial.

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

From time to time, new accounting pronouncements applicable to us are issued by the Financial Accounting Standards Board, or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

For the three months ended March 31, 2021, we reported revenues of $39.2 million, operating income of $8.9 million and net income of $7.7 million, down 10 percent, 24 percent and 13 percent, respectively, from the three months ended March 31, 2020.

Results for the three months ended March 31, 2021

Consolidated net income totaled $7.7 million, or $4.23 per basic and $4.22 per diluted share, in the first quarter of 2021. This is compared with consolidated net income of $8.9 million, or $4.80 per basic and $4.79 per diluted share, in the first quarter of 2020. The income per basic share computations are based on weighted average basic shares outstanding of 1,826,000 in the 2021 period and 1,853,000 in the 2020 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,832,000 in the 2021 period and 1,859,000 in the 2020 period.

Consolidated revenues of $39.2 million for the first quarter of 2021 were 10 percent lower than revenues of $43.6 million for the first quarter of 2020. This decrease was primarily attributable to a decrease in sales volumes of our Cardiovascular and Fluid Delivery products. Sales in the first quarter of 2020 were inflated by advanced stocking orders by customers concerned about their supply chains because of the COVID-19 outbreak at that time. This created unusually high sales volumes for us that were not repeated in the first quarter of 2021. The COVID-19 pandemic had a negative impact on our sales in the first quarter of 2021 as patients continued to defer procedures because of the pandemic.

Revenues by product line were as follows (in thousands):

	Three Months ended March 31,
	2021	2020

Fluid Delivery	$19,075	$22,348
Cardiovascular	12,830	14,824
Ophthalmology	1,693	863
Other	5,571	5,559
Total	$39,169	$43,594

Cost of goods sold of $22.8 million for the first quarter of 2021 was 3.8 percent lower than our cost of goods sold of $23.7 million for the first quarter of 2020 primarily due to lower sales volumes partially offset by higher manufacturing costs. Our cost of goods sold in the first quarter of 2021 was 58.2 percent of revenues compared to 54.4 percent of revenues in the first quarter of 2020.

Gross profit of $16.3 million in the first quarter of 2021 was $3.5 million or 17.8 percent lower than in the comparable 2020 period. Our gross profit percentage in the first quarter of 2021 was 41.7 percent of revenues compared with 45.5 percent of revenues in the first quarter of 2020. The decrease in gross profit percentage in the 2021 period compared to the 2020 period was primarily related to a 2021 product sales mix with lower margins, inefficiencies in our manufacturing operations in 2021 partly caused by temporary power disruptions and the impact of the COVID-19 pandemic, and higher manufacturing costs.

Our first quarter 2021 operating expenses of $7.4 million were $746,000 lower than the operating expenses for the first quarter of 2020. This decrease was attributable to a $144,000 decrease in Selling expenses, primarily resulting from lower travel and conference expenses due to COVID-19 restrictions. General and Administrative expenses were $228,000 lower resulting from decreases in travel and outside services. R&D expenses decreased by $374,000 primarily due to the completion of outside services required to support a specific project in 2020 that does not require additional outside services.

Operating income in the first quarter of 2021 decreased by $2.8 million to $8.9 million due to the lower sales and gross profit discussed above, a 24 percent decrease compared to our operating income for the first quarter of 2020. Operating income was 23 percent of revenues for the first quarter of 2021 and 27 percent of revenues for the first quarter of 2020.

Interest and dividend income in the first quarter of 2021 was $217,000 compared with $462,000 for the same period in the prior year. The decline in interest and dividend income was largely due to lower interest rates in the 2021 period as compared to the 2020 period.

Other investment income in the first quarter of 2021 was $62,000 compared with Other investment loss of $997,000 in the first quarter of 2020. These amounts were attributable to unrealized gains or losses on equity investments resulting from changes in the market values of the investments in each quarter.

Income tax expense was $1.6 million for the first quarter of 2021 compared with $2.3 million for the first quarter of 2020. The effective tax rate for the first quarter of 2021 was 16.7 percent compared with 20.4 percent for the first quarter of 2020. The decrease in the 2021 period’s effective tax rate compared to the prior-year period was primarily related to higher excess tax benefits from stock compensation.

Liquidity and Capital Resources

As of March 31, 2021, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2024.

The credit facility is secured by substantially all of our inventories, equipment and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus 1.0 percent (1.110 percent at March 31, 2021) and is payable monthly. We had no outstanding borrowings under the credit facility at March 31, 2021 and we were in compliance with all financial covenants.

At March 31, 2021, we had a total of $88.5 million in cash and cash equivalents, short-term investments and long-term investments. At December 31, 2020 cash and cash equivalents, short-term investments and long-term investments were $87.9 million.

Cash flows from operating activities of $7.4 million for the three months ended March 31, 2021 were primarily comprised of net income plus the net effect of non-cash expenses, increases in accounts receivable, and decreases in accounts payable and prepaid expenses. During the first three months of 2021, we expended $7.3 million for the purchase of investments, $3.0 million for the addition of property and equipment and $3.2 million for dividends. During the same period, maturities and sales of investments generated $13.7 million in cash.

At March 31, 2021, we had working capital of $109.2 million, including $29.4 million in cash and cash equivalents and $18.3 million in short-term investments compared to working capital of $98.7 million at December 31, 2020. The $10.5 million increase in working capital during the three months of 2021 was primarily related to an increase in cash and cash equivalents of $7.0 million and an increase in accounts receivable of $3.8 million.

We believe that our $88.5 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the planned expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary.

COVID-19 Impact

The COVID-19 pandemic has resulted in travel and other restrictions to reduce the spread of the disease, including governmental orders across the globe, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, maintain social distancing, and order cessation of non-essential travel. As a result of these developments, we have implemented work-from-home policies for certain of our employees. In addition, many of our customers implemented and are continuing similar measures in their facilities, which have delayed, and may continue to delay, the timing of some orders and deliveries. The effects of shelter-in-place and social distancing orders, government-imposed quarantines, and work-from-home policies may further negatively impact productivity, disrupt our business, and delay our development timelines beyond the delays we have already experienced and disclosed, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Such restrictions and limitations may also further negatively impact our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic may also result in the loss of some of our key personnel, either temporarily or permanently. In addition, our sales and marketing efforts have been negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products. The demand for our products may also be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect the patients' ability or willingness to undergo elective surgeries. As a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.

The global COVID-19 pandemic continues to evolve as progress in fighting the pandemic is being made in the United States and some other countries with the pace of vaccinations increasing. However, the ultimate impact of the pandemic remains highly uncertain and subject to change. Accordingly, we do not yet know the full impact that the pandemic will have on our business, healthcare systems, or the global economy.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, our access to equity and debt financing, and the impact of the COVID-19 pandemic on our business and operations, and our financial results. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that the COVID-19 pandemic leads to material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For the quarter ended March 31, 2021, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2020 Form 10-K.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely, would have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1A. Risk Factors.

Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020 include discussions of our risk factors. There have been changes in certain risk factors described in that report as outlined below.

Supply chain disruptions due to storms in the southern United States in February 2021 could have a material adverse impact on our operations and our financial results.

The principal raw materials that we use in our products are polyethylene, polypropylene and polyvinyl chloride resins. Our ability to operate profitably is dependent, in part, on the availability and pricing of these resins and other raw materials. The resins we use are derived from petroleum and natural gas; therefore, prices fluctuate substantially as a result of changes in petroleum and natural gas prices, demand and the capacity of the companies that produce these products to meet market needs.

A storm in February 2021 impacted the southern region of the United States, causing power outages that led to chemical plant shutdowns. The storm also temporarily halted a third of the natural-gas production in the Texas gulf area. Supply chains were disrupted causing shortages of raw materials and price increases for polyethylene and polypropylene resins, in addition to other chemical compounds used to make our components. The ultimate impact of this supply chain disruption is uncertain, and, although we do not yet know the full extent of potential delays or impacts on our business or our healthcare customers, they could have a material adverse impact on our operations and our financial results.

Our ability to maintain profitability depends, in part, upon our ability to pass through to our customers the full amount of any increase in raw material costs. The increased resin prices will affect our costs, and if we are not able to fully pass on the increases to our customers, our results of operations and our financial condition could be adversely affected.

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

Atrion Corporation (Registrant)

Date: May 10, 2021	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: May 10, 2021	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

