Form 10-Q
period 2021-06-30
ATRION CORP
filed 2021-08-09
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2021

or

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐		☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 29, 2021
Common stock, Par Value $0.10 per share	1,800,629

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Revenues	$42,693	$37,968	$81,862	$81,563
Cost of goods sold	24,826	20,499	47,656	44,226
Gross profit	17,867	17,469	34,206	37,337
Operating expenses:
Selling	1,874	1,703	3,800	3,773
General and administrative	4,753	4,628	8,925	9,028
Research and development	1,445	1,092	2,755	2,776
	8,072	7,423	15,480	15,577
Operating income	9,795	10,046	18,726	21,760

Interest and dividend income	183	367	399	858
Other investment income (losses)	963	354	1,025	(673)
Other income	-	-	66	-
	1,146	721	1,490	185

Income before provision for income taxes	10,941	10,767	20,216	21,945
Provision for income taxes	(2,017)	(2,162)	(3,565)	(4,443)

Net income	$8,924	$8,605	$16,651	$17,502

Net income per basic share	$4.89	$4.69	$9.12	$9.49
Weighted average basic shares outstanding	1,826	1,835	1,826	1,844

Net income per diluted share	$4.88	$4.68	$9.10	$9.47
Weighted average diluted shares outstanding	1,828	1,839	1,830	1,849

Dividends per common share	$1.75	$1.55	$3.50	$3.10

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$17,070	$22,450
Short-term investments	30,478	19,258
Accounts receivable	22,682	16,445
Inventories	47,725	50,298
Prepaid expenses and other current assets	7,873	3,868
	125,828	112,319

Long-term investments	32,441	46,207

Property, plant and equipment	225,384	218,912
Less accumulated depreciation and amortization	129,372	123,977
	96,012	94,935

Other assets and deferred charges:
Patents	1,361	1,421
Goodwill	9,730	9,730
Other	2,266	2,278
	13,357	13,429

Total assets	$267,638	$266,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,999	$13,200
Accrued income and other taxes	670	436
	12,669	13,636

Line of credit	-	-

Other non-current liabilities	14,248	12,812

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	60,470	53,527
Retained earnings	347,954	337,700
Treasury shares,1,609 at June 30, 2021 and 1,594 at December 31, 2020, at cost	(168,045)	(151,127)
Total stockholders’ equity	240,721	240,442

Total liabilities and stockholders’ equity	$267,638	$266,890

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$16,651	$17,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,210	5,574
Deferred income taxes	1,092	503
Stock-based compensation	1,338	991
Net change in unrealized gains and losses on investments	(1,024)	933
Net change in accrued interest, premiums, and discounts on investments	269	(66)
Other	25	22
	24,561	25,459

Changes in operating assets and liabilities:
Accounts receivable	(6,237)	(3,558)
Inventories	2,573	(3,712)
Prepaid expenses	(4,006)	(681)
Other non-current assets	12	(254)
Accounts payable and accrued liabilities	(1,454)	518
Accrued income and other taxes	234	3,651
Other non-current liabilities	345	(2,000)
Cash flows from operating activities	16,028	19,423

Cash flows from investing activities:
Property, plant and equipment additions	(7,252)	(8,800)
Purchase of investments	(16,110)	(30,444)
Proceeds from sale of investments	166	896
Proceeds from maturities of investments	19,246	20,774
Cash flows from investing activities	(3,950)	(17,574)

Cash flows from financing activities:
Purchase of treasury stock	(10,488)	(17,037)
Shares tendered for employees’ withholding taxes on stock-based compensation	(585)	(55)
Dividends paid	(6,385)	(5,706)
Cash flows from financing activities	(17,458)	(22,798)

Net change in cash and cash equivalents	(5,380)	(20,949)
Cash and cash equivalents at beginning of period	22,450	45,048
Cash and cash equivalents at end of period	$17,070	$24,099

Cash paid for:
Income taxes	$5,095	$199
Non-cash financing activities:
Non-cash effect of stock option exercises	$6,012	-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2021 and 2020
	Common Stock		Treasury Stock		Additional
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balances, April 1, 2020	1,840	$342	1,580	$(141,500)	$52,422	$323,733	$234,997

Net income						8,605	8,605
Stock-based compensation transactions				18	598		616
Shares surrendered in stock transactions				(55)			(55)
Purchase of treasury stock	(11)		11	(7,792)			(7,792)
Dividends						(2,844)	(2,844)
Balances, June 30, 2020	1,829	$342	1,591	$(149,329)	$53,020	$329,494	$233,527

Balances, April 1, 2021	1,827	$342	1,593	$(157,572)	$59,760	$342,221	$244,751

Net income						8,925	8,925
Stock-based compensation transactions	1		(1)	15	710		725
Purchase of treasury stock	(17)		17	(10,488)			(10,488)
Dividends						(3,192)	(3,192)
Balances, June 30, 2021	1,811	$342	1,609	$(168,045)	$60,470	$347,954	$240,721

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Six Months Ended June 30, 2021 and 2020
	Common Stock		Treasury Stock		Additional
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balances, December 31, 2019	1,855	$342	1,565	$(132,260)	$52,043	$317,745	$237,870
Cumulative change in accounting principal						(36)	(36)
Balances, January 1, 2020	1,855	$342	1,565	$(132,260)	$52,043	$317,709	$237,834

Net income						17,502	17,502
Stock-based compensation transactions				23	977		1,000
Shares surrendered in stock transactions				(55)			(55)
Purchase of treasury stock	(26)		26	(17,037)			(17,037)
Dividends						(5,717)	(5,717)
Balances, June 30, 2020	1,829	$342	1,591	$(149,329)	$53,020	$329,494	$233,527

Balances, January 1, 2021	1,826	$342	1,594	$(151,127)	$53,527	$337,700	$240,442

Net income						16,651	16,651
Stock-based compensation transactions	3		(3)	(5,845)	6,943		1,098
Shares surrendered in stock transactions	(1)		1	(585)			(585)
Purchase of treasury stock	(17)		17	(10,488)			(10,488)
Dividends						(6,397)	(6,397)
Balances, June 30, 2021	1,811	$342	1,609	$(168,045)	$60,470	$347,954	$240,721

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

ATRION CORPORATION AND SUBSIDIARIES

Notes to condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Atrion Corporation and its subsidiaries (collectively referred to herein as “Atrion” the “Company,” “we,” “our,” and “us”) have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity US GAAP requires management to make estimates and assumptions that can have a significant impact on our revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. At least quarterly, we evaluate our assumptions, judgments, and estimates, and make changes as deemed necessary.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 9, 2021, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”).

(2)	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$19,935	$20,308
Work in process	10,626	11,339
Finished goods	17,164	18,651
Total inventories	$47,725	$50,298

ATRION CORPORATION AND SUBSIDIARIES

Notes to condensed Consolidated Financial Statements

(Unaudited)

(3)	Income per share

The following is the computation for basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net income	$8,924	$8,605	$16,651	$17,502
Weighted average basic shares outstanding	1,826	1,835	1,826	1,844
Add: Effect of dilutive securities	2	4	4	5
Weighted average diluted shares outstanding	1,828	1,839	1,830	1,849
Earnings per share:
Basic	$4.89	$4.69	$9.12	$9.49
Diluted	$4.88	$4.68	$9.10	$9.47

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing six and eight shares of common stock for the quarters ended June 30, 2021 and 2020, respectively, and an average of three and 12 shares of common stock for the six months ended June 30, 2021 and 2020, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)	Investments

As of June 30, 2021, we held investments in commercial paper, bonds, money market accounts, mutual funds and equity securities. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months.

ATRION CORPORATION AND SUBSIDIARIES

Notes to condensed Consolidated Financial Statements

(Unaudited)

The components of the Company’s cash and cash equivalents and our short and long-term investments are as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash deposits	$11,680	$16,628
Money market funds	4,640	4,822
Commercial paper	750	1,000
Total cash and cash equivalents	$17,070	$22,450
Short-term investments:
Commercial paper (held-to-maturity)	$5,852	$5,178
Bonds (held-to-maturity)	24,651	14,101
Allowance for credit losses	(25)	(21)
Total short-term investments	$30,478	$19,258
Long-term investments:
Mutual funds (available for sale)	$529	$563
Bonds (held-to-maturity)	26,915	41,619
Allowance for credit losses	(26)	(52)
Equity securities (available for sale)	5,023	4,077
Total long-term investments	$32,441	$46,207
Total cash, cash equivalents and short and long-term investments	$79,989	$87,915

We utilize a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. Our credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as our portfolio. We also apply an adjustment factor to these credit loss calculations based upon our assessment of the expected impact from current economic conditions on our investments, including the impact of COVID-19. We monitor the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and update them on a quarterly basis with our latest assessment completed on June 30, 2021. During the second quarter of 2021, our allowance for credit losses related to short-term investments increased by $3 thousand and our allowance for credit losses related to long-term investments decreased by $8 thousand.

ATRION CORPORATION AND SUBSIDIARIES

Notes to condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the amortized cost of our held-to-maturity bonds at June 30, 2021, aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds
Credit Quality Indicators	Asset Backed Bonds	Fed Govt. Bonds/Notes	Municipal Bonds	Corporate Bonds	Totals
AAA/AA/A	$83	$3,126	$634	$33,909	$37,752
BBB/BB	-	-	-	13,814	13,814
TOTAL	$83	$3,126	$634	$47,723	$51,566

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

	Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of June 30, 2021:
Money market	1	4,640	$-	$-	$4,640
Commercial paper	2	6,602	$1	$-	$6,603
Bonds	2	51,566	$249	$(20)	$51,795
Mutual funds	1	509	$20	$-	$529
Equity investments	2	5,675	$-	$(652)	$5,023

As of December 31, 2020:
Money Market	1	4,822	$-	$-	$4,822
Commercial paper	2	6,178	$-	$-	$6,178
Bonds	2	55,720	$505	$(44)	$56,181
Mutual funds	1	599	$-	$(36)	$563
Equity investments	2	5,675	$-	$(1,598)	$4,077

The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest an investment may not be fully recoverable. The bonds represent investments in various issuers at June 30, 2021. The unrealized losses for some of these bond investments reflect changes in interest rates following their acquisition. As of June 30, 2021, we had no bond investments in a loss position for more than 12 months.

At June 30, 2021, the length of time until maturity of the commercial paper we owned ranged from less than a month to 10 months and the length of time to maturity for the bonds ranged from less than a month to 54 months.

ATRION CORPORATION AND SUBSIDIARIES

Notes to condensed Consolidated Financial Statements

(Unaudited)

(5)	Patents and Licenses

Patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

June 30, 2021			December 31, 2020
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,479	15.67	$13,840	$12,419

Aggregated amortization expense for patents and licenses was $30 thousand in each of the three month periods ended June 30, 2021 and 2020 and $60 thousand in each of the six month periods ended June 30, 2021 and 2020.

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

A summary of revenues by geographic area, based on shipping destination, for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$24,649	$19,530	$46,687	$45,722
Italy	2,908	2,072	4,982	3,554
China	2,611	1,800	4,212	2,998
Germany	2,064	2,918	4,464	6,155
Other countries less than 5% of revenues	10,461	11,648	21,517	23,134
Total	$42,693	$37,968	$81,862	$81,563

ATRION CORPORATION AND SUBSIDIARIES

Notes to condensed Consolidated Financial Statements

(Unaudited)

A summary of revenues by product line for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fluid Delivery	$20,920	$21,761	$39,995	$44,108
Cardiovascular	13,157	10,841	25,987	25,666
Ophthalmology	2,102	936	3,796	1,800
Other	6,514	4,430	12,084	9,989
Total	$42,693	$37,968	$81,862	$81,563

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

From time to time, new accounting pronouncements applicable to us are issued by the Financial Accounting Standards Board or other standards-setting bodies. We generally adopt these standards as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

For the three months ended June 30, 2021, we reported revenues of $42.7 million, up 12 percent, operating income of $9.8 million, down 2 percent and net income of $8.9 million, up 4 percent from the three months ended June 30, 2020.

Results for the three months ended June 30, 2021

Consolidated net income totaled $8.9 million, or $4.89 per basic and $4.88 per diluted share, in the second quarter of 2021. This is compared with consolidated net income of $8.6 million, or $4.69 per basic and $4.68 per diluted share, in the second quarter of 2020. The income per basic share computations are based on weighted average basic shares outstanding of 1,826 thousand in the 2021 period and 1,835 thousand in the 2020 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,828 thousand in the 2021 period and 1,839 thousand in the 2020 period.

Consolidated revenues of $42.7 million for the second quarter of 2021 were 12.4 percent higher than revenues of $38.0 million for the second quarter of 2020. This increase was primarily due to sales volumes of our Cardiovascular products. Sales volumes in our Other product line also increased. The COVID-19 pandemic had a negative impact on our sales in the second quarter of 2020 as patients deferred elective procedures.

Revenues by product line were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020

Fluid Delivery	$20,920	$21,761
Cardiovascular	13,157	10,841
Ophthalmology	2,102	936
Other	6,514	4,430
Total	$42,693	$37,968

Cost of goods sold of $24.8 million for the second quarter of 2021 was 21.1 percent higher than our cost of goods sold of $20.5 million for the second quarter of 2020 primarily due to higher sales volumes, sales mix and higher manufacturing costs. Our cost of goods sold in the second quarter of 2021 was 58.2 percent of revenues compared to 54.0 percent of revenues in the second quarter of 2020.

Gross profit of $17.9 million in the second quarter of 2021 was $0.4 million or 2.3 percent higher than in the comparable 2020 period. Our gross profit percentage in the second quarter of 2021 was 41.8 percent of revenues compared with 46.0 percent of revenues in the second quarter of 2020. The decrease in gross profit percentage in the 2021 period compared to the 2020 period was primarily related to a 2021 product sales mix with lower margins, inefficiencies in our manufacturing operations in 2021 and higher manufacturing costs.

Our second quarter 2021 operating expenses of $8.1 million were $649 thousand higher than the operating expenses for the second quarter of 2020. This increase was attributable to a $353 thousand increase in R&D expenses primarily for outside services related to ongoing projects and increased salaries. Selling expenses increased $171 thousand primarily for travel and commissions related to higher sales. General and Administrative expenses were $125 thousand higher primarily in compensation.

Operating income in the second quarter of 2021 decreased by $251 thousand to $9.8 million due to higher operating expenses discussed above. Operating income was 22.9 percent of revenues for the second quarter of 2021 and 26.5 percent of revenues for the second quarter of 2020.

Interest and dividend income in the second quarter of 2021 was $183 thousand compared with $367 thousand for the same period in the prior year. The decline in interest and dividend income was largely due to lower interest rates in the 2021 period as compared to the 2020 period.

Other investment income in the second quarter of 2021 was $963 thousand compared with Other investment income of $354 thousand in the second quarter of 2020. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of the investments in each quarter.

Income tax expense was $2.0 million for the second quarter of 2021 compared with $2.2 million for the second quarter of 2020. The effective tax rate for the second quarter of 2021 was 18.4 percent compared with 20.1 percent for the second quarter of 2020. The decrease in the 2021 period’s effective tax rate compared to the prior-year period was primarily related to lower state income taxes.

Results for the six months ended June 30, 2021

Consolidated net income totaled $16.7 million, or $9.12 per basic and $9.10 per diluted share, in first six months of 2021. This is compared with consolidated net income of $17.5 million, or $9.49 per basic and $9.47 per diluted share, in the first six months of 2020. The income per basic share computations are based on weighted average basic shares outstanding of 1,826 thousand in the 2021 period and 1,844 thousand in the 2020 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,830 thousand in the 2021 period and 1,849 thousand in the 2020 period.

Consolidated revenues of $81.9 million for the first six months of 2021 were slightly higher than revenues of $81.6 million for the first six months of 2020. Increased sales in Other and Ophthalmic products were offset by lower Fluid Delivery sales.

Revenues by product line were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020

Fluid Delivery	$39,995	$44,108
Cardiovascular	25,987	25,666
Ophthalmology	3,796	1,800
Other	12,084	9,989
Total	$81,862	$81,563

Cost of goods sold of $47.7 million for the first six months of 2021 was $3.4 million higher than in the comparable 2020 period. This increase is due to an unfavorable product sales mix and higher manufacturing costs in the first six months of 2021. Our cost of goods sold in the first six months of 2021 and 2020 was 58.2 percent and 54.2 percent of revenues, respectively.

Gross profit was $34.2 million in the first six months of 2021 and $37.3 million in the first six months of 2020. Our gross profit percentage was 41.8 percent of revenues in the first six months in 2021 and 45.8 percent in 2020. This decrease was driven by unfavorable product sales mix and increased manufacturing costs.

Operating expenses of $15.5 million for the first six months 2021 were $97 thousand lower than the operating expenses for the first six months of 2020. This decrease was primarily in general and administrative expense as a result of lower compensation.

Operating income in the first six months of 2021 decreased $3.0 million to $18.7 million, a 13.9 percent decrease from our operating income in the six months ended June 30, 2020. Operating income for the first six months in 2021 and 2020 was 22.9 percent and 26.7 percent of revenues respectively.

Interest and dividend income for the first six months of 2021 was $399 thousand, compared with $858 thousand for the same period in the prior year. The decline in interest and dividend income was largely due to lower interest rates in the 2021 period versus the 2020 period.

Other investment income for the first six months of 2021 was $1.0 million compared to a $673 thousand loss in the first six months of 2020. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of our investments in each time period. The impact of COVID-19 on equity markets in the 2020 period also impacted our investments.

Income tax expense was $3.6 million for the first six months in 2021 and $4.4 million the first six months in 2020. The effective tax rate for the first six months of 2021 was 17.6 percent, compared with 20.2 percent for the first six months of 2020. The decrease in the 2021 period effective tax rate was primarily related to a decrease in state income taxes. We expect the effective tax rate for 2021 to be approximately 17 percent.

Liquidity and Capital Resources

As of June 30, 2021, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2024. The credit facility is secured by substantially all of our inventories, equipment and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus 1.0 percent and is payable monthly. We had no outstanding borrowings under the credit facility at June 30, 2021 and we were in compliance with all financial covenants.

At June 30, 2021, we had a total of $80.0 million in cash and cash equivalents, short-term investments and long-term investments. At December 31, 2020, cash and cash equivalents, short-term investments and long-term investments were $87.9 million.

Cash flows from operating activities of $16.0 million for the six months ended June 30, 2021 were primarily comprised of net income plus the net effect of non-cash expenses, increases in accounts receivable, and decreases in accounts payable and prepaid expenses. During the first six months of 2021, we used $16.1 million for the purchase of investments, $7.3 million for the addition of property and equipment, $10.5 million for the purchase of treasury stock and $6.4 million for dividends. During the same period, maturities and sales of investments generated $19.4 million in cash.

At June 30, 2021, we had working capital of $113.2 million, including $17.0 million in cash and cash equivalents and $30.5 million in short-term investments compared to working capital of $98.7 million at December 31, 2020. The $14.5 million increase in working capital during the six months of 2021 was primarily related to an increase in short term investments $11.2 million and an increase in accounts receivable of $6.2 million.

We believe that our $80.0 million in cash, cash equivalents, short-term investments and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the planned expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary.

COVID-19 Impact

The COVID-19 pandemic has resulted in travel and other restrictions to reduce the spread of the disease, including governmental orders across the globe, which, among other things, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, maintain social distancing, and order cessation of non-essential travel. As a result of these developments, we implemented work-from-home policies for certain of our employees. In addition, many of our customers implemented and are continuing similar measures in their facilities, which have delayed, and may continue to delay, the timing of some orders and deliveries. The effects of shelter-in-place and social distancing orders, government-imposed quarantines, and work-from-home policies may continue negatively impacting productivity, disrupting our business, and delaying our development timelines beyond the delays we have already experienced and disclosed, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Such restrictions and limitations may also continue negatively impacting our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic has resulted and may continue resulting in the loss of some of our key personnel, either temporarily or permanently. In addition, our sales and marketing efforts have been negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products. The demand for our products has been and may continue to be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect the patients’ ability or willingness to undergo elective surgeries. As a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.

The global COVID-19 pandemic continues to evolve as progress in fighting the pandemic is being made in the United States and some other countries with greater percentages of the populations being vaccinated. However, the ultimate impact of the pandemic remains highly uncertain and subject to change. Accordingly, we do not yet know the full impact that the pandemic will have on our business, healthcare systems, or the global economy.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective income tax rate for 2021, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, our access to equity and debt financing, and the impact of the COVID-19 pandemic on our business and operations, and our financial results. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that the COVID-19 pandemic leads to further material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus further disrupts local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For the quarter ended June 30, 2021, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2020 Form 10-K.

Item 4.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

Item 1A.	Risk Factors.

As of the date of this Report, there has been no material change in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented by the risk factor described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/2021 to 4/30/2021	-	$-	-	202,018
5/1/2021 to 5/31/2021	1,095	$601.31	1,095	200,923
6/1/2021 to 6/30/2021	16,028	$613.28	16,028	184,895
Total	17,123	$612.52	17,123	184,895

(1)

On May 21, 2015, our Board of Directors approved a stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. At June 30, 2021, we had repurchased 65,105 shares of our common stock authorized under the program approved in May 2015. Our stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

Item 6.	Exhibits.

Exhibit Index

Exhibit Number	Description
10.1	Atrion Corporation 2021 Equity Incentive Plan effective May 21, 2021 (incorporated by reference to Appendix A of Atrion Corporation’s Definitive Proxy Statement filed on April 7, 2021)
10.2	Form of Common Stock Award Agreement under Atrion Corporation 2021 Equity Incentive Plan
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation
(Registrant)

Date: August 9, 2021	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Date: August 9, 2021	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer (Principal Accounting and Financial Officer)

