Form 10-Q
period 2021-09-30
ATRION CORP
filed 2021-11-08
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 28, 2021
Common stock, Par Value $0.10 per share	1,800,723

ATRION CORPORATION AND SUBSIDIARIES

1

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Revenues	$42,855	$33,785	$124,716	$115,348
Cost of goods sold	25,065	18,887	72,720	63,114
Gross profit	17,790	14,898	51,996	52,234
Operating expenses:
Selling	2,081	1,888	5,882	5,660
General and administrative	4,838	4,039	13,763	13,066
Research and development	1,393	1,388	4,147	4,165
	8,312	7,315	23,792	22,891
Operating income	9,478	7,583	28,204	29,343

Interest and dividend income	281	303	680	1,161
Other investment income (losses)	(173)	678	852	5
Other income	-	-	67	-
	108	981	1,599	1,166

Income before provision for income taxes	9,586	8,564	29,803	30,509
Provision for income taxes	(1,309)	(1,321)	(4,875)	(5,764)

Net income	$8,277	$7,243	$24,928	$24,745

Net income per basic share	$4.59	$3.96	$13.71	$13.46
Weighted average basic shares outstanding	1,803	1,829	1,818	1,839

Net income per diluted share	$4.58	$3.95	$13.68	$13.42
Weighted average diluted shares outstanding	1,806	1,834	1,822	1,844

Dividends per common share	$1.95	$1.75	$5.45	$4.85

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$23,656	$22,450
Short-term investments	29,590	19,258
Accounts receivable	25,221	16,445
Inventories	47,307	50,298
Prepaid expenses and other current assets	7,992	3,868
	133,766	112,319

Long-term investments	24,898	46,207

Property, plant and equipment	229,719	218,912
Less accumulated depreciation and amortization	132,650	123,977
	97,069	94,935

Other assets and deferred charges:
Patents	1,332	1,421
Goodwill	9,730	9,730
Other	2,139	2,278
	13,201	13,429

Total assets	$268,934	$266,890

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$13,914	$13,200
Accrued income and other taxes	902	436
	14,816	13,636

Line of credit	-	-

Other non-current liabilities	14,839	12,812

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	60,764	53,527
Retained earnings	352,717	337,700
Treasury shares,1,619 at September 30, 2021 and 1,594 at December 31, 2020, at cost	(174,544)	(151,127)
Total stockholders’ equity	239,279	240,442

Total liabilities and stockholders’ equity	$268,934	$266,890

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$24,928	$24,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,527	8,517
Deferred income taxes	1,613	1,315
Stock-based compensation	1,766	1,540
Net change in unrealized gains and losses on investments	(853)	256
Net change in accrued interest, premiums, and discounts
on investments	385	25
Other	24	22
	37,390	36,420

Changes in operating assets and liabilities:
Accounts receivable	(8,776)	1,136
Inventories	2,991	(6,529)
Prepaid expenses	(4,125)	(1,468)
Other non-current assets	138	(258)
Accounts payable and accrued liabilities	326	839
Accrued income and other taxes	466	586
Other non-current liabilities	415	(1,977)
Cash flows from operating activities	28,825	28,749

Cash flows from investing activities:
Property, plant and equipment additions	(11,596)	(14,899)
Purchase of investments	(18,110)	(40,025)
Proceeds from sale of investments	165	899
Proceeds from maturities of investments	29,391	30,223
Cash flows from investing activities	(150)	(23,802)

Cash flows from financing activities:
Purchase of treasury stock	(16,988)	(17,037)
Shares tendered for employees’ withholding taxes on stock-based compensation	(585)	(55)
Dividends paid	(9,896)	(8,907)
Cash flows from financing activities	(27,469)	(25,999)

Net change in cash and cash equivalents	1,206	(21,052)
Cash and cash equivalents at beginning of period	22,450	45,048
Cash and cash equivalents at end of period	$23,656	$23,996

Cash paid for:
Income taxes	$5,540	$4,518
Non-cash financing activities:
Non-cash effect of stock option exercises	$6,012	-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2021 and 2020
	Common Stock		Treasury Stock		Additional
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balances, July 1, 2020	1,829	$342	1,591	$(149,329)	$53,020	$329,494	$233,527

Net income						7,243	7,243
Stock-based compensation transactions				1	561		562
Purchase of treasury stock				-			-
Dividends						(3,214)	(3,214)
Balances, September 30, 2020	1,829	$342	1,591	$(149,328)	$53,581	$333,523	$238,118

Balances, July 1, 2021	1,811	$342	1,609	$(168,045)	$60,470	$347,954	$240,721

Net income						8,277	8,277
Stock-based compensation transactions	1		(1)	1	294		295
Purchase of treasury stock	(11)		11	(6,500)			(6,500)
Dividends						(3,514)	(3,514)
Balances, September 30, 2021	1,801	$342	1,619	$(174,544)	$60,764	$352,717	$239,279

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2021 and 2020
	Common Stock		Treasury Stock		Additional
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balances, December 31, 2019	1,855	$342	1,565	$(132,260)	$52,043	$317,745	$237,870
Cumulative change in accounting principal						(36)	(36)
Balances, January 1, 2020	1,855	$342	1,565	$(132,260)	$52,043	$317,709	$237,834

Net income						24,745	24,745
Stock-based compensation transactions				24	1,538		1,562
Shares surrendered in stock transactions				(55)			(55)
Purchase of treasury stock	(26)		26	(17,037)			(17,037)
Dividends						(8,931)	(8,931)
Balances, September 30, 2020	1,829	$342	1,591	$(149,328)	$53,581	$333,523	$238,118

Balances, January 1, 2021	1,826	$342	1,594	$(151,127)	$53,527	$337,700	$240,442

Net income						24,928	24,928
Stock-based compensation transactions	4		(4)	(5,844)	7,237		1,393
Shares surrendered in stock transactions	(1)		1	(585)			(585)
Purchase of treasury stock	(28)		28	(16,988)			(16,988)
Dividends						(9,911)	(9,911)
Balances, September 30, 2021	1,801	$342	1,619	$(174,544)	$60,764	$352,717	$239,279

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Atrion Corporation and its subsidiaries (collectively referred to herein as “Atrion,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity US GAAP requires management to make estimates and assumptions that can have a significant impact on our revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. At least quarterly, we evaluate our assumptions, judgments, and estimates, and make changes as we deem necessary.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 8, 2021, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”).

(2)	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$20,994	$20,308
Work in process	10,357	11,339
Finished goods	15,956	18,651
Total inventories	$47,307	$50,298

(3)	Income per share

The following is the computation for basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net income	$8,277	$7,243	$24,928	$24,745
Weighted average basic shares outstanding	1,803	1,829	1,818	1,839
Add: Effect of dilutive securities	3	5	4	5
Weighted average diluted shares outstanding	1,806	1,834	1,822	1,844
Earnings per share:
Basic	$4.59	$3.96	$13.71	$13.46
Diluted	$4.58	$3.95	$13.68	$13.42

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Dilutive securities representing zero and two shares of common stock for the quarters ended September 30, 2021 and 2020, respectively, and an average of two and eight shares of common stock for the nine months ended September 30, 2021 and 2020, respectively, were excluded from the computation of weighted average diluted shares outstanding because their effect would have been anti-dilutive.

(4)	Investments

As of September 30, 2021, we held investments in commercial paper, bonds, money market accounts, mutual funds, and equity securities. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities, and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months.

The components of the Company’s cash and cash equivalents and our short- and long-term investments are as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash deposits	$11,124	$16,628
Money market funds	12,532	4,822
Commercial paper	-	1,000
Total cash and cash equivalents	$23,656	$22,450
Short-term investments:
Commercial paper (held-to-maturity)	$4,746	$5,178
Bonds (held-to-maturity)	24,860	14,101
Allowance for credit losses	(16)	(21)
Total short-term investments	$29,590	$19,258
Long-term investments:
Mutual funds (available for sale)	$531	$563
Bonds (held-to-maturity)	19,551	41,619
Allowance for credit losses	(24)	(52)
Equity securities (available for sale)	4,840	4,077
Total long-term investments	$24,898	$46,207
Total cash, cash equivalents and short and long-term investments	$78,144	$87,915

We utilize a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. Our credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as our portfolio. We also apply an adjustment factor to these credit loss calculations based upon our assessment of the expected impact from current economic conditions on our investments, including the impact of COVID-19. We monitor the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and update them on a quarterly basis with our latest assessment completed on September 30, 2021. During the third quarter of 2021, our allowance for credit losses related to short-term investments decreased by $8 thousand and our allowance for credit losses related to long-term investments decreased by $2 thousand.

The following table summarizes the amortized cost of our held-to-maturity bonds at September 30, 2021, aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds

Credit Quality Indicators	Fed Govt. Bonds/Notes	Municipal Bonds	Corporate Bonds	Totals
AAA/AA/A	$2,448	$637	$31,664	$34,749
BBB/BB	-	-	9,662	9,662
TOTAL	$2,448	$637	$41,326	$44,411

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

	Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of September 30, 2021:
Money market	1	12,532	$-	$-	$12,532
Commercial paper	2	4,746	$1	$-	$4,747
Bonds	2	44,411	$185	$(5)	$44,591
Mutual funds	1	510	$21	$-	$531
Equity investments	2	5,675	$-	$(835)	$4,840

As of December 31, 2020:
Money Market	1	4,822	$-	$-	$4,822
Commercial paper	2	6,178	$-	$-	$6,178
Bonds	2	55,720	$505	$(44)	$56,181
Mutual funds	1	599	$-	$(36)	$563
Equity investments	2	5,675	$-	$(1,598)	$4,077

The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest an investment may not be fully recoverable. The bonds represent investments in various issuers at September 30, 2021. The unrealized losses for some of these bond investments reflect changes in interest rates following their acquisition. As of September 30, 2021, we had one bond investment in a loss position for more than 12 months.

At September 30, 2021, the length of time until maturity of the commercial paper we owned ranged from less than a month to seven months and the length of time to maturity for the bonds ranged from less than a month to 51 months.

(5)	Patents and Licenses

Patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

September 30, 2021			December 31, 2020
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,508	15.67	$13,840	$12,419

Aggregated amortization expense for patents and licenses was $30 thousand in the three-month periods ended September 30, 2021 and 2020 and $90 thousand in the nine-month periods ended September 30, 2021 and 2020.

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

A summary of revenues by geographic area, based on shipping destination, for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$25,447	$19,925	$72,134	$65,648
Germany	2,517	2,485	6,981	8,640
Italy	1,690	1,841	6,672	5,395
China	2,047	1,490	6,259	4,488
Other countries less than 5% of revenues	11,154	8,044	32,670	31,177
Total	$42,855	$33,785	$124,716	$115,348

A summary of revenues by product line for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fluid Delivery	$19,011	$16,512	$59,006	$60,620
Cardiovascular	16,064	11,297	42,051	36,963
Ophthalmology	1,192	1,171	4,987	2,970
Other	6,588	4,805	18,672	14,795
Total	$42,855	$33,785	$124,716	$115,348

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

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics, and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmology markets. Our other medical and non-medical products include instrumentation and disposables used in valves and inflation devices used in marine and aviation safety products.

Our products are used in a wide variety of applications by numerous customers. We encounter competition in all of our markets and compete primarily on the basis of product quality, price, engineering, customer service, and delivery time.

Our business strategy is to provide hospitals, physicians, and other healthcare providers with the tools they need to improve the lives of the patients they serve. To do so, we provide a broad selection of products in the areas of our expertise. We have diverse product lines serving primarily the fluid delivery, cardiovascular, and ophthalmic markets, and this diversity has served us well as we encounter changing market conditions. Research and development, or R&D, efforts are focused on improving current products and developing highly-engineered products that meet customer needs and serve niche markets with meaningful sales potential. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce or eliminate indebtedness, to fund capital expenditures, to make investments, to repurchase stock, and to pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

•	Focusing on customer needs;
•	Expanding existing product lines and developing new products;
•	Maintaining a culture of controlling cost; and
•	Preserving and fostering a collaborative, entrepreneurial management structure.
•	For the three months ended September 30, 2021, we reported revenues of $42.9 million, up 27 percent, operating income of $9.5 million, up 25 percent, and net income of $8.3 million, up 14 percent from the three months ended September 30, 2020.

Results for the three months ended September 30, 2021

Consolidated net income totaled $8.3 million, or $4.59 per basic and $4.58 per diluted share, in the third quarter of 2021. This is compared with consolidated net income of $7.2 million, or $3.96 per basic and $3.95 per diluted share, in the third quarter of 2020. The income per basic share computations are based on weighted average basic shares outstanding of 1,803 thousand in the 2021 period and 1,829 thousand in the 2020 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,806 thousand in the 2021 period and 1,834 thousand in the 2020 period.

Consolidated revenues of $42.9 million for the third quarter of 2021 were 26.8 percent higher than revenues of $33.8 million for the third quarter of 2020. Our third quarter 2021 results were favorably impacted by a 42% increase in Cardiovascular revenues compared to the third quarter of 2020 when many surgeries were postponed due to COVID-19. Additionally, all other major product lines were also up compared to last year’s third quarter.

Revenues by product line were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020

Fluid Delivery	$19,011	$16,512
Cardiovascular	16,064	11,297
Ophthalmology	1,192	1,171
Other	6,588	4,805
Total	$42,855	$33,785

Cost of goods sold of $25.1 million for the third quarter of 2021 was 32.7 percent higher than our cost of goods sold of $18.9 million for the third quarter of 2020, primarily due to higher sales volumes, higher manufacturing costs, and an unfavorable product sales mix. Our cost of goods sold in the third quarter of 2021 was 58.5 percent of revenues compared to 55.9 percent of revenues in the third quarter of 2020.

Gross profit of $17.8 million in the third quarter of 2021 was $2.9 million or 19.4 percent higher than in the comparable 2020 period. Our gross profit percentage in the third quarter of 2021 was 41.5 percent of revenues compared with 44.1 percent of revenues in the third quarter of 2020. The decrease in gross profit percentage in the 2021 period compared to the 2020 period was primarily related to higher manufacturing costs and an unfavorable product sales mix.

Our third quarter 2021 operating expenses of $8.3 million were $997 thousand higher than the operating expenses for the third quarter of 2020. This increase was attributable to a $799 thousand increase in general and administrative expenses primarily in depreciation and outside services. Selling expenses increased $193 thousand primarily for travel and outside services. R&D expenses increased slightly by $5 thousand with offsetting balances in higher compensation and lower supplies and outside services.

Operating income of $9.5 million in the third quarter of 2021 represented a $1.9 million, or 25.1 percent, increase in operating income over third quarter 2020 operating income and was due to higher sales discussed above. Operating income was 22.1 percent of revenues for the third quarter of 2021 and 22.4 percent of revenues for the third quarter of 2020.

Interest and dividend income in the third quarter of 2021 was $281 thousand compared with $303 thousand for the same period in the prior year. The decline in interest and dividend income was largely due to lower interest rates in the 2021 period as compared to the 2020 period.

Other investment income in the third quarter of 2021 was a $173 thousand loss compared with Other investment income of $678 thousand in the third quarter of 2020. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of the investments in each quarter.

Income tax expense was $1.3 million for the both the third quarter of 2021 and 2020. The effective tax rate for the third quarter of 2021 was 13.7 percent compared with 15.4 percent for the third quarter of 2020. The decrease in the 2021 period’s effective tax rate compared to the prior-year period was primarily related to increased tax benefits for sales outside the United States under the foreign derived intangible income deduction as well as the R&D tax credit.

Results for the nine months ended September 30, 2021

Consolidated net income totaled $24.9 million, or $13.71 per basic and $13.68 per diluted share, in first nine months of 2021. This is compared with consolidated net income of $24.7 million, or $13.46 per basic and $13.42 per diluted share, in the first nine months of 2020. The income per basic share computations are based on weighted average basic shares outstanding of 1,818 thousand in the 2021 period and 1,839 thousand in the 2020 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,822 thousand in the 2021 period and 1,844 thousand in the 2020 period.

Consolidated revenues of $124.7 million for the first nine months of 2021 were higher than revenues of $115.3 million for the first nine months of 2020. This increase in revenue was due to increased sales in our Cardiovascular, Other, and Ophthalmology product lines.

Revenues by product line were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020

Fluid Delivery	$59,006	$60,620
Cardiovascular	42,051	36,963
Ophthalmology	4,987	2,970
Other	18,672	14,795
Total	$124,716	$115,348

Cost of goods sold of $72.7 million for the first nine months of 2021 was $9.6 million higher than in the comparable 2020 period. This increase was mainly due to higher sales volumes, higher manufacturing costs, and an unfavorable product sales mix. Our cost of goods sold in the first nine months of 2021 and 2020 was 58.3 percent and 54.7 percent of revenues, respectively.

Gross profit was $52.0 million in the first nine months of 2021 and $52.2 million in the first nine months of 2020. Our gross profit percentage was 41.7 percent of revenues in the first nine months in 2021 and 45.3 percent in 2020. This decrease was driven by higher manufacturing costs and an unfavorable product sales mix.

Operating expenses of $23.8 million for the first nine months of 2021 were $901 thousand higher than the operating expenses for the first nine months of 2020. This increase was primarily in general and administrative expense as a result of higher compensation.

Operating income of $28.2 million for the first nine months of 2021 represented a $1.1 million, or 3.9 percent decrease, in operating income from the first nine months of 2020. Operating income for the first nine months in 2021 and 2020 was 22.6 percent and 25.4 percent of revenues, respectively.

Interest and dividend income for the first nine months of 2021 was $680 thousand, compared with $1.2 million for the same period in the prior year. The decline in interest and dividend income was largely due to lower interest rates in the 2021 period versus the 2020 period.

Other investment income for the first nine months of 2021 was $852 thousand compared to $5 thousand in the first nine months of 2020. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of our investments in each time period. The impact of COVID-19 on equity markets in the 2020 period also impacted our investments.

Income tax expense was $4.9 million for the first nine months in 2021 and $5.8 million for the first nine months in 2020. The effective tax rate for the first nine months of 2021 was 16.4 percent, compared with 18.9 percent for the first nine months of 2020. The decrease in the 2021 period effective tax rate was primarily related to increased tax benefits for sales outside the United States under the foreign derived intangible income deduction as well as the R&D tax credit. We expect the effective tax rate for 2021 to be approximately 15 percent.

Liquidity and Capital Resources

As of September 30, 2021, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2024. The credit facility is secured by substantially all of our inventories, equipment, and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus 1.0 percent and is payable monthly. We had no outstanding borrowings under the credit facility at September 30, 2021 and we were in compliance with all financial covenants.

At September 30, 2021, we had a total of $78.1 million in cash and cash equivalents, short-term investments, and long-term investments. At December 31, 2020, cash and cash equivalents, short-term investments, and long-term investments were $87.9 million.

Cash flows from operating activities of $28.8 million for the nine months ended September 30, 2021 were primarily comprised of net income plus the net effect of non-cash expenses, increases in accounts receivable, and prepaid expenses. During the first nine months of 2021, we used $18.1 million for the purchase of investments and $11.6 million for the addition of property and equipment. During the same period, maturities and sales of investments generated $29.4 million in cash.

At September 30, 2021, we had working capital of $119.0 million, including $23.7 million in cash and cash equivalents and $29.6 million in short-term investments compared to working capital of $98.7 million at December 31, 2020. The $20.3 million increase in working capital during the first nine months of 2021 was primarily related to an increase in short term investments of $10.3 million and an increase in accounts receivable of $8.8 million.

We believe that our $78.1 million in cash, cash equivalents, short-term investments, and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the planned expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary.

COVID-19 Impact

The COVID-19 pandemic has resulted in travel and other restrictions to reduce the spread of the disease, including governmental orders across the globe, which, among other things, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, maintain social distancing, and order cessation of non-essential travel. As a result of these developments, we implemented work-from-home policies for certain of our employees. In addition, many of our customers implemented and are continuing similar measures in their facilities, which have delayed, and may continue to delay, the timing of some orders and deliveries. The effects of shelter-in-place and social distancing orders, government-imposed quarantines, and work-from-home policies may continue negatively impacting productivity and supply chains, disrupting our business, and delaying our development timelines beyond the delays we have already experienced and disclosed, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Such restrictions and limitations may also continue negatively impacting our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic has resulted and may continue resulting in the loss of some of our key personnel, either temporarily or permanently. In addition, our sales and marketing efforts have been negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products. The demand for our products has been and may continue to be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect the patients’ ability or willingness to undergo elective surgeries. As a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.

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

For the quarter ended September 30, 2021, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2020 Form 10-K.

Item 4.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

Item 1A.	Risk Factors.

As of the date of this Report, there has been no material change in the risk factors described in our 2020 Form 10-K, as supplemented by the risk factor described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to our purchases of our common stock during each month in the three month period ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/2021 to 7/31/2021	10,705	$607.15	10,705	174,190
8/1/2021 to 8/31/2021	--	--	--	174,190
9/1/2021 to 9/30/2021	--	--	--	174,190
Total	10,705	$607.15	10,705	174,190

(1)

On May 21, 2015, our Board of Directors approved a stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. At September 30, 2021, we had repurchased 75,810 shares of our common stock authorized under the program approved in May 2015. Our stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

Item 6.	Exhibits.

Exhibit Index

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Award Agreement under Atrion Corporation 2021 Equity Incentive Plan
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation (Registrant)

Date: November 8, 2021	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: November 8, 2021	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer (Principal Accounting and Financial Officer)

