Form 10-K
period 2021-12-31
ATRION CORP
filed 2022-02-25
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __ to __

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant as of, June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $874,221,007 based on the $620.93 closing price reported for such date on the The Nasdaq Global Select Market.

Number of shares of Common Stock outstanding at February 14, 2022: 1,795,104

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2021

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2021

PART I

ITEM 1. BUSINESS.

General

Atrion Corporation and its subsidiaries (”we,” “our,” “us,” “Atrion,” or the “Company”) develop and manufacture products, primarily for medical applications. Our medical products are used in a number of fields including fluid delivery, cardiovascular, and ophthalmic applications.

Our fluid delivery products accounted for 47 percent of net revenues for 2021, 51 percent for 2020 and 46 percent for 2019. We have developed a wide variety of proprietary valves designed to precisely fill, hold and release controlled amounts of fluids or gasses on demand for use in various intubation, intravenous, catheter and other applications in fields such as anesthesia and oncology. We make products that deliver fluids as well as promote infection control in hospital and home healthcare environments.

Our cardiovascular products accounted for 34 percent of net revenues for 2021, 33 percent for 2020 and 35 percent for 2019. At the core of our cardiovascular products is our Myocardial Protection System, a proprietary technology that is the only open-heart surgery system that delivers to the heart essential fluids and medications, mixes critical drugs, and controls temperature, pressure, and other important variables. This system indicates improved outcomes offering an integrated, flexible set of choices during surgery without diluting the blood. In late 2020, we launched a latest generation of our system, the MPS®3, which features even greater levels of performance, safety, and flexibility. We also develop and manufacture other cardiovascular products such as cardiac surgery vacuum relief valves; silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment, and fluid dispensing; as well as products used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

Our ophthalmic products accounted for 4 percent of net revenues for 2021, 3 percent for 2020, and 5 percent for 2019. We are a leading manufacturer of specialized medical devices that disinfect contact lenses. We also manufacture a proprietary line of balloon catheters used in the treatment of nasolacrimal duct obstruction in children and adults.

Our other medical and non-medical products accounted for 15 percent of net revenues for 2021, 13 percent for 2020, and 14 percent for 2019. One of these product lines consists of instrumentation and associated disposables used to measure the activated clotting time of blood. In addition, we manufacture and sell a line of products designed for safe needle and scalpel blade containment. We are also the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture components used in inflatable survival products and structures. We also produce one-way and two-way pressure relief valves that protect sensitive electronics and other products during transport in medical and non-medical applications.

Business Strategy

Our business strategy is to provide hospitals, physicians, and other healthcare providers with the tools they need to improve the lives of the patients they serve. To do so, we provide a broad selection of products in our areas of expertise in the medical device industry. We focus on meeting customer needs with existing products and expanding current product lines. We seek to develop new products for our current customers and to develop new customers in niche markets. We reach a broad base of customers through our direct sales force, independent sales representatives, and distributors in the United States, Canada, Europe, and other countries. We have diverse product lines serving primarily the fluid delivery, cardiovascular, and ophthalmic markets, and this diversity has served us well as we encounter changing market conditions. Our manufacturing operations are conducted at three geographically separate facilities, thereby lessening the risk that that a singular event in any one location could cripple our manufacturing operations. Furthermore, all of our manufacturing activities are conducted in the United States, thus lessening the risk that offshore events could interfere with our manufacturing operations. We make significant investments in research and development, or R&D, at all three of our facilities in order to maintain and enhance our position in the medical device industry.

We have created and maintained a culture of controlling costs, and we regularly invest in modern manufacturing technologies. We have been successful in consistently generating cash from operations, thus enabling us to expand our operations. Over the past 21 years we have grown our existing businesses and, in doing do, we have succeeded in increasing revenues from $51.4 million in 2000 to $165.0 million in 2021 and increasing net income from $2.8 million in 2000 to $33.1 million in 2021. We plan to continue focusing on internal growth and are significantly expanding one of our manufacturing facilities to support that growth. During this 21-year period, we have explored various acquisition opportunities but have elected not to proceed with them, focusing instead on internal growth. However, we believe that we can continue growing internally and, at the same time, make acquisitions that will enhance our growth, and we are continuing to seek such opportunities.

Marketing

We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics, and other treatment centers. We sell our products through a sales force which consists of direct sales personnel, independent sales representatives, and distributors. Our sales managers also work closely with major customers in designing and developing products to meet customer requirements.

We offer customer service, training and education, and technical support such as field service, spare parts, maintenance, and repair for certain of our products. We periodically advertise our products in trade journals, routinely attend and participate in industry trade shows throughout the United States and internationally, and sponsor scientific symposia as a means of disseminating product information. We also have supportive literature on the benefits of our products.

Manufacturing

Our medical and non-medical products are manufactured at facilities in Florida, Alabama, and Texas. The facilities in Alabama and Florida both utilize plastic injection molding and specialized assembly as their primary manufacturing processes. Our other manufacturing processes consist of the assembly of standard and custom component parts, including the assembly of electronic components, and the testing of completed products.

We are subject to the Quality System Regulation, or QSR, of the United States Food and Drug Administration, or FDA, which requires manufacturers of medical devices to adhere to certain design testing, quality control, documentation, and other quality assurance procedures during the manufacturing process. We devote significant attention to quality assurance. Our quality assurance measures begin with the suppliers which participate in our supplier quality assurance program. These measures continue at the manufacturing level where many components are assembled in a clean room environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Most finished products are then shipped to outside processors for sterilization by radiation or ethylene oxide gas. After sterilization, the products are quarantined and tested before they are shipped to customers.

Skilled workers are required for the manufacturing of our products, and we believe that additional workers with these skills are readily available in the areas where our facilities are located.

Our medical device operations are EN ISO13485:2016 certified and are subject to FDA jurisdiction.

Research and Development

A well-targeted R&D program is an essential part of our activities, and we are currently engaged in a number of R&D projects. The objective of this program is to develop new products in our current product lines, improve current products, and develop new product lines. The Company expects to continue additional R&D in 2022 in all aspects of this program.

Sources and Availability of Raw Materials

The principal raw materials that we use in our products are resins. Our ability to operate profitably is dependent, in part, on the availability and pricing of these resins. The resins we use are derived from petroleum and natural gas, and the prices fluctuate substantially as a result of changes in petroleum and natural gas prices, demand, and the capacity of the companies that produce these resins to meet market needs. Instability in the world markets for petroleum and natural gas could adversely affect the availability and pricing of these resins.

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

Intellectual Property

Our success may depend in part on our ability to protect our intellectual property, and we rely partly on a combination of patent, copyright, trademark, and trade secret laws to protect our intellectual property interests. We own 415 patents and patent applications pending on products that are currently being sold by us or which we intend to sell in the future, 95 of which relate to fluid delivery products, 122 of which relate to cardiovascular products, 44 of which relate to ophthalmic products, and 154 of which relate to other products. We pay royalties to an outside party under a license agreement for one patent. Our patents expire at various times over the next 18 years, with patent protection for one material product expiring in August 2022. Patent protection for no other material product ends in the current decade. In assessing the importance of patents to our business and the impact of the expirations of our patents, we believe it is appropriate to take into account a number of factors, including the following: We have contractual commitments for certain products that extend beyond the expiration dates of our patents. Additionally, many of our products are components in other medical devices and the cost of those components is generally very small compared to the cost of those medical devices. As a result, the manufacturers of those medical devices and their customers would likely experience an elaborate technical and regulatory process that could add significant costs and delays to substitute alternative components and may not be cost effective, thus making it difficult for our potential competitors to replace our components in those medical devices. We manufacture our own products, and that experience has been and is expected to continue to be beneficial to us beyond the expiration of our patents. During the life of a patent, we frequently invest in automation to increase quality and reduce cost, and we allocate resources to improving and developing enhancements to our products. Our experience has been that these steps increase the likelihood that we will be able to compete effectively after our patents expire if others try to duplicate our products. We have often been able to sell our products for many years beyond their patent expirations and expect that to continue in the future. However, we recognize that our future growth depends, in part, on our success in continuing to expand our patent portfolio as older patents expire. Much of our R&D effort is aimed at developing new products that will eventually take the place of our currently-patented products. For these reasons, as well as others, we believe that no single patent expiration would have a material adverse effect on our business as a whole. We also have a number of trademark registrations that are generally for fixed but renewable terms.

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

Competition

Depending on the product and the nature of the project, we compete on the basis of our ability to provide engineering and design expertise, quality, service, product, and price. As such, successful competitors must have technical strength, responsiveness, and scale. We believe that our expertise and reputation for quality medical products have allowed us to compete favorably with respect to each such factor and to maintain long-term relationships with our customers.

In many of our markets, we compete with numerous other companies in the sale of healthcare products. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources, and larger marketing and R&D staffs and facilities than ours. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of our cardiovascular and fluid delivery competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, health maintenance organizations, and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. Furthermore, innovations in surgical techniques, product design or functions, or medical practices could have the effect of reducing or eliminating market demand for one or more of our products. In addition, our competitors may use price reductions to preserve market share in their product markets.

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

Government Regulation

Products

In the United States, medical devices are subject to comprehensive regulation by the FDA under the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations, and certain other federal and state statutes and regulations. These laws and regulations govern, among other things, the design, manufacture, storage, recordkeeping, approval, labeling, promotion, post-approval monitoring and reporting, distribution, and import and export of medical devices. All manufacturers of medical devices must register with the FDA and list all medical devices manufactured by them. The list must be updated annually. Our medical device subsidiaries and certain of our customers are subject to inspection by the FDA for compliance with such regulations and procedures and our medical device manufacturing facilities are subject to regulation by the FDA. In order for our devices to be marketed in countries outside the United States, regulatory approvals must be obtained, and extensive product and quality system regulations must be complied with, in those countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary significantly from country to country. Some countries have regulatory review processes which are substantially longer than similar processes in the United States. Failure to obtain regulatory approval in a timely manner and to meet all local requirements including language and specific safety standards in any foreign country in which we would like for our products to be sold could prevent our products from being marketed in those countries.

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDCA. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, total or partial suspension of production, injunctive actions or civil penalties, and criminal prosecutions of the company or responsible employees, officers, and directors.

The FDA promulgates rules, which are available to the public, for the approval of medical devices. The process of obtaining FDA approval for new devices can take several months to several years depending on the type of application required for a particular device. Furthermore, the process of obtaining FDA approval can be expensive and uncertain. Even if granted, FDA approval may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly regulates the promotion of approved medical devices. Product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. In addition, after a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include establishment registration and device listing with the FDA; compliance with medical device reporting regulations requiring that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and compliance with corrections and removal reporting regulations requiring that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health. The FDA and the Federal Trade Commission, or FTC, also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that scientific data substantiates the claims, and that our advertising is not false or misleading. We are permitted to promote and advertise our products solely for uses within the scope of our intended use statement in our clearances and cannot make unsupported safety and effectiveness claims. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses (i.e., uses that are not described in the approved or cleared labeling), including actions alleging that claims submitted to government healthcare programs for reimbursement of products that were promoted for off-label uses are fraudulent in violation of the Federal False Claims Act or other federal and state statutes and that the submission of those claims was caused by off-label promotion. The failure to comply with prohibitions on off-label promotion can result in significant monetary penalties, revocation or suspension of a company’s business license, suspension of sales of certain products, product recalls, civil or criminal sanctions, exclusion from participating in federal healthcare programs, or other enforcement actions. In the United States, allegations of such wrongful conduct could also result in a corporate integrity agreement with the United States government that imposes significant administrative obligations and costs. Many jurisdictions outside the United States have similar regulations.

Certain of our aviation and marine safety products are subject to regulation by the United States Coast Guard and the Federal Aviation Administration and similar organizations in foreign countries which regulate the safety of marine and aviation equipment.

Healthcare Regulations

In the United States, healthcare providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payors, principally Medicare, Medicaid, and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) were enacted. The Affordable Care Act made changes that have had a significant impact on healthcare providers, medical device and pharmaceutical companies, and insurers. The Affordable Care Act also established a payment transparency program, sometimes referred to as the Physician Payments Sunshine Act, that requires medical device and drug manufacturers, including the Company, to report to the Centers for Medicare & Medicaid Services, or CMS, payments or other transfers of value made to physicians and teaching hospitals. The program is intended to provide patients with enhanced transparency as to the financial relationships that physicians and teaching hospitals have with medical device and drug manufacturers. There have been judicial and congressional challenges to certain aspects of the Affordable Care Act, as well as efforts to modify, repeal, or otherwise invalidate all, or certain provisions, of the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act. Litigation and legislation related to the Affordable Care Act are likely to continue, with unpredictable and uncertain results. We cannot predict with certainty what affect further changes to the Affordable Care Act would have on our business. Various legislation has been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, former President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect beginning on April 1, 2013, and, due to amendments to the statute, will stay in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended from May 1, 2020 through March 31, 2022. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Efforts to shape the law significantly through legislation and regulations may continue and, if implemented, may impact the health insurance marketplaces, essential health benefits requirements, and Medicaid marketplace waivers for state flexibilities. Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would adversely affect our business, financial condition, and results of operations. Further, we anticipate that state legislatures and the private sector will continue to review and assess healthcare reform, including alternative healthcare delivery and payment systems. We cannot predict with certainty what impact the adoption or modification of any such reform measures or market forces may have on our business.

We are, directly or indirectly, subject to various federal and state laws governing our relationship with healthcare providers and pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the United States Department of Health and Human Services, or OIG, has issued a series of regulations, known as “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

The Federal False Claims Act, or FCA, imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the United States government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The United States Department of Justice, on behalf of the government, has previously alleged that the marketing and promotional practices of medical device and drug manufacturers that included the off-label promotion of products or the payment of prohibited kickbacks to doctors violated the FCA resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts, and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in other jurisdictions, broadly prohibit businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. The scope of the FCPA includes interactions with certain healthcare professionals in many countries.

We operate in parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. There is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents.

Product Liability and Insurance

The design, manufacture and marketing of products of the types we produce entail an inherent risk of product liability claims. A problem with one of our products could result in product liability claims or a recall of, or safety alert, or advisory notice relating to, the product. We have product liability insurance in amounts that we believe are adequate.

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

Human Capital

Our Employees.

As of December 31, 2021, we had 667 employees, all of whom were employed in the United States. Our highly qualified and experienced team, including employees responsible for our sales, marketing, manufacturing, regulatory, finance, and other important functions is critical to our success. During 2021, the number of employees increased by approximately 30. We also leverage temporary workers to provide flexibility for our business needs. As we grow our business over the next several years, we expect to add additional employees. We continually evaluate our business needs and opportunities and balance in house expertise and capacity with external expertise and capacity. Currently, we manufacture all of our products.

Our Culture.

The success of our human capital management is evidenced by our low employee turnover, which is regularly reviewed by our senior management as part of its oversight of our human capital strategy. We have a strong commitment to our communities and are proud to offer jobs with excellent benefits to people often overlooked by too many businesses. We pride ourselves on having a strong, inclusive, and positive culture based on our shared mission and values.

Employee Engagement and Benefits.

We believe that our continued success largely depends upon our ability to attract and retain highly qualified employees. We provide our employees with competitive salaries and bonuses, certain opportunities for equity ownership, development programs that enable continued learning and growth, and an employment package that promotes well-being across all aspects of their lives, including health care, retirement planning, and paid time off. As part of our promotion and retention efforts, we regularly conduct employee surveys to gauge employee engagement and identify areas of focus.

Diversity and Inclusion.

The tenets of diversity and inclusion have long been baked into the DNA of our Company. We have always operated our business in the United States, with a highly diverse workforce. We laud the popular focus on diversity in the boardroom—our Board had its first female director 19 years ago. Today, one of our five independent directors is a person of color, and during 2021, we added a female director, who is also Hispanic, to our Board. We believe that the focus on diversity and inclusion should be at all levels of every company. Companies that do not offer opportunities to those who are struggling are failing in this mission. Over half of our employees have at most a high school degree. We proudly employ individuals who have come from difficult circumstances that all too often have the effect of disqualifying them from being hired at many companies, and we believe that businesses that ignore them often are losing out on exceptional talent. Additionally, we do not have a mandatory retirement age, and many of our employees have tenures with us ranging from 10 to 40 years. We believe that our business benefits from the different perspectives a diverse workforce brings us.

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

ITEM 1A.  RISK FACTORS.

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Any of the risks and uncertainties described below could significantly and negatively affect our business, financial condition, or results of operations, as well as our prospects now or in the future. Additional risks and uncertainties that are not presently known to us, or risks that we currently consider immaterial, could also impair our business, financial condition, or results of operations, as well as our prospects.

Risks Relating to Our Business

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

The principal raw materials that we use in our products are polyethylene, polypropylene, and polyvinyl chloride resins. Our ability to operate profitably is dependent, in part, on the availability and pricing of these resins. The resins we use are derived from petroleum and natural gas; therefore, prices fluctuate substantially as a result of changes in petroleum and natural gas prices, demand, and the capacity of the companies that produce these products to meet market needs. Instability in the world markets for petroleum and natural gas could adversely affect the prices of these raw materials and their availability.

Our ability to maintain profitability depends, in part, upon our ability to pass through to our customers the full amount of any increases in raw material costs. If resin prices increase and we are not able to pass on the increases to our customers, our results of operations and our financial condition will be adversely affected.

We depend on third-party suppliers for raw materials and key components used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials or components could harm our business.

We rely on a limited number of suppliers for raw materials and components for certain of our products. If we experience a shortage in any of these raw materials or components, we would need to identify and qualify new supply sources, which could increase our costs, result in manufacturing delays, and cause delays in the delivery of our products. We may also experience a delay in completing validation and verification testing or sterility audits for controlled-environment rooms at our manufacturing facilities.

If any of those suppliers is unable or unwilling to provide these raw materials or produce these components or supply them in the quantities that we need, and at acceptable prices, we would experience manufacturing delays and may not be able to deliver our products on a timely or cost-effective basis to our customers, or at all, which could reduce our product sales, increase our costs, and harm our business. Although we believe that we could obtain replacement raw materials and components from alternative suppliers, we may be unable to do so. Losing any of these suppliers could cause a disruption in our production. Establishing additional or replacement suppliers for these materials may take significant time, as certain of these suppliers must be approved by regulatory authorities, which could disrupt our production. Some raw materials and components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations that could materially adversely affect our financial condition and operating results. As a result, we could experience significant delays in manufacturing and delivering our products to customers and increased manufacturing costs. We cannot assure you we can continue obtaining required materials and components that are in short supply within the time frames we require at an affordable cost, if at all. If we cannot secure on a timely basis sufficient quantities of the materials we depend on to manufacture our products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find replacement suppliers at an acceptable cost, then manufacturing our products may be disrupted, which could increase our costs, prevent or impair our development or commercialization efforts, and have a material adverse effect on our business, financial condition, and results of operations.

If our supply of components for a new or existing product continues to be delayed or constrained for any reason, including if an outsourcing partner delayed shipments of completed products to us or additional time is required to obtain sufficient quantities from the original source, or if we have to identify and obtain sufficient quantities from an alternative source, then our financial condition and operating results could be materially adversely affected. In addition, the continued availability of these components at acceptable prices, or at all, can be affected for any number of reasons, including if suppliers decide to concentrate on the production of common components or components for other customers instead of components customized to meet our requirements. Although we have entered into agreements for the supply of many components, there can be no assurance that we will be able to extend or renew these agreements on similar terms, or at all. Raw material and component suppliers may suffer from poor financial conditions that can lead to business failure for the supplier or consolidation within a particular industry, further limiting our ability to obtain sufficient quantities of raw materials or components on commercially reasonable terms. Additionally, we may be unsuccessful in our efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain raw materials or parts and redesign certain parts to make them less expensive to produce. Any of these occurrences may harm our business, financial condition, and results of operations.

The ongoing COVID-19 pandemic, or the perception of its effects, has had and could continue to have a material adverse effect on our business and results of operations.

The COVID-19 pandemic has adversely affected, and has the potential to continue adversely affecting, among other things, the economic and financial markets and labor resources of the United States and countries in which we operate; our manufacturing and supply chain operations, R & D efforts, commercial operations and sales force, administrative personnel, third-party service providers, business partners, and customers; and the demand for our products.

Restrictions and other preventative measures implemented to reduce the spread of COVID-19, including governmental orders across the globe, which, among other things, have directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, required social distancing, and ordered cessation of non-essential travel have caused, and are continuing to cause, business slowdowns or shutdowns and significant disruption in global economic and financial markets. At various times since the onset of the pandemic, we have implemented, and may need to again implement, work-from-home policies for a significant portion of our employees (except those deemed critical, including those working in our manufacturing facilities). The effects of shelter-in-place and social distancing orders, government-imposed quarantines, and work-from-home policies may further negatively impact productivity, disrupt our business, and delay our development timelines beyond the delays we have already experienced and disclosed, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Such restrictions and limitations may also further negatively impact our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic may also result in the loss of some of our key personnel, either temporarily or permanently. In addition, our sales and marketing efforts have been negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by nonessential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our marketed products. The demand for our products may also be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect patients’ ability or willingness to undergo elective surgeries. As a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.

Quarantines, shelter-in-place, social distancing, and similar government orders (or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur) related to COVID-19 or other infectious diseases are impacting personnel at our manufacturing facilities, our suppliers, and other third parties on which we rely, and are also impacting the availability or cost of materials produced by or purchased from such parties. In addition, the COVID-19 pandemic has impacted our supply chain network, and we may experience disruptions or delays in shipments of certain materials or components used in our products. We have experienced, and may continue to experience, challenges to our transportation channels and other aspects of our supply chain network, including to the cost and availability of raw materials and components due to shortages and resulting cost inflation. Any such delays or shortages may result in our inability to meet customer demand for our products and, as COVID-19 conditions improve, there may be unpredictable increases in demand for certain of our products which may pose further challenges to our supply chain and could adversely affect our business.

In addition, infections and deaths related to COVID-19 have disrupted and may continue to disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions may divert healthcare resources away from, or materially delay, FDA review and potential approval of our product candidates and new indications for our products. It is unknown how long these disruptions may continue. The disruptions caused by the COVID-19 pandemic may further negatively impact the progress of our R & D programs and delays in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates, which would increase our operating expenses and may have a material adverse effect on our operating results.

Although the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic recently caused significant disruption of global financial markets and could cause more economic disruption in the future. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the market price of our common stock.

The global COVID-19 pandemic continues to evolve as new variants emerge. The ultimate impact of this pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems, or the global economy as a whole. These effects could have a material impact on our operations.

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

In 2019, the FDA issued a caution concerning a nationwide shortage of medical devices due to issues with contract sterilizers, and reductions in sterilization capacity caused significant delays in medical device sterilization in this country’s sterilization facilities. If we do not have access to sterilization facilities that have capacity to process our products requiring sterilization, we may experience delays in, or reduction of, sales and deliveries of those products.

Political and economic conditions could materially and adversely affect our revenue and results of operations.

Our business may be affected by a number of factors that are beyond our control such as general geopolitical economic and business conditions, conditions in the financial markets, and changes in the overall demand for our products. A severe or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Uncertainty about current global political or economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news, or declines in income or asset values, which could have a material negative effect on the demand for our products. There could be additional effects on our business from these economic developments including the insolvency of key suppliers or their inability to obtain credit, the inability of our customers to pay for or obtain credit to finance purchases of our products, and increased pressure to reduce the prices of our products. Turbulence in the United States and international markets and economies could have a material adverse impact on our business, operating results, and financial condition. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business, financial condition, and results of operations.

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

Issues with product quality could have an adverse effect upon our business, subject us to regulatory actions, and cause a loss of customer confidence in us or our products.

Our success depends upon the quality and reliability of our products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving our products, and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. Although we have one quality system that covers the lifecycle of our products, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in adverse inspection reports, warning letters, product recalls, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations, or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity or a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, we have made and continue to make significant investments in assets, including inventory and property, plant, and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues and costs associated therewith may restrict us from being able to realize the expected returns from these investments and may adversely affect our business, financial condition, and results of operations.

Any losses we incur as a result of our exposure to the credit risk of our customers could harm our results of operations.

We monitor individual customer payment capability in granting credit arrangements, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. As we have grown our revenue and customer base, our exposure to credit risk has increased. Any material losses as a result of customer defaults could harm, and have an adverse effect on, our business, financial condition, and results of operations.

The success of certain of our products depends upon relationships with healthcare professionals.

The research, development, marketing, and sales of many of our new and improved products are dependent upon our maintaining working relationships with healthcare professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding our products. If we are unable to maintain our relationships with these professionals and do not continue to receive their advice and input, the development and commercialization of our products could suffer, which could have a material, adverse impact on our business, financial condition, and results of operations. At the same time, companies in the medical device industry are under continued scrutiny by the OIG and the DOJ for improper relationships with physicians.

Our success is measured in part by our ability to develop patentable products, to preserve our trade secrets, and operate without infringing or violating the proprietary rights of third parties.

Our ability to remain competitive is dependent, in part, upon our ability to protect our intellectual property rights and prevent other companies from using our intellectual property. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, and confidentiality agreements. However, these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Additionally, these measures may not prevent competitors from duplicating our products or gaining access to our proprietary information and technology. Third parties may copy all or portions of our products or otherwise use our intellectual property without authorization, and we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees, or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions, all of which could have an adverse effect on our business, financial condition, or results of operations. Others may challenge the validity of any patents issued to us, and we could encounter legal and financial difficulties in enforcing our patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render our patents less valuable or obsolete. Our patents expire at various times over the next 18 years, including one patent for a material product that expires in August 2022. Once patents expire, some customers may not continue to purchase from us, opting for competitive copies instead. In such event, our sales and profits could decline substantially. During the terms of our patents, third parties may develop similar or superior technology independently or by designing around our patents. Additionally, if we do not develop and launch new products prior to the expiration of patents or before the demand for our existing products declines, our sales and profits could be adversely affected.

We have developed technical knowledge which, although non-patentable, we consider to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into agreements with key employees prohibiting them from disclosing any of our trade secrets or other confidential information. In addition, generally these agreements also provide that inventions or discoveries relating to our business by these individuals will be assigned to us and become our sole property. We cannot ensure, however, that the enforceability of these agreements will not be challenged or that our trade secrets will not become known to, or be independently developed by, our competitors

The medical device industry is characterized by extensive intellectual property litigation, and companies in the medical device industry sometimes use intellectual property litigation to gain a competitive advantage. Intellectual property litigation, regardless of outcome, is often complex and expensive, and the outcome of this litigation is generally difficult to predict. An adverse determination in any such proceeding could subject us to significant liabilities to third parties or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to us on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We may implement new lines of business or offer new or enhanced products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business or new or enhanced products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and new or enhanced products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new or enhanced product or service. Furthermore, any new line of business or new or enhanced product or service could have a significant impact on the effectiveness of our system of internal control. Failure to successfully manage these risks in the development and implementation of new lines of business or new or enhanced products or services could have a material adverse effect on our business, financial condition, or results of operations.

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

Some of the markets in which we compete are dominated by established manufacturers that have broader product lines, greater distribution capabilities, and substantially larger marketing and R&D staffs, and facilities than we do. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of our cardiovascular and fluid delivery competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations. In addition, our competitors may use price reductions to preserve market share in their product markets.

Any major disruption or failure of our information technology systems, or our failure to successfully implement new technology effectively, could adversely affect our business and operations.

We rely on various information technology systems to manage our operations. Over the last several years, we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionalities. For example, over the next several years, we plan to continue the process of implementing a new enterprise resource planning system across the Company. These activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new or upgraded systems or of integrating new or upgraded systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new or upgraded technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

We face cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

We utilize systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including personal information. As evidenced by the numerous companies that have suffered serious data security breaches, we may be vulnerable to, and unable to anticipate or detect, data security breaches and data loss, including rapidly evolving and increasingly sophisticated cybersecurity attacks. In addition, data security breaches can also occur as a result of a breach by us or our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition to our own databases, we use third-party service providers to store, process and transmit confidential or sensitive information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a data security breach will not occur in the future either at their location or within their systems. A data security breach may expose us to a risk of loss or misuse of this information, and could result in significant costs to us, which may include, among others, fines and penalties, potential liabilities from governmental or third-party investigations, proceedings or litigation, and diversion of management attention. We could also experience delays or interruptions in our ability to function in the normal course of business, including delays in the fulfillment of customer orders or disruptions in the manufacture and shipment of products. In addition, actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

The transformation of our Enterprise Resource Planning, or ERP, software solutions and other technology systems could result in significant disruptions to our operations.

We are in the process of transforming our ERP software solutions and other complementary information technology systems, which is expected to be completed over the next two years. The implementation of these solutions and systems is highly dependent on the coordination of numerous software and system providers and internal business teams. We could experience changes in our operational processes and internal controls, which in turn could require significant capital investments and personnel changes, including recruiting and training of qualified personnel. The interdependence of these solutions and systems is key to the successful completion of the initiatives. The failure of any one solution or system could have a material impact on our business processes and information systems, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel and third-party providers implement and become familiar with new systems, increased costs, and lost revenues, which could have an adverse effect on our overall information technology infrastructure and as a result, could have an adverse impact on our business, financial condition, and results of operations.

Difficulties in implementing new or upgraded information systems or system failures could also result in significant disruptions to our business, the incurrence of unanticipated expenses, and the diversion of management’s attention from key strategic initiatives and could have a material adverse effect on our business, financial condition, and results of operations.

We are increasingly dependent on the consistent functioning of our information technology and cybersecurity systems along with our information technology dependent product portfolios. If we are exposed to any intrusions, disruptions, corruption, or destruction, or if we fail to maintain the integrity of our systems or products, or the privacy of our data, our business and our reputation could be materially adversely affected.

We are increasingly dependent on consistent functioning of our information technology and cybersecurity systems for our infrastructure and software-based products. Our information technology and cybersecurity systems have been and may continue to be subjected to viruses or other malicious codes, unauthorized access attempts, cyber- or phishing-attacks, tampering, or other security breaches. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, regulatory standards, integration of acquisitions, and the increasing need to protect patient, customer, and supplier information. In addition, the EU-wide General Data Protection Regulation imposes stringent data protection requirements and provides for significant penalties for noncompliance. Our products include technologies that support connectivity and decision support infrastructure, which could be subject to intrusion, disruption, or corruption and could impact the quality of care patients receive or the confidentiality of patient information. In addition, third parties might attempt to hack into our products or systems, in an effort to obtain proprietary information. As a result of the COVID-19 pandemic, we have faced and may continue to face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. If we fail to maintain or protect our information technology and cybersecurity systems and information technology dependent products effectively, we could lose existing customers or suppliers, have difficulty attracting new customers or suppliers, have problems that adversely impact internal controls, have difficulty preventing, detecting, and controlling fraud, have disputes with customers and suppliers, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or cyber-based attack, or suffer other adverse consequences. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches or cyber-based attacks, could have a material adverse effect on our business. We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past, and we could in the future experience similar attacks. We are continuously investing in our cybersecurity program to mature current capabilities, in addition to accelerating the implementation of new capabilities to keep pace with the changing threat landscape. To date, no cybersecurity incident or attack has had a material impact on our business, financial condition, or results of operations.

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

If we are unable to repay our indebtedness, the holder could proceed against the collateral securing that indebtedness. If the indebtedness under our existing credit agreement were to be accelerated, there can be no assurance that our assets at that time would be sufficient to repay such indebtedness in full.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities we engage in can be intense, and we may not be able to hire qualified people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

A portion of our business relies on distribution agreements and relationships with various distributors, and any adverse change in those relationships could result in a loss of revenue and harm that business.

We have strategic relationships with, and sell many of our products through, a number of distributors. To the extent that we rely on distributors, our success will depend on the efforts of others over whom we may have little or no control. Some of our distributors also sell our competitors’ products, and, if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. The success of the arrangements with these distributors depends, in part, on the continued adherence to the terms of our agreements with them. Any disruption in these arrangements may adversely affect our financial condition and results of operations. The actions of distributors in foreign countries may adversely affect our ability to market effectively our products in those countries, particularly if a distributor holds the regulatory authorization in such countries and such actions result in the suspension or revocation of such authorization. In such cases, re-establishing market access or regulatory authorization may be difficult, expensive, or time consuming. Also, we may be named as a defendant in litigation against our distributors related to sales of our products by them.

Severe weather, natural disasters, acts of war or terrorism or other external events could significantly impact our business.

We currently conduct all our development, manufacturing and management at three locations. Severe weather, natural disasters, public health crises, including the occurrence of a contagious disease or illness such as a novel coronavirus, acts of war or terrorism, and other adverse external events at any one or more of these locations could have a significant impact on our ability to conduct business. We have the ability to transfer the production of certain products from a facility affected by such events, but doing so would be expensive. Our disaster recovery policies and procedures may not be effective and the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. The insurance we maintain may not be adequate to cover our losses.

We may lose revenues, market share, and profits due to exchange rate fluctuations related to our international business.

Fluctuations in exchange rates may affect the prices that our international customers are willing to pay and may put us at a price disadvantage compared to our competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations. Because payments from our international customers are received primarily in United States dollars, increases in the value of the United States dollar relative to foreign currencies could make our products less competitive or less affordable, and therefore adversely affect our sales in international markets.

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

Any of the above risks, should they occur, could materially adversely affect our business, financial condition, and results of operations, including the inability to recover our investment or cause a write down or write off of such investment, associated goodwill, or assets.

If we make divestitures, we could encounter difficulties that harm our business.

We may sell a business or product line. Any divestiture may result in significant write-offs, which could have a material adverse effect on our business, financial condition, or results of operations. Divestitures could also involve additional risks, including difficulties in separation of operations, services, and personnel, the diversion of management’s attention from other operations, and the potential loss of key personnel.

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

We are subject to various federal, state, and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and healthcare programs outside the United States. These laws and regulations are wide ranging and subject to changing interpretations and applications, which could restrict our sales or marketing practices. A violation of these laws could have a material adverse effect on our business, financial condition, and results of operations.

We and our suppliers may not meet regulatory quality standards applicable to our manufacturing processes, which could have an adverse effect on our business, financial condition, and results of operations.

As a medical device manufacturer, we must register with the FDA and non-U.S. regulatory agencies, and we are subject to periodic inspection by the FDA and foreign regulatory agencies for compliance with certain good manufacturing practices, including design controls, product validation and verification, in process testing, quality control, and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA and foreign regulatory agencies. Some of our suppliers are also required to meet certain standards applicable to their manufacturing processes.

We cannot assure you that we or our suppliers comply or can continue to comply with all regulatory requirements. A failure by us or one of our suppliers to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, with a supplier, until a new supplier has been identified and evaluated. Our or any of our suppliers’ failure to comply with applicable regulations could cause sanctions to be imposed on us, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension, or withdrawal of approvals or clearances, license revocation, seizures or recalls of products, operating restrictions, and criminal prosecutions, which could harm our business. We cannot assure you that if we need to engage new suppliers to satisfy our business requirements we will be able to locate new suppliers in compliance with regulatory requirements at a reasonable cost and in an acceptable timeframe. Our failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

We will be unable to sell our products if we fail to comply with governmental regulations.

To manufacture our products commercially, we must comply with governmental regulations that govern design controls, quality systems, and documentation policies and procedures, including continued compliance with QSR. The FDA and equivalent foreign governmental authorities periodically inspect our manufacturing facilities and the manufacturing facilities of our Original Equipment Manufacturer, or OEM, medical device customers. If we or our OEM medical device customers fail to comply with these manufacturing regulations, including meeting reporting obligations to the FDA, or fail any FDA inspections, marketing or distribution of our products may be prevented or delayed, which would negatively impact our business.

Our products are subject to product recalls even after receiving regulatory clearance or approval, and any such recalls would negatively affect our financial performance and could harm our reputation.

Any of our products may be found to have significant deficiencies or defects in design or manufacture. The FDA and similar governmental authorities in other countries have the authority to require the recall of any such defective products. A government-mandated or voluntary recall could occur as a result of component failures, manufacturing errors, or design defects. We do not maintain insurance to cover losses incurred as a result of product recalls. Any product recall would divert managerial and financial resources and negatively affect our financial performance and could harm our reputation with customers and end-users.

We may not receive regulatory approvals for new product candidates or for modifications of existing products or approvals may be delayed.

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture, and marketing of our proposed products and in our ongoing research and product development activities. Any failure to receive the regulatory approvals necessary to commercialize our product candidates, or the subsequent withdrawal of any such approvals, would harm our business. Additionally, modification of our existing products may require regulatory approval. The process of obtaining these approvals and the subsequent compliance with federal and state statutes and regulations require spending substantial time and financial resources. If we fail to obtain or maintain, or encounter delays in obtaining or maintaining, regulatory approvals, the marketing of any products we develop or modify, our ability to receive product revenues, and our liquidity and capital resources could be adversely affected.

We sell many of our products to healthcare providers that rely on Medicare, Medicaid, and private health insurance plans to reimburse the costs associated with the procedures performed using our products and these third-party payors may deny reimbursement for use of our products.

We are dependent, in part, upon the ability of healthcare providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which our products are used. Third-party payors may deny reimbursement if they determine that a prescribed product has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary, or inappropriate. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or adverse changes in government or private third-party payors’ policies toward reimbursement for procedures utilizing our products, could have a material adverse effect on our business, financial condition, and results of operations. Major third-party payors for medical services in the United States and other countries continue to try to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to charges for services performed. Further implementation of legislative or administrative reforms to the United States or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our products or denies coverage for such procedures may result in hospitals or physicians substituting lower cost products or other therapies for our products which, in turn, would have an adverse effect on our business, financial condition, and results of operations. Additionally, uncertainty about whether and how changes may be implemented could also have a negative impact on the demand for our products.

Changes in healthcare legislation and policy may have a material adverse effect on our business, financial condition, and results of operations.

A number of legislative initiatives to contain healthcare costs have been and continue to be introduced in the United States. In March 2010, the Affordable Care Act was enacted, which made changes that have impacted and are expected to significantly impact the pharmaceutical and medical device industries. Among other things, the Affordable Care Act contains a number of provisions designed to generate the revenues necessary to fund health insurance coverage expansions. The Affordable Care Act also implemented a number of Medicare payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models, and appropriated funding for comparative effectiveness research. The expansion in the government’s role in the United States healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and reduced medical procedure volumes, all of which may have a material adverse impact on our business, financial condition, and results of operations.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which will remain in effect through 2027 unless additional Congressional action is taken. It is unclear what impact new quality and payment programs may have on our business, financial condition, and results of operations. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints and discounts, and require marketing cost disclosure and transparency measures. We believe that additional state and federal health care reform measures will be adopted in the future that could have a material adverse effect on our industry generally and on our customers. Any changes in, or uncertainty with respect to, future reimbursement rates could impact our customers’ demand for our products, which in turn could have a material adverse effect on our business, financial condition, and results of operations. Further, the federal, state, and local governments, Medicare, Medicaid, managed care organizations, and foreign governments have in the past considered, are currently considering, and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. Future significant changes in the healthcare systems in the United States or other countries, including changes intended to reduce expenditures along with uncertainty about whether and how changes may be implemented, may have a material adverse impact on our business, financial condition, and results of operations.

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

Unfavorable outcomes related to uncertain tax positions could result in significant tax liabilities.

We have recorded tax benefits related to various uncertain tax positions taken or expected to be taken in a tax return. Although we believe our positions are appropriate, the United States Internal Revenue Service, or IRS, or state tax authorities could disagree with our positions, which could result in significant tax liabilities.

The regulatory environment surrounding information security and privacy is increasingly demanding.

The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act, and state laws relating to privacy and data security. Several foreign countries and governmental bodies, including the European Union, also have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and, in some jurisdictions, internet protocol addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the European Union, the General Data Protection Regulation, which became effective in May 2018 and replaced the 1995 European Union Data Protection Directive and superseded applicable European Union member state legislation, imposes significant new requirements on how companies collect, process, and transfer personal data, as well as significant fines for noncompliance. Any failure or perceived failure by us to comply with laws, regulations, policies, or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Our sales and operations are subject to the risks of doing business internationally.

A substantial portion of our sales occur outside the United States, and we are increasing our presence in international markets. Sales outside the United States subject us to many risks, such as:

•	economic or political instability, natural disasters, public health crises, including the occurrence of a contagious disease or illness such as a novel coronavirus, war, and terrorism that disrupt foreign healthcare payment systems or businesses;
•	the imposition of governmental controls;
•	less favorable intellectual property or other applicable laws;
•	protectionist laws and business practices that favor local competitors;
•	the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;
•	changes in trade policies, tariffs, and tax laws;
•	receivables may be more difficult to collect; and
•	longer payment cycles.

Our operations and marketing practices are also subject to regulation and scrutiny by the governments of the other countries in which we operate. In addition, the FCPA prohibits United States companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In certain countries, the healthcare professionals we regularly interact with may meet the definition of a foreign official for purposes of the FCPA. If we are found to be liable for FCPA or other violations (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, including contract cancellations or debarment and loss of reputation, any of which could have a material adverse impact on our business, financial condition, and results of operations.

Additionally, we are subject to other United States laws in our international operations. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and the imposition of civil or criminal sanctions.

Governmental export or import controls could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Our products may be subject to United States export controls. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, United States. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by United States sanctions. If we fail to comply with export and import regulations and such economic sanctions, we may be fined, or other penalties could be imposed, including a denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely materially and adversely affect our business, financial condition, and results of operations.

Changes in trade policies among the United States and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade could have a material adverse effect on our business, financial condition, and results of operations.

The United States has imposed or proposed new or higher tariffs on certain products exported by a number of United States trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade.

Tariffs on our customers’ products may adversely affect our gross profit margins in the future due to the potential for increased pressure on our selling prices by customers seeking to offset the impact of tariffs on their own products. We believe that increases in tariffs on imported goods or the failure to resolve current international trade disputes could have a material adverse effect on our business, financial condition, and results of operations.

Climate Change Risks

Climate change, or legal, regulatory, or market measures to address climate change, could adversely affect our business, financial condition, and results of operations.

The long-term effects of climate change are difficult to predict and may be widespread. The impacts of climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes), shifts in market trends (such as customers putting an increased priority on purchasing products that are sustainably made), and other material effects. Such impacts may disrupt our supply chain and operations by adversely affecting our ability to procure goods or services required for the operation of our business due to impairment of the availability and cost of certain products, materials, commodities, and energy.

In addition, the increasing concern over climate change has resulted, and may continue to result, in more regional, national, and global legal and regulatory requirements relating to climate change, including regulating greenhouse gas emissions, alternative energy policies, and sustainability initiatives. If legislation or regulations are enacted or promulgated in the United States or in any other jurisdictions in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we may experience disruptions in, or increases in the costs associated with, sourcing, manufacturing, and distributing our products, which may adversely affect our business, financial condition, and results of operations. Any such regulatory changes could have a significant effect on our operating and financial decisions, including those involving capital expenditures to reduce emissions and comply with other regulatory requirements.

Risks Related to Our Stock

We may experience fluctuations in our quarterly operating results.

We have historically experienced, and may continue to experience, fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control and may result in volatility of our stock price. Future operating results will depend on many factors, including:

•	demand for our products;
•	pricing decisions, and those of our competitors, including decisions to increase or decrease prices;
•	regulatory approvals for our products;
•	timing and levels of spending for R&D, sales, and marketing;
•	timing and market acceptance of new product introductions by us or our competitors;
•	development or expansion of business infrastructure in new clinical and geographic markets;
•	tax rates in the jurisdictions in which we operate;
•	supply chain delays or interruptions;
•	customer credit holds;
•	timing and recognition of certain R&D milestones and license fees; and
•	ability to control our costs;

Our stock price has been and may continue to be volatile.

Stock price volatility may make it more difficult for our stockholders to sell their common stock when they want to and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;
•	recommendations by securities analysts;
•	operating and stock price performance of other companies that investors deem comparable to the Company;
•	perceptions in the marketplace regarding the Company and our competitors;
•	new technology used, or services offered, by competitors;
•	trading by funds with high-turnover practices or strategies;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving the Company or our competitors;
•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	our stock repurchase program;
•	changes in government regulations; and
•	economic or political instability, natural disasters, public health crises, acts or threats of terrorism or military conflicts.

Additionally, our public float is small which can result in large fluctuations in stock price during periods with increased selling or buying activity. General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our stock price to decrease regardless of operating results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own three facilities comprising approximately 398,000 square feet, and the 139 acres on which they are situated, in Texas, Alabama, and Florida. Administrative, engineering, manufacturing, and warehouse operations are conducted at each facility, and our corporate headquarters are located at our Texas facility.

ITEM 3. LEGAL PROCEEDINGS.

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Information about our Executive Officers

Name	Age	Title
Emile A Battat	83	Chairman of the Board of the Company and Chairman of the Board of Halkey-Roberts Corporation, or Halkey-Roberts, one of our subsidiaries

David A. Battat	52	President and Chief Executive Officer of the Company, President of Halkey-Roberts and Chairman of the Board of all other subsidiaries

Jeffery Strickland	63	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Messrs. David Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. Emile Battat currently serves as an officer of the Company. The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. The next meetings of the stockholders of the Company and our subsidiaries are expected to be held in May 2022, and the Boards of Directors of the Company and our subsidiaries are expected to meet promptly thereafter. Accordingly, the terms of office of the current officers of the Company and our subsidiaries are anticipated to expire in May 2022.

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

Mr. David Battat has been President and Chief Executive Officer of the Company and Chairman of the Board of all subsidiaries with the exception of Halkey-Roberts, Atrion Leasing Company, LLC, and AlaTenn Pipeline Company, LLC, since May 2011. He has been President of Halkey-Roberts since January 2006. He also serves as President of Atrion Leasing Company, LLC and AlaTenn Pipeline Company, LLC. He served as the Company’s President and Chief Operating Officer from May 2007 until May 2011 and from February 2005 until December 2005 he served as Vice President - Business Development and General Counsel at Halkey-Roberts.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on The Nasdaq Global Select Market (Symbol ATRI). As of February 10, 2022, we had 99 record holders, and approximately 12,316 beneficial owners, of our common stock. We are currently paying quarterly cash dividends on our common stock and expect to continue paying quarterly cash dividends in the future.

During the year ended December 31, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933, and during the fourth quarter of 2021 we did not repurchase any of our common stock.

The stock performance graph set forth in our 2021 Annual Report to Stockholders is incorporated by reference herein and is included in Exhibit 13.1 to this Form 10-K. However, the stock performance graph is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934. In addition, the stock performance graph shall not be deemed incorporated by reference by any statement that incorporates this Form 10-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics, and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmic markets. Our other medical and non-medical products include valves and inflation devices used in marine and aviation safety products. In 2021, approximately 41 percent of our sales were outside the United States.

Our products are used in a wide variety of applications by numerous customers. We encounter competition in all of our markets and compete primarily on the basis of product quality, price, engineering, customer service, and delivery time.

Our business strategy is to provide hospitals, physicians, and other healthcare providers with the tools they need to improve the lives of the patients they serve. To do so, we provide a broad selection of products in the areas of our expertise. We have diverse product lines serving primarily the fluid delivery, cardiovascular, and ophthalmic markets, and this diversity has served us well as we encounter changing market conditions. R&D efforts are focused on improving current products and developing highly-engineered products that meet customer needs and serve niche markets with meaningful sales potential. Proposed new products may be subject to regulatory clearance or approval prior to commercialization and the time period for introducing a new product to the marketplace can be unpredictable. We also focus on controlling costs by investing in modern manufacturing technologies and controlling purchasing processes. We have been successful in consistently generating cash from operations and have used that cash to reduce or eliminate indebtedness, fund capital expenditures, make investments, repurchase stock, and pay dividends.

Our strategic objective is to further enhance our position in our served markets by:

•	Focusing on customer needs;
•	Expanding existing product lines and developing new products;
•	Maintaining a culture of controlling cost; and
•	Preserving and fostering a collaborative, entrepreneurial management structure.

For the year ended December 31, 2021, we reported revenues of $165.0 million, operating income of $36.0 million and net income of $33.1 million.

Results of Operations

Our net income was $33.1 million, or $18.22 per basic and $18.18 per diluted share, in 2021 compared to $32.1 million, or $17.49 per basic and $17.44 per diluted share in 2020. Revenues were $165.0 million in 2021 compared with $147.6 million in 2020.

Annual revenues by product line were as follows (in thousands):

	2021	2020

Fluid Delivery	$77,753	$75,228
Cardiovascular	56,919	48,524
Ophthalmology	6,332	4,700
Other	24,005	19,139
Total	$165,009	$147,591

Consolidated revenues of $165.0 million in 2021 were 12 percent higher than revenues in 2020. The increase was primarily related to higher volumes in 2021. All major product lines saw increases in revenue compared to 2020.

Our cost of goods sold was $95.6 million in 2021 compared with $81.4 million in 2020. The increase in 2021 is primarily due to higher sales volumes, but was also impacted by increased costs for labor and materials during 2021.

Gross profit in 2021 was $69.4 million compared with $66.2 million in 2020. Our gross profit was 42 percent of revenues in 2021 compared with 45 percent of revenues in 2020. The decrease in gross profit percentage in 2021 from 2020 was primarily related to an unfavorable product sales mix in 2021. Also impacting the gross profit percentage in 2021 was the increased cost of labor and materials over 2020.

Operating expenses were $33.3 million in 2021 and $30.5 million in 2020. R&D expenses were about even with 2020. R&D expenses consist primarily of salaries and other related expenses of our R&D personnel as well as costs associated with regulatory matters. In 2021, selling expenses increased $541 thousand compared with 2020 primarily as a result of increased travel due to restrictions being lifted as well as increased commissions as a result of increased product sales volume. Selling expenses consist primarily of salaries, commissions, and other related expenses for sales and marketing personnel, marketing, advertising, and promotional expenses. General and Administrative, or G&A, expenses increased $2.267 million in 2021 as compared to 2020 primarily as a result of higher computer hardware and software costs and increased salaries. G&A expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees.

Our operating income for 2021 was $36.0 million compared with $35.7 million in 2020. Operating income was 22 percent of revenues in 2021 and 24 percent of revenues in 2020.

Interest and Dividend income for 2021 was $0.8 million compared with $1.4 million in 2020. The decline in interest and dividend income was largely due to lower interest rates in the 2021 period as compared to the 2020 period.

Other Investment Income was $1.5 million in 2021 compared to $1.4 million in 2020. The improvement from 2020 to 2021 was primarily related to higher unrealized gains on equity investments as a result of an increase in the market value of the investments.

Income tax expense in 2021 totaled $5.4 million compared with $6.4 million in 2020. The effective tax rates were 14.0 percent in 2021 and 16.5 percent in 2020. The lower effective tax rate in 2021 was primarily related to increased tax benefits booked for sales outside the United States under the FDII deduction. We expect our effective tax rate for 2022 to be approximately 17 percent.

For information on the Company’s results of operations for the fiscal year ended December 31, 2019 and a comparison of that information to that for the year ended December 31, 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on March 1, 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had a $75.0 million revolving credit facility with a money-center bank pursuant to which the lender is obligated to make advances until February 28, 2024. The credit facility is secured by substantially all of our inventories, equipment, and accounts receivable. The interest rate on borrowings under this credit facility, if drawn, is indexed to the 30-day, 60-day, or 90-day LIBOR, as selected by us. We had no outstanding borrowings under the credit facility at December 31, 2021 or December 31, 2020. Our ability to borrow funds under the credit facility is contingent upon meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation, and amortization. At December 31, 2021, we were in compliance with all of these covenants.

At December 31, 2021, we had a total of $80.7 million in cash and cash equivalents, short-term investments, and long-term investments, a decrease of $7.2 million from December 31, 2020. The principal contributor to this decrease was purchases of our stock in the open market totaling $17.0 million in 2021.

Cash flows provided by operations of $38.8 million in 2021 were primarily comprised of net income plus the net effect of non-cash expenses. At December 31, 2021, we had working capital of $123.2 million, including $32.3 million in cash and cash equivalents and $29.1 million in short-term investments. The $24.5 million increase in working capital during 2021 was primarily related to an increase in cash and cash equivalents and short-term investments. Working capital items consisted primarily of cash, accounts receivable, short-term investments, inventories, and other current assets minus accounts payable and other current liabilities.

Capital expenditures for property, plant, and equipment totaled $15.8 million in 2021, compared with $21.9 million in 2020. These expenditures were primarily for machinery and equipment. Purchases of investments totaled $23.2 million in 2021, compared to $45.8 million in 2020. Proceeds from maturities of investments totaled $40.2 million in 2021 and $35.9 million in 2020. We expect 2022 capital expenditures for machinery and equipment to be consistent with total average capital expenditure amounts expended during each of the past two years. Additionally, in late 2021, we began the expansion of one of our facilities. We expect this to cost $25.0 million and complete in the first half of 2023.

We paid cash dividends totaling $13.4 million in 2021 and $12.1 in 2020. We expect to fund future dividend payments with cash flows from operations. We purchased $17.0 million of treasury stock during 2021 and $18.8 million during 2020.

Our current contractual obligations are normal for our line of business and mainly consist of purchase orders for raw materials. These obligations will be funded through funds generated through operations and require no additional funding. We have initiated the expansion of one of our facilities which will require funds in an amount estimated at $25.0 million. We believe this expansion is required to support our anticipated increases in capacity in the coming years. We believe our cash, cash equivalents, short-term and long-term investments, cash flows from operations, and available borrowings of up to $75.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe our strong financial position would allow us to access equity or debt financing should that be necessary.

COVID-19 Impact

The COVID-19 pandemic has resulted in travel and other restrictions to reduce the spread of the disease, including governmental orders across the globe, which, among other things, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, maintain social distancing, and order cessation of non-essential travel. As a result of these developments, we implemented work-from-home policies for certain of our employees. In addition, many of our customers implemented and are continuing similar measures in their facilities, which have delayed, and may continue to delay, the timing of some orders and deliveries. The effects of shelter-in-place and social distancing orders, government-imposed quarantines, and work-from-home policies may continue negatively impacting productivity and supply chains, disrupting our business, and delaying our development timelines beyond the delays we have already experienced and disclosed, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Such restrictions and limitations may also continue negatively impacting our access to regulatory authorities (which are affected, among other things, by applicable travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections); our ability to perform regularly scheduled quality checks and maintenance; and our ability to obtain services from third-party specialty vendors and other providers or to access their expertise as fully and timely as needed. The COVID-19 pandemic has resulted and may continue resulting in the loss of some of our key personnel, either temporarily or permanently. In addition, our sales and marketing efforts have been negatively impacted and may be further negatively impacted by postponement or cancellation of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics to the extent such measures slow down adoption or further commercialization of our products. The demand for our products has been and may continue to be adversely impacted by the restrictions and limitations adopted in response to the COVID-19 pandemic, particularly to the extent they affect patients' ability or willingness to undergo elective surgeries. As a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, financial condition, and results of operations.

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

Impact of Inflation

We experience the effects of inflation primarily in the prices we pay for labor, materials and services. Over the last three years, we have experienced the effects of inflation in these costs, and in the last 12 months have seen this increase significantly. At times, we have been able to offset a portion of these increased costs by increasing the sales prices of our products. However, competitive pressures have not allowed for full recovery of these cost increases.

New Accounting Pronouncements

From time to time new accounting pronouncements applicable to us are issued by the Financial Accounting Standards Board (FASB), or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In the preparation of these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We believe the following discussion addresses our most significant accounting policies and estimates, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions.

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

During 2021, 2020 and 2019, none of our significant accounting estimates required material adjustments.

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

Market Risk and Credit Risk

Our cash deposits are held in accounts with financial institutions that we believe are creditworthy. Certain of these accounts at times may exceed federally-insured limits. We have not experienced any credit losses in those accounts and do not believe we are exposed to any significant credit risk on these funds.

We have investments in money market funds, bonds, and commercial paper. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer, and otherwise. These securities have a higher degree of, and a greater exposure to, credit or default risk and may be less liquid in times of economic weakness or market disruptions as compared with cash deposits. We have also invested a portion of our available funds in equity securities and mutual funds. The value of these securities fluctuates due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline and may negatively impact our financial condition.

Forward-looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Form 10-K that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for 2022, our 2022 capital expenditures, the costs of expanding one of our facilities, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, the impact on our consolidated financial statement of recently issued accounting standards when we adopt those standards, and the effect that the COVID-19 pandemic may have on our business and operations. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that the COVID-19 pandemic continues to lead to material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus continues to disrupt local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Form 10-K are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Atrion Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2022 expressed an unqualified opinion.

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

Dallas, Texas

February 25, 2022

ATRION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2021, 2020, and 2019

	2021	2020	2019
	(In thousands, except per share amounts)

Revenues	$165,009	$147,591	$155,066
Cost of Goods Sold	95,637	81,428	84,378
Gross Profit	69,372	66,163	70,688

Operating Expenses:
Selling	8,061	7,520	8,813
General and administrative	19,597	17,330	16,308
Research and development	5,672	5,645	5,038
	33,330	30,495	30,159

Operating Income	36,042	35,668	40,529

Interest and Dividend Income	843	1,444	2,487
Other Investment Income (Loss)	1,477	1,355	152
Other Income	67	--	--
Income before Provision for Income Taxes	38,429	38,467	43,168

Provision for Income Taxes	(5,374)	(6,352)	(6,407)

Net Income	$33,055	$32,115	$36,761

Net Income Per Basic Share	$18.22	$17.49	$19.82

Weighted Average Basic Shares Outstanding	1,814	1,836	1,855

Net Income Per Diluted Share	$18.18	$17.44	$19.73

Weighted Average Diluted Shares Outstanding	1,818	1,841	1,863

Dividends Per Common Share	$7.40	$6.60	$5.80

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

Assets:	2021	2020
	(In thousands)

Current Assets:
Cash and cash equivalents	$32,264	$22,450
Short-term investments	29,059	19,258
Accounts receivable, net of allowance for doubtful accounts of $69 and $41 in 2021 and 2020, respectively	21,023	16,445
Inventories	50,778	50,298
Prepaid expenses and other current assets	3,447	3,868
Total Current Assets	136,571	112,319

Long-term investments	19,423	46,207

Property, Plant and Equipment	233,217	218,912
Less: accumulated depreciation	135,245	123,977
	97,972	94,935

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $12,538 and $12,419 in 2021 and 2020, respectively	1,302	1,421
Goodwill	9,730	9,730
Other	2,266	2,278
	13,298	13,429

Total Assets	$267,264	$266,890

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders’ Equity:	2021	2020
	(In thousands)

Current Liabilities:
Accounts payable	$7,146	$6,635
Accrued liabilities	5,930	6,565
Accrued income and other taxes	270	436
Total Current Liabilities	13,346	13,636

Line of credit	-	-

Other Liabilities and Deferred Credits:
Deferred income taxes	7,082	10,768
Other	2,540	2,044
	9,622	12,812

Total Liabilities	22,968	26,448

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	61,174	53,527
Retained earnings	357,324	337,700
Treasury shares, 1,619 shares in 2021 and 1,594 shares in 2020, at cost	(174,544)	(151,127)
Total Stockholders’ Equity	244,296	240,442

Total Liabilities and Stockholders’ Equity	$267,264	$266,890

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(In thousands)
Cash Flows From Operating Activities:
Net income	$33,055	$32,115	$36,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,885	11,652	10,853
Deferred income taxes	(3,686)	2,282	1,809
Stock-based compensation	2,312	1,731	1,682
Net change in unrealized gains and losses on investments	(1,472)	(1,093)	(135)
Net change in accrued interest, premiums, and discounts on investments	632	112	(281)
Other	22	21	(6)
	43,748	46,820	50,683
Changes in operating assets and liabilities:
Accounts receivable	(4,579)	2,438	(1,872)
Inventories	(480)	(8,205)	(8,521)
Prepaid expenses and other current assets	423	(1,323)	697
Other non-current assets	11	(275)	(425)
Accounts payable and accrued liabilities	(656)	2,095	1,254
Accrued income and other taxes	(165)	17	(200)
Other non-current liabilities	496	(2,347)	849
	38,798	39,220	42,465

Cash Flows From Investing Activities:
Property, plant and equipment additions	(15,828)	(21,886)	(20,446)
Purchase of investments	(23,158)	(45,768)	(83,721)
Proceeds from sale of investments	793	899	--
Proceeds from maturities of investments	40,189	35,923	59,331
	1,996	(30,832)	(44,836)

Cash Flows From Financing Activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(585)	(55)	(579)
Purchase of treasury stock	(16,988)	(18,831)	--
Dividends paid	(13,407)	(12,100)	(10,755)
	(30,980)	(30,986)	(11,334)

Net change in cash and cash equivalents	9,814	(22,598)	(13,705)

Cash and cash equivalents, beginning of year	22,450	45,048	58,753
Cash and cash equivalents, end of year	$32,264	$22,450	$45,048

Cash paid for:
Income taxes, net of refunds	$7,744	$5,565	$4,178
Non-cash financing activities:
Non-cash effect of stock option exercises	$6,012	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the year ended December 31, 2021, 2020, and 2019

(in thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
Balances, December 31, 2018	1,853	$342	1,567	$(131,727)	$50,391	$0	$291,761	$210,767
Net income							36,761	36,761
Stock-based compensation transactions	3		(3)	46	1,652			1,698
Shares surrendered in stock transactions	(1)		1	(579)				(579)
Dividends							(10,777)	(10,777)
Balances, December 31, 2019	1,855	$342	1,565	$(132,260)	$52,043	$0	$317,745	$237,870
Cumulative change in accounting principle							(36)	(36)
Adjusted Balance at January 1, 2020	1,855	$342	1,565	$(132,260)	$52,043	$0	$317,709	$237,834
Net income							32,115	32,115
Stock-based compensation transactions				19	1,484			1,503
Shares surrendered in stock transactions				(55)				(55)
Purchase of treasury stock	(29)		29	(18,831)				(18,831)
Dividends							(12,124)	(12,124)
Balances, December 31, 2020	1,826	$342	1,594	$(151,127)	$53,527	$0	$337,700	$240,442
Net income							33,055	33,055
Stock-based compensation transactions	4		(4)	(5,844)	7,647			1,803
Shares surrendered in stock transactions	(1)		1	(585)				(585)
Purchase of treasury stock	(28)		28	(16,988)				(16,988)
Dividends							(13,431)	(13,431)
Balances, December 31, 2021	1,801	$342	1,619	$(174,544)	$61,174	$0	$357,324	$244,296

The accompanying notes are an integral part of these consolidated financial statements.

(1) Summary of Significant Accounting Policies

Atrion Corporation and its subsidiaries (“we,” “our,” “us,” “Atrion,” or the “Company”) develop and manufacture products primarily for medical applications. We market our products throughout the United States and internationally. Our customers include physicians, hospitals, distributors, and other manufacturers. Atrion Corporation’s principal subsidiaries through which these operations are conducted are Atrion Medical Products, Inc., Halkey-Roberts Corporation, and Quest Medical, Inc.

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

Cash and Cash Equivalents and Investments

Cash and cash equivalents include cash on hand and cash deposits in the bank as well as money market funds and debt securities with maturities at the time of purchase of 90 days or less. Cash deposits in the bank include amounts in operating accounts, savings accounts, and money market accounts.

Our investments consist of corporate and government bonds, commercial paper, mutual funds, and equity securities. We classify our investment securities in one of three categories: held-to-maturity, available-for-sale, or trading. Securities that we have the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities.

We report our available-for-sale and trading securities at fair value with changes in fair value recognized in other investment income (loss) in the Consolidated Statement of Income

We consider as current assets those investments which will mature in the next 12 months including interest receivable on long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities which we intend to hold longer than 12 months. We periodically evaluate our investments for impairment.

The components of the Company’s cash and cash equivalents and our short and long-term investments as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents:
Cash deposits	$2,388	$16,628
Money market funds	29,876	4,822
Commercial paper	-	1,000
Total cash and cash equivalents	$32,264	$22,450
Short-term investments:
Bonds (held-to-maturity)	$26,831	$14,101
Commercial paper (held-to-maturity)	2,248	5,178
Allowance for credit losses	(20)	(21)
Total short-term investments	$29,059	$19,258
Long-term investments:
Bonds (held-to-maturity)	$13,405	$41,619
Equity securities (available for sale)	5,468	4,077
Mutual funds (available for sale)	559	563
Allowance for credit losses	(9)	(52)
Total long-term investments	$19,423	$46,207
Total cash, cash equivalents and short and long-term investments	$80,746	$87,915

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

Inventories

Inventories are stated at the lower of cost (including materials, direct labor, and applicable overhead) or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2021	2020
Raw materials	$23,733	$20,308
Work in process	9,571	11,339
Finished goods	17,474	18,651
Total inventories	$50,778	$50,298

Accounts Payable

We reflect disbursements as trade accounts payable until such time as payments are presented to our bank for payment. Disbursements totaling approximately $1.989 million at December 31, 2021 and $1.434 million at December 31, 2020, had not been presented for payment to our bank.

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

ASC 740 also requires the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the provision for income taxes unless it is more-likely-than-not of being sustained.

Any uncertain tax positions are recorded within “Other non-current liabilities” in the accompanying consolidated balance sheets. We classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision.

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

We made quarterly payments in excess of federal and state income taxes due of approximately $345 thousand during the year ended December 31, 2021 and $1.525 million during the year ended December 31, 2020. These amounts were recorded in prepaid expenses and other current assets on our consolidated balance sheets.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Additions and improvements are capitalized, including all material, labor, and engineering costs to design, install, or improve the asset. Expenditures for repairs and maintenance are charged to expense as incurred. The following table represents a summary of property, plant, and equipment at original cost (in thousands):

	December 31,		Useful
	2021	2020	Lives
Land	$5,511	$5,511	—
Buildings	35,303	35,114	30-40 yrs.
Machinery and equipment	192,403	178,287	3-15 yrs.
Total property, plant and equipment	$233,217	$218,912

Depreciation expense was $12.767 million in 2021, $11.533 million in 2020, and $10.733 million in 2019. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

Patents and Licenses

Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from seven to 20 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired. Annual impairment testing for goodwill is performed in the fourth quarter of each year using a qualitative assessment on goodwill impairment to determine whether it is more likely than not that the carrying value of our reporting units exceeds their fair value. If necessary, a two-step goodwill impairment analysis is performed. Goodwill is also reviewed whenever events or changes in circumstances indicate a change in value may have occurred. We have identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products, Inc., (2) Halkey-Roberts Corporation, and (3) Quest Medical, Inc. The total carrying amount of goodwill in each of the years ended December 31, 2021 and 2020 was $9.730 million. Our evaluation of goodwill during each year resulted in no impairment losses.

Current Accrued Liabilities

The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2021	2020
Accrued payroll and related expenses	$4,988	$5,588
Accrued vacation	387	344
Other accrued liabilities	555	633
Total accrued liabilities	$5,930	$6,565

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

We believe that our medical device business will benefit in the long term from an aging world population along with an increase in life expectancy. In the near term, however, demand for our products fluctuates based on our customers’ requirements which are driven in large part by their customers’ or patients’ needs for medical care which does not always follow broad economic trends. This affects the nature, amount, timing, and uncertainty of our revenue. Also, changes in the value of the United States dollar relative to foreign currencies could make our products more or less affordable and therefore affect our sales in international markets.

A summary of revenues by geographic area, based on shipping destination, for 2021, 2020, and 2019 is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
United States	$96,925	$85,682	$98,496
China	9,113	6,088	5,858
Germany	8,593	9,712	7,996
Other countries less than 5% of revenues	50,378	46,109	42,716
Total	$165,009	$147,591	$155,066

A summary of revenues by product line for 2021, 2020 and 2019 is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019

Fluid Delivery	$77,753	$75,228	$72,117
Cardiovascular	56,919	48,524	54,799
Ophthalmology	6,332	4,700	7,124
Other	24,005	19,139	21,026
Total	$165,009	$147,591	$155,066

More than 99 percent of our total revenue in the periods presented herein is pursuant to shipments initiated by a purchase order. Under the guidance from Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606), the purchase order is the contract with the customer. As a result, the vast majority of our revenue is recognized at a single point in time when the performance obligation of the product being shipped is satisfied, rather than recognized over time.

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

Beginning July 1, 2018, for agreements with an embedded lease component we adopted the practical expedient in ASU 2018-11 Leases: Targeted Improvements (ASU 2018-11) that allows us to treat these agreements as a single performance obligation and recognize revenue under ASC 606 rather than under the lease accounting guidelines, since the predominant component of revenue is the non-lease component.

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

Leases to Customers

The lease assets from our sales type leases are recorded in our accounts receivable in the accompanying consolidated balance sheets, and the balance totaled $470 thousand as of December 31, 2021 and $315 thousand as of December 31, 2020.

Our equipment treated as leases to customers under ASC 842 is included in our Property, Plant, and Equipment on our consolidated balance sheets. After our adoption of ASU 2018-11, the cost of the assets and associated depreciation that remain under lease agreements is immaterial. Due to the immaterial amount of revenue from our lessor activity, all other lessor disclosures under ASC 842 have been omitted.

Leased Property and Equipment

As a lessee, we have three leases in total for equipment and facilities used internally, which we account for as operating leases. At December 31, 2021, our right-of-use asset balance was $98 thousand and our lease liability at December 31, 2021 for these leases was $90 thousand. The monthly expense of $35 thousand for these operating leases, which are our only lessee arrangements, is immaterial and therefore all other lessee disclosures under ASC 842 have been omitted.

Research and Development Costs

Research and Development, or R&D, costs relating to the development of new products and improvements of existing products are expensed as incurred.

Stock-Based Compensation

We have a stock-based compensation plan covering certain of our officers, directors, key employees, and non-physician consultants. As explained in detail in Note 8, we account for stock-based compensation utilizing the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, or ASC 718.

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

New Accounting Pronouncements

From time to time new accounting pronouncements applicable to us are issued by the FASB, or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

As of December 31, 2021 and 2020, we held investments in commercial paper, bonds, money market funds, mutual funds, and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The fair values of these investments and their tier levels are shown in Note 2.

The carrying values of our other financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and accrued income and other taxes approximated fair value due to their liquid and short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable.

Our cash deposits are held in accounts with financial institutions that we believe are creditworthy. Certain of these amounts at times may exceed federally-insured limits. At December 31, 2021, approximately 98 percent of our cash deposits were uninsured. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds.

We have investments in money market funds, bonds, and commercial paper. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer, and otherwise. These securities have a higher degree of, and a greater exposure to, credit or default risk and may be less liquid in times of economic weakness or market disruptions as compared with cash deposits.

For accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain reserves for possible credit losses. We had allowances for doubtful accounts of approximately $69 thousand at December 31, 2021 and $41 thousand, at December 31, 2020. The carrying amount of the receivables approximates their fair value. We had one customer which accounted for 11% of our accounts receivable as of December 31, 2021 and two customers which accounted for 12% each of our accounts receivable as of December 31, 2020.

(2) Investments

As of December 31, 2021 and 2020, we held investments in commercial paper, bonds, money market funds, mutual funds, and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market funds, equity securities, and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. These investments are considered Level 1 or Level 2 as detailed in the table below. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investment in equity securities we intend to hold longer than 12 months. The fair values of these investments were estimated using recently executed transactions and market price quotations. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

	Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of December 31, 2021:
Money market funds	1	$29,876	$--	$--	$29,876
Commercial paper	2	$2,248	$--	$--	$2,248
Bonds	2	$40,236	$97	$(37)	$40,296
Mutual funds	1	$558	$1	$--	$559
Equity investments	2	$5,675	$--	$(207)	$5,468

As of December 31, 2020:
Money market funds	1	$4,822	$--	$--	$4,822
Commercial paper	2	$6,178	$--	$--	$6,178
Bonds	2	$55,720	$505	$(44)	$56,181
Mutual funds	1	$599	$--	$(36)	$563
Equity investments	2	$5,675	$--	$(1,598)	$4,077

The above equity investments represent an investment in one company at December 31, 2021 and is classified as available for sale. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest an investment may not be recoverable. As of December 31, 2021, we had two bond investments in a loss position for more than 12 months.

At December 31, 2021, the length of time until maturity of the bonds we currently own ranged from one to 48 months and the length of time until maturity of the commercial paper ranged from one to four months.

We use a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. Our credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as our portfolio. We also apply an adjustment factor to these credit loss calculations based upon our assessment of the expected impact from current economic conditions on our investments, including the impact of COVID-19. We monitor the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and update them on a quarterly basis with our latest assessment completed on December 31, 2021. Our allowance for credit losses was $29 thousand as of December 31, 2021 and $72 thousand as of December 31, 2020.

The following table summarizes the amortized cost of our held-to-maturity bonds at December 31, 2021, aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds
Credit Quality Indicators	Fed Govt. Bonds/Notes	Municipal Bonds	Corporate Bonds	Total
AA/A	$2,413	$632	$23,835	$26,880
BBB	-	-	13,356	13,356
TOTAL	$2,413	$632	$37,191	$40,236

(3) Patents and Licenses

Patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

December 31, 2021			December 31, 2020
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,538	15.67	$13,840	$12,419

Aggregate amortization expense for patents and licenses was $119 thousand for both 2021 and 2020. Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2022	$117
2023	$113
2024	$113
2025	$112
2026	$112

 (4) Line of Credit

As of December 31, 2021 and 2020, we had a $75.0 million revolving credit facility with a money-center bank pursuant to which the lender is obligated to make advances until February 28, 2024. On February 12, 2021, this credit facility was amended to, among other things, extend the date for advances to February 28, 2024. The credit facility is secured by substantially all our inventories, equipment, and accounts receivable. The interest rate on borrowings under this credit facility, if drawn, is indexed to the 30-day, 60-day, or 90-day LIBOR, as selected by us. We had no outstanding borrowings under the credit facility at December 31, 2021 or December 31, 2020. Our ability to borrow funds under the credit facility is contingent upon meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation, and amortization. At December 31, 2021, we were in compliance with all of the covenants.

(5)  Income Taxes

The items comprising Provision for Income Taxes are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Current — Federal	$7,445	$3,166	$3,508
— State	1,615	904	1,090
	9,060	4,070	4,598

Deferred — Federal	(3,349)	2,111	1,660
— State	(337)	171	149
	(3,686)	2,282	1,809
Provision for Income Taxes	$5,374	$6,352	$6,407

Temporary differences and carryforwards which have given rise to deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets
Benefit plans	$1,853	$1,976
Inventories	336	420
Capital loss carryover	--	544
Other	--	179
Total deferred tax assets	2,189	3,119
Valuation allowance	(36)	(580)
Net deferred tax assets	2,153	2,539
Deferred tax liabilities
Property, plant, and equipment	7,289	11,532
Patents and goodwill	1,773	1,775
Other	173	--
Total deferred tax liabilities	9,235	13,307
Net deferred tax liabilities	$7,082	$10,768

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2021	2020	2019
Income tax expense at the statutory federal income tax rate	$8,070	$8,078	$9,065
Increase (decrease) resulting from:
State income taxes	1,027	839	978
R&D tax credits	(1,703)	(1,589)	(1,470)
Foreign-derived intangible income deduction	(2,091)	(1,051)	(1,700)
Excess tax benefit from stock compensation	(185)	(81)	(412)
Uncertain tax positions	--	(450)	(42)
Other, net	256	606	(12)
Provision for Income Taxes	$5,374	$6,352	$6,407

At December 31, 2021, our deferred tax valuation allowance decreased to $36 thousand primarily due to the expiration of a deferred tax asset for a remaining capital loss carryover deduction of $2.5 million which expired in 2021.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as required by ASC 740 is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2019	$493
Increase in tax positions for prior years	19
Increase in tax positions for current years	--
Lapse in statutes of limitation	(62)
Gross unrecognized tax benefits at December 31, 2019	$450
Increase in tax positions for prior years	8
Increase in tax positions for current year	--
Lapse in statutes of limitation	(458)
Gross unrecognized tax benefits at December 31, 2020	$--
Increase in tax positions for prior years	--
Increase in tax positions for current year	--
Lapse in statutes of limitation	--
Gross unrecognized tax benefits at December 31, 2021	$--

We are subject to United States federal income tax as well as to income tax of multiple state jurisdictions. We have concluded all United States federal income tax matters, as well as all material state and local income tax matters, for years through 2016. The Internal Revenue Service is currently auditing our 2017 and 2018 federal tax returns.

We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $20 thousand at December 31, 2019. Tax expense included a net interest benefit of $0 for the year ended December 31, 2021, $35 thousand for the year ended December 31, 2020, and $16 thousand for the year ended December 31, 2019.

 (6) Stockholders’ Equity

Our Board of Directors has at various times authorized repurchases of our stock in open-market or privately-negotiated transactions at such times and at such prices as management may from time to time determine. On May 21, 2015, our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 250 thousand shares of our common stock in open-market or privately-negotiated transactions. This program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2021, there remained 174,190 shares available for repurchase under this program. As of December 31, 2020, there remained 202,018 shares available for repurchase under this program. We repurchased a total of 27,828 shares of our common stock during 2021 and 29,747 shares in 2020 in open-market transactions.

We increased our quarterly cash dividend payments in September of each of the past three years. The quarterly dividend was increased to $1.55 per share in September 2019, to $1.75 per share in September 2020, and to $1.95 per share in September 2021. Holders of our stock units earned non-cash dividend equivalents of $24 thousand in each of 2021 and 2020 and $22 thousand in 2019.

(7) Income Per Share

The following is the computation of basic and diluted income per share:

	Year ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Net Income	$33,055	$32,115	$36,761

Weighted average basic shares outstanding	1,814	1,836	1,855
Add: Effect of dilutive securities	4	5	8
Weighted average diluted shares outstanding	1,818	1,841	1,863

Net Income per share
Basic	$18.22	$17.49	$19.82
Diluted	$18.18	$17.44	$19.73

As required by ASC 260, Earnings per Share, nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic income per share pursuant to the two-class method.

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. We excluded from the computation of weighted average diluted shares outstanding securities representing two shares of our common stock for each of the years ended December 31, 2021 and December 31, 2019 and six shares of common stock for the year ended December 31, 2020 because their effect would have been anti-dilutive.

 (8) Stock-based Compensation

At December 31, 2021, we had two stock-based compensation plans described below. Our accounting and disclosures are based on the application of ASC 718.

Our 2021 Equity Incentive Plan, or 2021 Plan, and our Amended and Restated 2006 Equity Incentive Plan, or 2006 Plan, provide for awards to key employees, non-employee directors, and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance shares, and other stock-based awards. Under the 2021 Plan, 100,000 shares, in the aggregate, of common stock are reserved for awards, and under the 2006 Plan, 200,000 shares, in the aggregate, of common stock were reserved for awards. As of December 31, 2021, no future stock-based awards are permitted under the 2006 plan. The purchase price of shares issued on the exercise of options under both plans is required to be at least equal to the fair market value of such shares on the date of grant. The options granted become exercisable and expire as determined by the Compensation Committee.

A summary of stock option transactions for the year ended December 31, 2021, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	20,000	$501.03	1.3 years
Granted	--	--
Exercised	12,000	--
Outstanding at December 31, 2021	8,000	$501.03	0.3 years
Exercisable at December 31, 2021	4,000	$501.03	0.3 years

All nonvested options outstanding at December 31, 2021 are expected to vest. None of our grants includes performance-based or market-based vesting conditions. We estimate the fair value of stock options granted under both plans using the Black-Scholes option-pricing formula and a single option award approach. Our Black-Scholes valuation uses a volatility factor based on our historical stock trading history, a risk-free interest rate based on the implied yield currently available on U.S. Treasury securities with an equivalent term, and a dividend yield based on our dividend history. Our expected life assumption represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.

There were no options granted in 2021 or 2020.

The weighted average grant date fair value of the options granted in 2017 was $130.35. The total intrinsic value of options outstanding at December 31, 2021, was $1.631 million. The total intrinsic value of exercisable options at December 31, 2021, was $816 thousand.

There were no restricted stock grants during 2021 or 2020. During 2017, we granted two awards of restricted stock under the 2006 Plan. Under the terms of our restricted stock awards, the restrictions usually lapse over a five-year period. Both of the 2017 awards include restrictions on transfer for a two-year period following vesting. Under both plans, during the vesting period holders of restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged, or otherwise encumbered. Nonvested shares are generally forfeited on termination of employment unless otherwise provided in the participant’s employment agreement or the termination is in connection with a change in control. We calculated the weighted average fair value per share of the restricted stock awarded in 2017 using the market value of our common stock on the date of the grant with a discount for post-vesting restrictions of 11.2%. We estimated this discount using the Chaffe protective put method. A summary of changes in nonvested restricted stock for the year ended December 31, 2021, is presented below:

Nonvested Shares	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at December 31, 2020	2,360	$445.47
Granted	--	--
Vested	(1,180)	$445.47
Restricted stock at December 31, 2021	1,180	$445.47

All shares of nonvested restricted stock outstanding at December 31, 2021 are expected to vest. The total fair value of restricted stock was $754 thousand for stock vested during 2021, $762 thousand for stock vested in 2020, and $994 thousand for stock vested in 2019.

During 2021, restricted stock units were granted to certain employees. All of our restricted stock units granted under both plans are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Nonvested restricted stock units are generally forfeited upon termination of employment unless the termination is in connection with a change in control. Under both plans, during the vesting period holders of restricted stock units earn dividends in the form of additional units.

A summary of changes in stock units for the year ended December 31, 2021, is presented below:

Nonvested Stock Units	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Director’s Stock Units	Weighted Average Award Date Fair Value Per Unit
Nonvested at December 31, 2020	3,115	$657.70	--
Granted & Added	1,497	$696.17	6	$660.09
Forfeited	(441)	$708.51	--
Vested	--	$--	(6)	$660.09
Nonvested at December 31, 2021	4,171	$666.14	--

All nonvested restricted stock units at December 31, 2021 are expected to vest. The total intrinsic value of these outstanding stock units which were not convertible at December 31, 2021, including 508 stock units held for the accounts of non-employee directors, was $3.3 million. The total fair value of directors’ stock units was $4 thousand for units that vested during 2021, $11 thousand for units that vested during 2020, and $7 thousand for units that vested during 2019.

During 2020, we granted 3,865 restricted stock units outside of the plans to three employees that will be settled in cash and are treated as liability-classified awards. The grant-date fair value per unit for these awards was $646.90. No grants of this type were made outside the plans prior to 2020. These units vest 20 percent each year over a five-year period beginning in 2021. Changes in the fair value of these awards are recorded to G&A expense over the vesting period of the award. The liability recorded for these units is adjusted to the current market value at the end of each reporting period. We paid cash of $485 thousand to settle the 20 percent vesting in 2021. At December 31, 2021, our recorded liability for the remaining units was $297 thousand. The intrinsic value of these units at December 31, 2021 was $2.191 million including accrued amounts for dividend equivalents.

The total value of stock awards to nonemployee directors awarded under the plans was $432 thousand in 2021 and $240 thousand in 2019. No stock awards were granted in 2020. These awards vested immediately at the time of the grants.

Compensation related to stock option awards, restricted stock, and restricted stock units that are treated as equity-classified awards is based on the fair market value of the stock on the date of the award. These fair values are then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

We recorded stock-based compensation expense as a G&A expense in the amount of $2.312 million for the year ended December 31, 2021, $1.731 million for the year ended December 31, 2020, and $1.682 million for the year ended December 31 2019, for all of the above-mentioned stock-based compensation arrangements. The total tax benefit recognized in the income statement from stock-based compensation arrangements was $559 thousand for the year ended December 31, 2021, $444 thousand for the year ended December 31, 2020, and $765 thousand for the year ended December 31, 2019. These amounts include excess tax benefits in each year.

Unrecognized compensation cost information for our various stock-based compensation awards is shown below as of December 31, 2021 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$160	0.3
Restricted stock	161	0.3
Restricted stock units	1,400	3.8
Restricted stock units (to be settled in cash)	2,191	3.5
Total	$3,912

We have a policy of utilizing treasury shares to satisfy stock option exercises, stock unit conversions, and restricted stock awards that are equity-classified awards.

(9) Industry Segment and Geographic Information

We operate in one reportable industry segment: developing and manufacturing products primarily for medical applications. We have no foreign operating subsidiaries. We have other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of our medical products segment. Our revenues from sales to customers outside the United States totaled approximately 41 percent of our net revenues in 2021, 42 percent in 2020, and 36 percent in 2019. We have no assets located outside the United States.

(10)  Employee Retirement and Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. We make a matching contribution to the plan. Our contributions under this plan were $980 thousand in 2021, $917 thousand in 2020, and $845 thousand in 2019.

The Company has a Nonqualified Deferred Compensation Plan for certain key management or highly-compensated employees. The plan allows for the deferral of salary and bonus compensation until retirement or other specified payment events occur. Employees’ deferred compensation amounts are deemed to be invested in certain investment funds, indexes, or vehicles selected by our Compensation Committee and designated by each participant and their deferral balances are adjusted for earnings based upon the performance of these deemed investments. Our deferred compensation obligation under the plan was $2.031 million at December 31, 2021 and $1.544 million at December 31 2020. These amounts are reflected in “Other Liabilities and Deferred Credits” in the accompanying consolidated balance sheets.

(11)  Commitments and Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges, and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrue for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of December 31, 2021, we had no ongoing litigation or arbitration for such matters.

We had a dispute which was favorably settled in the third quarter of 2007. This settlement was amended in December 2008. The amended settlement agreement provides that we may receive annual payments from 2009 through 2024. We have not recorded $1.5 million in potential future payments under this settlement as of December 31, 2021 due to the uncertainty of payment.

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them. Termination under such circumstances at December 31, 2021, could have resulted in payments aggregating $4.6 million.

At December 31, 2021, the Company had lease obligations totaling $90 thousand with certain lessors for equipment and facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, were effective as of December 31, 2021. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Atrion Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 25, 2022

ITEM 9B.  OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2021 that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Part III is omitted from this Form 10-K and is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders which we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2021.

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be filed in connection with our 2022 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed in connection with our 2022 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers, and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2022 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the sections entitled “Securities Ownership” and “Equity Compensation Plan Information” in our definitive proxy statement to be filed in connection with our 2022 annual meeting of stockholders are incorporated herein by reference.

Equity Compensation Plans

Equity incentive compensation plans under which shares of the Company's common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	12,171	$501.03	(2)	97,826
Equity compensation plans not approved by security holders	—	—		—
Total	12,171	$501.03		97,826

(1)

Consists of shares of our common stock authorized for issuance under our 2006 Equity Plan and our 2021 Equity Plan. The number of shares available for issuance under those plans is subject to equitable adjustment in the event of any change in our capitalization. No additional awards will be made under the 2006 Equity Plan.

(2)	Stock units awarded under our 2006 Equity Plan and 2021 Equity Plan are excluded from the calculation of the weighted average exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2022 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2022 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report on Form 10-K:

	(1)	Financial Statements of the Company:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders’ Equity

	(2)	Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts

	December 31, (Thousands)
	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Reserve	Ending Balance

Allowance for Doubtful Receivables
2021	$41	$32	$(4)	$69
2020	$36	$22	$(17)	$41
2019	$21	$22	$(7)	$36

Deferred Income Tax Valuation Allowance
2021	$580	$-	$(544)	$36
2020	$593	$-	$(13)	$580
2019	$609	$-	$(16)	$593

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

(3)	Exhibits.

Exhibit Index

Exhibit Numbers	Description

3a	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996 incorporated by reference to Appendix B to the Definitive Proxy Statement of Atrion Corporation filed January 10, 1997.
3b	Bylaws of Atrion Corporation (as last amended on March 13, 2018) incorporated by reference to Exhibit 3.1 Atrion Corporation Form 8-K of filed March 19, 2018.
4a	Description of Atrion Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. +
10a*	Atrion Corporation Short-Term Incentive Compensation Plan (as last amended on March 12, 2018) incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 10-Q filed May 9, 2018.
10b*	Severance Plan for Chief Financial Officer incorporated by reference to Exhibit 10b to Atrion Corporation Form 10-Q filed May 12, 2000.
10c*	Amended and Restated Employment Agreement for Chairman incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 10-Q filed November 6, 2006.
10d*	First Amendment to Amended and Restated Employment Agreement for Chairman incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 8-K filed May 27, 2011.
10e*	Second Amendment to Amended and Restated Employment Agreement for Chairman incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 8-K filed May 25, 2016.
10f*	Third Amendment to Amended and Restated Employment Agreement for Chairman incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 8-K filed March 19, 2018.
10g*

Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on August 14, 2017) incorporated by reference to Exhibit 10.2 to Atrion Corporation Form 10-Q filed November 8, 2017.

10h*

Form of Award Agreement for Incentive Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan incorporated by reference to Exhibit 10.2 to Atrion Corporation Form 10-Q filed August 4, 2011.

10i*

Form of Award Agreement for Non-Qualified Stock Option Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan incorporated by reference to Exhibit 10.3 to Atrion Corporation Form 10-Q filed August 4, 2011.

10j*

Form of Award Agreement for Common Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan incorporated by reference to Exhibit 10.4 to Atrion Corporation Form 10-Q filed August 4, 2011.

10k*

Form of Award Agreement for Restricted Stock Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan incorporated by reference to Exhibit 10.5 to Atrion Corporation Form 10-Q filed August 4, 2011.

10l*

Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan incorporated by reference to Exhibit 10.6 to Atrion Corporation Form 10-Q filed August 4, 2011.

10m*	Atrion Corporation 2021 Equity Incentive Plan effective May 21,2021 incorporated by reference to Appendix A Definitive Proxy Statement of Atrion Corporation filed on April 7, 2021.
10n*	Form of Common Stock Award Agreement under Atrion Corporation 2021 Equity Incentive plan incorporated by reference to Exhibit 10.2 to Atrion Corporation Form 10-Q filed August 9, 2021.
10o*	Form of Restricted Stock Unit Award Agreement under Atrion Corporation 2021 Equity Incentive Plan incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 10-Q filed November 8, 2021.
10p*

First Amended and Restated Restricted Stock Unit Award Agreement between the Company and Emile A Battat dated as of December 29, 2020 incorporated by reference to Exhibit 10m to Atrion Corporation Form 10-K filed March 1, 2021.

10q*

First Amended and Restated Restricted Stock Unit Award Agreement between the Company and David A. Battat dated as of December 29, 2020 incorporated by reference to Exhibit 10n to Atrion Corporation Form 10-K filed March 1, 2021.

10r*

First Amended and Restated Restricted Stock Unit Award Agreement between the Company and Jeffery Strickland dated as of December 29, 2020 incorporated by reference to Exhibit 10o to Atrion Corporation Form 10-K filed March 1, 2021.

10s*	Non-Employee Directors Stock Purchase Plan (as amended and restated as of December 2, 2008) incorporated by reference to Exhibit 10l to Atrion Corporation Form 10-K filed March 13, 2009.
10t*	Form of Stock Purchase Election Form – Non-Employee Directors Stock Purchase Plan incorporated by reference to Exhibit 10.1 to Atrion Corporation Form S-8 filed June 27. 2007.
10u*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) incorporated by reference to Exhibit 10n to Atrion Corporation Form 10-K filed March 13, 2009.
10v*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors incorporated by reference to Exhibit 10.1 to Atrion Corporation Form S-8 filed June 27. 2007
10w*	Amended and Restated Change in Control Agreement for President and Chief Executive Officer incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 10-Q filed October 31, 2014.
10x*	Form of Indemnification Agreement for Directors and Executive Officers incorporated by reference to Exhibit 10v to Atrion Corporation Form 10-K filed March 12, 2012.
10y

Credit Agreement dated as of February 28, 2017 by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 8-K filed March 3, 2017.

10z

Guaranty Agreement dated as of February 28, 2017 made by certain Subsidiaries of Atrion Corporation in favor of Wells Fargo Bank, National Association, as Lender incorporated by reference to Exhibit 10.2 to Atrion Corporation Form 8-K filed March 3, 2017.

10aa

Collateral Agreement dated as of February 28, 2017 among Atrion Corporation, certain Subsidiaries of Atrion Corporation and Wells Fargo Bank, National Association, as lender incorporated by reference to Exhibit 10.3 to Atrion Corporation Form 8-K filed March 3, 2017.

10bb*

First Amendment to Credit Agreement by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender, dated February 12, 2021 incorporated by reference to Exhibit 10y to Atrion Corporation Form 10-K filed March 1,2021.

10cc	Nonqualified Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 10-Q filed November 8, 2017.
13.1	Stock Performance Graph.+
21	Subsidiaries of Atrion Corporation as of December 31, 2021. +
23	Consent of Grant Thornton LLP .+
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer. +
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer. +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002. +
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002. +
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Atrion Corporation

Dated: February 25, 2022	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Battat	President and Chief Executive	February 25, 2022
David A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	February 25, 2022
Jeffery Strickland	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Emile A Battat	Chairman	February 25, 2022
Emile A Battat

/s/ Hugh J. Morgan, Jr.	Director	February 25, 2022
Hugh J. Morgan, Jr.

/s/ John P. Stupp, Jr.	Director	February 25, 2022
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	February 25, 2022
Ronald N. Spaulding

/s/ Preston G. Athey	Director	February 25, 2022
Preston G. Athey

/s/ Maria Sainz	Director	February 25, 2022
Maria Sainz

