Form 10-Q
period 2022-03-31
ATRION CORP
filed 2022-05-09
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2022

or

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to _________

Commission File Number 001-32982

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas    75002

(Address of Principal Executive Offices)(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 28, 2022
Common stock, Par Value $0.10 per share	1,795,104

ATRION CORPORATION AND SUBSIDIARIES

2

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)

Revenues	$47,138	$39,169
Cost of goods sold	27,894	22,830
Gross profit	19,244	16,339
Operating expenses:
Selling	2,517	1,926
General and administrative	5,100	4,172
Research and development	1,377	1,310
	8,994	7,408
Operating income	10,250	8,931

Interest and dividend income	137	217
Other investment income/(losses)	(240)	62
Other income	25	66
	(78)	345

Income before provision for income taxes	10,172	9,276
Provision for income taxes	(1,673)	(1,550)

Net income	$8,499	$7,726

Net income per basic share	$4.73	$4.23
Weighted average basic shares outstanding	1,799	1,826

Net income per diluted share	$4.71	$4.22
Weighted average diluted shares outstanding	1,803	1,832

Dividends per common share	$1.95	$1.75

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$24,886	$32,264
Short-term investments	35,374	29,059
Accounts receivable	24,158	21,023
Inventories	51,414	50,778
Prepaid expenses and other current assets	2,901	3,447
	138,733	136,571

Long-term investments	17,566	19,423

Property, plant and equipment	239,786	233,217
Less accumulated depreciation and amortization	137,626	135,245
	102,160	97,972

Other assets and deferred charges:
Patents	1,272	1,302
Goodwill	9,730	9,730
Other	2,177	2,266
	13,179	13,298

Total assets	$271,638	$267,264

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$13,542	$13,076
Accrued income and other taxes	2,644	270
	16,186	13,346

Line of credit	-	-

Other non-current liabilities	9,222	9,622

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	61,560	61,174
Retained earnings	362,313	357,324
Treasury shares,1,625 at March 31, 2022 and 1,619 at December 31, 2021, at cost	(177,985)	(174,544)
Total stockholders’ equity	246,230	244,296

Total liabilities and stockholders’ equity	$271,638	$267,264

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$8,499	$7,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,420	3,093
Deferred income taxes	(730)	186
Stock-based compensation	530	497
Net change in unrealized gains and losses on investments	167	(61)
Net change in accrued interest, premiums, and discounts on investments	77	61
Other	-	25
	11,963	11,527

Changes in operating assets and liabilities:
Accounts receivable	(3,135)	(3,790)
Inventories	(636)	779
Prepaid expenses	4	1,483
Other non-current assets	630	78
Accounts payable and accrued liabilities	318	(3,406)
Accrued income and other taxes	2,373	416
Other non-current liabilities	330	317
Cash flows from operating activities	11,847	7,404

Cash flows from investing activities:
Property, plant and equipment additions	(7,577)	(3,044)
Purchase of investments	(10,009)	(7,392)
Proceeds from sale of investments	82	65
Proceeds from maturities of investments	5,226	13,728
Cash flows from investing activities	(12,278)	3,357

Cash flows from financing activities:
Purchase of treasury stock	(3,447)	-
Shares tendered for employees’ withholding taxes on stock-based compensation	-	(585)
Dividends paid	(3,500)	(3,199)
Cash flows from financing activities	(6,947)	(3,784)

Net change in cash and cash equivalents	(7,378)	6,977
Cash and cash equivalents at beginning of period	32,264	22,450
Cash and cash equivalents at end of period	$24,886	$29,427

Cash paid for:
Income taxes	$1,752	$79

Non-cash financing activities:
Non-cash effect of stock option exercises	$-	$6,012

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2021 and 2022
	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balances, January 1, 2021	1,826	$342	1,594	$(151,127)	$53,527	$337,700	$240,442

Net income						7,726	7,726
Stock-based compensation transactions	3		(3)	(5,860)	6,233		373
Shares surrendered in stock transactions	(1)		1	(585)			(585)
Dividends						(3,205)	(3,205)
Balances, March 31, 2021	1,828	$342	1,592	$(157,572)	$59,760	$342,221	$244,751
Balances, January 1, 2022	1,801	$342	1,619	$(174,544)	$61,174	$357,324	$244,296

Net income						8,499	8,499
Stock-based compensation transactions				6	386		392
Purchase of Treasury Stock	(6)		6	(3,447)			(3,447)
Dividends						(3,510)	(3,510)
Balances, March 31, 2022	1,795	$342	1,625	$(177,985)	$61,560	$362,313	$246,230

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Atrion Corporation and its subsidiaries (collectively referred to herein as “Atrion,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that can have a significant impact on our revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 9, 2022, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments, and estimates, and make changes as we deem necessary.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Form 10-K").

(2)	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$25,339	$23,733
Work in process	10,173	9,571
Finished goods	15,902	17,474
Total inventories	$51,414	$50,778

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	Income per share

The following is the computation for basic and diluted income per share:

	Three Months ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Net income	$8,499	$7,726
Weighted average basic shares outstanding	1,799	1,826
Add: Effect of dilutive securities	4	6
Weighted average diluted shares outstanding	1,803	1,832
Earnings per share:
Basic	$4.73	$4.23
Diluted	$4.71	$4.22

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Potential dilutive securities have been excluded when their inclusion would be anti-dilutive.

(4)	Investments

As of March 31, 2022, we held investments in commercial paper, bonds, money market accounts, mutual funds, and equity securities. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities, and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investments in equity securities we intend to hold longer than 12 months.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of the Company’s cash and cash equivalents and our short- and long-term investments are as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents:
Money market funds	$18,381	$29,876
Commercial paper	5,394	-
Cash deposits	1,111	2,388
Total cash and cash equivalents	$24,886	$32,264

Short-term investments:
Bonds (held-to-maturity)	$22,864	$26,831
Commercial paper (held-to-maturity)	12,211	2,248
Equity securities (available for sale)	312	-
Allowance for credit losses	(13)	(20)
Total short-term investments	$35,374	$29,059
Long-term investments:
Bonds (held-to-maturity)	$12,065	$13,405
Equity securities (available for sale)	5,015	5,468
Mutual funds (available for sale)	493	559
Allowance for credit losses	(7)	(9)
Total long-term investments	$17,566	$19,423
Total cash, cash equivalents and short and long-term investments	$77,826	$80,746

We utilize a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. Our credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as our portfolio. We also apply an adjustment factor to these credit loss calculations based upon our assessment of the expected impact from current economic conditions on our investments. We monitor the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and update them on a quarterly basis with our latest assessment completed on March 31, 2022. During the first quarter of 2022, our allowance for credit losses related to short-term investments decreased by $7 thousand and our allowance for credit losses related to long-term investments decreased by $2 thousand.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the amortized cost of our held-to-maturity bonds at March 31, 2022 aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds

Credit Quality Indicators	Fed Govt. Bonds/Notes	Municipal Bonds	Corporate Bonds	Totals
AAA/AA/A	$2,370	$635	$18,565	$21,570
BBB/BB	-	-	13,359	13,359
TOTAL	$2,370	$635	$31,924	$34,929

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

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of March 31, 2022:
Money market	1	$18,381	$-	$-	$18,381
Commercial paper	2	$17,605	$1	$(9)	$17,597
Bonds	2	$34,929	$29	$(139)	$34,819
Mutual funds	1	$527	$-	$(34)	$493
Equity investments	2	$6,054	$-	$(727)	$5,327

As of December 31, 2021:
Money Market	1	$29,876	$-	$-	$29,876
Commercial paper	2	$2,248	$-	$-	$2,248
Bonds	2	$40,236	$97	$(37)	$40,296
Mutual funds	1	$558	$1	$-	$559
Equity investments	2	$5,675	$-	$(207)	$5,468

The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest an investment may not be fully recoverable. The bonds represent investments in various issuers at March 31, 2022. The unrealized losses for some of these bond investments reflect changes in interest rates following their acquisition. As of March 31, 2022, we had seven bond investments in a loss position for more than 12 months.

At March 31, 2022, the length of time until maturity of the commercial paper we owned ranged from less than a month to eight months and the length of time to maturity for the bonds ranged from less than a month to 45 months.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Patents and Licenses

Patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

March 31, 2022			December 31, 2021
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$ 13,840	$ 12,568	15.67	$ 13,840	$ 12,538

Aggregated amortization expense for patents and licenses was $30 thousand in the three-month periods ended March 31, 2022 and 2021.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2023	$113
2024	$113
2025	$112
2026	$112
2027	$108

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	Revenues

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

A summary of revenues by geographic area, based on shipping destination, for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
United States	$26,995	$22,038
European Union	9,337	7,764
All other regions	10,806	9,367
Total	$47,138	$39,169

A summary of revenues by product line for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
Fluid Delivery	$24,114	$19,075
Cardiovascular	15,303	12,830
Ophthalmology	1,084	1,693
Other	6,637	5,571
Total	$47,138	$39,169

More than 99 percent of our total revenue in the periods presented herein is pursuant to shipments initiated by a purchase order (our “contract”) and recognized at a single point in time when the performance obligation of the product being shipped is satisfied, rather than recognized over time, and is presented as a receivable on the balance sheet. Payment is typically due within 30 days.

We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the failure of customers to make required payments. We calculate our credit loss allowance for our trade receivables following a lifetime “expected credit loss” measurement objective. An account is written off when we determine the receivable will not be collected. Historically, bad debt has been immaterial.

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

For the three months ended March 31, 2022, we reported revenues of $47.1 million, up 20 percent, operating income of $10.3 million, up 15 percent, and net income of $8.5 million, up 10 percent from the three months ended March 31, 2021.

Results for the three months ended March 31, 2022

Consolidated net income totaled $8.5 million, or $4.73 per basic and $4.71 per diluted share, in the first quarter of 2022. This is compared with consolidated net income of $7.7 million, or $4.23 per basic and $4.22 per diluted share, in the first quarter of 2021. The income per basic share computations are based on weighted average basic shares outstanding of 1,799 thousand in the 2022 period and 1,826 thousand in the 2021 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,803 thousand in the 2022 period and 1,832 thousand in the 2021 period.

Consolidated revenues of $47.1 million for the first quarter of 2022 were 20.3 percent higher than revenues of $39.2 million for the first quarter of 2021. Our first quarter 2022 results were favorably impacted by a 26% increase in Fluid Delivery and 19% increase in Cardiovascular revenues compared to the first quarter of 2021.

Revenues by product line were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Fluid Delivery	$24,114	$19,075
Cardiovascular	15,303	12,830
Ophthalmology	1,084	1,693
Other	6,637	5,571
Total	$47,138	$39,169

Cost of goods sold of $27.9 million for the first quarter of 2022 was 22.2 percent higher than our cost of goods sold of $22.8 million for the first quarter of 2021, primarily due to higher sales volumes. Our cost of goods sold in the first quarter of 2022 was 59.2 percent of revenues compared to 58.3 percent of revenues in the first quarter of 2021.

Gross profit of $19.2 million in the first quarter of 2022 was $2.9 million or 17.8 percent higher than in the comparable 2021 period. Our gross profit percentage in the first quarter of 2022 was 40.8 percent of revenues compared with 41.7 percent of revenues in the first quarter of 2021. The decrease in gross profit percentage in the 2022 period compared to the 2021 period was primarily related to cost increases in labor and materials.

Our first quarter 2022 operating expenses of $9.0 million were $1.6 million higher than the operating expenses for the first quarter of 2021. This increase was attributable to a $928 thousand increase in general and administrative expenses primarily in compensation and depreciation expenses. Selling expenses increased $591 thousand primarily for outside services and travel. R&D expenses increased $67 thousand primarily for regulatory costs and supplies.

Operating income of $10.3 million in the first quarter of 2022 represented a $1.3 million, or 15 percent, increase in operating income over first quarter 2021 operating income. This increase was due to higher sales and gross profit discussed above partially offset by higher operating expenses. Operating income was 21.7 percent of revenues for the first quarter of 2022 and 22.8 percent of revenues for the first quarter of 2021.

Interest and dividend income in the first quarter of 2022 was $137 thousand compared with $217 thousand for the same period in the prior year. The decline in interest and dividend income was largely due to lower interest rates on our investments in the 2022 period as compared to the 2021 period.

Other investment income in the first quarter of 2022 was a $240 thousand loss compared with Other investment income of $62 thousand in the first quarter of 2021. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of the investments in each quarter.

Income tax expense was $1.7 million for first quarter of 2022 compared with $1.5 million for the first quarter of 2021. The effective tax rate for the first quarter of 2022 was 16.4 percent compared with 16.7 percent for the first quarter of 2021. We expect our effective tax rate for 2022 to be approximately 17 percent.

Liquidity and Capital Resources

As of March 31, 2022, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2024. The credit facility is secured by substantially all of our inventories, equipment, and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus 1.0 percent and is payable monthly. We had no outstanding borrowings under the credit facility at March 31, 2022 and we were in compliance with all financial covenants.

At March 31, 2022, we had a total of $77.8 million in cash and cash equivalents, short-term investments, and long-term investments. At December 31, 2021, cash and cash equivalents, short-term investments, and long-term investments totaled $80.7 million.

Cash flows from operating activities of $11.8 million for the three months ended March 31, 2022 were primarily comprised of net income plus the net effect of non-cash expenses and increases in accounts receivable. During the first three months of 2022, we used $10.0 million for the purchase of investments, $7.6 million for the addition of property and equipment, $3.5 million for dividends, and $3.4 million for the purchase our own stock. During the same period, maturities and sales of investments generated $5.2 million in cash. For the three months ended March 31, 2021, cash flows from operating activities of $7.4 million were primarily comprised of net income plus the net effect of non-cash expenses, increases in accounts receivable, and decreases in accounts payable and prepaid expenses. During the first three months of 2021, we expended $7.4 million for the purchase of investments, $3.0 million for the addition of property and equipment and $3.2 million for dividends. During the same period, maturities and sales of investments generated $13.7 million in cash.

At March 31, 2022, we had working capital of $122.5 million, including $24.9 million in cash and cash equivalents and $35.4 million in short-term investments compared to working capital of $123.2 million at December 31, 2021. There was a $678 thousand decrease in working capital during the first three months of 2022.

We believe that our $77.8 million in cash, cash equivalents, short-term investments, and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary.

COVID-19 Impact

The COVID-19 pandemic continues to impact the global economy, cause market instability and uncertainty in the labor market, and put pressure on supply chains and healthcare systems, and it has impacted, and will likely continue to impact, our business. The pandemic continues to evolve and the full extent of its impact will depend on future developments, which are highly uncertain and cannot be determined at this time. We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes to manage our response and assess and seek to mitigate potential adverse impacts on our business. For additional discussion regarding the COVID-19 pandemic and our related risks, see Part I, Item 1A, “Risk Factors” included in our 2021 Form 10-K.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective income tax rate for 2022, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow and borrowings under the credit facility, our access to equity and debt financing, and the impact of the COVID-19 pandemic on our business. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that the COVID-19 pandemic leads to further material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 pandemic; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 pandemic further disrupts local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For the quarter ended March 31, 2022, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2021 Form 10-K.

Item 4.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

Item 1A.	Risk Factors.

As of the date of this Report, there has been no material change in the risk factors described in our 2021 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 The table below sets forth information with respect to our purchases of our common stock during each month in the three month period ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2022 to 1/31/2022	1,788	$621.06	1,788	172,402
2/1/2022 to 2/28/2022	3,849	606.93	3,849	168,553
3/1/2022 to 3/31/2022	--	--	--	168,553
Total	5,637	$611.41	5,637	168,553

(1)     On May 21, 2015, our Board of Directors approved a stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. At March 31, 2022, we had repurchased 81,447 shares of our common stock authorized under the program approved in May 2015. Our stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

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

Atrion Corporation (Registrant)

Date: May 9, 2022	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Date: May 9, 2022	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

