Form 10-Q
period 2022-06-30
ATRION CORP
filed 2022-08-08
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 29, 2022
Common stock, Par Value $0.10 per share	1,785,989

ATRION CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Revenues	$48,882	$42,693	$96,020	$81,862
Cost of goods sold	28,049	24,826	55,943	47,656
Gross profit	20,833	17,867	40,077	34,206
Operating expenses:
Selling	2,629	1,874	5,146	3,800
General and administrative	5,622	4,753	10,723	8,925
Research and development	1,553	1,445	2,929	2,755
	9,804	8,072	18,798	15,480
Operating income	11,029	9,795	21,279	18,726

Interest and dividend income	292	183	429	399
Other investment income/(losses)	(308)	963	(548)	1,025
Other income	60	-	85	66
	44	1,146	(34)	1,490

Income before provision for income taxes	11,073	10,941	21,245	20,216
Provision for income taxes	(1,725)	(2,016)	(3,398)	(3,565)

Net income	$9,348	$8,925	$17,847	$16,651

Net income per basic share	$5.21	$4.89	$9.94	$9.12
Weighted average basic shares outstanding	1,794	1,826	1,796	1,826

Net income per diluted share	$5.20	$4.88	$9.91	$9.10
Weighted average diluted shares outstanding	1,798	1,828	1,800	1,830

Dividends per common share	$1.95	$1.75	$3.90	$3.50

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$16,437	$32,264
Short-term investments	34,146	29,059
Accounts receivable	27,539	21,023
Inventories	54,281	50,778
Prepaid expenses and other current assets	5,171	3,447
	137,574	136,571

Long-term investments	15,794	19,423

Property, plant and equipment	249,648	233,217
Less accumulated depreciation and amortization	140,842	135,245
	108,806	97,972

Other assets and deferred charges:
Patents	1,242	1,302
Goodwill	9,730	9,730
Other	2,171	2,266
	13,143	13,298

Total assets	$275,317	$267,264

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$17,861	$13,076
Accrued income and other taxes	1,412	270
	19,273	13,346

Line of credit	-	-

Other non-current liabilities	9,589	9,622

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Paid-in capital	66,167	61,174
Retained earnings	368,165	357,324
Treasury shares, 1,632 at June 30, 2022 and 1,619 at December 31, 2021, at cost	(188,219)	(174,544)
Total stockholders’ equity	246,455	244,296

Total liabilities and stockholders’ equity	$275,317	$267,264

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$17,847	$16,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,866	6,210
Deferred income taxes	(535)	1,092
Stock-based compensation	1,321	1,338
Net change in unrealized gains and losses on investments	475	(1,024)
Net change in accrued interest, premiums, and discounts on investments	202	269
Other	-	25
	26,176	24,561

Changes in operating assets and liabilities:
Accounts receivable	(6,516)	(6,237)
Inventories	(3,503)	2,573
Prepaid expenses	(2,201)	(4,006)
Other non-current assets	573	12
Accounts payable and accrued liabilities	2,165	(1,454)
Accrued income and other taxes	1,141	234
Other non-current liabilities	502	345
Cash flows from operating activities	18,337	16,028

Cash flows from investing activities:
Property, plant and equipment additions	(15,247)	(7,252)
Purchase of investments	(22,322)	(16,110)
Proceeds from sale of investments	208	166
Proceeds from maturities of investments	19,978	19,246
Cash flows from investing activities	(17,383)	(3,950)

Cash flows from financing activities:
Purchase of treasury stock	(9,340)	(10,488)
Shares tendered for employees’ withholding taxes on stock-based compensation	(454)	(585)
Dividends paid	(6,987)	(6,385)
Cash flows from financing activities	(16,781)	(17,458)

Net change in cash and cash equivalents	(15,827)	(5,380)
Cash and cash equivalents at beginning of period	32,264	22,450
Cash and cash equivalents at end of period	$16,437	$17,070

Cash paid for:
Income taxes	$3,952	$5,095

Non-cash financing activities:
Non-cash effect of stock option exercises	$4,008	$6,012

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended
	Common Stock		Treasury Stock		Additional
	Shares				Paid-in	Retained
	Outstanding	Amount	Shares	Amount	Capital	Earnings	Total
Balances, April 1, 2021	1,827	$342	1,593	$(157,572)	$59,760	$342,221	$244,751

Net income						8,925	8,925
Stock-based compensation transactions	1		(1)	15	710		725
Purchase of treasury stock	(17)		17	(10,488)			(10,488)
Dividends						(3,192)	(3,192)
Balances, June 30, 2021	1,811	$342	1,609	$(168,045)	$60,470	$347,954	$240,721

Balances, April 1, 2022	1,795	$342	1,625	$(177,985)	$61,560	$362,313	$246,230

Net income						9,348	9,348
Stock-based compensation transactions	3		(3)	(3,887)	4,607		720
Shares surrendered in stock transactions	(1)		1	(454)			(454)
Purchase of treasury stock	(9)		9	(5,893)			(5,893)
Dividends						(3,496)	(3,496)
Balances, June 30, 2022	1,788	$342	1,632	$(188,219)	$66,167	$368,165	$246,455

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended
	Common Stock		Treasury Stock		Additional
	Shares				Paid-in	Retained
	Outstanding	Amount	Shares	Amount	Capital	Earnings	Total
Balances, January 1, 2021	1,826	$342	1,594	$(151,127)	$53,527	$337,700	$240,442

Net income						16,651	16,651
Stock-based compensation transactions	3		(3)	(5,845)	6,943		1,098
Shares surrendered in stock transactions	(1)		1	(585)			(585)
Purchase of treasury stock	(17)		17	(10,488)			(10,488)
Dividends						(6,397)	(6,397)
Balances, June 30, 2021	1,811	$342	1,609	$(168,045)	$60,470	$347,954	$240,721

Balances, January 1, 2022	1,801	$342	1,619	$(174,544)	$61,174	$357,324	$244,296

Net income						17,847	17,847
Stock-based compensation transactions	3		(3)	(3,881)	4,993		1,112
Shares surrendered in stock transactions	(1)		1	(454)			(454)
Purchase of Treasury Stock	(15)		15	(9,340)			(9,340)
Dividends						(7,006)	(7,006)
Balances, June 30, 2022	1,788	$342	1,632	$(188,219)	$66,167	$368,165	$246,455

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Atrion Corporation and its subsidiaries (collectively referred to herein as “Atrion,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that can have a significant impact on our revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 8, 2022, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments, and estimates, and make changes as we deem necessary.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”).

(2) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$26,888	$23,733
Work in process	11,591	9,571
Finished goods	15,802	17,474
Total inventories	$54,281	$50,778

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Income per share

The following is the computation for basic and diluted income per share:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Net income	$9,348	$8,925	$17,847	$16,651
Weighted average basic shares outstanding	1,794	1,826	1,796	1,826
Add: Effect of dilutive securities	4	2	4	4
Weighted average diluted shares outstanding	1,798	1,828	1,800	1,830
Earnings per share:
Basic	$5.21	$4.89	$9.94	$9.12
Diluted	$5.20	$4.88	$9.91	$9.10

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Potential dilutive securities have been excluded when their inclusion would be anti-dilutive.

(4) Investments

As of June 30, 2022, we held investments in commercial paper, bonds, money market accounts, mutual funds, and equity securities. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities, and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investments in equity securities we intend to hold longer than 12 months.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s cash and cash equivalents and our short- and long-term investments are as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents:
Money market funds	$6,979	$29,876
Commercial paper	7,841	-
Cash deposits	1,617	2,388
Total cash and cash equivalents	$16,437	$32,264

Short-term investments:
Commercial paper (held-to-maturity)	$20,495	$2,248
Bonds (held-to-maturity)	13,418	26,831
Equity securities (available for sale)	243	-
Allowance for credit losses	(10)	(20)
Total short-term investments	$34,146	$29,059

Long-term investments:
Bonds (held-to-maturity)	$10,586	$13,405
Equity securities (available for sale)	4,828	5,468
Mutual funds (available for sale)	385	559
Allowance for credit losses	(5)	(9)
Total long-term investments	$15,794	$19,423

Total cash, cash equivalents and short and long-term investments	$66,377	$80,746

We utilize a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. Our credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as our portfolio. We also apply an adjustment factor to these credit loss calculations based upon our assessment of the expected impact from current economic conditions on our investments. We monitor the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and update them on a quarterly basis with our latest assessment completed on June 30, 2022. During the second quarter of 2022, our allowance for credit losses related to short-term investments decreased by $3 thousand and our allowance for credit losses related to long-term investments decreased by $2 thousand.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the amortized cost of our held-to-maturity bonds at June 30, 2022 aggregated by credit quality indicator (in thousands):

 Held-to-Maturity Bonds

Credit Quality Indicators	Fed Govt. Bonds/Notes	Municipal Bonds	Corporate Bonds	Totals
AAA/AA/A	$2,243	$630	$8,547	$11,420
BBB/BB	-	-	12,585	12,585
TOTAL	$2,243	$630	$21,132	$24,005

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

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of June 30, 2022:
Money market	1	6,979	$-	$-	$6,979
Commercial paper	2	28,337	$-	$(37)	$28,300
Bonds	2	24,005	$2	$(275)	$23,732
Mutual funds	1	476	$-	$(91)	$385
Equity investments	2	6,054	$-	$(983)	$5,071

As of December 31, 2021:
Money Market	1	29,876	$-	$-	$29,876
Commercial paper	2	2,248	$-	$-	$2,248
Bonds	2	40,236	$97	$(37)	$40,296
Mutual funds	1	558	$1	$-	$559
Equity investments	2	5,675	$-	$(207)	$5,468

The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. The bonds represent investments in various issuers at June 30, 2022. The unrealized losses for some of these bond investments reflect changes in interest rates following their acquisition. As of June 30, 2022, we had six bond investments in a loss position for more than 12 months.

At June 30, 2022, the length of time until maturity of the commercial paper we owned ranged from less than a month to six months and the length of time to maturity for the bonds ranged from less than a month to 42 months.

As of June 30, 2022, there were expenditures of $2.4 million related to property, plant, and equipment included in our accounts payable and accrued liabilities balance.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Patents and Licenses

Patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

June 30, 2022			December 31, 2021
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,598	15.67	$13,840	$12,538

Aggregated amortization expense for patents and licenses was $30 thousand in each of the three-month periods ended June 30, 2022 and 2021 and $60 thousand in each of the six month periods ended June 30, 2022 and 2021.

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

A summary of revenue by geographic area, based on shipping destination, for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	$29,346	$24,649	$56,341	$46,687
European Union	8,142	7,987	17,479	15,751
All other regions	11,394	10,057	22,200	19,424
Total	$48,882	$42,693	$96,020	$81,862

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of revenue by product line for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fluid Delivery	$21,556	$20,920	$45,670	$39,995
Cardiovascular	18,082	13,157	33,385	25,987
Ophthalmology	1,804	2,102	2,888	3,796
Other	7,440	6,514	14,077	12,084
Total	$48,882	$42,693	$96,020	$81,862

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

For the three months ended June 30, 2022, we reported revenues of $48.9 million, up 14 percent, operating income of $11.0 million, up 13 percent, and net income of $9.3 million, up 5 percent from the three months ended June 30, 2021.

Results for the three months ended June 30, 2022

Consolidated net income totaled $9.3 million, or $5.21 per basic and $5.20 per diluted share, in the second quarter of 2022. This is compared with consolidated net income of $8.9 million, or $4.89 per basic and $4.88 per diluted share, in the second quarter of 2021. The income per basic share computations are based on weighted average basic shares outstanding of 1,794 thousand in the 2022 period and 1,826 thousand in the 2021 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,798 thousand in the 2022 period and 1,828 thousand in the 2021 period.

Consolidated revenues of $48.9 million for the second quarter of 2022 were 14.5 percent higher than revenues of $42.7 million for the second quarter of 2021. Our second quarter 2022 results were favorably impacted by a 37% increase in Cardiovascular revenues compared to the second quarter of 2021.

Revenues by product line were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021

Fluid Delivery	$21,556	$20,920
Cardiovascular	18,082	13,157
Ophthalmology	1,804	2,102
Other	7,440	6,514
Total	$48,882	$42,693

Cost of goods sold of $28.0 million for the second quarter of 2022 was 13 percent higher than our cost of goods sold of $24.8 million for the second quarter of 2021, primarily due to higher sales volumes. Our cost of goods sold in the second quarter of 2022 was 57.4 percent of revenue compared to 58.2 percent of revenue in the second quarter of 2021.

Gross profit of $20.8 million in the second quarter of 2022 was $3.0 million or 16.6 percent higher than in the comparable 2021 period. Our gross profit percentage in the second quarter of 2022 was 42.6 percent of revenues compared with 41.8 percent of revenues in the second quarter of 2021. The increase in gross profit percentage in the 2022 period compared to the 2021 period was related to increases in sales of higher margin products, improvements in pricing, and improved efficiency in our manufacturing processes.

Our second quarter 2022 operating expenses of $9.8 million were $1.7 million higher than the operating expenses for the second quarter of 2021. This increase was attributable to an $869 thousand increase in general and administrative expenses, primarily for compensation and depreciation, a $755 thousand increase in selling expenses, primarily for compensation and commissions, and a $108 thousand increase in R&D expenses, primarily for supplies.

Operating income of $11 million in the second quarter of 2022 represented a $1.2 million, or 12.6 percent, increase in operating income over second quarter 2021 operating income. This increase was due to higher sales and gross profit discussed above, partially offset by higher operating expenses. Operating income was 22.6 percent of revenues for the second quarter of 2022 and 22.9 percent of revenues for the second quarter of 2021.

Interest and dividend income in the second quarter of 2022 was $292 thousand compared with $183 thousand for the same period in the prior year. The increase in interest and dividend income was due to dividends received on equity investments.

Other investment income in the second quarter of 2022 was a $308 thousand loss compared with Other investment income of $963 thousand in the second quarter of 2021. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of the investments in each quarter.

Income tax expense was $1.7 million for second quarter of 2022 compared with $2.0 million for the second quarter of 2021. The effective tax rate for the second quarter of 2022 was 15.6 percent compared with 18.4 percent for the second quarter of 2021. The decrease in the second quarter 2022 period effective tax rate was primarily related to increased tax benefits for sales outside the United States under the foreign derived intangible income deduction as well as the R&D tax credit.

Results for the six months ended June 30, 2022

Consolidated net income totaled $17.8 million, or $9.94 per basic and $9.91 per diluted share, in first six months of 2022. This is compared with consolidated net income of $16.7 million, or $9.12 per basic and $9.10 per diluted share, in the first six months of 2021. The income per basic share computations are based on weighted average basic shares outstanding of 1,796 thousand in the 2022 period and 1,826 thousand in the 2021 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,800 thousand in the 2022 period and 1,830 thousand in the 2021 period.

Consolidated revenues of $96.0 million for the first six months of 2022 were 17.3 percent higher than revenues of $81.9 million for the first six months of 2021. This increase in revenue was due to increased sales volumes in our Cardiovascular, Fluid Delivery, and Other product lines.

Revenues by product line were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021

Fluid Delivery	$45,670	$39,995
Cardiovascular	33,385	25,987
Ophthalmology	2,888	3,796
Other	14,077	12,084
Total	$96,020	$81,862

Cost of goods sold of $55.9 million for the first six months of 2022 was $8.3 million higher than in the comparable 2021 period. This increase was mainly due to higher sales volumes. Our cost of goods sold in the first six months of 2022 was 58.3 percent of revenues compared to 58.2 percent of revenues in the first six months of 2021.

Gross profit was $40.0 million in the first six months of 2022 and $34.2 million in the first six months of 2021. Our gross profit percentage was 41.7 percent of revenues in the first six months in 2022 and 41.8 percent in 2021.

Operating expenses of $18.8 million for the first six months of 2022 were $3.3 million higher than the operating expenses for the first six months of 2021. This increase was attributable to a $1.798 million increase in general and administrative expenses, primarily for compensation and depreciation, a $1.35 million increase in selling expenses, primarily for compensation and travel costs, and a $174 thousand increase in R&D expenses, primarily for supplies.

Operating income of $21.3 million for the first six months of 2022 represented a $2.6 million, or 14 percent increase, in operating income from the first six months of 2022. Operating income was 22.2 percent of revenues for the first six months of 2022 and 22.9 percent of revenues for the first six months of 2021.

Interest and dividend income for the first six months of 2022 was $429 thousand, compared with $399 thousand for the same period in the prior year. The increase in interest and dividend income was primarily due to dividends received on equity investments.

Other investment income for the first six months of 2022 was a $548 thousand loss compared to $1.0 million gain in the first six months of 2021. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of our investments in each time period.

Income tax expense was $3.4 million for the first six months in 2022 and $3.6 million for the first six months in 2021. The effective tax rate for the first six months of 2022 was 16.0 percent, compared with 17.6 percent for the first six months of 2021. The decrease in the 2022 period effective tax rate was primarily related to increased tax benefits for sales outside the United States under the foreign derived intangible income deduction as well as the R&D tax credit. We expect the effective tax rate for 2022 to be approximately 17 percent.

Liquidity and Capital Resources

As of June 30, 2022, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2024. The credit facility is secured by substantially all of our inventories, equipment, and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus 1.0 percent and is payable monthly. We had no outstanding borrowings under the credit facility at June 30, 2022 and we were in compliance with all financial covenants.

At June 30, 2022, we had a total of $66.4 million in cash and cash equivalents, short-term investments, and long-term investments. At December 31, 2021, cash and cash equivalents, short-term investments, and long-term investments totaled $80.7 million.

Cash flows from operating activities of $18.3 million for the six months ended June 30, 2022 were primarily comprised of net income plus the net effect of non-cash expenses and an increase in accounts payable. During the first six months of 2022, we used $22.3 million for the purchase of investments, $15.2 million for the addition of property and equipment, $7.0 million for dividends, and $9.3 million for the purchase of treasury stock. During the same period, maturities and sales of investments generated $20.2 million in cash. For the six months ended June 30, 2021, cash flows from operating activities of $16.0 million were primarily comprised of net income plus the net effect of non-cash expenses, offset by increases in accounts receivable. During the first six months of 2021, we used $16.1 million for the purchase of investments, $7.3 million for the addition of property and equipment, $10.5 million for the purchase of treasury stock and $6.4 million for dividends. During the same period, maturities and sales of investments generated $19.4 million in cash.

At June 30, 2022, we had working capital of $118.3 million, including $16.4 million in cash and cash equivalents and $34.1 million in short-term investments, compared to working capital of $123.2 million at December 31, 2021. The $4.9 million decrease in working capital during the first six months of 2022 was primarily related to an increase in accounts payable and accrued expenses of $4.8 million.

We believe that our $66.4 million in cash, cash equivalents, short-term investments, and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary.

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

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective income tax rate for 2022, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow, and borrowings under the credit facility, our access to equity and debt financing, and the impact of the COVID-19 pandemic on our business. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that the COVID-19 pandemic leads to further material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 pandemic; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 pandemic further disrupts local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For the quarter ended June 30, 2022, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2021 Form 10-K.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

Item 1A.Risk Factors.

As of the date of this Report, there has been no material change in the risk factors described in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to our purchases of our common stock during each month in the three month period ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/2022 to 4/30/2022	-	-	-	168,553
5/1/2022 to 5/31/2022	3,557	$619.41	3,557	164,996
6/1/2022 to 6/30/2022	5,969	$618.19	5,969	159,027
Total	9,526	$618.65	9,526	159,027

(1)

On May 21, 2015, our Board of Directors approved a stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. At June 30, 2022, we had repurchased 90,973 shares of our common stock authorized under the program approved in May 2015. Our stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

Item 6. Exhibits.

Exhibit Index

Exhibit
Number	Description
10.1	Retirement Agreement between Atrion Corporation and Jeffery Strickland dated July 29, 2022

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation (Registrant)

Date: August 8, 2022	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: August 8, 2022	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

