Form 10-Q
period 2022-09-30
ATRION CORP
filed 2022-11-08
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 001-32982

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 28, 2022
Common stock, Par Value $0.10 per share	1,772,622

ATRION CORPORATION AND SUBSIDIARIES

2

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Revenues	$44,631	$42,855	$140,651	$124,716
Cost of goods sold	26,978	25,065	82,921	72,720
Gross profit	17,653	17,790	57,730	51,996
Operating expenses:
Selling	2,306	2,081	7,451	5,882
General and administrative	4,493	4,838	15,217	13,763
Research and development	1,251	1,393	4,180	4,147
	8,050	8,312	26,848	23,792
Operating income	9,603	9,478	30,882	28,204

Interest and dividend income	210	281	639	680
Other investment income/(losses)	764	(173)	216	852
Other income	7	-	92	67
	981	108	947	1,599

Income before provision for income taxes	10584	9,586	31,829	29,803
Provision for income taxes	(1,745)	(1,309)	(5,143)	(4,875)

Net income	$8,839	$8,277	$26,686	$24,928

Net income per basic share	$4.95	$4.59	$14.89	$13.71
Weighted average basic shares outstanding	1,786	1,803	1,793	1,818

Net income per diluted share	$4.94	$4.58	$14.86	$13.68
Weighted average diluted shares outstanding	1,788	1,806	1,796	1,822

Dividends per common share	$2.15	$1.95	$6.05	$5.45

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$27,125	$32,264
Short-term investments	20,296	29,059
Accounts receivable	22,038	21,023
Inventories	59,624	50,778
Prepaid expenses and other current assets	3,598	3,447
	132,681	136,571

Long-term investments	11,133	19,423

Property, plant and equipment	258,970	233,217
Less: accumulated depreciation and amortization	143,857	135,245
	115,113	97,972

Other assets and deferred charges:
Patents and licenses	1,213	1,302
Goodwill	9,730	9,730
Other	2,084	2,266
	13,027	13,298

Total assets	$271,954	$267,264

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$15,085	$13,076
Accrued income and other taxes	2,794	270
	17,879	13,346

Line of credit	-	-

Other non-current liabilities	7,800	9,622

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	66,244	61,174
Retained earnings	373,163	357,324
Treasury shares, 1,640 at September 30, 2022 and 1,619 at December 31, 2021, at cost	(193,474)	(174,544)
Total stockholders’ equity	246,275	244,296

Total liabilities and stockholders’ equity	$271,954	$267,264

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$26,686	$24,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,339	9,527
Deferred income taxes	(2,391)	1,613
Stock-based compensation	1,523	1,766
Net change in unrealized gains and losses on investments	(289)	(853)
Net change in accrued interest, premiums, and discounts on investments	219	385
Other	-	24
	36,087	37,390

Changes in operating assets and liabilities:
Accounts receivable	(1,015)	(8,776)
Inventories	(8,846)	2,991
Prepaid expenses	(575)	(4,125)
Other non-current assets	606	138
Accounts payable and accrued liabilities	(403)	326
Accrued income and other taxes	2,523	466
Other non-current liabilities	570	415
Cash flows from operating activities	28,947	28,825

Cash flows from investing activities:
Property, plant and equipment additions	(25,321)	(11,596)
Purchase of investments	(25,544)	(18,110)
Proceeds from sale of investments	240	165
Proceeds from maturities of investments	42,426	29,391
Cash flows from investing activities	(8,199)	(150)

Cash flows from financing activities:
Purchase of treasury stock	(14,430)	(16,988)
Shares tendered for employees’ withholding taxes on stock-based compensation	(633)	(585)
Dividends paid	(10,824)	(9,896)
Cash flows from financing activities	(25,887)	(27,469)

Net change in cash and cash equivalents	(5,139)	1,206
Cash and cash equivalents at beginning of period	32,264	22,450
Cash and cash equivalents at end of period	$27,125	$23,656

Cash paid for:
Income taxes	$5,786	$5,540

Non-cash financing activities:
Non-cash effect of stock option exercises	$4,008	$6,012

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended
	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balances, July 1, 2021	1,811	$342	1,609	$(168,045)	$60,470	$347,954	$240,721

Net income						8,277	8,277
Stock-based compensation transactions	1		(1)	1	294		295
Purchase of treasury stock	(11)		11	(6,500)			(6,500)
Dividends						(3,514)	(3,514)
Balances, September 30, 2021	1,801	$342	1,619	$(174,544)	$60,764	$352,717	$239,279

Balances, July 1, 2022	1,788	$342	1,632	$(188,219)	$66,167	$368,165	$246,455

Net income						8,839	8,839
Stock-based compensation transactions	1		(1)	14	77		91
Shares surrendered in stock transactions				(179)			(179)
Purchase of treasury stock	(9)		9	(5,090)			(5,090)
Dividends						(3,841)	(3,841)
Balances, September 30, 2022	1,780	$342	1,640	$(193,474)	$66,244	$373,163	$246,275

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended
	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balances, January 1, 2021	1,826	$342	1,594	$(151,127)	$53,527	$337,700	$240,442

Net income						24,928	24,928
Stock-based compensation transactions	4		(4)	(5,844)	7,237		1,393
Shares surrendered in stock transactions	(1)		1	(585)			(585)
Purchase of treasury stock	(28)		28	(16,988)			(16,988)
Dividends						(9,911)	(9,911)
Balances, September 30, 2021	1,801	$342	1,619	$(174,544)	$60,764	$352,717	$239,279

Balances, January 1, 2022	1,801	$342	1,619	$(174,544)	$61,174	$357,324	$244,296

Net income						26,686	26,686
Stock-based compensation transactions	4		(4)	(3,867)	5,070		1,203
Shares surrendered in stock transactions	(1)		1	(633)			(633)
Purchase of Treasury Stock	(24)		24	(14,430)			(14,430)
Dividends						(10,847)	(10,847)
Balances, September 30, 2022	1,780	$342	1,640	$(193,474)	$66,244	$373,163	$246,275

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Atrion Corporation and its subsidiaries (collectively referred to herein as “Atrion,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position, and cash flows. Certain prior-year balances have been reclassified in order to conform to the current year presentation. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that can have a significant impact on our revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 8, 2022, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments, and estimates and make changes as we deem necessary.

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

(2) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$30,248	$23,733
Work in process	13,290	9,571
Finished goods	16,086	17,474
Total inventories	$59,624	$50,778

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Income per share

The following is the computation for basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Net income	$8,839	$8,277	$26,686	$24,928
Weighted average basic shares outstanding	1,786	1,803	1,793	1,818
Add: Effect of dilutive securities	2	3	3	4
Weighted average diluted shares outstanding	1,788	1,806	1,796	1,822
Earnings per share:
Basic	$4.95	$4.59	$14.89	$13.71
Diluted	$4.94	$4.58	$14.86	$13.68

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Potential dilutive securities have been excluded when their inclusion would be anti-dilutive.

(4) Investments

As of September 30, 2022, we held investments in commercial paper, bonds, money market accounts, mutual funds, and equity securities. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities, and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets including our investments in equity securities we intend to hold longer than 12 months.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s cash and cash equivalents and our short and long-term investments are as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents:
Money market funds	$26,277	$29,876
Cash deposits	848	2,388
Total cash and cash equivalents	$27,125	$32,264

Short-term investments:
Commercial paper (held-to-maturity)	$10,094	$2,248
Bonds (held-to-maturity)	10,033	26,831
Equity securities (available for sale)	171	-
Allowance for credit losses	(2)	(20)
Total short-term investments	$20,296	$29,059

Long-term investments:
Equity securities (available for sale)	$5,665	$5,468
Bonds (held-to-maturity)	5,129	13,405
Mutual funds (available for sale)	339	559
Allowance for credit losses	-	(9)
Total long-term investments	$11,133	$19,423

Total cash, cash equivalents and short and long-term investments	$58,554	$80,746

We utilize a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. Our credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as our portfolio. We also apply an adjustment factor to these credit loss calculations based upon our assessment of the expected impact from current economic conditions on our investments. We monitor the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and update them on a quarterly basis with our latest assessment completed on September 30, 2022. During the third quarter of 2022, our allowance for credit losses related to short-term investments decreased by $8 thousand and our allowance for credit losses related to long-term investments decreased by $5 thousand.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the amortized cost of our held-to-maturity bonds at September 30, 2022 aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds
Credit Quality Indicators	Fed Govt. Bonds/Notes	Municipal Bonds	Corporate Bonds	Totals
AAA/AA/A	$213	$633	$5,047	$5,893
BBB/BB	-	-	9,269	9,269
TOTAL	$213	$633	$14,316	$15,162

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

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of September 30, 2022:
Money market	1	26,277	$-	$-	$26,277
Commercial paper	2	10,094	$-	$(21)	$10,073
Bonds	2	15,162	$-	$(256)	$14,906
Mutual funds	1	444	$-	$(105)	$339
Equity investments	2	6,054	$-	$(218)	$5,836

As of December 31, 2021:
Money Market	1	29,876	$-	$-	$29,876
Commercial paper	2	2,248	$-	$-	$2,248
Bonds	2	40,236	$97	$(37)	$40,296
Mutual funds	1	558	$1	$-	$559
Equity investments	2	5,675	$-	$(207)	$5,468

The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. The bonds represent investments in various issuers at September 30, 2022. The unrealized losses for some of these bond investments reflect changes in interest rates following their acquisition. As of September 30, 2022, we had six bond investments in a loss position for more than 12 months.

At September 30, 2022, the length of time until maturity of the commercial paper we owned ranged from less than a month to three months and the length of time to maturity for the bonds ranged from less than a month to 39 months.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2022, there were expenditures of $2.1 million related to property, plant, and equipment included in our accounts payable and accrued liabilities balance.

(5) Patents and Licenses

Patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

September 30, 2022			December 31, 2021
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,627	15.67	$13,840	$12,538

Aggregated amortization expense for patents and licenses was $29 thousand in the three-month period ended September 30, 2022 and $30 thousand for the three-month period ended September 30, 2021. For the nine-month period ended September 30, 2022, the amortization expense was $89 thousand as compared to $90 thousand in the nine-month period ended September 30, 2021.

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

A summary of revenue by geographic area, based on shipping destination, for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$27,779	$25,447	$84,121	$72,134
European Union	6,371	7,370	23,851	23,121
All other regions	10,481	10,038	32,679	29,461
Total	$44,631	$42,855	$140,651	$124,716

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of revenue by product line for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fluid Delivery	$19,303	$19,024	$64,973	$59,013
Cardiovascular	16,780	16,064	50,165	42,051
Ophthalmology	1,607	1,192	4,495	4,987
Other	6,941	6,575	21,018	18,665
Total	$44,631	$42,855	$140,651	$124,716

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

For the three months ended September 30, 2022, we reported revenues of $44.6 million, up 4 percent, operating income of $9.6 million, up 1 percent, and net income of $8.8 million, up 7 percent from the three months ended September 30, 2021.

Results for the three months ended September 30, 2022

Consolidated net income totaled $8.8 million, or $4.95 per basic and $4.94 per diluted share, in the third quarter of 2022. This is compared with consolidated net income of $8.3 million, or $4.59 per basic and $4.58 per diluted share, in the third quarter of 2021. The income per basic share computations are based on weighted average basic shares outstanding of 1,786 thousand in the 2022 period and 1,803 thousand in the 2021 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,788 thousand in the 2022 period and 1,806 thousand in the 2021 period.

Consolidated revenues of $44.6 million for the third quarter of 2022 were 4 percent higher than revenues of $42.9 million for the third quarter of 2021. Our third quarter 2022 results were favorably impacted by revenue increases in all product lines, including a 4% increase in Cardiovascular revenues, compared to the third quarter of 2021.

Revenues by product line were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021

Fluid Delivery	$19,303	$19,024
Cardiovascular	16,780	16,064
Ophthalmology	1,607	1,192
Other	6,941	6,575
Total	$44,631	$42,855

Cost of goods sold of $27.0 million for the third quarter of 2022 was 8 percent higher than our cost of goods sold of $25.1 million for the third quarter of 2021, due to higher sales volumes and higher manufacturing costs. Our cost of goods sold in the third quarter of 2022 was 60.4 percent of revenue compared to 58.5 percent of revenue in the third quarter of 2021.

Gross profit of $17.7 million in the third quarter of 2022 was down $137 thousand or 1 percent versus the comparable 2021 period. Our gross profit percentage in the third quarter of 2022 was 39.6 percent of revenues compared with 41.5 percent of revenues in the third quarter of 2021. The decrease in gross profit percentage in the 2022 period compared to the 2021 period was related to higher manufacturing costs.

Our third quarter 2022 operating expenses of $8.1 million were $262 thousand lower than the operating expenses for the third quarter of 2021. This decrease was attributable to a $345 thousand decrease in general and administrative expenses, primarily for compensation, and a $142 thousand decrease in R&D expenses, primarily related to outside services. These were partially offset by an increase in selling expenses of $225 thousand primarily related to compensation.

Operating income of $9.6 million in the third quarter of 2022 represented a $125 thousand, or 1.3 percent, increase in operating income over third quarter 2021 operating income. This increase was due to higher sales and lower operating expenses, partially offset by higher cost of goods sold. Operating income was 21.5 percent of revenues for the third quarter of 2022 and 22.1 percent of revenues for the third quarter of 2021.

Interest and dividend income in the third quarter of 2022 was $210 thousand compared with $281 thousand for the same period in the prior year. The decrease was attributable to a dividend that was received on equity investments in the third quarter of 2021 that was not received in the same period of 2022.

Other investment income in the third quarter of 2022 was a $764 thousand gain compared with a loss of $173 thousand in the third quarter of 2021. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of the investments in each quarter.

Income tax expense was $1.7 million for third quarter of 2022 compared with $1.3 million for the third quarter of 2021. The effective tax rate for the third quarter of 2022 was 16.5 percent compared with 13.7 percent for the third quarter of 2021. The increase in the third quarter 2022 period effective tax rate was primarily related to the timing of recognition for tax benefits for sales outside the United States under the foreign derived intangible income deduction as well as the R&D tax credit.

Results for the nine months ended September 30, 2022

Consolidated net income totaled $26.7 million, or $14.89 per basic and $14.86 per diluted share, in first nine months of 2022. This is compared with consolidated net income of $24.9 million, or $13.71 per basic and $13.68 per diluted share, in the first nine months of 2021. The income per basic share computations are based on weighted average basic shares outstanding of 1,793 thousand in the 2022 period and 1,818 thousand in the 2021 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,796 thousand in the 2022 period and 1,822 thousand in the 2021 period.

Consolidated revenues of $140.7 million for the first nine months of 2022 were 12.8 percent higher than revenues of $124.7 million for the first nine months of 2021. This increase in revenue was primarily due to increased sales volumes in our Cardiovascular, Fluid Delivery, and Other product lines.

Revenues by product line were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021

Fluid Delivery	$64,973	$59,013
Cardiovascular	50,165	42,051
Ophthalmology	4,495	4,987
Other	21,018	18,665
Total	$140,651	$124,716

Cost of goods sold of $82.9 million for the first nine months of 2022 was $10.2 million higher than in the comparable 2021 period. This increase was mainly due to higher sales volumes. Our cost of goods sold in the first nine months of 2022 was 59.0 percent of revenues compared to 58.3 percent of revenues in the first nine months of 2021.

Gross profit was $57.7 million in the first nine months of 2022 and $52.0 million in the first nine months of 2021. Our gross profit percentage was 41.0 percent of revenues in the first nine months in 2022 and 41.7 percent in 2021. This decrease was driven by higher manufacturing costs.

Operating expenses of $26.8 million for the first nine months of 2022 were $3.1 million higher than the operating expenses for the first nine months of 2021. This increase was attributable to a $1.6 million increase in selling expenses, primarily for compensation, a $1.5 million increase in general and administrative expenses, primarily for compensation, and a $33 thousand increase in R&D expenses, primarily for supplies.

Operating income of $30.9 million for the first nine months of 2022 represented a $2.7 million, or 9.5 percent increase, in operating income from the first nine months of 2021. Operating income was 22.0 percent of revenues for the first nine months of 2022 and 22.6 percent of revenues for the first nine months of 2021.

Interest and dividend income for the first nine months of 2022 was $639 thousand, compared with $680 thousand for the same period in the prior year. The decrease in interest and dividend income was primarily due to lower interest income received on investments.

Other investment income for the first nine months of 2022 was a $216 thousand gain compared to an $852 thousand gain in the first nine months of 2021. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of our investments in each time period.

Income tax expense was $5.1 million for the first nine months in 2022 and $4.9 million for the first nine months in 2021. The effective tax rate for the first nine months of 2022 was 16.2 percent, compared with 16.4 percent for the first nine months of 2021. We expect the effective tax rate for 2022 to be approximately 16 percent.

Liquidity and Capital Resources

As of September 30, 2022, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2024. The credit facility is secured by substantially all of our inventories, equipment, and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day or 90-day LIBOR, as selected by us, plus 1.0 percent and is payable monthly. We had no outstanding borrowings under the credit facility at September 30, 2022 and we were in compliance with all financial covenants.

At September 30, 2022, we had a total of $58.6 million in cash and cash equivalents, short-term investments, and long-term investments. At December 31, 2021, cash and cash equivalents, short-term investments, and long-term investments totaled $80.7 million.

Cash flows from operating activities of $28.9 million for the nine months ended September 30, 2022 were primarily comprised of net income plus the net effect of non-cash expenses and an increase in inventory. During the first nine months of 2022, we used $25.5 million for the purchase of investments, $25.3 million for the addition of property and equipment, $10.8 million for dividends, and $14.4 million for the purchase of treasury stock. During the same period, maturities and sales of investments generated $42.7 million in cash. For the nine months ended September 30, 2021, cash flows from operating activities of $28.8 million were primarily comprised of net income plus the net effect of non-cash expenses, increases in accounts receivable, and prepaid expenses. During the first nine months of 2021, we used $18.1 million for the purchase of investments and $11.6 million for the addition of property and equipment, $9.9 million for dividends, and $17.0 million for the purchase of treasury stock. During the same period, maturities and sales of investments generated $29.4 million in cash.

At September 30, 2022, we had working capital of $114.8 million, including $27.1 million in cash and cash equivalents and $20.3 million in short-term investments, compared to working capital of $123.2 million at December 31, 2021. The $8.4 million decrease in working capital during the first nine months of 2022 was primarily related to an increase in current liabilities of $4.5 million.

We believe that our $58.6 million in cash, cash equivalents, short-term investments, and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the costs associated with the expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary.

COVID-19 Impact

The COVID-19 pandemic has impacted the global economy and our business, caused market instability and uncertainty in the labor market, and put pressure on supply chains and healthcare systems.  Even with the public health actions that have been taken to reduce the spread and severity of the virus, the global economy and markets continue to experience disruptions, and the virus may continue to pose future risks with the emergence of new variants.  We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes to manage our response and assess and seek to mitigate potential adverse impacts on our business. For additional discussion regarding the COVID-19 pandemic and our related risks, see Part I, Item 1A, “Risk Factors” included in our 2021 Form 10-K.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective income tax rate for 2022, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow, and borrowings under the credit facility, and our access to equity and debt financing. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that the COVID-19 pandemic leads to further material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to the COVID-19 pandemic; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 pandemic further disrupts local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For the quarter ended September 30, 2022, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2021 Form 10-K.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

ITEM 1A. Risk Factors.

As of the date of this Report, there has been no material change in the risk factors described in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to our purchases of our common stock during each month in the three month period ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/2022 to 7/31/2022	1,997	$621.34	1,997	157,030
8/1/2022 to 8/31/2022	1,284	$608.84	1,284	155,746
9/1/2022 to 9/30/2022	5,296	$579.21	5,296	150,450
Total	8,577	$593.46	8,577	150,450

(1)

On May 21, 2015, our Board of Directors approved a stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. At September 30, 2022, we had repurchased 99,550 shares of our common stock authorized under the program approved in May 2015. Our stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

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

Atrion Corporation (Registrant)

Date: November 8, 2022	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Date: November 8, 2022	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

