Form 10-Q/A
period 2022-06-30
ATRION CORP
filed 2023-02-07
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2022, is solely to incorporate operable hyperlinks to the Exhibits listed in the Exhibit Index in the Form 10-Q as filed.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on August 8, 2022, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after August 8, 2022) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

No other changes have been made to the Quarterly Report, except that Part II, Item 6 of the Quarterly Report is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including certifications that are being filed herewith.

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

Item 6. Exhibits.

Exhibit Index

Exhibit
Number	Description
10.1	Retirement Agreement between Atrion Corporation and Jeffery Strickland dated July 29, 2022 incorporated by reference to Form 10-Q for Atrion Corporation filed August 8, 2022

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer incorporated by reference to Form 10-Q for Atrion Corporation filed August 8, 2022

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer incorporated by reference to Form 10-Q for Atrion Corporation filed August 8, 2022

32.1

Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002 incorporated by reference to Form 10-Q for Atrion Corporation filed August 8, 2022

32.2

Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002 incorporated by reference to Form 10-Q for Atrion Corporation filed August 8, 2022

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

Atrion Corporation (Registrant)

Date: February 7, 2023	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: February 7, 2023	By:	/s/ Jeffery Strickland
Jeffery Strickland
Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

