Form 10-K
period 2022-12-31
ATRION CORP
filed 2023-02-27
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

  _______________________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________to ___________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐      No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   Yes ☐      No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐      No ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant as of, June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $869,536,041 based on the $628.86 closing price reported for such date on the The Nasdaq Global Select Market.

Number of shares of Common Stock outstanding at February 14, 2023: 1,761,478

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2022

________

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2022

PART I

ITEM 1. BUSINESS.

General

Atrion Corporation and its subsidiaries (”we,” “our,” “us,” “Atrion,” or the “Company”) develop and manufacture products, primarily for medical applications. Our medical products are used in a number of fields including fluid delivery, cardiovascular, and ophthalmic applications.

Our fluid delivery products accounted for 46 percent of net revenues for 2022, 47 percent for 2021, and 51 percent for 2020. We have developed a wide variety of proprietary valves designed to precisely fill, hold, and release controlled amounts of fluids or gasses on demand for use in various intubation, intravenous, catheter, and other applications in fields such as anesthesia and oncology. We manufacture products that deliver fluids as well as promote infection control in hospital and home healthcare environments.

Our cardiovascular products accounted for 37 percent of net revenues for 2022, 34 percent for 2021, and 33 percent for 2020. At the core of our cardiovascular products is our Myocardial Protection System, a proprietary technology that is the only open-heart surgery system that delivers to the heart essential fluids and medications, mixes critical drugs, and controls temperature, pressure, and other important variables. This system indicates improved outcomes offering an integrated, flexible set of choices during surgery without diluting the blood. In late 2020, we launched a latest generation of our system, the MPS®3, which features even greater levels of performance, safety, and flexibility. We also develop and manufacture other cardiovascular products such as cardiac surgery vacuum relief valves; silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment, and fluid dispensing; as well as products used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

Our ophthalmic products accounted for 3 percent of net revenues for 2022, 4 percent for 2021, and 3 percent for 2020. We are a leading manufacturer of specialized medical devices that disinfect contact lenses. We also manufacture a proprietary line of balloon catheters used in the treatment of nasolacrimal duct obstruction in children and adults.

Our other medical and non-medical products accounted for 14 percent of net revenues for 2022, 15 percent for 2021, and 13 percent for 2020. Within this area, we manufacture and sell a line of products designed for safe needle and scalpel blade containment. We are also the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture components used in inflatable survival products and structures. We also produce one-way and two-way pressure relief valves that protect sensitive electronics and other products during transport in medical and non-medical applications.

Business Strategy

Our business strategy is to provide hospitals, physicians, and other healthcare providers with the tools they need to improve the lives of the patients they serve. To do so, we provide a broad selection of products in our areas of expertise in the medical device industry. We focus on meeting customer needs with existing products and expanding current product lines. We seek to develop new products for our current customers and to develop new customers in niche markets. We reach a broad base of customers through our direct sales force, independent sales representatives, and distributors in the United States, Canada, Europe, and other countries. We have diverse product lines serving primarily the fluid delivery, cardiovascular, and ophthalmic markets, and this diversity has served us well as we encounter changing market conditions. Our manufacturing operations are conducted at three geographically separate facilities, thereby lessening the risk that a singular event in any one location could cripple our manufacturing operations. Furthermore, all of our manufacturing activities are conducted in the United States, thus lessening the risk that offshore events could interfere with our manufacturing operations. We make significant investments in research and development, or R&D, at all three of our facilities in order to maintain and enhance our position in the medical device industry.

We have created and maintained a culture of controlling costs, and we regularly invest in modern manufacturing technologies. We have been successful in consistently generating cash from operations, thus enabling us to expand our operations. Over the past 22 years, we have grown our existing businesses and, in doing so, we have succeeded in increasing revenues from $51.4 million in 2000 to $183.5 million in 2022 and increasing net income from $2.8 million in 2000 to $35.0 million in 2022. We plan to continue focusing on internal growth and are significantly expanding one of our manufacturing facilities to support that growth. During this 22-year period, we have explored various acquisition opportunities but have elected not to proceed with them, focusing instead on internal growth. However, we believe that we can continue growing internally and, at the same time, make acquisitions that will enhance our growth, and we are continuing to seek such opportunities.

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

Our Quality Management System complies with US FDA Quality System Regulations, Medical Device Single Audit Program requirements, and the European Medical Device Directives, which require manufacturers of medical devices to adhere to certain design testing, quality control, documentation, and other quality assurance procedures during and after the manufacturing process. Our devices comply with all regulations applicable to the countries where they are registered. We devote significant attention to quality assurance and regulatory compliance. Our quality assurance measures begin with the suppliers which participate in our supplier quality assurance program. These measures continue at the manufacturing level where many components are assembled in a clean room environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Most finished products are then shipped to outside processors for sterilization by radiation or ethylene oxide gas. After sterilization, the products are quarantined and tested before they are shipped to customers.

Our medical device operations are EN ISO13485:2016 certified and are subject to FDA jurisdiction.

Research and Development

A well-targeted R&D program is an essential part of our activities, and we are currently engaged in a number of R&D projects. The objective of this program is to develop new products in our current product lines, improve current products, and develop new product lines. The Company expects to continue additional R&D in 2023 in all aspects of this program.

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

Intellectual Property

We have developed, and our business depends in part on, significant know-how and proprietary technology. To protect our know-how and proprietary technology, we rely on trade secret laws, trademarks, patents, copyrights, confidentiality agreements, and other contracts. We own 481 patents and patent applications pending on products that are currently being sold by us or which we intend to sell in the future, 110 of which relate to fluid delivery products, 114 of which relate to cardiovascular products, 59 of which relate to ophthalmic products, and 198 of which relate to other products. We pay royalties to an outside party under a license agreement for one patent. Our patents expire at various times over the next 18 years. In assessing the importance of patents to our business and the impact of the expirations of our patents, we believe it is appropriate to take into account a number of factors, including the following: We have contractual commitments for certain products that extend beyond the expiration dates of our patents. Additionally, many of our products are components in other medical devices, and the cost of those components is generally very small compared to the cost of those medical devices. As a result, substituting alternative components would likely result in the manufacturers of those medical devices and their customers experiencing an elaborate technical and regulatory process that could add significant costs and delays and may not be cost effective, thus making it difficult for our potential competitors to replace our components in those medical devices. We manufacture our own products, and that experience has been and is expected to continue to be, beneficial to us beyond the expiration of our patents. During the life of a patent, we frequently invest in automation to increase quality and reduce cost, and we allocate resources to improving and developing enhancements to our products. Our experience has been that these steps increase the likelihood that we will be able to compete effectively if others try to duplicate our products after our patents expire. We have often been able to sell our products for many years beyond their patent expirations and expect that to continue in the future. However, we recognize that our future growth depends, in part, on our success in continuing to expand our patent portfolio as older patents expire. Much of our R&D effort is aimed at developing new products that will eventually take the place of our current products. We also have a number of trademark registrations that are generally for fixed but renewable terms. For the above reasons, as well as others, we believe that no single patent, technology, trademark, intellectual property asset, or license is material in relation to our business as a whole.

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

Government Regulation

Medical Device Regulation in the United States

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

Medical Device Regulation Outside the United States

In order for our devices to be marketed in countries outside the United States, regulatory approvals must be obtained, and extensive product and quality system regulations must be complied with, in those countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary significantly from country to country. Some countries have regulatory review processes which are substantially longer than similar processes in the United States. Failure to obtain regulatory approval in a timely manner and to meet all local requirements including language and specific safety standards in any foreign country in which we would like for our products to be sold could prevent our products from being marketed in those countries. The regulatory regime in the European Union requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained, and used in accordance with their intended purpose. Although some of the more variable national requirements under which medical devices were formerly regulated were substantially replaced by the European Union Medical Devices Directive in 1993, individual nations can still impose unique requirements that may require supplemental submissions. The European Union medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE Mark. Manufacturers' quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body.

In May 2017, the European Union implemented a new regulatory scheme for medical devices under the Medical Device Regulation, or MDR, which became fully effective on May 26, 2021 and replaced the European Union Medical Devices Directive. The MDR brought significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance. Compliance with the MDR requires re-certification of many of our products to the enhanced standards and has resulted, and will continue to result, in substantial additional expense.

In many of the other foreign countries in which we market our products, we may be subject to regulations affecting, among other things, product standards and specifications, packaging requirements, labeling requirements, and quality system requirements.

Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. In some regions, the level of government regulation of medical devices is increasing, which can lengthen time to market and increase registration and approval costs. In many countries, our products may have to be qualified before they can be marketed and considered eligible for reimbursement.

Foreign Corrupt Practices Act and Similar Anti-Corruption Laws

The Foreign Corrupt Practices Act, or FCPA, and similar anti-corruption laws in other jurisdictions, broadly prohibit businesses and their representatives from offering to pay, paying, promising to pay, or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. The scope of the FCPA includes interactions with certain healthcare professionals in many countries.

We operate in parts of the world that have experienced governmental corruption to some degree and in certain circumstances strict compliance with anti-corruption laws may conflict with local customs and practices. Compliance with the FCPA and these other laws may be expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, anti-corruption laws present particular challenges in the medical device industry because in many countries hospitals are operated by the government and doctors and other hospital employees are considered foreign officials. There is no assurance that our policies and procedures will protect us from acts committed by our employees, consultants, sales agents, or distributors in violation of those laws. Noncompliance with the FCPA or any other anti-corruption law could result in fines, penalties, or other adverse consequences and negatively affect our reputation.

Healthcare and Environmental Regulations

In the United States, healthcare providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payors, including Medicare, Medicaid, and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products.

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

Medicare and Medicaid reimbursement for hospitals is generally based on a fixed amount for a patient based upon that patient’s specific diagnosis. Because of this fixed reimbursement method, hospitals may seek to reduce the costs they incur in treating Medicare and Medicaid patients. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for physicians who perform certain procedures has been and may in the future be reduced, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Third-party payors may challenge the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental, or was used for an unapproved application.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) were enacted. The Affordable Care Act made changes that have had a significant impact on healthcare providers, medical device and pharmaceutical companies, and insurers. The Affordable Care Act also established a payment transparency program, sometimes referred to as the Physician Payments Sunshine Act, that requires medical device and drug manufacturers, including the Company, to report to the Centers for Medicare & Medicaid Services, or CMS, payments or other transfers of value made to physicians, teaching hospitals, and certain other providers. The program is intended to provide patients with enhanced transparency as to the financial relationships that physicians, teaching hospitals, and certain other providers have with medical device and drug manufacturers. There have been judicial and congressional challenges to certain aspects of the Affordable Care Act, as well as efforts to modify, repeal, or otherwise invalidate all, or certain provisions, of the Affordable Care Act. We cannot predict with certainty what affect further changes to the Affordable Care Act would have on our business. Various legislation has been proposed and adopted since the Affordable Care Act was enacted, including certain reductions in payments to Medicare providers. Future legislation and regulations may impact the health insurance marketplaces, essential health benefits requirements, reimbursement rates, and Medicaid marketplace waivers for state flexibilities. Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would adversely affect our business, financial condition, and results of operations. Further, we anticipate that state legislatures and the private sector will continue to review and assess healthcare reform, including alternative healthcare delivery and payment systems. We cannot predict with certainty what impact the adoption or modification of any such reform measures or market forces may have on our business.

We are, directly or indirectly, subject to various federal and state laws governing our relationship with healthcare providers and pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid, and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. The Office of Inspector General of the United States Department of Health and Human Services, or OIG, has issued a series of regulations, known as “safe harbors,” setting forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

The Federal False Claims Act, or FCA, imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the United States government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The United States Department of Justice, or DOJ, on behalf of the government, has previously alleged that the marketing and promotional practices of medical device and drug manufacturers that included the off-label promotion of products or the payment of prohibited kickbacks to doctors violated the FCA resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts, and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

We are also subject to various local, state, federal, and international laws and regulations relating to environmental protection, hazardous substances, and health and safety. These requirements govern, among other things, matters such as safe working conditions, laboratory and manufacturing practices, the handling, storage, use, and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by discharges, releases, or exposure to pollutants, air emissions, wastewater, and occupational and human health and safety. We believe we have been, and we are, in material compliance with all applicable environmental laws and regulations laws and regulations.

Product Liability and Insurance

The design, manufacture, and marketing of products of the types we produce entail an inherent risk of product liability claims. A problem with one of our products could result in product liability claims or a recall of, or safety alert, or advisory notice relating to, the product. We have product liability insurance in amounts that we believe are adequate.

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

Human Capital

Our Employees

As of December 31, 2022, we had 722 employees, all of whom were employed in the United States. Our highly qualified and experienced team, including employees responsible for our sales, marketing, manufacturing, regulatory, finance, and other important functions is critical to our success. During 2022, the number of employees increased by approximately 55. We also leverage temporary workers to provide flexibility for our business needs. As we grow our business over the next several years, we expect to add additional employees. We continually evaluate our business needs and opportunities and balance in house expertise and capacity with external expertise and capacity. Currently, we manufacture all of our products.

Our Culture

The success of our human capital management is evidenced by our typically low employee turnover, which is regularly reviewed by our senior management as part of its oversight of our human capital strategy. We have a strong commitment to our communities and are proud to offer jobs with excellent benefits to people often overlooked by too many businesses. We pride ourselves on having a strong, inclusive, and positive culture based on our shared mission and values.

Employee Engagement and Benefits.

We believe that our continued success largely depends upon our ability to attract and retain highly qualified employees. We provide our employees with competitive salaries and bonuses, certain opportunities for equity ownership, development programs that foster continued learning and growth, and an employment package that promotes well-being across all aspects of their lives, including health care, retirement planning, and paid time off. As part of our promotion and retention efforts, we regularly conduct employee surveys to gauge employee engagement and identify areas of focus.

Diversity and Inclusion.

The tenets of diversity and inclusion have long been baked into the DNA of our Company. We have always operated our business in the United States, with a highly diverse workforce. We laud the popular focus on diversity in the boardroom—our Board had its first female director 21 years ago, and today, one of our four independent directors is a person of color. We believe that the focus on diversity and inclusion should be present at all levels of every company. Companies that do not offer opportunities to those who are struggling are failing in this mission. Over half of our employees have at most a high school degree. We proudly employ individuals who have come from difficult circumstances that all too often have the effect of disqualifying them from being hired at many companies, and we believe that businesses that ignore them often are losing out on exceptional talent. Additionally, we do not have a mandatory retirement age, and many of our employees have tenures with us ranging from 10 to 40 years. We believe that our business benefits from the different perspectives a diverse workforce brings us.

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

Our sales are generally made under open short-term purchase orders or purchase contracts. Customers with purchase orders could reduce their volumes, or cease purchasing our products, with minimal notice. Customers having purchase contracts may elect not to renew those contracts at expiration or the contracts may be renewed on terms less favorable to us. The loss of, or material reduction in orders by, one or more of our larger customers or a significant number of our smaller customers could have a material adverse effect on our business, financial condition, and results of operations.

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

Our ability to maintain profitability depends, in part, upon our ability to pass through increases in raw material costs to our customers. If resin prices increase and we are not able to pass on the increases to our customers, our results of operations and our financial condition will be adversely affected.

We depend on third-party suppliers for raw materials and key components used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials or components could harm our business.

We rely on a limited number of suppliers for raw materials and components for certain of our products. If we experience a shortage in any of these raw materials or components, we will need to identify and qualify new supply sources, which could increase our costs, result in manufacturing delays, and cause delays in the delivery of our products. We may also experience a delay in completing validation and verification testing or sterility audits for controlled-environment rooms at our manufacturing facilities.

If any of those suppliers is unable or unwilling to provide these raw materials or produce these components or supply them in the quantities that we need, and at acceptable prices, we would experience manufacturing delays and may not be able to deliver our products on a timely or cost-effective basis to our customers, or at all, which could reduce our product sales, increase our costs, and harm our business. Although we believe that we could obtain replacement raw materials and components from alternative suppliers, we may be unable to do so on a timely basis, or at all. Losing any of these suppliers could cause a disruption in our production. Establishing additional or replacement suppliers for these materials may take significant time, as certain of these suppliers must be approved by regulatory authorities, which could disrupt our production. Some raw materials and components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations that could materially adversely affect our financial condition and operating results. As a result, we could experience significant delays in manufacturing and delivering our products to customers and increased manufacturing costs. We cannot assure you we can continue obtaining required materials and components that are in short supply within the time frames we require at an affordable cost, or at all. If we cannot secure on a timely basis sufficient quantities of the materials we depend on to manufacture our products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find replacement suppliers at an acceptable cost, then manufacturing our products may be disrupted, which could increase our costs, prevent or impair our development or commercialization efforts, and have a material adverse effect on our business, financial condition, and results of operations.

If our supply of components for a new or existing product continues to be delayed or constrained for any reason, including if an outsourcing partner delayed shipments of completed products to us or additional time is required to obtain sufficient quantities from the original source, or if we have to identify and obtain sufficient quantities from an alternative source, then our financial condition and operating results could be materially adversely affected. In addition, the continued availability of these components at acceptable prices, or at all, can be affected for any number of reasons, including if suppliers decide to concentrate on the production of common components or components for other customers instead of components customized to meet our requirements. Although we have entered into agreements for the supply of many components, there can be no assurance that we will be able to extend or renew these agreements on similar terms, or at all. Raw material and component suppliers may suffer from poor financial conditions that can lead to business failure for the supplier or consolidation within a particular industry, further limiting our ability to obtain sufficient quantities of raw materials or components on commercially reasonable terms. Additionally, we may be unsuccessful in our efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain raw materials or parts, and redesign certain parts to make them less expensive to produce. Any of these occurrences may harm our business, financial condition, and results of operations.

We are subject to risks associated with public health crises such as pandemics and epidemics, including the COVID-19 pandemic, which may continue to have a material adverse effect on our business, the nature and extent of future impacts of which are highly uncertain and unpredictable.

Although many countries have removed or reduced the restrictions taken in response to the COVID-19 pandemic, certain COVID-19 risks remain and the emergence of new variants of the virus may result in new governmental lockdowns, quarantine requirements, or other restrictions to slow the spread of the SARS-CoV-2 virus. This could result in significant reductions in the demand for certain of our products due to reductions in elective and non-essential procedures, reduced capital spending by customers, decreases in research activity, and reduced hospital and clinical occupancy, and healthcare system staffing shortages. These measures could also include determinations that our or our suppliers’ facilities are not essential businesses, which could result in closures or other restrictions that significantly disrupt our operations or those of distributors or suppliers in our supply chain. In addition, any such measures could also impact the global economy more broadly, for example by leading to further economic slowdowns.

Although COVID-19 case volumes have decreased in the United States and certain other countries, the global outlook remains uncertain as case counts fluctuate and vaccination and booster rates remain relatively low in many parts of the world. Going forward, medical procedure rates may vary by country based on regional infection and vaccination and booster rates, hospital occupancy and staffing levels, transportation limitations, quarantines and other restrictions, and the emergence of new variants of the virus.

In addition, the COVID-19 pandemic has impacted our global supply chain network, and we may continue to experience significant challenges in our network, including shortages in supply or disruptions or delays in shipments, as well as price increases, of certain materials or components used in our products. The COVID-19 pandemic has escalated challenges that existed for global healthcare systems prior to the pandemic, including budget constraints and staffing shortages, particularly shortages of nursing staff, that could impact the future demand for our products and services. As COVID-19 conditions have improved, there have been increases in demand for certain of our products, which may pose challenges to our supply chain and could adversely affect our business.

The scope and duration of any future public health crisis, including the potential emergence of new variants of the SARS-CoV-2 virus, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets and utilization rates for our products fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and unpredictable.

To the extent the COVID-19 pandemic or other public health crisis adversely affects our business, prospects, operating results, or financial condition, many of the other risks described in this “Risk Factors” section may also be heightened.

Our business is dependent on third-party sterilization for many of our products, and the loss or limitation of access to those facilities could adversely affect our business.

In 2019, the FDA issued a caution concerning a nationwide shortage of medical devices due to issues with contract sterilizers, and reductions in sterilization capacity caused significant delays in medical device sterilization in this country’s sterilization facilities. Many of our products require sterilization prior to sale, and we utilize third parties for this process. In some instances, only a few facilities are qualified under applicable regulations to conduct this sterilization. If our third-party providers are unable to sterilize our products, whether due to lack of capacity, availability of materials for sterilization, regulatory requirements, or otherwise, we may be unable to transition sterilization to other sites or modalities in a timely or cost-effective manner, or at all, which could have an adverse impact on our operating results and financial condition.

The United States Environmental Protection Agency and state environmental regulatory agencies have increased their focus on the use and emission of ethylene oxide in sterilization operations. Additional regulatory requirements associated with the use and emission of ethylene oxide for sterilization may be imposed in the future, both domestically and outside the United States. This increased regulation could require our sterilization service providers to temporarily suspend operations to install additional emissions control technology, limit the use of ethylene oxide, or take other actions which would further reduce the available capacity to sterilize medical devices and healthcare products, and could also result in additional costs. Governmental agencies may also regulate the use and emission of ethylene oxide. If any existing regulatory requirements or any such regulatory actions or rulemaking results in the suspension or interruption of sterilization at medical device sterilizers used by us, or otherwise limit the availability of third-party sterilization capacity, this could interrupt or otherwise adversely impact production of certain of our products.

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

International economic and industry conditions constantly change and could materially and adversely affect our business, financial condition, and results of operations.

Sales outside the United States accounted for approximately 40 percent of our net sales during the year ended December 31, 2022. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging or faster-growing markets outside the United States. Our sales and profitability from our international operations are subject to risks and uncertainties that could have a material adverse effect on our business, financial condition, and results of operations, many of which we cannot predict, including:

•	multiple non-United States regulatory requirements that are subject to change and could restrict our ability to manufacture and sell our products;
•	restrictive trade policies, including tariffs, trade protection measures, and import or export licensing requirements imposed by the United States and other countries;
•	local product preferences and product requirements;
•	less intellectual property protection in some countries outside the United States than exists in the United States;
•	different labor regulations and workforce instability;
•	the expiration and non-renewal of foreign tax rulings;
•	economic instability and inflation, recession or interest rate fluctuations; and
•	risks and uncertainties described elsewhere in this Risk Factors section.

In addition, the United Kingdom’s departure from the European Union, commonly known as “Brexit,” has created uncertainties affecting business operations in the United Kingdom and the European Union and a number of other countries, including with respect to compliance with the regulatory regimes regarding the labeling and registration of the products we sell in those markets. As a result, we could face increased costs, volatility in exchange rates, market instability, and other risks depending on the effects of existing and future agreements between the United Kingdom and the European Union regarding Brexit and the future trading relationships.

The military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the United States and other governments against Russia and has caused significant volatility in and disruptions to the global markets. The short- and long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rates and energy prices, supply chain challenges, and adverse effects on currency exchange rates and financial markets, are unpredictable. In addition, the United States government reported that United States sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against United States companies. These increased threats could pose risks to the security of our information technology systems, networks, and product offerings, as well as the confidentiality, availability, and integrity of our data. Further, if the conflict develops beyond Ukraine or further intensifies, it could have an adverse impact on our operations in the European Union or other affected areas. We are continuing to monitor the situation in Ukraine and globally as well as assess its potential impact on our business. A significant escalation or further expansion of the conflict's current scope or related disruptions to the global markets could have a material adverse effect on our business, financial condition, and results of operations.

Product liability claims could adversely affect our financial condition and results of operations.

We may be subject to product liability actions asserting claims of personal injury or property damage. Our product liability insurance coverage may not be adequate to cover the cost of defense and the potential award in the event of a claim. A product liability claim, regardless of its merit or outcome, could result in significant legal defense costs. Also, a well-publicized actual or perceived problem with one or more of our products could adversely affect our reputation and reduce the demand for our products.

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

The research, development, marketing, and sales of many of our new and improved products are dependent upon our maintaining working relationships with healthcare professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding our products. If we are unable to maintain our relationships with these professionals and do not continue to receive their advice and input, the development and commercialization of our products could suffer, which could have a material, adverse impact on our business, financial condition, and results of operations. At the same time, companies in the medical device industry are under continued scrutiny by the OIG and the DOJ for improper relationships with physicians and other healthcare providers.

Our success is measured in part by our ability to develop patentable products, to preserve our trade secrets, and to operate without infringing or violating the proprietary rights of third parties.

Our ability to remain competitive is dependent, in part, upon our ability to protect our intellectual property rights and prevent other companies from using our intellectual property. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, and confidentiality agreements. However, these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Additionally, these measures may not prevent competitors from duplicating our products or gaining access to our proprietary information and technology. Third parties may copy all or portions of our products or otherwise use our intellectual property without authorization, and we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees, or current employees despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions, all of which could have an adverse effect on our business, financial condition, and results of operations. Others may challenge the validity of any patents issued to us, and we could encounter legal and financial difficulties in enforcing our patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render our patents less valuable or obsolete. Our patents expire at various times over the next 18 years. Once patents expire, some customers may not continue to purchase from us, opting for competitive copies instead. In such event, our sales and profits could decline substantially. During the terms of our patents, third parties may develop similar or superior technology independently or by designing around our patents. Additionally, if we do not develop and launch new products prior to the expiration of patents or before the demand for our existing products declines, our sales and profits could be adversely affected.

Changes in patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection, Future changes in patent laws or in their interpretation may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

We have developed technical knowledge which, although non-patentable, we consider to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into agreements with key employees prohibiting them from disclosing any of our trade secrets or other confidential information. In addition, generally these agreements also provide that inventions or discoveries relating to our business by these individuals will be assigned to us and become our sole property. We cannot ensure, however, that the enforceability of these agreements will not be challenged or that our trade secrets will not become known to, or be independently developed by, our competitors

The medical device industry is characterized by extensive intellectual property litigation, and companies in the medical device industry sometimes use intellectual property litigation to gain a competitive advantage. Intellectual property litigation, regardless of outcome, is often complex and expensive, and the outcome of this litigation is generally difficult to predict. An adverse determination in any such proceeding could subject us to significant liabilities to third parties or require us to seek licenses from third parties, or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to us on satisfactory terms, or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, which could have a material adverse effect on our business, financial condition, and results of operations.

New lines of business or new or enhanced products and services may subject us to additional risks.

We may implement new lines of business or offer new or enhanced products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business or new or enhanced products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and new or enhanced products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new or enhanced product or service. Furthermore, any new line of business or new or enhanced product or service could have a significant impact on the effectiveness of our system of internal control. Failure to successfully manage these risks in the development and implementation of new lines of business or new or enhanced products or services could have a material adverse effect on our business, financial condition, and results of operations.

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

Some of the markets in which we compete are dominated by established manufacturers that have broader product lines, greater distribution capabilities, and substantially larger marketing and R&D staffs and facilities than we do. Many of these competitors offer broader product lines within the specific product market and in the general field of medical devices and supplies. Broad product lines give many of our cardiovascular and fluid delivery competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations. In addition, our competitors may use price reductions to preserve market share in their product markets.

Any major disruption or failure of our information technology systems, or our failure to successfully implement new technology effectively, could adversely affect our business and operations.

We rely on various information technology systems to manage our operations. Over the last several years, we have been implementing and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionalities. For example, we are in the process of transforming our Enterprise Resource Planning software solutions and other complementary information technology systems, which is expected to be completed over the next year. The implementation of these solutions and systems is highly dependent on the coordination of numerous software and system providers and internal business teams. We could experience changes in our operational processes and internal controls, which in turn could require significant capital investments and personnel changes, including recruiting and training of qualified personnel. The interdependence of these solutions and systems is key to the successful completion of this project. The failure of any one solution or system could have a material impact on our business processes and information systems, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel and third-party providers implement and become familiar with new systems, increased costs, and lost revenues, which could have an adverse effect on our overall information technology infrastructure. These activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new or upgraded systems or of integrating new or upgraded systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new or upgraded technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

We face cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

We utilize systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including personal information. As evidenced by the numerous companies that have suffered serious data security breaches, we may be vulnerable to, and unable to anticipate or detect, data security breaches and data loss, including rapidly evolving and increasingly sophisticated cybersecurity attacks. In addition, data security breaches can also occur as a result of a breach by us or our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition to our own databases, we use third-party service providers to store, process, and transmit confidential or sensitive information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a data security breach will not occur in the future either at their location or within their systems. A data security breach may expose us to a risk of loss or misuse of this information, and could result in significant costs to us, which may include, among others, fines and penalties, potential liabilities from governmental or third-party investigations, proceedings or litigation, and diversion of management attention. We could also experience delays or interruptions in our ability to function in the normal course of business, including delays in the fulfillment of customer orders or disruptions in the manufacture and shipment of products. In addition, actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

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

We are increasingly dependent on consistent functioning of our information technology and cybersecurity systems for our infrastructure and software-based products. Our information technology and cybersecurity systems have been and may continue to be subjected to viruses or other malicious codes, unauthorized access attempts, cyber- or phishing-attacks, tampering, or other security breaches. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, regulatory standards, integration of acquisitions, and the increasing need to protect patient, customer, and supplier information. In addition, the EU-wide General Data Protection Regulation imposes stringent data protection requirements and provides for significant penalties for noncompliance. Our products include technologies that support connectivity and decision support infrastructure, which could be subject to intrusion, disruption, or corruption and could impact the quality of care that patients receive or the confidentiality of patient information. In addition, third parties might attempt to hack into our products or systems in an effort to obtain proprietary information. As a result of the COVID-19 pandemic, we have faced and may continue to face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. If we fail to maintain or protect our information technology and cybersecurity systems and information technology-dependent products effectively, we could lose existing customers or suppliers, have difficulty attracting new customers or suppliers, have problems that adversely impact internal controls, have difficulty preventing, detecting, and controlling fraud, have disputes with customers and suppliers, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or cyber-based attack, or suffer other adverse consequences. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches or cyber-based attacks, could have a material adverse effect on our business. We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past, and we could in the future experience similar attacks. We are continuously investing in our cybersecurity program to [mature] current capabilities, in addition to accelerating the implementation of new capabilities to keep pace with the changing threat landscape. To date, no cybersecurity incident or attack has had a material impact on our business, financial condition, or results of operations.

Our current credit agreement contains restrictions that may limit our flexibility in operating our business. We have pledged certain of our assets as collateral under our current credit agreement. If we borrow funds under that credit agreement and default on the terms of such credit agreement and the holder of our indebtedness accelerates the repayment of such indebtedness, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Our current credit agreement contains, and any future agreements may contain, covenants that could impose significant operating and financial restrictions on us. Although we currently do not have any borrowings under our credit agreement, the covenants in those agreements may limit the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Under our current credit agreement, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in the agreement could result in an event of default under such agreement, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. In the event of any default under our credit agreement, the holder of our indebtedness thereunder:

•	will not be required to lend any additional amounts to us;
•	could elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit, if applicable; or
•	could require us to apply all of our available cash to repay such indebtedness.

If we are unable to repay our indebtedness, the holder could proceed against the collateral securing that indebtedness. If the indebtedness under our current credit agreement were to be accelerated, there can be no assurance that our assets at that time would be sufficient to repay such indebtedness in full.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities we engage in can be intense, and we may not be able to hire qualified people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business if we are unable to promptly find qualified replacement personnel.

A portion of our business relies on distribution agreements and relationships with various distributors, and any adverse change in those relationships could result in a loss of revenue and harm that business.

We have strategic relationships with, and sell many of our products through, a number of distributors. To the extent that we rely on distributors, our success will depend on the efforts of others over whom we may have little or no control. Some of our distributors also sell our competitors’ products, and, if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. The success of the arrangements with these distributors depends, in part, on the continued adherence to the terms of our agreements with them. Any disruption in these arrangements may adversely affect our business, financial condition, and results of operations. The actions of distributors in foreign countries may adversely affect our ability to market effectively our products in those countries, particularly if a distributor holds the regulatory authorization in such countries and such actions result in the suspension or revocation of such authorization. In such cases, re-establishing market access or regulatory authorization may be difficult, expensive, or time consuming. Also, we may be named as a defendant in litigation against our distributors related to sales of our products by them.

Severe weather, natural disasters, acts of war or terrorism or other external events could significantly impact our business.

We currently conduct all our development, manufacturing, and management at three locations. Severe weather, natural disasters, public health crises, including the occurrence of a contagious disease or illness such as a novel coronavirus, acts of war or terrorism, and other adverse external events at any one or more of these locations could have a significant impact on our ability to conduct business. We have the ability to transfer the production of certain products from a facility affected by such events but doing so would be expensive. Our disaster recovery policies and procedures may not be effective and the occurrence of any such event could have a material adverse effect on our business, financial condition, and results of operations. The insurance we maintain may not be adequate to cover our losses.

We may lose revenues, market share, and profits due to exchange rate fluctuations related to our international business.

Fluctuations in exchange rates may affect the prices that our international customers are willing to pay for our products and may put us at a price disadvantage compared to our competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations. Because payments from our international customers are received primarily in United States dollars, increases in the value of the United States dollar relative to foreign currencies could make our products less competitive or less affordable, and therefore adversely affect our sales in international markets.

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

We have exposure to market risk and credit risk in our investment activities. The fair values of our investments vary from time to time depending on economic and market conditions. Fixed income securities expose us to interest rate risk as well as credit risk. Equity securities expose us to equity price risk. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equity securities owned by us. The outlook of our investment portfolio depends on the future direction of interest rates, fluctuations in the equity securities market, and the amount of cash flows available for investment. Our investments may decline in value in future periods, which could have a material adverse effect on our financial condition.

Risks Related to Our Regulatory Environment

We are subject to healthcare fraud and abuse regulations that could result in significant liability, require us to change our business practices, and restrict our operations in the future.

We are subject to various federal, state, and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment, and exclusion from participation in healthcare programs such as Medicare and Medicaid as well as healthcare programs outside the United States. These laws and regulations are wide ranging and subject to changing interpretations and applications, which could restrict our sales or marketing practices. A violation of these laws could have a material adverse effect on our business, financial condition, and results of operations.

We and our suppliers may not meet regulatory quality standards applicable to our manufacturing processes, which could have a material adverse effect on our business, financial condition, and results of operations.

As a medical device manufacturer, we must register with the FDA and non-U.S. regulatory agencies, and we are subject to periodic inspection by the FDA and similar foreign regulatory agencies for compliance with certain good manufacturing practices, including design controls, product validation and verification, in process testing, quality control, and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA and foreign regulatory agencies. Some of our suppliers are also required to meet certain standards applicable to their manufacturing processes.

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

To manufacture our products commercially, we must comply with governmental regulations that govern design controls, quality systems, and documentation policies and procedures, including continued compliance with the Quality System Regulation. The FDA and similar foreign governmental authorities periodically inspect our manufacturing facilities and the manufacturing facilities of our Original Equipment Manufacturer, or OEM, medical device customers. If we or our OEM medical device customers fail to comply with these manufacturing regulations, including meeting reporting obligations to the FDA or foreign governmental authorities, or fail any FDA or foreign governmental authority inspections, marketing or distribution of our products may be prevented or delayed, which would negatively impact our business.

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

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture, and marketing of our proposed products and in our ongoing research and product development activities. Any failure to receive the regulatory approvals necessary to commercialize our product candidates, or the subsequent withdrawal of any such approvals, would harm our business. Additionally, modification of our existing products may require regulatory approval. The process of obtaining these approvals and the subsequent compliance with governmental regulations require spending substantial time and financial resources. If we fail to obtain or maintain, or encounter delays in obtaining or maintaining, regulatory approvals, the marketing of any products we develop or modify, our ability to receive product revenues, and our liquidity and capital resources could be adversely affected.

We sell many of our products to healthcare providers that rely on Medicare, Medicaid, and private health insurance plans to reimburse the costs associated with the procedures performed using our products and these third-party payors may deny reimbursement for use of our products.

We are dependent, in part, upon the ability of healthcare providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which our products are used. Third-party payors may deny reimbursement if they determine that a product has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary, or inappropriate. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or adverse changes in government or private third-party payors’ policies toward reimbursement for procedures utilizing our products, could have a material adverse effect on our business, financial condition, and results of operations. Major third-party payors for medical services in the United States and other countries continue to try to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to charges for services performed. Further implementation of legislative or administrative reforms to the United States or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our products or denies coverage for such procedures may result in hospitals or physicians substituting lower cost products or other therapies for our products which could have a material adverse effect on our business, financial condition, and results of operations. Additionally, uncertainty about whether and how changes may be implemented could also have a negative impact on the demand for our products.

Changes in healthcare legislation and policy may have a material adverse effect on our business, financial condition, and results of operations.

A number of legislative initiatives to contain healthcare costs have been and continue to be introduced in the United States. In March 2010, the Affordable Care Act was enacted, which made changes that impacted and are expected to significantly impact the pharmaceutical and medical device industries. Among other things, the Affordable Care Act contains a number of provisions designed to generate the revenues necessary to fund health insurance coverage expansions. The Affordable Care Act also implemented a number of Medicare payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models, and appropriated funding for comparative effectiveness research. The expansion in the government’s role in the United States healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and reduced medical procedure volumes, all of which may have a material adverse impact on our business, financial condition, and results of operations.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions to Medicare payments to providers. It is unclear what impact new quality and payment programs may have on our business, financial condition, and results of operations. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints and discounts, and require marketing cost disclosure and transparency measures. We believe that additional state and federal healthcare reform measures will be adopted in the future that could have a material adverse effect on our industry generally and on our customers. Any changes in, or uncertainty with respect to, future reimbursement rates could impact our customers’ demand for our products, which could have a material adverse effect on our business, financial condition, and results of operations. Future significant changes in the healthcare systems in the United States or other countries, including changes intended to reduce expenditures along with uncertainty about whether and how changes may be implemented, may have a material adverse impact on our business, financial condition, and results of operations.

The enactment of tax reform legislation could materially impact our financial position and results of operations.

Legislation or other changes in tax laws could materially affect our financial position and results of operations. In the ordinary course of our business, there are many transactions and calculations in which tax determinations may be uncertain. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge, which could result in additional taxation, penalties, and interest payments.

Unfavorable outcomes related to uncertain tax positions could result in significant tax liabilities.

We have recorded tax benefits related to various uncertain tax positions taken or expected to be taken in a tax return. Although we believe our positions are appropriate, the United States Internal Revenue Service [IRS], or state tax authorities could disagree with our positions, which could result in significant tax liabilities.

The regulatory environment surrounding information security and privacy is increasingly demanding.

The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act, and state laws relating to privacy and data security. Several foreign countries and governmental bodies, including the European Union, also have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and, in some jurisdictions, internet protocol addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the European Union, the General Data Protection Regulation, or GDPR, which became effective in May 2018 and is one of the strictest and most comprehensive privacy laws in the world, is being continuously enforced, and increasingly heavy fines are now being levied on businesses. The GDPR’s extraterritorial scope makes it applicable to our United States-based legal entities whenever our business activities, systems, and products process the personal data of European Union residents. Any failure or perceived failure by us to comply with laws, regulations, policies, or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Our sales and operations are subject to the risks of doing business internationally.

A substantial portion of our sales occur outside the United States, and we are increasing our presence in international markets. Sales outside the United States subject us to many risks, including regulatory risks such as:

•	the imposition of governmental controls;
•	less favorable intellectual property or other applicable laws;
•	protectionist laws and business practices that favor local competitors;
•	the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner; and
•	changes in trade policies, tariffs, and tax laws.

Our operations and marketing practices are also subject to regulation and scrutiny by the governments of the other countries in which we operate. In addition, we and those acting on our behalf operate in a number of jurisdictions where companies in the medical device industry are exposed to a high risk of potential FCPA violations associated with sales to healthcare professionals and institutions. We participate in transactions with third parties whose corrupt or illegal activities could potentially subject us to liability under the FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are subject to other United States laws in our international operations. Failure to comply with domestic or foreign laws could result in various adverse consequences. If we are found to be liable for FCPA or other violations (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, including contract cancellations, recalls, seizures, withdrawal of an approved product from the market, debarment, or loss of reputation, any of which could have a material adverse impact on our business, financial condition, and results of operations.

Governmental export or import controls could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Our products may be subject to United States export controls. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, United States export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by United States sanctions. If we fail to comply with export and import regulations and such economic sanctions, we may be fined, or other penalties could be imposed, including a denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely materially and adversely affect our business, financial condition, and results of operations.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Information about our Executive Officers

Name	Age	Title
Emile A Battat	84	Chairman of the Board of the Company and Chairman of the Board of Halkey-Roberts Corporation, or Halkey-Roberts, one of our subsidiaries

David A. Battat	53	President and Chief Executive Officer of the Company, President of Halkey-Roberts and Chairman of the Board of all other subsidiaries

Jeffery Strickland	64	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Messrs. David Battat and Strickland currently serve as officers of the Company and all subsidiaries. Mr. Emile Battat currently serves as an officer of the Company. The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. The next meetings of the stockholders of the Company and our subsidiaries are expected to be held in May 2023, and the Boards of Directors of the Company and our subsidiaries are expected to meet promptly thereafter. The terms of office of Messrs. Emile Battat and David Battat are anticipated to expire in May 2023. Mr. Strickland is retiring on March 3, 2023, on which date his positions as an officer of the Company and our subsidiaries will terminate. Cindy Ferguson, who is currently serving as our Corporate Controller, has been elected as Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries effective March 4, 2023.

There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected. The only family relationship between any of our executive officers or directors is that Mr. David Battat is the son of Mr. Emile Battat.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officers during the past ten years.

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

Mr. Strickland has served as Vice President and Chief Financial Officer, Secretary and Treasurer of the Company since February 1, 1997 and has served as a Vice President, Secretary or Treasurer of all the Company’s subsidiaries since January 1997. Mr. Strickland was employed by the Company or our subsidiaries in various other positions from September 1983 through January 1997. Mr. Strickland is retiring on March 3, 2023.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on The Nasdaq Global Select Market (Symbol ATRI). As of February 16, 2023, we had 95 record holders, and approximately 14,739 beneficial owners, of our common stock. We are currently paying quarterly cash dividends on our common stock and expect to continue paying quarterly cash dividends in the future.

During the year ended December 31, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933.

The table below sets forth information with respect to our purchases of our common stock during each of the three months in the period ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/1/2022 through 10/31/2022	8,089	$595.28	8,089	142,361
11/1/2022 through 11/30/2022	6,834	$605.42	6,834	135,527
12/1/2022 through 12/31/2022	3,905	$615.67	3,905	131,622
Total	18,828	$603.19	18,828	131,622

(1)

On May 21, 2015 our Board of Directors adopted a new stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. As of December 31, 2022, we had repurchased 118,378 shares of our common stock authorized under the program approved in May 2015. This program has no expiration date but may be terminated by the Board of Directors at any time.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics, and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmic markets. Our other medical and non-medical products include valves and inflation devices used in marine and aviation safety products. In 2022, approximately 40 percent of our sales were outside the United States.

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

For the year ended December 31, 2022, we reported revenues of $183.5 million, operating income of $39.7 million and net income of $35.0 million.

Results of Operations

Our net income was $35.0 million, or $19.59 per basic and $19.56 per diluted share, in 2022 compared to $33.1 million, or $18.22 per basic and $18.18 per diluted share in 2021. Revenues were $183.5 million in 2022 compared with $165.0 million in 2021.

Annual revenues by product line were as follows (in thousands):

	2022	2021

Fluid Delivery	$84,084	$77,753
Cardiovascular	67,632	56,919
Ophthalmology	5,849	6,332
Other	25,941	24,005
Total	$183,506	$165,009

Consolidated revenues of $183.5 million in 2022 were 11 percent higher than revenues in 2021. The increase was primarily related to higher volumes from increased demand in 2022, including a 19 percent increase in Cardiovascular revenues and an 8 percent increase in Fluid Delivery revenues as compared to 2021.

Our cost of goods sold was $107.6 million in 2022 compared with $95.6 million in 2021. The increase in 2022 is primarily due to higher sales volumes and higher manufacturing costs.

Gross profit in 2022 was $75.9 million compared with $69.4 million in 2021. Our gross profit was 41 percent of revenues in 2022 compared with 42 percent of revenues in 2021. The decrease in gross profit percentage in 2022 from 2021 was primarily related to higher manufacturing costs partially offset by increased pricing.

Operating expenses were $36.2 million in 2022 and $33.3 million in 2021. R&D expenses decreased $0.2 million from 2021 primarily related to supplies. R&D expenses consist primarily of salaries and other related expenses of our R&D personnel as well as costs associated with regulatory matters. In 2022, selling expenses increased $1.7 million compared with 2021 primarily for compensation, outside services, and increased travel. Selling expenses consist primarily of salaries, commissions, and other related expenses for sales and marketing personnel, marketing, advertising, and promotional expenses. General and Administrative, or G&A, expenses increased $1.3 million in 2022 as compared to 2021 primarily as a result of higher compensation. G&A expenses consist primarily of salaries and other related expenses of administrative, executive, and financial personnel, and outside professional fees.

Our operating income for 2022 was $39.7 million compared with $36.0 million in 2021. Operating income was 22 percent of revenues in each of the years ended December 31, 2022 and 2021.

Interest and Dividend income for 2022 was $1.0 million compared with $0.8 million in 2021. The increase in interest and dividend income was largely due to higher interest income received on cash and investments.

Other Investment Income was a $0.2 million loss in 2022 compared to a $1.5 million gain in 2021. The loss during 2022 was primarily related to unrealized losses on equity investments resulting from changes in the market values of our investments.

Income tax expense in 2022 totaled $5.6 million compared with $5.4 million in 2021. The effective tax rate was 14.0 percent for each of the years ended December 31, 2022 and 2021. We expect our effective tax rate for 2023 to be approximately 17 percent.

For a comparison of our results of operations for years 2021 and 2020, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our  Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission on February 25, 2022.

Liquidity and Capital Resources

As of December 31, 2022, we had a $75.0 million revolving credit facility with a money-center bank pursuant to which the lender is obligated to make advances until February 28, 2024. The credit facility is secured by substantially all of our inventories, equipment, and accounts receivable. The interest rate on borrowings under this credit facility, if drawn, is indexed to the 30-day, 60-day, or 90-day LIBOR, as selected by us. We had no outstanding borrowings under the credit facility at December 31, 2022 or December 31,2021. Our ability to borrow funds under the credit facility is contingent upon meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation, and amortization. At December 31, 2022, we were in compliance with all of these covenants.

At December 31, 2022, we had a total of $34.6 million in cash and cash equivalents, short-term investments, and long-term investments, a decrease of $46.2 million from December 31, 2021. This decrease was primarily due to purchases of our stock in the open market totaling $25.8 million and capital spending of $33.7 million in 2022.

Cash flows provided by operations of $28.8 million in 2022 were primarily comprised of net income plus the net effect of non-cash expenses offset by an increase in inventory as we strategically purchased raw materials in a tight supply environment. At December 31, 2022, we had working capital of $101.3 million, including $4.7 million in cash and cash equivalents and $21.2 million in short-term investments. The $21.9 million decrease in working capital during 2022 was primarily related to a decrease in cash and cash equivalents and short-term investments. Working capital items consisted primarily of cash, accounts receivable, short-term investments, inventories, and other current assets minus accounts payable and other current liabilities.

Capital expenditures for property, plant, and equipment totaled $33.7 million in 2022, compared with $15.8 million in 2021. These expenditures were primarily for the expansion at one of our facilities that began in 2021. We expect this total project to cost about $25.0 million and to be complete in the first half of 2023. Purchases of investments totaled $35.7 million in 2022, compared to $23.2 million in 2021. Proceeds from maturities of investments totaled $53.9 million in 2022 and $40.2 million in 2021. After the completion of our building expansion, we expect 2023 capital expenditures, primarily for machinery and equipment, to be consistent with prior years.

We paid cash dividends totaling $14.6 million in 2022 and $13.4 in 2021. We expect to fund future dividend payments with cash flows from operations. We purchased $25.8 million of treasury stock during 2022 and $17.0 million during 2021.

Our current contractual obligations are normal for our line of business and mainly consist of purchase orders for raw materials. These obligations will be funded through funds generated through operations and require no additional funding. We have almost completed the expansion of one of our facilities which will require total funds of about $25.0 million, of which we have about $9.2 million not yet paid. We believe this expansion is required to support our anticipated increases in capacity in the coming years. We believe our cash, cash equivalents, short-term and long-term investments, cash flows from operations, and available borrowings of up to $75.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe our strong financial position would allow us to access equity or debt financing should that be necessary.

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

Although many countries have removed or reduced the restrictions taken in response to the COVID-19 pandemic, certain COVID-19 risks remain and the emergence of new variants of the virus may result in new governmental lockdowns, quarantine requirements, or other restrictions to slow the spread of the SARS-CoV-2 virus. This could result in significant reductions in the demand for certain of our products due to reductions in elective and non-essential procedures, reduced capital spending by customers, decreases in research activity, and reduced hospital and clinical occupancy, and healthcare system staffing shortages. These measures could also include determinations that our or our suppliers’ facilities are not essential businesses, which could result in closures or other restrictions that significantly disrupt our operations or those of distributors or suppliers in our supply chain. In addition, any such measures could also impact the global economy more broadly, for example by leading to further economic slowdowns.

Although COVID-19 case volumes have decreased in the United States and certain other countries, the global outlook remains uncertain as case counts fluctuate and vaccination and booster rates remain relatively low in many parts of the world. Going forward, medical procedure rates may vary by country based on regional infection and vaccination and booster rates, hospital occupancy and staffing levels, transportation limitations, quarantines and other restrictions, and the emergence of new variants of the virus.

In addition, the COVID-19 pandemic has impacted our global supply chain network, and we may continue to experience significant challenges in our network, including shortages in supply or disruptions or delays in shipments, as well as price increases, of certain materials or components used in our products. The COVID-19 pandemic has escalated challenges that existed for global healthcare systems prior to the pandemic, including budget constraints and staffing shortages, particularly shortages of nursing staff, that could impact the future demand for our products and services. As COVID-19 conditions have improved, there have been increases in demand for certain of our products, which may pose challenges to our supply chain and could adversely affect our business.

We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes to manage our response and assess and seek to mitigate potential adverse impacts on our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Impact of Inflation

We experience the effects of inflation primarily in the prices we pay for labor, materials, and services. Over the last three years, we have experienced the effects of inflation in these costs, and in the last 12 months have seen this increase significantly. At times, we have been able to offset a portion of these increased costs by increasing the sales prices of our products. However, competitive pressures have not allowed for full recovery of these cost increases.

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

During 2022, 2021 and 2020, none of our significant accounting estimates required material adjustments.

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

Forward-looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Form 10-K that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for 2023, our 2023 capital expenditures, the costs of expanding one of our facilities, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, the impact on our consolidated financial statement of recently issued accounting standards when we adopt those standards, and the effect that the COVID-19 pandemic may have on our business and operations. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that the COVID-19 pandemic may again lead to material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to the pandemic; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus continues to disrupt local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Form 10-K are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Atrion Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2023 expressed an unqualified opinion.

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

Dallas, Texas

February 27, 2023

ATRION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2022, 2021, and 2020

	2022	2021	2020
	(In thousands, except per share amounts)

Revenues	$183,506	$165,009	$147,591
Cost of Goods Sold	107,602	95,637	81,428
Gross Profit	75,904	69,372	66,163

Operating Expenses:
Selling	9,782	8,061	7,520
General and administrative	20,935	19,597	17,330
Research and development	5,500	5,672	5,645
	36,217	33,330	30,495

Operating Income	39,687	36,042	35,668

Interest and Dividend Income	988	843	1,444
Other Investment Income (Loss)	(150)	1,477	1,355
Other Income	92	67	--
Income before Provision for Income Taxes	40,617	38,429	38,467

Provision for Income Taxes	(5,609)	(5,374)	(6,352)

Net Income	$35,008	$33,055	$32,115

Net Income Per Basic Share	$19.59	$18.22	$17.49

Weighted Average Basic Shares Outstanding	1,787	1,814	1,836

Net Income Per Diluted Share	$19.56	$18.18	$17.44

Weighted Average Diluted Shares Outstanding	1,790	1,818	1,841

Dividends Per Common Share	$8.20	$7.40	$6.60

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and 2021

Assets:	2022	2021
	(In thousands)

Current Assets:
Cash and cash equivalents	$4,731	$32,264
Short-term investments	21,152	29,059
Accounts receivable, net of allowance for doubtful accounts of $71 and $69 in 2022 and 2021, respectively	23,951	21,023
Inventories	65,793	50,778
Prepaid expenses and other current assets	3,770	3,447
Total Current Assets	119,397	136,571

Long-term investments	8,669	19,423

Property, Plant and Equipment	270,642	233,217
Less: accumulated depreciation	146,888	135,245
	123,754	97,972

Other Assets and Deferred Charges:
Patents and licenses, net of accumulated amortization of $12,655 and $12,538 in 2022 and 2021, respectively	1,185	1,302
Goodwill	9,730	9,730
Other	1,977	2,266
	12,892	13,298

Total Assets	$264,712	$267,264

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders’ Equity:	2022	2021
	(In thousands)

Current Liabilities:
Accounts payable	$12,074	$7,146
Accrued liabilities	5,950	5,930
Accrued income and other taxes	74	270
Total Current Liabilities	18,098	13,346

Line of credit	-	-

Other Liabilities and Deferred Credits:
Deferred income taxes	3,888	7,082
Other	3,185	2,540
	7,073	9,622

Total Liabilities	25,171	22,968

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	66,347	61,174
Retained earnings	377,682	357,324
Treasury shares, 1,659 shares in 2022 and 1,619 shares in 2021, at cost	(204,830)	(174,544)
Total Stockholders’ Equity	239,541	244,296

Total Liabilities and Stockholders’ Equity	$264,712	$267,264

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(In thousands)
Cash Flows From Operating Activities:
Net income	$35,008	$33,055	$32,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,812	12,885	11,652
Deferred income taxes	(3,194)	(3,686)	2,282
Stock-based compensation	1,730	2,312	1,731
Net change in unrealized gains and losses on investments	89	(1,472)	(1,093)
Net change in accrued interest, premiums, and discounts on investments	119	632	112
Other	-	22	21
	47,564	43,748	46,820
Changes in operating assets and liabilities:
Accounts receivable	(2,928)	(4,579)	2,438
Inventories	(15,015)	(480)	(8,205)
Prepaid expenses and other current assets	(673)	423	(1,323)
Other non-current assets	640	11	(275)
Accounts payable and accrued liabilities	(1,247)	(656)	2,095
Accrued income and other taxes	(196)	(165)	17
Other non-current liabilities	644	496	(2,347)
	28,789	38,798	39,220

Cash Flows From Investing Activities:
Property, plant and equipment additions	(33,736)	(15,828)	(21,886)
Purchase of investments	(35,676)	(23,158)	(45,768)
Proceeds from sale of investments	245	793	899
Proceeds from maturities of investments	53,884	40,189	35,923
	(15,283)	1,996	(30,832)

Cash Flows From Financing Activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(633)	(585)	(55)
Purchase of treasury stock	(25,786)	(16,988)	(18,831)
Dividends paid	(14,620)	(13,407)	(12,100)
Proceeds from draw on line of credit	607	-	-
Repayment of draw on line of credit	(607)	-	-
	(41,039)	(30,980)	(30,986)

Net change in cash and cash equivalents	(27,533)	9,814	(22,598)

Cash and cash equivalents, beginning of year	32,264	22,450	45,048
Cash and cash equivalents, end of year	$4,731	$32,264	$22,450

Cash paid for:
Income taxes, net of refunds	$9,876	$7,744	$5,565
Non-cash financing activities:
Non-cash effect of stock option exercises	$4,007	$6,012	$-

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the year ended December 31, 2022, 2021, and 2020

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares Outstanding	Amount	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2019	1,855	$342	1,565	$(132,260)	$52,043	$317,745	$237,870
Cumulative change in accounting principle						(36)	(36)
Adjusted Balance at January 1, 2020	1,855	$342	1,565	$(132,260)	$52,043	$317,709	$237,834
Net income						32,115	32,115
Stock-based compensation transactions				19	1,484		1,503
Shares surrendered in stock transactions				(55)			(55)
Purchase of treasury stock	(29)		29	(18,831)			(18,831)
Dividends						(12,124)	(12,124)
Balances, December 31, 2020	1,826	$342	1,594	$(151,127)	$53,527	$337,700	$240,442
Net income						33,055	33,055
Stock-based compensation transactions	4		(4)	(5,844)	7,647		1,803
Shares surrendered in stock transactions	(1)		1	(585)			(585)
Purchase of treasury stock	(28)		28	(16,988)			(16,988)
Dividends						(13,431)	(13,431)
Balances, December 31, 2021	1,801	$342	1,619	$(174,544)	$61,174	$357,324	$244,296
Net income						35,008	35,008
Stock-based compensation transactions	4		(4)	(3,867)	5,173		1,306
Shares surrendered in stock transactions	(1)		1	(633)			(633)
Purchase of treasury stock	(43)		43	(25,786)			(25,786)
Dividends						(14,650)	(14,650)
Balances, December 31, 2022	1,761	$342	1,659	$(204,830)	$66,347	$377,682	$239,541

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

Our investments consist of corporate and government bonds, commercial paper, mutual funds, and equity securities. We classify our investment securities in one of three categories: held-to-maturity, available-for-sale, or trading. Securities that we have the intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities.

We report our available-for-sale and trading securities at fair value with changes in fair value recognized in other investment income (loss) in the Consolidated Statements of Income.

We consider as current assets those investments which will mature in the next 12 months including interest receivable on long-term bonds. The remaining investments are considered non-current assets which we intend to hold longer than 12 months. We periodically evaluate our investments for impairment.

The components of the Company’s cash and cash equivalents and our short and long-term investments as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents:
Cash deposits	$603	$2,388
Money market funds	2,380	29,876
Commercial paper	1,748	-
Total cash and cash equivalents	$4,731	$32,264

Short-term investments:
Commercial paper (held-to-maturity)	$12,227	$2,248
Bonds (held-to-maturity)	8,597	26,831
Equity Securities (available for sale)	330	-
Allowance for credit losses	(2)	(20)
Total short-term investments	$21,152	$29,059

Long-term investments:
Equity securities (available for sale)	$5,139	$5,468
Bonds (held-to-maturity)	3,180	13,405
Mutual funds (available for sale)	350	559
Allowance for credit losses	-	(9)
Total long-term investments	$8,669	$19,423

Total cash, cash equivalents and short and long-term investments	$34,552	$80,746

Accounts Receivable

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

Inventories

Inventories are stated at the lower of cost (including materials, direct labor, and applicable overhead) or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2022	2021
Raw materials	$33,329	$23,733
Work in process	13,618	9,571
Finished goods	18,846	17,474
Total inventories	$65,793	$50,778

Accounts Payable

We reflect disbursements as trade accounts payable until such time as payments are presented to our bank for payment. Disbursements totaling approximately $887 thousand at December 31, 2022 and $1.989 million at December 31, 2021, had not been presented for payment to our bank.

As of December 31, 2022, there were expenditures of $5.7 million related to property, plant, and equipment included in our accounts payable and accrued liabilities balance.

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

We made quarterly payments in excess of federal and state income taxes due of approximately $1.0 million during the year ended December 31, 2022 and $345 thousand during the year ended December 31, 2021. These amounts were recorded in prepaid expenses and other current assets on our consolidated balance sheets.

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

	December 31,		Useful
	2022	2021	Lives
Land	$5,511	$5,511	—
Buildings	60,984	38,223	30-40 yrs.
Machinery and equipment	204,147	189,483	3-15 yrs.
Total property, plant and equipment	$270,642	$233,217

Depreciation expense was $13.695 million in 2022, $12.767 million in 2021, and $11.533 million in 2020. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

Patents and Licenses

Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from seven to 20 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible net assets acquired. Annual impairment testing for goodwill is performed in the fourth quarter of each year using a qualitative assessment on goodwill impairment to determine whether it is more likely than not that the carrying value of our reporting units exceeds their fair value. If necessary, a two-step goodwill impairment analysis is performed. Goodwill is also reviewed whenever events or changes in circumstances indicate a change in value may have occurred. We have identified three reporting units where goodwill was recorded for purposes of testing goodwill impairment annually: (1) Atrion Medical Products, Inc., (2) Halkey-Roberts Corporation, and (3) Quest Medical, Inc. The total carrying amount of goodwill in each of the years ended December 31, 2022 and 2021 was $9.730 million. Our evaluation of goodwill during each year resulted in no impairment losses.

Current Accrued Liabilities

The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2022	2021
Accrued payroll and related expenses	$4,718	$4,988
Accrued vacation	408	387
Other accrued liabilities	824	555
Total accrued liabilities	$5,950	$5,930

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

A summary of revenues by geographic area, based on shipping destination, for 2022, 2021, and 2020 is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
United States	$109,740	$96,925	$85,682
European Union	30,311	28,657	27,786
All other regions	43,455	39,427	34,123
Total	$183,506	$165,009	$147,591

A summary of revenues by product line for 2022, 2021 and 2020 is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020

Fluid Delivery	$84,084	$77,753	$75,228
Cardiovascular	67,632	56,919	48,524
Ophthalmology	5,849	6,332	4,700
Other	25,941	24,005	19,139
Total	$183,506	$165,009	$147,591

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

We treat agreements with an embedded lease component as a single performance obligation and recognize revenue under ASC 606 rather than under the lease accounting guidelines, since the predominant component of revenue is the non-lease component.

Our fixed monthly equipment rentals to customers are accounted for as operating leases under ASU 2016-02, Leases (ASC 842). Fixed monthly rentals provide for a flat rental fee each month.

A limited number of our contracts have variable consideration including tiered pricing and rebates which we monitor closely for potential constraints on revenue. For these contracts, we estimate our position quarterly using the most-likely-outcome method, including customer-provided forecasts and historical buying patterns, and we accrue for any asset or liability these arrangements may create. The effect of accruals for variable consideration on our consolidated financial statements is immaterial.

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

Leases to Customers

The lease assets from our sales-type leases are recorded in our accounts receivable in the accompanying consolidated balance sheets, and the balance totaled $356 thousand as of December 31, 2022 and $470 thousand as of December 31, 2021.

Our equipment treated as leases to customers is included in Property, Plant, and Equipment on our consolidated balance sheets. Due to the immaterial amount of revenue and assets from our lessor activity, all other lessor disclosures have been omitted.

Leased Property and Equipment

As a lessee, we had eight leases in total for equipment and facilities used internally during 2022, which we account for as operating leases. At December 31, 2022, our right-of-use asset balance was $683 thousand and our lease liability at December 31, 2022 for these leases was $672 thousand. The monthly expense of $43 thousand for these operating leases, which are our only lessee arrangements, is immaterial and therefore all other lessee disclosures have been omitted.

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

Liability-classified Awards

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

As of December 31, 2022 and 2021, we held investments in commercial paper, bonds, money market funds, mutual funds, and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The fair values of these investments and their tier levels are shown in Note 2.

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

We have investments in money market funds, bonds, equity securities, and commercial paper. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer, and otherwise. These securities have a higher degree of, and a greater exposure to, credit or default risk and may be less liquid in times of economic weakness or market disruptions as compared with cash deposits.

For accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain reserves for possible credit losses. We had allowances for doubtful accounts of approximately $71 thousand at December 31, 2022 and $69 thousand, at December 31, 2021. The carrying amount of the receivables approximates their fair value.

(2) Investments

As of December 31, 2022 and 2021, we held investments in commercial paper, bonds, money market accounts, mutual funds, and equity securities. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities, and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. These investments are considered Level 1 or Level 2 as detailed in the table below. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of December 31, 2022:
Money market funds	1	$2,380	$-	$-	$2,380
Commercial paper	2	$13,975	$1	$(9)	$13,967
Bonds	2	$11,777	$-	$(353)	$11,424
Mutual funds	1	$466	$-	$(116)	$350
Equity investments	2	$6,054	$-	$(585)	$5,469

As of December 31, 2021:
Money market funds	1	$29,876	$-	$-	$29,876
Commercial paper	2	$2,248	$-	$-	$2,248
Bonds	2	$40,236	$97	$(37)	$40,296
Mutual funds	1	$558	$1	$-	$559
Equity investments	2	$5,675	$-	$(207)	$5,468

The above equity investments represent an investment in two companies at December 31, 2022 and are classified as available for sale. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest an investment may not be recoverable. As of December 31, 2022, we had seven bond investments in a loss position for more than 12 months.

At December 31, 2022, the length of time until maturity of the bonds we currently own ranged from one to 36 months and the length of time until maturity of the commercial paper ranged from one to four months.

We use a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. Our credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as our portfolio. We also apply an adjustment factor to these credit loss calculations based upon our assessment of the expected impact from current economic conditions on our investments. We monitor the credit quality of debt securities classified as held-to-maturity through the use of their respective credit ratings and update them on a quarterly basis with our latest assessment completed on December 31, 2022. Our allowance for credit losses was $2 thousand as of December 31, 2022 and $29 thousand as of December 31, 2021. The decrease in allowance was primarily due to the decrease in the balance of the underlying assets.

The following table summarizes the amortized cost of our held-to-maturity bonds at December 31, 2022, aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds
Credit Quality Indicators	Fed Govt. Bonds/Notes	Municipal Bonds	Corporate Bonds	Total
AA/A	$180	$-	$3,044	$3,224
BBB	-	-	8,553	8,553
TOTAL	$180	$-	$11,597	$11,777

(3) Patents and Licenses

Patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

December 31, 2022			December 31, 2021
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,655	15.67	$13,840	$12,538

Aggregate amortization expense for patents and licenses was $117 thousand for 2022 and $119 thousand for 2021. Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2023	$113
2024	$113
2025	$112
2026	$112
2027	$108

(4) Line of Credit

As of December 31, 2022 and 2021, we had a $75.0 million revolving credit facility with a money-center bank pursuant to which the lender is obligated to make advances until February 28, 2024. On February 12, 2021, this credit facility was amended to, among other things, extend the date for advances to February 28, 2024. The credit facility is secured by substantially all our inventories, equipment, and accounts receivable. The interest rate on borrowings under this credit facility is indexed to the 30-day, 60-day, or 90-day LIBOR, as selected by us, and was immaterial in 2022. We had no outstanding borrowings under the credit facility at December 31, 2022 or December 31, 2021. Our ability to borrow funds under the credit facility is contingent upon meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation, and amortization. At December 31, 2022, we were in compliance with all of the covenants.

(5) Income Taxes

The items comprising Provision for Income Taxes are as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Current — Federal	$8,030	$7,445	$3,166
— State	773	1,615	904
	8,803	9,060	4,070

Deferred — Federal	(3,021)	(3,349)	2,111
— State	(173)	(337)	171
	(3,194)	(3,686)	2,282
Provision for Income Taxes	$5,609	$5,374	$6,352

Temporary differences and carryforwards which have given rise to deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets
Benefit plans	$1,421	$1,853
Inventories	730	336
Capitalized R&D	2,275	--
Total deferred tax assets	4,426	2,189
Valuation allowance	--	(36)
Net deferred tax assets	4,426	2,153
Deferred tax liabilities
Property, plant, and equipment	6,334	7,289
Patents and goodwill	1,745	1,773
Other	235	173
Total deferred tax liabilities	8,314	9,235
Net deferred tax liabilities	$3,888	$7,082

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2022	2021	2020
Income tax expense at the statutory federal income tax rate	$8,530	$8,070	$8,078
Increase (decrease) resulting from:
State income taxes	438	1,027	839
R&D tax credits	(1,332)	(1,703)	(1,589)
Foreign-derived intangible income deduction	(2,133)	(2,091)	(1,051)
Excess tax benefit from stock compensation	(97)	(185)	(81)
Uncertain tax positions	--	--	(450)
Other, net	203	256	606
Provision for Income Taxes	$5,609	$5,374	$6,352

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2020	$450
Increase in tax positions for prior years	8
Increase in tax positions for current years	--
Lapse in statutes of limitation	(458)
Gross unrecognized tax benefits at December 31, 2020	$--
Increase in tax positions for prior years	--
Increase in tax positions for current year	--
Lapse in statutes of limitation	--
Gross unrecognized tax benefits at December 31, 2021	$--
Increase in tax positions for prior years	--
Increase in tax positions for current year	--
Lapse in statutes of limitation	--
Gross unrecognized tax benefits at December 31, 2022	$--

We are subject to United States federal income tax as well as to income tax of multiple state jurisdictions. We have concluded all United States federal income tax matters, as well as all material state and local income tax matters, for years through 2017. The Internal Revenue Service is currently auditing our 2018 federal tax return.

On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) was signed into law in the United States. We do not currently expect the Inflation Reduction Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity.

We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Tax expense included a net interest benefit of zero for the years ended December 31, 2022 and December 31, 2021 and $35 thousand for the year ended December 31, 2020.

(6) Stockholders’ Equity

Our Board of Directors has at various times authorized repurchases of our stock in open-market or privately-negotiated transactions at such times and at such prices as management or the Board of Directors may from time to time determine. On May 21, 2015, our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 250 thousand shares of our common stock in open-market or privately-negotiated transactions. This program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2022, there remained 131,622 shares available for repurchase under this program. As of December 31, 2021, there remained 174,190 shares available for repurchase under this program. We repurchased a total of 42,568 shares of our common stock during 2022 and 27,828 shares in 2021 in open-market transactions.

We have increased our quarterly cash dividend rate in September of each of the past three years. The quarterly dividend rate was increased to $1.75 per share in September 2020, to $1.95 per share in September 2021, and to $2.15 per share in September 2022. Holders of our stock units earned non-cash dividend equivalents of $30 thousand in 2022 and $24 thousand in each of the years 2021 and 2020.

(7) Income Per Share

The following is the computation of basic and diluted net income per share:

	Year ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Net Income	$35,008	$33,055	$32,115

Weighted average basic shares outstanding	1,787	1,814	1,836
Add: Effect of dilutive securities	3	4	5
Weighted average diluted shares outstanding	1,790	1,818	1,841

Net Income per share
Basic	$19.59	$18.22	$17.49
Diluted	$19.56	$18.18	$17.44

Nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic income per share pursuant to the two-class method.

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Potentially dilutive securities have been excluded when their inclusion would be anti-dilutive. For the year ended December 31, 2022, there were no shares with an anti-dilutive effect. We excluded two shares of our common stock for the year ended December 31, 2021 and six shares of common stock for the year ended December 31, 2020.

(8) Stock-based Compensation

At December 31, 2022, we had two stock-based compensation plans described below.

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

A summary of stock option transactions for the year ended December 31, 2022, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2021	8,000	$501.03	0.3 years
Granted	--	--
Exercised	8,000	--
Outstanding at December 31, 2022	--	--	--

There were no outstanding options remaining at December 31, 2022. None of our grants includes performance-based or market-based vesting conditions.

There were no restricted stock grants during 2022 or 2021. During 2017, we granted two awards of restricted stock under the 2006 Plan. Under the terms of our restricted stock awards, the restrictions usually lapse over a five-year period. Both of the 2017 awards include restrictions on transfer for a two-year period following vesting. Under both plans, during the vesting period holders of restricted stock have voting rights and earn dividends, but the shares may not be sold, assigned, transferred, pledged, or otherwise encumbered. Nonvested shares are generally forfeited on termination of employment unless otherwise provided in the participant’s employment agreement or the termination is in connection with a change in control. We calculated the weighted average fair value per share of the restricted stock awarded in 2017 using the market value of our common stock on the date of the grant with a discount for post-vesting restrictions of 11.2%. We estimated this discount using the Chaffe protective put method. A summary of changes in nonvested restricted stock for the year ended December 31, 2022, is presented below:

Nonvested Shares	Shares	Weighted Average Award Date Fair Value Per Share
Restricted stock at December 31, 2021	1,180	$445.47
Granted	--	--
Vested	(1,180)	$445.47
Restricted stock at December 31, 2022	--	--

There were no remaining nonvested shares of restricted stock outstanding at December 31, 2022. The total fair value of restricted stock was $796 thousand for stock vested in 2022, $754 thousand for stock vested during 2021, and $762 thousand for stock vested in 2020.

During 2022, restricted stock units were granted to certain employees. All of our restricted stock units granted under both plans are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Nonvested restricted stock units are generally forfeited upon termination of employment unless the termination is in connection with a change in control. Under both plans, during the vesting period, holders of restricted stock units earn dividends in the form of additional units.

A summary of changes in stock units for the year ended December 31, 2022, is presented below:

Nonvested Stock Units	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Director’s Stock Units	Weighted Average Award Date Fair Value Per Unit
Nonvested at December 31, 2021	4,171	$666.14	--
Granted & Added	644	$618.99	7	$616.83
Forfeited	(374)	$649.30	--
Vested	(1,711)	$613.21	(7)	$616.83
Nonvested at December 31, 2022	2,730	$690.50	--

All nonvested restricted stock units at December 31, 2022 are expected to vest. The total intrinsic value of these outstanding stock units which were not convertible at December 31, 2022, including 515 stock units held for the accounts of non-employee directors, was $1.8 million. The total fair value of directors’ stock units was $4 thousand for units that vested during each of the years ended December 31, 2022 and 2021 and $11 thousand for units that vested during 2020.

During 2020, we granted 3,865 restricted stock units outside of the plans to three employees that will be settled in cash and are treated as liability-classified awards. The grant-date fair value per unit for these awards was $646.90. No grants of this type were made outside the plans prior to 2020. These units vest 20 percent each year over a five-year period beginning in 2021. Changes in the fair value of these awards are recorded to G&A expense over the vesting period of the award. The liability recorded for these units is adjusted to the current market value at the end of each reporting period. We paid cash of $524 thousand to settle the 20 percent vesting in 2022 and $485 thousand to settle the 20 percent vesting in 2021. At December 31, 2022, our recorded liability for the remaining units was $227 thousand. The intrinsic value of these units at December 31, 2022 was $1.304 million including accrued amounts for dividend equivalents.

The total value of stock awards to nonemployee directors awarded under the plans was $492 thousand in 2022 and $432 thousand in 2021. No stock awards were granted in 2020. These awards vested immediately at the time of the grants.

Compensation related to stock option awards, restricted stock, and restricted stock units that are treated as equity-classified awards is based on the fair market value of the stock on the date of the award. These fair values are then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

We recorded stock-based compensation expense as a G&A expense in the amount of $1.730 million for the year ended December 31, 2022, $2.312 million for the year ended December 31, 2021, and $1.731 million for the year ended December 31 2020, for all of the above-mentioned stock-based compensation arrangements. The total tax benefit recognized in the income statement from stock-based compensation arrangements was $461 thousand for the year ended December 31, 2022, $1.203 million for the year ended December 31, 2021, and $444 thousand for the year ended December 31, 2020. These amounts include excess tax benefits in each year.

Unrecognized compensation cost information for our various stock-based compensation awards is shown below as of December 31, 2022 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Stock options	$--	--
Restricted stock	--	--
Restricted stock units	1,079	3.4
Restricted stock units (to be settled in cash)	1,304	2.5
Total	$2,383

We have a policy of utilizing treasury shares to satisfy stock option exercises, stock unit conversions, and restricted stock awards that are equity-classified awards.

(9) Industry Segment and Geographic Information

We operate in one reportable industry segment: developing and manufacturing products primarily for medical applications. We have no foreign operating subsidiaries. We have other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of our medical products segment. Our revenues from sales to customers outside the United States totaled approximately 40 percent of our net revenues in 2022, 41 percent in 2021, and 42 percent in 2020. We have no assets located outside the United States.

(10)  Employee Retirement and Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. We make a matching contribution to the plan. Our contributions under this plan were $1.061 million in 2022, $980 thousand in 2021, and $917 thousand in 2020.

The Company has a Nonqualified Deferred Compensation Plan for certain key management or highly-compensated employees. The plan allows for the deferral of salary and bonus compensation until retirement or other specified payment events occur. Employees’ deferred compensation amounts are deemed to be invested in certain investment funds, indexes, or vehicles selected by our Compensation Committee and designated by each participant and their deferral balances are adjusted for earnings based upon the performance of these deemed investments. Our deferred compensation obligation under the plan was $2.355 million at December 31, 2022 and $2.031 million at December 31 2021. These amounts are reflected in “Other Liabilities and Deferred Credits” in the accompanying consolidated balance sheets.

(11)  Commitments and Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges, and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrue for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of December 31, 2022, we had no ongoing litigation or arbitration for such matters.

We had a dispute which was favorably settled in the third quarter of 2007. This settlement was amended in December 2008. The amended settlement agreement provides that we may receive annual payments from 2009 through 2024. We have not recorded $1.0 million in potential future payments under this settlement as of December 31, 2022 due to the uncertainty of payment.

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them. Termination under such circumstances at December 31, 2022, could have resulted in payments aggregating $5.4 million.

At December 31, 2022, the Company had lease obligations totaling $672 thousand with certain lessors for equipment and facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, were effective as of December 31, 2022. There were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Atrion Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 27, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 27, 2023

ITEM 9B. OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2022 that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Part III is omitted from this Form 10-K and is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders which we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2022.

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be filed in connection with our 2023 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed in connection with our 2023 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers, and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2023 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the section entitled “Securities Ownership” in our definitive proxy statement to be filed in connection with our 2023 annual meeting of stockholders is incorporated herein by reference.

Equity Compensation Plans

Equity incentive compensation plans under which shares of the Company's common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders(1)	2,730	—	96,547
Equity compensation plans not
approved by security holders	—	—	—
Total	2,730	—	96,547

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2023 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2023 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report on Form 10-K:

(1)	Financial Statements of the Company:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders’ Equity

(2)	Financial Statement Schedules:
Schedule II – Consolidated Valuation and Qualifying Accounts

	December 31, (Thousands)
	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Reserve	Ending Balance

Allowance for Doubtful Receivables
2022	$69	$45	$(43)	$71
2021	$41	$32	$(4)	$69
2020	$36	$22	$(17)	$41

Deferred Income Tax Valuation Allowance
2022	$36	$-	$(36)	$-
2021	$580	$-	$(544)	$36
2020	$593	$-	$(13)	$580

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

10cc	Nonqualified Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 10-Q filed November 8, 2017.
10dd	Retirement Agreement between Atrion Corporation and Jeffery Strickland dated July 29, 2022 incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 10-Q/A filed February 7, 2023
21	Subsidiaries of Atrion Corporation as of December 31, 2022. +
23	Consent of Grant Thornton LLP .+
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer. +
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer. +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002. +
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002. +
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Battat	President and Chief Executive	February 27, 2023
David A. Battat	Officer (Principal Executive Officer)

/s/ Jeffery Strickland	Vice President, Chief Financial Officer and	February 27, 2023
Jeffery Strickland	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Emile A Battat	Chairman	February 27, 2023
Emile A Battat

/s/ Hugh J. Morgan, Jr.	Director	February 27, 2023
Hugh J. Morgan, Jr.

/s/ John P. Stupp, Jr.	Director	February 27, 2023
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	February 27, 2023
Ronald N. Spaulding

/s/ Preston G. Athey	Director	February 27, 2023
Preston G. Athey

