Form 10-Q
period 2023-03-31
ATRION CORP
filed 2023-05-08
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 001-32982

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Allentown Parkway, Allen, Texas  75002

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 27, 2023
Common stock, Par Value $0.10 per share	1,760,495

ATRION CORPORATION AND SUBSIDIARIES

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)

Revenues	$39,993	$47,138
Cost of goods sold	24,912	27,894
Gross profit	15,081	19,244
Operating expenses:
Selling	2,727	2,517
General and administrative	6,254	5,100
Research and development	1,630	1,377
	10,611	8,994
Operating income	4,470	10,250

Interest and dividend income	240	137
Other investment income/(losses)	(721)	(240)
Other income	10	25
	(471)	(78)

Income before provision for income taxes	3,999	10,172
Provision for income taxes	(514)	(1,673)

Net income	$3,485	$8,499

Net income per basic share	$1.98	$4.73
Weighted average basic shares outstanding	1,762	1,799

Net income per diluted share	$1.98	$4.71
Weighted average diluted shares outstanding	1,763	1,803

Dividends per common share	$2.15	$1.95

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$4,563	$4,731
Short-term investments	13,013	21,152
Accounts receivable	19,424	23,951
Inventories	75,093	65,793
Prepaid expenses and other current assets	2,496	3,770
	114,589	119,397

Long-term investments	8,697	8,669

Property, plant and equipment	275,575	270,642
Less: accumulated depreciation and amortization	150,208	146,888
	125,367	123,754

Other assets and deferred charges:
Patents and licenses	1,157	1,185
Goodwill	9,730	9,730
Other	1,889	1,977
	12,776	12,892

Total assets	$261,429	$264,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,113	$18,024
Accrued income and other taxes	1,058	74
	17,171	18,098

Line of credit	-	-

Other non-current liabilities	5,617	7,073

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	66,382	66,347
Retained earnings	377,380	377,682
Treasury shares, 1,660 at March 31, 2023 and 1,659 at December 31, 2022, at cost	(205,463)	(204,830)
Total stockholders’ equity	238,641	239,541

Total liabilities and stockholders’ equity	$261,429	$264,712

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$3,485	$8,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,509	3,420
Deferred income taxes	(1,394)	(730)
Stock-based compensation	407	530
Net change in unrealized gains and losses on investments	721	167
Net change in accrued interest, premiums, and discounts on investments	(77)	77
Other	-	-
	6,651	11,963

Changes in operating assets and liabilities:
Accounts receivable	4,527	(3,135)
Inventories	(9,300)	(636)
Prepaid expenses	979	4
Other non-current assets	382	630
Accounts payable and accrued liabilities	167	318
Accrued income and other taxes	984	2,373
Other non-current liabilities	(62)	330
Cash flows from operating activities	4,328	11,847

Cash flows from investing activities:
Property, plant and equipment additions	(7,543)	(7,577)
Purchase of investments	(4,160)	(10,009)
Proceeds from sale of investments	52	82
Proceeds from maturities of investments	11,574	5,226
Cash flows from investing activities	(77)	(12,278)

Cash flows from financing activities:
Purchase of treasury stock	(613)	(3,447)
Shares tendered for employees’ withholding taxes on stock-based compensation	(22)	-
Dividends paid	(3,784)	(3,500)
Cash flows from financing activities	(4,419)	(6,947)

Net change in cash and cash equivalents	(168)	(7,378)
Cash and cash equivalents at beginning of period	4,731	32,264
Cash and cash equivalents at end of period	$4,563	$24,886

Cash paid for:
Income taxes	$146	$1,752

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended
	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balances, January 1, 2022	1,801	$342	1,619	$(174,544)	$61,174	$357,324	$244,296

Net income						8,499	8,499
Stock-based compensation transactions				6	386		392
Purchase of Treasury Stock	(6)		6	(3,447)			(3,447)
Dividends						(3,510)	(3,510)
Balances, March 31, 2022	1,795	$342	1,625	$(177,985)	$61,560	$362,313	$246,230

Balances, January 1, 2023	1,761	$342	1,659	$(204,830)	$66,347	$377,682	$239,541

Net income						3,485	3,485
Stock-based compensation transactions				2	35		37
Shares surrendered in stock transactions				(22)			(22)
Purchase of treasury stock	(1)		1	(613)			(613)
Dividends						(3,787)	(3,787)
Balances, March 31, 2023	1,760	$342	1,660	$(205,463)	$66,382	$377,380	$238,641

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Atrion Corporation and its subsidiaries (collectively referred to herein as “Atrion,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position, and cash flows. Certain prior-year balances have been reclassified in order to conform to the current year presentation. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that can have a significant impact on our revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 8, 2023, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments, and estimates and make changes as we deem necessary.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("2022 Form 10-K").

(2)          Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$35,367	$33,329
Work in process	15,093	13,618
Finished goods	24,633	18,846
Total inventories	$75,093	$65,793

(3)          Income per share

The following is the computation for basic and diluted income per share:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Net income	$3,485	$8,499
Weighted average basic shares outstanding outstanding	1,762	1,799
Add: Effect of dilutive securities	1	4
Weighted average diluted shares outstanding	1,763	1,803
Earnings per share:
Basic	$1.98	$4.73
Diluted	$1.98	$4.71

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Potential dilutive securities have been excluded when their inclusion would be anti-dilutive.

(4)            Investments

As of March 31, 2023, we held investments in commercial paper, bonds, money market accounts, mutual funds, and equity securities. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities, and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets which we intend to hold longer than 12 months.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s cash and cash equivalents and our short and long-term investments are as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents:
Money market funds	$2,207	$2,380
Commercial Paper	1,744	1,748
Cash deposits	612	603
Total cash and cash equivalents	$4,563	$4,731

Short-term investments:
Bonds (held-to-maturity)	$9,802	$8,597
Commercial paper (held-to-maturity)	2,976	12,227
Equity securities (available for sale)	236	330
Allowance for credit losses	(1)	(2)
Total short-term investments	$13,013	$21,152
Long-term investments:
Equity securities (available for sale)	$4,486	$5,139
Bonds (held-to-maturity)	3,886	3,180
Mutual funds (available for sale)	325	350
Total long-term investments	$8,697	$8,669
Total cash, cash equivalents and short and long-term investments	$26,273	$34,552

We utilize a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. During the first quarter of 2023, our allowance for credit losses was immaterial.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the amortized cost of our held-to-maturity bonds at March 31, 2023 aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds

Credit Quality Indicators	Fed Govt. Bonds/Notes	Municipal Bonds	Corporate Bonds	Totals
AAA/AA/A	$156	$-	$4,737	$4,893
BBB/BB	-	-	8,795	8,795
TOTAL	$156	$-	$13,532	$13,688

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

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of March 31, 2023:
Money market	1	$2,207	$-	$-	$2,207
Commercial paper	2	$4,720	$-	$(2)	$4,718
Bonds	2	$13,688	$8	$(251)	$13,445
Mutual funds	1	$416	$-	$(91)	$325
Equity investments	2	$6,054	$-	$(1,332)	$4,722

As of December 31, 2022:
Money Market	1	$2,380	$-	$-	$2,380
Commercial paper	2	$13,975	$1	$(9)	$13,967
Bonds	2	$11,777	$-	$(353)	$11,424
Mutual funds	1	$466	$-	$(116)	$350
Equity investments	2	$6,054	$-	$(585)	$5,469

The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. The bonds represent investments in various issuers at March 31, 2023. The unrealized losses for some of these bond investments reflect changes in interest rates following their acquisition. As of March 31, 2023, we had nine bond investments in a loss position for more than 12 months.

At March 31, 2023, the length of time until maturity of the commercial paper we owned ranged from less than a month to five months and the length of time to maturity for the bonds ranged from less than a month to 24 months.

As of March 31, 2023, there were expenditures of $3.4 million related to property, plant, and equipment included in our accounts payable and accrued liabilities balance.

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5)          Patents and Licenses

Patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

March 31, 2023			December 31, 2022
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,683	15.67	$13,840	$12,655

Aggregated amortization expense for patents and licenses was $28 thousand and $30 thousand in the three-month period ended March 31, 2023 and March 31, 2022, respectively.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2024	$113
2025	$112
2026	$112
2027	$108
2028	$108

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

A summary of revenue by geographic area, based on shipping destination, for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
United States	$24,868	$26,995
European Union	8,085	9,337
All other regions	7,040	10,806
Total	$39,993	$47,138

ATRION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of revenue by product line for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
Fluid Delivery	$17,587	$24,114
Cardiovascular	15,665	15,303
Ophthalmology	1,359	1,084
Other	5,382	6,637
Total	$39,993	$47,138

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

For the three months ended March 31, 2023, we reported revenues of $40.0 million, down 15 percent, operating income of $4.5 million, down 56 percent, and net income of $3.5 million, down 59 percent from the three months ended March 31, 2022.

Results for the three months ended March 31, 2023

Consolidated net income totaled $3.5 million, or $1.98 per basic and diluted share, in the first quarter of 2023. This is compared with consolidated net income of $8.5 million, or $4.73 per basic and $4.71 per diluted share, in the first quarter of 2022. The income per basic share computations are based on weighted average basic shares outstanding of 1,762 thousand in the 2023 period and 1,799 thousand in the 2022 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,763 thousand in the 2023 period and 1,803 thousand in the 2022 period.

Consolidated revenues of $40.0 million for the first quarter of 2023 were 15 percent lower than revenues of $47.1 million for the first quarter of 2022. Several customers unexpectedly pushed out deliveries of products citing concerns that a global economic slowdown is impacting the speed at which their inventories will be brought to appropriate levels. Our Fluid Delivery product line revenue decreased 27 percent and our Other product line revenue declined by 19 percent.

Revenues by product line were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Fluid Delivery	$17,587	$24,114
Cardiovascular	15,665	15,303
Ophthalmology	1,359	1,084
Other	5,382	6,637
Total	$39,993	$47,138

Cost of goods sold of $24.9 million for the first quarter of 2023 was 11 percent lower than our cost of goods sold of $27.9 million for the first quarter of 2022, primarily due to lower sales volumes. Our cost of goods sold in the first quarter of 2023 was 62.3 percent of revenue compared to 59.2 percent of revenue in the first quarter of 2022.

Gross profit of $15.1 million in the first quarter of 2023 was down $4.2 million or 22 percent versus the comparable 2022 period. Our gross profit percentage in the first quarter of 2023 was 37.7 percent of revenues compared with 40.8 percent of revenues in the first quarter of 2022. The decrease in gross profit percentage in the 2023 period compared to the 2022 period was related to higher manufacturing costs and the mix of products shipped.

Our first quarter 2023 operating expenses of $10.6 million were $1.6 million higher than the operating expenses for the first quarter of 2022. This increase was attributable to a $1.2 million increase in general and administrative expenses, primarily for compensation related to a one-time retirement-related bonus, a $253 thousand increase in R&D expenses, primarily related to compensation and outside services, and a $211 thousand increase in selling expenses related to compensation.

Operating income of $4.5 million in the first quarter of 2023 represented a $5.8 million, or 56.4 percent, decrease in operating income over first quarter 2022 operating income. This decrease was due to lower sales and higher operating expenses, partially offset by lower cost of goods sold. Operating income was 11.2 percent of revenues for the first quarter of 2023 and 21.7 percent of revenues for the first quarter of 2022.

Interest and dividend income in the first quarter of 2023 was $240 thousand compared with $137 thousand for the same period in the prior year. The increase was attributable to higher interest income received on investments.

Other investment income in the first quarter of 2023 was a $721 thousand loss compared with a loss of $240 thousand in the first quarter of 2022. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of the investments in each quarter.

Income tax expense was $514 thousand for first quarter of 2023 compared with $1.7 million for the first quarter of 2022. The decrease in tax expense is due to lower taxable income. The effective tax rate for the first quarter of 2023 was 12.9 percent compared with 16.4 percent for the first quarter of 2022. The decrease in the first quarter 2023 period effective tax rate was primarily related to the impact of the R&D tax credit on lower income before income taxes.

Liquidity and Capital Resources

As of March 31, 2023, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2024. The credit facility is secured by substantially all of our inventories, equipment, and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day, or 90-day LIBOR, as selected by us, plus 1.0 percent and is payable monthly. We had no outstanding borrowings under the credit facility at March 31, 2023, and we were in compliance with all financial covenants.

At March 31, 2023, we had a total of $26.3 million in cash and cash equivalents, short-term investments, and long-term investments. At December 31, 2022, cash and cash equivalents, short-term investments, and long-term investments totaled $34.6 million.

Cash flows from operating activities of $4.3 million for the three months ended March 31, 2023 were primarily comprised of net income plus the net effect of non-cash expenses, an increase in inventory, and a decrease in accounts receivable. During the first three months of 2023, we used $7.5 million for the addition of property and equipment, $4.2 million for the purchase of investments, $3.8 million for dividends, and $613 thousand for the purchase of treasury stock. During the same period, maturities and sales of investments generated $11.6 million in cash. For the three months ended March 31, 2022, cash flows from operating activities of $11.8 million were primarily comprised of net income plus the net effect of non-cash expenses and an increase in accounts receivable. During the first three months of 2022, we used $10.0 million for the purchase of investments, $7.6 million for the addition of property and equipment, $3.5 million for dividends, and $3.4 million for the purchase of treasury stock. During the same period, maturities and sales of investments generated $5.2 million in cash.

At March 31, 2023, we had working capital of $97.4 million, including $4.6 million in cash and cash equivalents and $13.0 million in short-term investments, compared to working capital of $101.3 million at December 31, 2022. The $3.9 million decrease in working capital during the first three months of 2023 was primarily related to a decrease in short term investments and accounts receivable, partially offset by an increase in inventory.

We believe that our $26.3 million in cash, cash equivalents, short-term investments, and long-term investments, along with cash flows from operations and available borrowings of up to $75.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future, including the remaining costs associated with the expansion of one of our manufacturing facilities. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary.

COVID-19 Impact

The COVID-19 pandemic has impacted the global economy and our business, caused market instability and uncertainty in the labor market, and put pressure on supply chains and healthcare systems. Even with the public health actions that have been taken to reduce the spread and severity of the virus, the global economy and markets continue to experience disruptions, and the virus may continue to pose future risks with the emergence of new variants. We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes to manage our response and assess and seek to mitigate potential adverse impacts on our business. For additional discussion regarding the COVID-19 pandemic and our related risks, see Part I, Item 1A, “Risk Factors” included in our 2022 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For the quarter ended March 31, 2023, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2022 Form 10-K.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

Item 1A. Risk Factors.

As of the date of this Report, there has been no material change in the risk factors described in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to our purchases of our common stock during each month in the three month period ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2023 to 1/31/2023	--	--	--	131,622
2/1/2023 to 2/28/2023	--	--	--	131,622
3/1/2023 to 3/31/2023	1,035	$592.43	1,035	130,587
Total	1,035	$592.43	1,035	130,587

(1)

On May 21, 2015, our Board of Directors approved a stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. At March 31, 2023, we had repurchased 119,413 shares of our common stock authorized under the program approved in May 2015. Our stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

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

Atrion Corporation (Registrant)

Date: May 8, 2023	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: May 8, 2023	By:	/s/ Cindy Ferguson
Cindy Ferguson
Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

