Form 10-Q
period 2023-06-30
ATRION CORP
filed 2023-08-08
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the  Quarterly Period Ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 28, 2023
Common stock, Par Value $0.10 per share	1,759,650

ATRION CORPORATION AND SUBSIDIARIES

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Revenues	$43,838	$48,882	$83,831	$96,020
Cost of goods sold	26,584	28,049	51,496	55,943
Gross profit	17,254	20,833	32,335	40,077
Operating expenses:
Selling	2,317	2,629	5,045	5,146
General and administrative	5,951	5,622	12,205	10,723
Research and development	1,607	1,553	3,236	2,929
	9,875	9,804	20,486	18,798
Operating income	7,379	11,029	11,849	21,279

Interest and dividend income	127	292	367	429
Other investment income/(losses)	98	(308)	(623)	(548)
Other income	29	60	39	85
Interest Expense	(27)	-	(27)	-
	227	44	(244)	(34)

Income before provision for income taxes	7,606	11,073	11,605	21,245
Provision for income taxes	(1,043)	(1,725)	(1,557)	(3,398)

Net income	$6,563	$9,348	$10,048	$17,847

Net income per basic share	$3.73	$5.21	$5.71	$9.94
Weighted average basic shares outstanding	1,760	1,794	1,761	1,796

Net income per diluted share	$3.73	$5.20	$5.70	$9.91
Weighted average diluted shares outstanding	1,761	1,798	1,762	1,800

Dividends per common share	$2.15	$1.95	$4.30	$3.90

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$309	$4,731
Short-term investments	5,132	21,152
Accounts receivable	23,693	23,951
Inventories	80,252	65,793
Prepaid expenses and other current assets	6,623	3,770
	116,009	119,397

Long-term investments	10,186	8,669

Property, plant and equipment	281,359	270,642
Less accumulated depreciation and amortization	153,652	146,888
	127,707	123,754

Other assets and deferred charges:
Patents and licenses	1,128	1,185
Goodwill	9,730	9,730
Other	2,065	1,977
	12,923	12,892

Total assets	$266,825	$264,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$15,555	$18,024
Accrued income and other taxes	873	74
	16,428	18,098

Line of credit	3,835	-

Other non-current liabilities	5,646	7,073

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	66,946	66,347
Retained earnings	380,152	377,682
Treasury shares,1,660 at June 30, 2023 and 1,659 at December 31, 2022, at cost	(206,524)	(204,830)
Total stockholders’ equity	240,916	239,541

Total liabilities and stockholders’ equity	$266,825	$264,712

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$10,048	$17,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,264	6,866
Deferred income taxes	(1,249)	(535)
Stock-based compensation	1,039	1,321
Net change in unrealized gains and losses on investments	623	475
Net change in accrued interest, premiums, and discounts on investments	(111)	202
Other	-	-
	17,614	26,176

Changes in operating assets and liabilities:
Accounts receivable	258	(6,516)
Inventories	(14,459)	(3,503)
Prepaid expenses	(3,142)	(2,201)
Other non-current assets	200	573
Accounts payable and accrued liabilities	2,637	2,165
Accrued income and other taxes	799	1,141
Other non-current liabilities	(177)	502
Cash flows from operating activities	3,730	18,337

Cash flows from investing activities:
Property, plant and equipment additions	(16,702)	(15,247)
Purchase of investments	(5,644)	(22,322)
Proceeds from sale of investments	131	208
Proceeds from maturities of investments	19,503	19,978
Cash flows from investing activities	(2,712)	(17,383)

Cash flows from financing activities:
Purchase of treasury stock	(1,650)	(9,340)
Shares tendered for employees’ withholding taxes on stock-based compensation	(57)	(454)
Dividends paid	(7,568)	(6,987)
Proceeds from draw on line of credit	14,540	-
Repayment of draw on line of credit	(10,705)	-
Cash flows from financing activities	(5,440)	(16,781)

Net change in cash and cash equivalents	(4,422)	(15,827)
Cash and cash equivalents at beginning of period	4,731	32,264
Cash and cash equivalents at end of period	$309	$16,437

Cash paid for:
Income taxes	$2,853	$3,952
Non-cash financing activities: Non-cash effect of stock option exercises	$-	$4,008

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

ATRION CORPORATION AND SUBSIDIARIES

NOTES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended
	Common Stock		Treasury Stock		Additional
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balances, April 1, 2022	1,795	$342	1,625	$(177,985)	$61,560	$362,313	$246,230

Net income						9,348	9,348
Stock-based compensation transactions	3		(3)	(3,887)	4,607		720
Shares surrendered in stock transactions	(1)		1	(454)			(454)
Purchase of treasury stock	(9)		9	(5,893)			(5,893)
Dividends						(3,496)	(3,496)
Balances, June 30, 2022	1,788	$342	1,632	$(188,219)	$66,167	$368,165	$246,455
Balances, April 1, 2023	1,760	$342	1,660	$(205,463)	$66,382	$377,380	$238,641

Net income						6,563	6,563
Stock-based compensation transactions	1		(1)	11	564		575
Shares surrendered in stock transactions				(35)			(35)
Purchase of treasury stock	(1)		1	(1,037)			(1,037)
Dividends						(3,791)	(3,791)
Balances, June 30, 2023	1,760	$342	1,660	$(206,524)	$66,946	$380,152	$240,916

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

NOTES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended
	Common Stock		Treasury Stock		Additional
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balances, January 1, 2022	1,801	$342	1,619	$(174,544)	$61,174	$357,324	$244,296

Net income						17,847	17,847
Stock-based compensation transactions	3		(3)	(3,881)	4,993		1,112
Shares surrendered in stock transactions	(1)		1	(454)			(454)
Purchase of Treasury Stock	(15)		15	(9,340)			(9,340)
Dividends						(7,006)	(7,006)
Balances, June 30, 2022	1,788	$342	1,632	$(188,219)	$66,167	$368,165	$246,455
Balances, January 1, 2023	1,761	$342	1,659	$(204,830)	$66,347	$377,682	$239,541

Net income						10,048	10,048
Stock-based compensation transactions	1		(1)	13	599		612
Shares surrendered in stock transactions				(57)			(57)
Purchase of Treasury Stock	(2)		2	(1,650)			(1,650)
Dividends						(7,578)	(7,578)
Balances, June 30, 2023	1,760	$342	1,660	$(206,524)	$66,946	$380,152	$240,916

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Atrion Corporation and its subsidiaries (collectively referred to herein as “Atrion,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that can have a significant impact on our revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 8, 2023, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments, and estimates, and make changes as we deem necessary.

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

(2) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$38,320	$33,329
Work in process	15,870	13,618
Finished goods	26,062	18,846
Total inventories	$80,252	$65,793

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Income per share

The following is the computation for basic and diluted income per share:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Net income	$6,563	$9,348	$10,048	$17,847
Weighted average basic shares outstanding	1,760	1,794	1,761	1,796
Add: Effect of dilutive securities	1	4	1	4
Weighted average diluted shares outstanding	1,761	1,798	1,762	1,800
Earnings per share:
Basic	$3.73	$5.21	$5.71	$9.94
Diluted	$3.73	$5.20	$5.70	$9.91

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Potential dilutive securities have been excluded when their inclusion would be anti-dilutive.

(4)  Investments

As of June 30, 2023, we held investments in commercial paper, bonds, money market accounts, mutual funds, and equity securities. The commercial paper and bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities, and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets which we intend to hold longer than 12 months.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s cash and cash equivalents and our short- and long-term investments are as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents:
Money market funds	$307	$2,380
Cash deposits	2	603
Commercial paper	-	1,748
Total cash and cash equivalents	$309	$4,731

Short-term investments:
Bonds (held-to-maturity)	$4,164	$8,597
Commercial paper (held-to-maturity)	745	12,227
Equity securities (available for sale)	223	330
Allowance for credit losses	-	(2)
Total short-term investments	$5,132	$21,152
Long-term investments:
Equity securities (available for sale)	$4,506	$5,139
Bonds (held-to-maturity)	3,860	3,180
Mutual funds (available for sale)	1,820	350
Total long-term investments	$10,186	$8,669
Total cash, cash equivalents and short and long-term investments	$15,627	$34,552

We utilize a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. During the second quarter of 2023, our allowance for credit losses was immaterial.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the amortized cost of our held-to-maturity bonds at June 30, 2023 aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds
Credit Quality Indicators	Fed Govt. Bonds/Notes	Municipal Bonds	Corporate Bonds	Totals
AAA/AA/A	$127	$-	$4,100	$4,227
BBB/BB	-	-	3,797	3,797
TOTAL	$127	$-	$7,897	$8,024

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

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of June 30, 2023:
Money market	1	307	$-	$-	$307
Commercial paper	2	745	$-	$-	$745
Bonds	2	8,024	$2	$(197)	$7,829
Mutual funds	1	1,821	$-	$(1)	$1,820
Equity investments	2	6,054	$-	$(1,325)	$4,729

As of December 31, 2022:
Money Market	1	2,380	$-	$-	$2,380
Commercial paper	2	13,975	$1	$(9)	$13,967
Bonds	2	11,777	$-	$(353)	$11,424
Mutual funds	1	466	$-	$(116)	$350
Equity investments	2	6,054	$-	$(585)	$5,469

The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. The bonds represent investments in various issuers at June 30, 2023. The unrealized losses for some of these bond investments reflect changes in interest rates following their acquisition. As of June 30, 2023, we had seven bond investments in a loss position for more than 12 months.

At June 30, 2023, the length of time until maturity of the commercial paper we owned ranged from less than a month to two months and the length of time to maturity for the bonds ranged from less than a month to 23 months.

As of June 30, 2023, there were expenditures of $199 thousand related to property, plant, and equipment included in our accounts payable and accrued liabilities balance.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Patents and Licenses

Patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

June 30, 2023			December 31, 2022
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,712	15.67	$13,840	$12,655

Aggregated amortization expense for patents and licenses was $28 thousand and $30 thousand in the three-month period ended June 30, 2023 and June 30, 2022, respectively. Aggregated amortization expense for patents and licenses was $57 thousand and $60 thousand in the six-month period ended June 30, 2023 and June 30, 2022, respectively.

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

A summary of revenue by geographic area, based on shipping destination, for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	$27,580	$29,346	$52,448	$56,341
European Union	6,581	8,142	14,666	17,479
All other regions	9,677	11,394	16,717	22,200
Total	$43,838	$48,882	$83,831	$96,020

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of revenue by product line for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fluid Delivery	$17,287	$21,556	$34,874	$45,670
Cardiovascular	18,733	18,082	34,398	33,385
Ophthalmology	2,790	1,804	4,149	2,888
Other	5,028	7,440	10,410	14,077
Total	$43,838	$48,882	$83,831	$96,020

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

Our strategic objective is to further enhance our position in our served markets by:

•	Focusing on customer needs;
•	Expanding existing product lines and developing new ones;
•	Investing in our future growth, while balancing the need to sensibly control cost; and
•	Preserving and fostering a collaborative, entrepreneurial management culture.

For the three months ended June 30, 2023, we reported revenues of $43.8 million, down 10 percent, operating income of $7.4 million, down 33 percent, and net income of $6.6 million, down 30 percent from the three months ended June 30, 2022.

Results for the three months ended June 30, 2023

Consolidated net income totaled $6.6 million, or $3.73 per basic and $3.73 per diluted share, in the second quarter of 2023. This is compared with consolidated net income of $9.3 million, or $5.21 per basic and $5.20 per diluted share, in the second quarter of 2022. The income per basic share computations are based on weighted average basic shares outstanding of 1,760 thousand in the 2023 period and 1,794 thousand in the 2022 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,761 thousand in the 2023 period and 1,798 thousand in the 2022 period.

Consolidated revenues of $43.8 million for the second quarter of 2023 were 10.3 percent lower than revenues of $48.9 million for the second quarter of 2022 as customers cite continuing efforts to bring their inventories to appropriate levels. Our second quarter 2023 results were unfavorably impacted by a 19.8% decrease in Fluid Delivery revenue and 32.4% decrease in Other product line revenue partially offset by a 54.7% increase in Ophthalmic and 3.6% increase in Cardiovascular revenues compared to the second quarter of 2022.

Revenues by product line were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022

Fluid Delivery	$17,287	$21,556
Cardiovascular	18,733	18,082
Ophthalmology	2,790	1,804
Other	5,028	7,440
Total	$43,838	$48,882

Cost of goods sold of $26.6 million for the second quarter of 2023 was 5 percent lower than our cost of goods sold of $28.0 million for the second quarter of 2022, primarily due to lower sales volumes. Our cost of goods sold in the second quarter of 2023 was 60.6 percent of revenue compared to 57.4 percent of revenue in the second quarter of 2022.

Gross profit of $17.3 million in the second quarter of 2023 was $3.6 million or 17.2 percent lower than in the comparable 2022 period. Our gross profit percentage in the second quarter of 2023 was 39.4 percent of revenues compared with 42.6 percent of revenues in the second quarter of 2022. The decrease in gross profit percentage in the 2023 period compared to the 2022 period was related to higher manufacturing costs.

Our second quarter 2023 operating expenses of $9.9 million were $71 thousand higher than the operating expenses for the second quarter of 2022. This increase was attributable to a $328 thousand increase in general and administrative expenses, and a $54 thousand increase in R&D expenses, both of which were primarily for outside services, partially offset by a $312 thousand decrease in selling expenses, primarily for outside services.

Operating income of $7.4 million in the second quarter of 2023 represented a $3.7 million, or 33.1 percent, decrease in operating income compared to second quarter 2022 operating income. This decrease was due to lower sales and the gross profit decrease discussed above. Operating income was 16.8 percent of revenues for the second quarter of 2023 and 22.6 percent of revenues for the second quarter of 2022.

Interest and dividend income in the second quarter of 2023 was $127 thousand compared with $292 thousand for the same period in the prior year. The decrease in interest and dividend income was due to dividends received on equity investments in the prior-year period.

Other investment income in the second quarter of 2023 was a $98 thousand gain compared with Other investment loss of $308 thousand in the second quarter of 2022. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of the investments in each quarter.

Income tax expense was $1.0 million for the second quarter of 2023 compared with $1.7 million for the second quarter of 2022. The effective tax rate for the second quarter of 2023 was 13.7 percent compared with 15.6 percent for the second quarter of 2022. The decrease in the second quarter 2023 period effective tax rate was primarily related to the impact of the R&D tax credit on lower income before income taxes.

Results for the six months ended June 30, 2023

Consolidated net income totaled $10.0 million, or $5.71 per basic and $5.70 per diluted share, in the first six months of 2023. This is compared with consolidated net income of $17.8 million, or $9.94 per basic and $9.91 per diluted share, in the first six months of 2022. The income per basic share computations are based on weighted average basic shares outstanding of 1,761 thousand in the 2023 period and 1,796 thousand in the 2022 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,762 thousand in the 2023 period and 1,800 thousand in the 2022 period.

Consolidated revenues of $83.8 million for the first six months of 2023 were 12.7 percent lower than revenues of $96.0 million for the first six months of 2022. This decrease in revenue was due to decreased sales volumes in our Fluid Delivery and Other product lines.

Revenues by product line were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022

Fluid Delivery	$34,874	$45,670
Cardiovascular	34,398	33,385
Ophthalmology	4,149	2,888
Other	10,410	14,077
Total	$83,831	$96,020

Cost of goods sold of $51.5 million for the first six months of 2023 was $4.4 million lower than in the comparable 2022 period. This decrease was mainly due to lower sales volumes. Our cost of goods sold in the first six months of 2023 was 61.4 percent of revenues compared to 58.2 percent of revenues in the first six months of 2022.

Gross profit was $32.3 million in the first six months of 2023 and $40.1 million in the first six months of 2022. Our gross profit percentage was 38.6 percent of revenues in the first six months in 2023 and 41.7 percent in 2022. The decrease in gross profit percentage in the 2023 period compared to the 2022 period was related to higher manufacturing costs.

Operating expenses of $20.5 million for the first six months of 2023 were $1.7 million higher than the operating expenses for the first six months of 2022. This increase was attributable to a $1.5 million increase in general and administrative expenses, primarily for compensation related to a one-time retirement-related bonus, and a $307 thousand increase in R&D expenses, primarily for compensation and outside services. This increase was partially offset by a $101 thousand decrease in selling expenses, primarily for outside services.

Operating income of $11.8 million for the first six months of 2023 represented a $9.4 million or 44.3 percent decrease in operating income from the first six months of 2022. Operating income was 14.1 percent of revenues for the first six months of 2023 and 22.2 percent of revenues for the first six months of 2022.

Interest and dividend income for the first six months of 2023 was $367 thousand, compared with $429 thousand for the same period in the prior year. The decrease in interest and dividend income was primarily due to dividends received on equity investments in the prior-year period.

Other investment income for the first six months of 2023 was a $623 thousand loss compared to a $548 thousand loss in the first six months of 2022. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of our investments in each time period.

Income tax expense was $1.6 million for the first six months in 2023 and $3.4 million for the first six months in 2022. The effective tax rate for the first six months of 2023 was 13.4 percent, compared with 16.0 percent for the first six months of 2022. The decrease in the 2023 period effective tax rate was primarily related to the impact of the R&D tax credit on lower income before income taxes.

Liquidity and Capital Resources

As of June 30, 2023, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2024. The credit facility is secured by substantially all of our inventories, equipment, and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day, or 90-day Adjusted Term SOFR, as selected by us, plus 1.0 percent and is payable monthly. We had outstanding borrowings under the credit facility at June 30, 2023 of $3.8 million and we were in compliance with all financial covenants.

At June 30, 2023, we had a total of $15.6 million in cash and cash equivalents, short-term investments, and long-term investments. At December 31, 2022, cash and cash equivalents, short-term investments, and long-term investments totaled $34.6 million.

Cash flows from operating activities of $3.7 million for the six months ended June 30, 2023 were primarily comprised of net income plus the net effect of non-cash expenses and an increase in inventory and prepaid expenses. During the first six months of 2023, we used $16.7 million for the addition of property and equipment, $7.6 million for dividends, $5.6 million for the purchase of investments, and $1.7 million for the purchase of treasury stock. During the same period, our maturities and sales of investments generated $19.5 million in cash, and our cash borrowings under our credit facility at June 30, 2023 were $3.8 million. For the six months ended June 30, 2022, cash flows from operating activities of $18.3 million were primarily comprised of net income plus the net effect of non-cash expenses and an increase in accounts payable. During the first six months of 2022, we used $22.3 million for the purchase of investments, $15.2 million for the addition of property and equipment, $7.0 million for dividends, and $9.3 million for the purchase of treasury stock. During the same period, maturities and sales of investments generated $20.2 million in cash.

At June 30, 2023, we had working capital of $99.6 million, including $309 thousand in cash and cash equivalents and $5.1 million in short-term investments, compared to working capital of $101.3 million at December 31, 2022. The $1.7 million decrease in working capital during the first six months of 2023 was primarily related to a decrease in cash and short-term investments, partially offset by an increase in inventory and prepaid expenses.

We believe that our $15.6 million in cash, cash equivalents, short-term investments, and long-term investments, along with cash flows from operations and available borrowings of up to $71.2 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary.

COVID-19 Impact

We believe the impact of COVID-19 on our business has largely diminished at this time; however, uncertainties continue, particularly around disruptions to the global economy, supply chains, and healthcare systems. Even with the public health actions that have been taken to date, the disease may pose future risks with the emergence of new variants. We will continue to monitor COVID-19 as well as resulting legislative and regulatory changes to manage our response and assess and seek to mitigate potential adverse impacts on our business. For additional discussion regarding COVID-19 and our related risks, see Part I, Item 1A, “Risk Factors” included in our 2022 Form 10-K.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow, and borrowings under the credit facility, and our access to equity and debt financing. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that COVID-19 leads to further material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to COVID-19; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that COVID-19 further disrupts local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For the quarter ended June 30, 2023, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2022 Form 10-K.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

Item 1A. Risk Factors.

As of the date of this Report, there has been no material change in the risk factors described in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to our purchases of our common stock during each month in the three-month period ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/2023 to 4/30/2023	51	$605.67	51	130,536
5/1/2023 to 5/31/2023	1,783	$564.44	1,783	128,753
6/1/2023 to 6/30/2023	--	--	--	128,753
Total	1,834	$565.59	1,834	128,753

(1) On May 21, 2015, our Board of Directors approved a stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. At June 30, 2023, we had repurchased 121,247 shares of our common stock authorized under the program approved in May 2015. Our stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
10.1	Second Amendment to Credit Agreement dated as of June 29, 2023 by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender

10.2	Atrion Corporation 2023 Annual Incentive Compensation Plan incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 8-K filed May 25, 2023

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation (Registrant)

Date: August 8, 2023	By:	/s/ David A. Battat
David A. Battat
President and Chief Executive Officer

Date: August 8, 2023	By:	/s/ Cindy Ferguson
Cindy Ferguson
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

