Form 10-Q
period 2023-09-30
ATRION CORP
filed 2023-11-07
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 001-32982

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 27, 2023
Common stock, Par Value $0.10 per share	1,759,836

ATRION CORPORATION AND SUBSIDIARIES

PART I.	Financial Information	3

Item 1.	Financial Statements	4

	Condensed Consolidated Statements of Income (Unaudited) For the Three and Nine Months Ended September 30, 2023 and September 30, 2022	4

	Condensed Consolidated Balance Sheets (Unaudited) September 30, 2023 and December 31, 2022	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2023 and September 30, 2022	6

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) For the Three and Nine Months Ended September 30, 2023 and September 30, 2022	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	Other Information	21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	22

SIGNATURES		23

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Revenues	$41,911	$44,631	$125,742	$140,651
Cost of goods sold	28,175	26,978	79,671	82,921
Gross profit	13,736	17,653	46,071	57,730
Operating expenses:
Selling	2,348	2,306	7,392	7,451
General and administrative	5,453	4,493	17,658	15,217
Research and development	1,869	1,251	5,106	4,180
	9,670	8,050	30,156	26,848
Operating income	4,066	9,603	15,915	30,882

Interest and dividend income	320	210	687	639
Other investment income/(losses)	(782)	764	(1,405)	216
Other income	-	7	39	92
Interest Expense	(97)	-	(124)	-
	(559)	981	(803)	947

Income before provision for income taxes	3,507	10,584	15,112	31,829
Provision for income taxes	(568)	(1,745)	(2,125)	(5,143)

Net income	$2,939	$8,839	$12,987	$26,686

Net income per basic share	$1.67	$4.95	$7.38	$14.89
Weighted average basic shares outstanding	1,760	1,786	1,761	1,793

Net income per diluted share	$1.67	$4.94	$7.37	$14.86
Weighted average diluted shares outstanding	1,761	1,788	1,762	1,796

Dividends per common share	$2.20	$2.15	$6.50	$6.05

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$658	$4,731
Short-term investments	3,839	21,152
Accounts receivable	23,290	23,951
Inventories	82,946	65,793
Prepaid expenses and other current assets	5,010	3,770
	115,743	119,397

Long-term investments	9,474	8,669

Property, plant and equipment	284,079	270,642
Less accumulated depreciation and amortization	157,313	146,888
	126,766	123,754

Other assets and deferred charges:
Patents and licenses	1,100	1,185
Goodwill	9,730	9,730
Other	1,996	1,977
	12,826	12,892

Total assets	$264,809	$264,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$13,915	$18,024
Accrued income and other taxes	1,351	74
	15,266	18,098

Line of credit	4,500	-

Other non-current liabilities	4,861	7,073

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	67,165	66,347
Retained earnings	379,213	377,682
Treasury shares,1,660 at September 30, 2023 and 1,659 at December 31, 2022, at cost	(206,538)	(204,830)
Total stockholders’ equity	240,182	239,541

Total liabilities and stockholders’ equity	$264,809	$264,712

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$12,987	$26,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,090	10,339
Deferred income taxes	(1,931)	(2,391)
Stock-based compensation	1,319	1,523
Net change in unrealized gains and losses on investments	1,405	(289)
Net change in accrued interest, premiums, and discounts on investments	(98)	219
Other	-	-
	24,772	36,087
Changes in operating assets and liabilities:
Accounts receivable	661	(1,015)
Inventories	(17,153)	(8,846)
Prepaid expenses	(1,450)	(575)
Other non-current assets	191	606
Accounts payable and accrued liabilities	1,130	(403)
Accrued income and other taxes	1,277	2,523
Other non-current liabilities	(280)	570
Cash flows from operating activities	9,148	28,947

Cash flows from investing activities:
Property, plant and equipment additions	(19,757)	(25,321)
Purchase of investments	(5,648)	(25,544)
Proceeds from sale of investments	172	240
Proceeds from maturities of investments	20,676	42,426
Cash flows from investing activities	(4,557)	(8,199)

Cash flows from financing activities:
Purchase of treasury stock	(1,667)	(14,430)
Shares tendered for employees’ withholding taxes on stock-based compensation	(57)	(633)
Dividends paid	(11,440)	(10,824)
Proceeds from draw on line of credit	23,628	-
Repayment of draw on line of credit	(19,128)	-
Cash flows from financing activities	(8,664)	(25,887)

Net change in cash and cash equivalents	(4,073)	(5,139)
Cash and cash equivalents at beginning of period	4,731	32,264
Cash and cash equivalents at end of period	$658	$27,125

Cash paid for:
Income taxes	$3,366	$5,786
Non-cash financing activities: Non-cash effect of stock option exercises	$-	$4,008

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

ATRION CORPORATION AND SUBSIDIARIES
NOTES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended
	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balances, July 1, 2022	1,788	$342	1,632	$(188,219)	$66,167	$368,165	$246,455

Net income						8,839	8,839
Stock-based compensation transactions	1		(1)	14	77		91
Shares surrendered in stock transactions				(179)			(179)
Purchase of treasury stock	(9)		9	(5,090)			(5,090)
Dividends						(3,841)	(3,841)
Balances, September 30, 2022	1,780	$342	1,640	$(193,474)	$66,244	$373,163	$246,275

Balances, July 1, 2023	1,760	$342	1,660	$(206,541)	$66,946	$380,152	$240,899

Net income						2,939	2,939
Stock-based compensation transactions				3	219		222
Shares surrendered in stock transactions							-
Purchase of treasury stock							-
Dividends						(3,878)	(3,878)
Balances, September 30, 2023	1,760	$342	1,660	$(206,538)	$67,165	$379,213	$240,182

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES
NOTES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Nine Months Ended
	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balances, January 1, 2022	1,801	$342	1,619	$(174,544)	$61,174	$357,324	$244,296

Net income						26,686	26,686
Stock-based compensation transactions	4		(4)	(3,867)	5,070		1,203
Shares surrendered in stock transactions	(1)		1	(633)			(633)
Purchase of Treasury Stock	(24)		24	(14,430)			(14,430)
Dividends						(10,847)	(10,847)
Balances, September 30, 2022	1,780	$342	1,640	$(193,474)	$66,244	$373,163	$246,275

Balances, January 1, 2023	1,761	$342	1,659	$(204,830)	$66,347	$377,682	$239,541

Net income						12,987	12,987
Stock-based compensation transactions	1		(1)	16	818		834
Shares surrendered in stock transactions				(57)			(57)
Purchase of Treasury Stock	(2)		2	(1,667)			(1,667)
Dividends						(11,456)	(11,456)
Balances, September 30, 2023	1,760	$342	1,660	$(206,538)	$67,165	$379,213	$240,182

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Atrion Corporation and its subsidiaries (collectively referred to herein as “Atrion,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that can have a significant impact on our revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 7, 2023, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments, and estimates, and make changes as we deem necessary.

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

(2)  Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$37,890	$33,329
Work in process	17,036	13,618
Finished goods	28,020	18,846
Total inventories	$82,946	$65,793

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Income per share

The following is the computation for basic and diluted income per share:

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Net income	$2,939	$8,839	$12,987	$26,686
Weighted average basic shares outstanding	1,760	1,786	1,761	1,793
Add: Effect of dilutive securities	1	2	1	3
Weighted average diluted shares outstanding	1,761	1,788	1,762	1,796
Earnings per share:
Basic	$1.67	$4.95	$7.38	$14.89
Diluted	$1.67	$4.94	$7.37	$14.86

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Potential dilutive securities have been excluded when their inclusion would be anti-dilutive.

(4)  Investments

As of September 30, 2023, we held investments in bonds, money market accounts, mutual funds, and equity securities. The bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities, and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets which we intend to hold longer than 12 months.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s cash and cash equivalents and our short- and long-term investments are as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents:
Money market funds	$656	$2,380
Cash deposits	2	603
Commercial paper	-	1,748
Total cash and cash equivalents	$658	$4,731

Short-term investments:
Bonds (held-to-maturity)	$3,748	$8,597
Equity securities (available for sale)	91	330
Commercial paper (held-to-maturity)	-	12,227
Allowance for credit losses	-	(2)
Total short-term investments	$3,839	$21,152
Long-term investments:
Equity securities (available for sale)	$3,910	$5,139
Bonds (held-to-maturity)	3,839	3,180
Mutual funds (available for sale)	1,725	350
Total long-term investments	$9,474	$8,669
Total cash, cash equivalents and short and long-term investments	$13,971	$34,552

We utilize a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. During the third quarter of 2023, our allowance for credit losses was immaterial.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the amortized cost of our held-to-maturity bonds at September 30, 2023 aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds

Credit Quality Indicators	Fed Govt. Bonds/Notes	Corporate Bonds	Totals
AAA/AA/A	$104	$3,693	$3,797
BBB/BB	-	3,790	3,790
TOTAL	$104	$7,483	$7,587

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

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of September 30, 2023:
Money market	1	656	$-	$-	$656
Commercial paper	2	-	$-	$-	$-
Bonds	2	7,587	$4	$(144)	$7,447
Mutual funds	1	1,781	$-	$(56)	$1,725
Equity investments	2	6,054	$-	$(2,053)	$4,001

As of December 31, 2022:
Money Market	1	2,380	$-	$-	$2,380
Commercial paper	2	13,975	$1	$(9)	$13,967
Bonds	2	11,777	$-	$(353)	$11,424
Mutual funds	1	466	$-	$(116)	$350
Equity investments	2	6,054	$-	$(585)	$5,469

The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. The bonds represent investments in various issuers at September 30, 2023. The unrealized losses for some of these bond investments reflect changes in interest rates following their acquisition. As of September 30, 2023, we had six bond investments in a loss position for more than 12 months.

At September 30, 2023, the length of time to maturity for the bonds we held ranged from less than a month to 27 months.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5)

Patents and Licenses

Patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

September 30, 2023			December 31, 2022
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,740	15.67	$13,840	$12,655

Aggregated amortization expense for patents and licenses was $28 thousand in the three-month period ended September 30, 2023 and $29 thousand in the three month period ended September 30, 2022. Aggregated amortization expense for patents and licenses was $85 thousand in the nine-month period ended September 30, 2023 and $89 thousand in the nine-month period ended September 30, 2022.

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

A summary of revenue by geographic area, based on shipping destination, for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$26,146	$27,779	$78,594	$84,121
European Union	6,695	6,371	21,361	23,851
All other regions	9,070	10,481	25,787	32,679
Total	$41,911	$44,631	$125,742	$140,651

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of revenue by product line for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fluid Delivery	$17,717	$19,303	$52,591	$64,973
Cardiovascular	17,170	16,780	51,568	50,165
Ophthalmology	2,700	1,607	6,849	4,495
Other	4,324	6,941	14,734	21,018
Total	$41,911	$44,631	$125,742	$140,651

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

For the three months ended September 30, 2023, we reported revenues of $41.9 million, down 6 percent, operating income of $4.1 million, down 58 percent, and net income of $2.9 million, down 67 percent from the three months ended September 30, 2022.

Results for the three months ended September 30, 2023

Consolidated net income totaled $2.9 million, or $1.67 per basic and diluted share, in the third quarter of 2023. This is compared with consolidated net income total of $8.8 million, or $4.95 per basic and $4.94 per diluted share, in the third quarter of 2022. The income per basic share computations are based on weighted average basic shares outstanding of 1,760 thousand in the 2023 period and 1,786 thousand in the 2022 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,761 thousand in the 2023 period and 1,788 thousand in the 2022 period.

Consolidated revenues of $41.9 million for the third quarter of 2023 were 6.1 percent lower than revenues of $44.6 million for the third quarter of 2022 Although revenues in each of the first three quarters of 2023 were down from the comparable quarters in 2022, the percentage of the spread has narrowed each quarter as supply chain shortages have eased. Our third quarter 2023 results were unfavorably impacted by an 8.2 percent decrease in Fluid Delivery revenue and a 37.7 percent decrease in Other product line revenue compared to the third quarter of 2022.

Revenues by product line were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022

Fluid Delivery	$17,717	$19,303
Cardiovascular	17,170	16,780
Ophthalmology	2,700	1,607
Other	4,324	6,941
Total	$41,911	$44,631

Cost of goods sold of $28.2 million for the third quarter of 2023 was 4 percent higher than our cost of goods sold of $27.0 million for the third quarter of 2022, primarily due to increased manufacturing costs. Our cost of goods sold in the third quarter of 2023 was 67.2 percent of revenue compared to 60.4 percent of revenue in the third quarter of 2022.

Gross profit of $13.7 million in the third quarter of 2023 was $3.9 million or 22.2 percent lower than in the comparable 2022 period. Our gross profit percentage in the third quarter of 2023 was 32.8 percent of revenues compared with 39.6 percent of revenues in the third quarter of 2022. The decrease in gross profit percentage in the 2023 period compared to the 2022 period was related to higher manufacturing costs.

Our third quarter 2023 operating expenses of $9.7 million were $1.6 million higher than the operating expenses for the third quarter of 2022. This increase was attributable to a $959 thousand increase in general and administrative expenses driven by outside services and compensation, as well as a $618 thousand increase in R&D expenses, primarily related to outside services and supplies. Selling expenses increased $42 thousand, primarily related to outside services.

Operating income of $4.1 million in the third quarter of 2023 represented a $5.5 million, or 57.7 percent, decrease in operating income compared to third quarter 2022 operating income. This decrease was due to lower sales and the gross profit decrease discussed above. Operating income was 9.7 percent of revenues for the third quarter of 2023 and 21.5 percent of revenues for the third quarter of 2022.

Interest and dividend income in the third quarter of 2023 was $320 thousand compared with $210 thousand for the same period in the prior year. The increase in interest and dividend income was due to dividends received on equity investments in the third quarter of 2023.

Other investment income in the third quarter of 2023 was a $782 thousand loss compared with Other investment gain of $764 thousand in the third quarter of 2022. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of the investments in each quarter.

Income tax expense was $568 thousand for the third quarter of 2023 compared with $1.7 million for the third quarter of 2022. The effective tax rate for the third quarter of 2023 was 16.2 percent compared with 16.5 percent for the third quarter of 2022.

Results for the nine months ended September 30, 2023

Consolidated net income totaled $13.0 million, or $7.38 per basic and $7.37 per diluted share, in the first nine months of 2023. This is compared with consolidated net income of $26.7 million, or $14.89 per basic and $14.86 per diluted share, in the first nine months of 2022. The income per basic share computations are based on weighted average basic shares outstanding of 1,761 thousand in the 2023 period and 1,793 thousand in the 2022 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,762 thousand in the 2023 period and 1,796 thousand in the 2022 period.

Consolidated revenues of $125.7 million for the first nine months of 2023 were 10.6 percent lower than revenues of $140.7 million for the first nine months of 2022. This decrease in revenue was due to decreased sales volumes of 19.1 percent in Fluid Delivery and 29.9 percent in Other product lines compared to the first nine months of 2022.

Revenues by product line were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022

Fluid Delivery	$52,591	$64,973
Cardiovascular	51,568	50,165
Ophthalmology	6,849	4,495
Other	14,734	21,018
Total	$125,742	$140,651

Cost of goods sold of $79.7 million for the first nine months of 2023 was $3.3 million lower than in the comparable 2022 period. This decrease was due to lower sales volumes and increased manufacturing costs. Our cost of goods sold in the first nine months of 2023 was 63.4 percent of revenues compared to 59.0 percent of revenues in the first nine months of 2022.

Gross profit was $46.1 million in the first nine months of 2023 and $57.7 million in the first nine months of 2022. Our gross profit percentage was 36.6 percent of revenues in the first nine months in 2023 and 41.0 percent in 2022. The decrease in gross profit percentage in the 2023 period compared to the 2022 period was related to higher manufacturing costs.

Operating expenses of $30.2 million for the first nine months of 2023 were $3.3 million higher than the operating expenses for the first nine months of 2022. This increase was attributable to a $2.4 million increase in general and administrative expenses and a $925 thousand increase in R&D expenses, primarily driven by outside services and compensation. This increase was partially offset by a $59 thousand decrease in selling expenses.

Operating income of $15.9 million for the first nine months of 2023 represented a $15.0 million or 48.5 percent decrease in operating income as compared to the first nine months of 2022. Operating income was 12.7 percent of revenues for the first nine months of 2023 and 22.0 percent of revenues for the first nine months of 2022.

Interest and dividend income for the first nine months of 2023 was $687 thousand, compared with $639 thousand for the same period in the prior year. The increase in interest and dividend income was primarily related to an increase in dividends received on equity investments in the current-year period.

Other investment income for the first nine months of 2023 was a $1.4 million loss compared to a $216 thousand gain in the first nine months of 2022. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of our investments in each time period.

Income tax expense was $2.1 million for the first nine months in 2023 and $5.1 million for the first nine months in 2022. The effective tax rate for the first nine months of 2023 was 14.1 percent, compared with 16.2 percent for the first nine months of 2022. The decrease in the 2023 period effective tax rate was primarily related to the impact of the R&D tax credit on lower income before income taxes.

Liquidity and Capital Resources

As of September 30, 2023, we had a $75.0 million revolving credit facility with a money center bank pursuant to which the lender is obligated to make advances until February 28, 2024. The credit facility is secured by substantially all of our inventories, equipment, and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day, or 90-day Adjusted Term SOFR, as selected by us, plus 1.0 percent, and is payable monthly. We had outstanding borrowings under the credit facility at September 30, 2023 of $4.5 million, and we were in compliance with all financial covenants.

At September 30, 2023, we had a total of $14.0 million in cash and cash equivalents, short-term investments, and long-term investments. At December 31, 2022, cash and cash equivalents, short-term investments, and long-term investments totaled $34.6 million.

Cash flows from operating activities of $9.1 million for the nine months ended September 30, 2023 were primarily comprised of net income plus the net effect of non-cash expenses and an increase in inventory and prepaid expenses. During the first nine months of 2023, we used $19.8 million for the addition of property and equipment, $11.4 million for dividends, and $5.6 million for the purchase of investments. During the same period, our maturities and sales of investments generated $20.8 million in cash, and our cash borrowings under our credit facility at September 30, 2023 were $4.5 million. For the nine months ended September 30, 2022, cash flows from operating activities of $28.9 million were primarily comprised of net income plus the net effect of non-cash expenses and an increase in inventory. During the first nine months of 2022, we used $25.5 million for the purchase of investments, $25.3 million for the addition of property and equipment, $10.8 million for dividends, and $14.4 million for the purchase of treasury stock. During the same period, maturities and sales of investments generated $42.7 million in cash.

At September 30, 2023, we had working capital of $100.5 million, including $658 thousand in cash and cash equivalents and $3.8 million in short-term investments, compared to working capital of $101.3 million at December 31, 2022. The $822 thousand decrease in working capital during the first nine months of 2023 was primarily related to a decrease in cash and short-term investments, partially offset by an increase in inventory and prepaid expenses.

We believe that our $14.0 million in cash, cash equivalents, short-term investments, and long-term investments, along with cash flows from operations and available borrowings of up to $70.5 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary.

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

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow, and borrowings under our credit facility, and our access to equity and debt financing. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that COVID-19 leads to further material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to COVID-19; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that COVID-19 further disrupts local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For the quarter ended September 30, 2023, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2022 Form 10-K.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting for the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

Item 1A. Risk Factors.

As of the date of this Report, there has been no material change in the risk factors described in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On May 21, 2015, our Board of Directors approved a stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. Our stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time. No repurchases of our stock were made during the three months ended September 30, 2023. As of September 30, 2023, we had repurchased 121,247 shares of our common stock authorized under the program and the number of shares still available for repurchase under the program was 128,753.

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

Atrion Corporation (Registrant)

Date: November 7, 2023	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: November 7, 2023	By:	/s/ Cindy Ferguson
Cindy Ferguson
Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

