Form 10-K
period 2023-12-31
ATRION CORP
filed 2024-02-29
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to ____

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

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant as of, June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $767,039,418 based on the $565.70 closing price reported for such date on the The Nasdaq Global Select Market.

Number of shares of Common Stock outstanding at February 8, 2024: 1,759,836

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2023

________

ATRION CORPORATION

FORM 10-K

ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

ITEM 1. BUSINESS.

General

Atrion Corporation and its subsidiaries (”we,” “our,” “us,” “Atrion,” or the “Company”) develop and manufacture products, primarily for medical applications. Our medical products are used in a number of fields including fluid delivery, cardiovascular, and ophthalmic applications.

Our fluid delivery products accounted for 42 percent of net revenues for 2023, 46 percent for 2022, and 47 percent for 2021. We have developed a wide variety of proprietary valves designed to precisely fill, hold, and release and/or remove controlled amounts of fluids, including blood and drugs, or gasses on demand for use in areas such as intubation, intravenous, catheter, and other applications in fields including anesthesia and oncology. We manufacture products that deliver fluids as well as promote infection control in hospital and home healthcare environments.

Our cardiovascular products accounted for 41 percent of net revenues for 2023, 37 percent for 2022, and 34 percent for 2021. At the core of our cardiovascular products is our Myocardial Protection System, a proprietary technology that is the only open-heart surgery system that delivers to the heart essential fluids and medications, mixes critical drugs, and controls temperature, pressure, and other important variables. This system indicates improved outcomes offering an integrated, flexible set of choices during surgery without diluting the blood. We also develop and manufacture other cardiovascular products such as cardiac surgery vacuum relief valves; silicone vessel loops for retracting and occluding vessels in minimally invasive surgical procedures; inflation devices for balloon catheter dilation, stent deployment, and fluid dispensing; as well as products used in heart bypass surgery to make a precision opening in the heart for attachment of the bypass vessels.

Our ophthalmic products accounted for 5 percent of net revenues for 2023, 3 percent for 2022, and 4 percent for 2021. We manufacture a proprietary line of balloon catheters used in the treatment of nasolacrimal duct obstruction in children and adults.

Our other medical and non-medical products accounted for 12 percent of net revenues for 2023, 14 percent for 2022, and 15 percent for 2021. Within this area, we manufacture and sell a line of products designed for safe needle and scalpel blade containment. We are also the leading manufacturer of inflation systems and valves used in marine and aviation safety products. We manufacture components used in inflatable survival products and structures. We also produce one-way and two-way pressure relief valves that protect sensitive electronics and other products during transport in medical and non-medical applications.

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

We have created and maintained a culture of controlling costs, and we regularly invest in modern manufacturing technologies. We have been successful in consistently generating cash from operations, thus enabling us to expand our operations. Over the past 23 years, we have grown our existing businesses and, in doing so, we have succeeded in increasing revenues from $51.4 million in 2000 to $169.3 million in 2023 and increasing net income from $2.8 million in 2000 to $19.4 million in 2023. We plan to continue focusing on internal growth and over the past two years have significantly expanded one of our manufacturing facilities to support that growth. During this 23-year period, we have explored various acquisition opportunities but have elected not to proceed with them, focusing instead on organic growth. However, we believe that we can continue growing organically and, at the same time, make acquisitions that will enhance our growth, and we are continuing to seek such opportunities.

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

Manufacturing

We proudly own and operate our own manufacturing facilities in Florida, Alabama, and Texas. The facilities in Alabama and Florida both utilize plastic injection molding and specialized assembly as their primary manufacturing processes. Our other manufacturing processes consist of the assembly of standard and custom component parts, including the assembly of electronic components, and the testing of completed products.

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

Our medical device operations are EN ISO 13485:2016 certified and are subject to Federal Drug Administration, or FDA, jurisdiction.

Research and Development

A well-targeted R&D program is an essential part of our activities, and we are currently engaged in a number of R&D projects. The objective of this program is to develop new products in our current product lines, improve current products, and develop new product lines. The Company expects to continue additional R&D in 2024 in all aspects of this program.

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

Intellectual Property

We have developed, and our business depends in part on, significant know-how and proprietary technology. To protect our know-how and proprietary technology, we rely on trade secret laws, trademarks, patents, copyrights, confidentiality agreements, and other contracts. We own 496 patents and patent applications pending on products that are currently being sold by us or which we intend to sell in the future, 148 of which relate to fluid delivery products, 110 of which relate to cardiovascular products, 34 of which relate to ophthalmic products, and 204 of which relate to other products. Our patents expire at various times over the next 18 years. In assessing the importance of patents to our business and the impact of the expirations of our patents, we believe it is appropriate to take into account a number of factors, including the following: We have contractual commitments for certain products that extend beyond the expiration dates of our patents. Additionally, many of our products are components in other medical devices, and the cost of those components is generally very small compared to the cost of those medical devices. As a result, substituting alternative components would likely result in the manufacturers of those medical devices and their customers experiencing an elaborate technical and regulatory process that could add significant costs and delays and may not be cost effective, thus making it difficult for our potential competitors to replace our components in those medical devices. We manufacture our own products, and that experience has been and is expected to continue to be, beneficial to us beyond the expiration of our patents. During the life of a patent, we frequently invest in automation to increase quality and reduce cost, and we allocate resources to improving and developing enhancements to our products. Our experience has been that these steps increase the likelihood that we will be able to compete effectively if others try to duplicate our products after our patents expire. We have often been able to sell our products for many years beyond their patent expirations and expect that to continue in the future.

We recognize, however, that our future growth depends, in part, on our success in continuing to expand our patent portfolio as older patents expire. Much of our R&D effort is aimed at developing new products that will eventually take the place of our current products. We also have a number of trademark registrations that are generally for fixed but renewable terms. For the above reasons, as well as others, we believe that no single patent, technology, trademark, intellectual property asset, or license is material in relation to our business as a whole.

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

Government Regulation

Medical Device Regulation in the United States

In the United States, medical devices are subject to comprehensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations, and certain other federal and state statutes and regulations. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, recordkeeping, complaint and adverse event reporting, clearance, approval, certification, promotion, marketing, export, import distribution, and service of medical devices in the U.S. to ensure that medical devices distributed domestically are safe and effective for their intended uses. All manufacturers of medical devices must register with the FDA and list all medical devices manufactured by them. The list must be updated annually. Our medical device subsidiaries and certain of our customers are subject to inspection by the FDA for compliance with such regulations and procedures and our medical device manufacturing facilities are subject to regulation by the FDA.

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

Our manufacturing processes are required to comply with the Quality System Regulation, or QSR. The QSR covers, among other things, the methods used in, and the facilities and controls used for, the design, testing, controlling, documenting, manufacture, packaging, labeling, storage, installation, and servicing of all medical devices intended for human use. Maintenance of extensive records, which demonstrate compliance with the FDA regulation, the manufacturer’s own procedures, specifications, and testing, as well as distribution and post-market experience are required by the QSR. Compliance with the QSR is necessary. Manufacturers must comply with the QSR in order to continue to market cleared or approved product offerings in the U.S. A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with applicable QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The FDA can take a variety of compliance or enforcement actions if it determines that a manufacturer has failed to comply with applicable regulatory requirements, which may result in sanctions, including the following:

•warning letters, fines, injunctions, consent decrees, administrative penalties, and civil or criminal penalties;

•recalls, withdrawals, or administrative detention or seizure of our products;

•operating restrictions or partial suspension or total shutdown of production;

•refusing or delaying requests for marketing clearance under Section 510(k) of the FDCA or pre-market approvals of new products or modified products;

•withdrawing 510(k) clearances;

•refusal to grant export approvals; or

•criminal prosecution.

Also, the discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency could result in restrictions on the device, including the removal from the market.

Certain of our aviation and marine safety products are subject to regulation by the United States Coast Guard and the Federal Aviation Administration and similar organizations in foreign countries which regulate the safety of marine and aviation equipment.

Medical Device Regulation Outside the United States

In order for our devices to be marketed in countries outside the United States, regulatory approvals must be obtained, and extensive product and quality system regulations must be complied with, in those countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary significantly from country to country. Some countries have regulatory review processes which are substantially longer than similar processes in the United States. Failure to obtain regulatory approval in a timely manner and to meet all local requirements including language and specific safety standards in any foreign country in which we would like for our products to be sold could prevent our products from being marketed in those countries. The regulatory regime in the European Union requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained, and used in accordance with their intended purpose. Although some of the more variable national requirements under which medical devices were formerly regulated were substantially replaced by the European Union Medical Devices Directive, or MDD, in 1993, individual nations can still impose unique requirements that may require supplemental submissions. The European Union medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE Mark. Manufacturers' quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body.

In May 2017, the European Union implemented a new regulatory scheme for medical devices under the Medical Device Regulation, or MDR, which became fully effective on May 26, 2021 and replaced the MDD. The MDR brought significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance. Compliance with the MDR requires re-certification of many of our products to the enhanced standards and has resulted, and will continue to result, in substantial additional expense.

The MDR requires that, before placing a device on the market, other than a custom-made device, manufacturers (as well as other economic operators, such as authorized representatives and importers) must register by submitting identification information to an electronic system, unless they have already registered. The information to be submitted also includes the name, address, and contact details of the person or persons responsible for regulatory compliance. The new regulation also requires that, before placing a device on the market, other than a custom-made device, manufacturers must assign a unique identifier to the device and provide it along with other core data to a database. These new requirements aim at ensuring better identification and traceability of the devices. The obligations for registration in electronic system will become applicable at a later date as it is not yet fully functional. Until it becomes functional, the corresponding provisions of the MDD continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices on the market in the European Union must comply with the European Union’s medical device vigilance system, which has been reinforced by the MDR. Under this system, serious incidents and corrective actions must be reported to the relevant authorities of the member states. Manufacturers are required to take corrective actions for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market.

According to the MDR, only devices that are CE marked may be marketed and advertised in the European Union in accordance with their intended purpose. Certain directives concerning misleading and comparative advertising and on unfair commercial practices, although not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced, and not misleading. European Union member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

Many member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, particularly with respect to healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities.

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

Healthcare and Environmental Regulations

In the United States, healthcare providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payors, including Medicare, Medicaid, and private health insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed using these products.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively known as the “Affordable Care Act”) were enacted. The Affordable Care Act made changes that have had a significant impact on healthcare providers, medical device and pharmaceutical companies, and insurers. The Affordable Care Act also established a payment transparency program, sometimes referred to as the Physician Payments Sunshine Act, that requires medical device and drug manufacturers, including the Company, to report to the Centers for Medicare & Medicaid Services payments or other transfers of value made to physicians, teaching hospitals, and certain other providers. The program is intended to provide patients with enhanced transparency as to the financial relationships that physicians, teaching hospitals, and certain other providers have with medical device and drug manufacturers. There have been judicial and congressional challenges to certain aspects of the Affordable Care Act, as well as efforts to modify, repeal, or otherwise invalidate all, or certain provisions, of the Affordable Care Act. We cannot predict with certainty what affect further changes to the Affordable Care Act would have on our business. Various legislation has been proposed and adopted since the Affordable Care Act was enacted, including certain reductions in payments to Medicare providers. Future legislation and regulations may impact the health insurance marketplaces, essential health benefits requirements, reimbursement rates, and Medicaid marketplace waivers for state flexibilities. Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would adversely affect our business, financial condition, and results of operations. Further, we anticipate that state legislatures and the private sector will continue to review and assess healthcare reform, including alternative healthcare delivery and payment systems. We cannot predict with certainty what impact the adoption or modification of any such reform measures or market forces may have on our business.

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

Human Capital

Our Employees

As of December 31, 2023, we had 712 employees, all of whom were employed in the United States. Our highly qualified and experienced team, including employees responsible for our sales, marketing, manufacturing, regulatory, finance, and other important functions is critical to our success. During 2023, the number of employees decreased by approximately 10. We also leverage temporary workers to provide flexibility for our business needs. As we grow our business over the next several years, we expect to add additional employees. We continually evaluate our business needs and opportunities and balance in house expertise and capacity with external expertise and capacity. Currently, we manufacture substantially all of our products.

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

Employee Engagement and Benefits

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

Diversity, Inclusion, and Belonging

The tenets of diversity, inclusion, and belonging have long been baked into the DNA of our Company. We have always operated our business in the United States, with a highly diverse workforce. We laud the popular focus on diversity in the boardroom—our Board had its first female director 22 years ago, and today, one of our five independent directors is a person of color and one is female. We believe that the focus on diversity and inclusion should be present at all levels of our Company. Over half of our employees have at most a high school degree. We proudly employ individuals who have come from difficult circumstances that all too often have the effect of disqualifying them from being hired at many companies, and we believe that businesses that ignore them often are losing out on exceptional talent. Additionally, we do not have a mandatory retirement age, and many of our employees have tenures with us ranging from 10 to 40 years. We believe that our business benefits from the different perspectives a diverse workforce brings us.

Available Information

Our website address is www.atrioncorp.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, and amendments to these filings, as soon as reasonably practicable after filing with or furnished to the Securities and Exchange Commission (“SEC”). These filings are also available at www.sec.gov. The contents of these websites are not incorporated in this Form 10-K, and any references to our website are intended to be inactive textual references only.

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

Business and Operating Risks

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

Although the United States and many other countries have removed or reduced the restrictions taken in response to the COVID-19 pandemic, certain COVID-19 risks remain and the emergence of new variants of the virus may result in new governmental lockdowns, quarantine requirements, or other restrictions to slow the spread of the SARS-CoV-2 virus. This could result in significant reductions in the demand for certain of our products due to reductions in elective and non-essential procedures, reduced capital spending by customers, decreases in research activity, reduced hospital and clinical occupancy, and healthcare system staffing shortages. These measures could also include determinations that our or our suppliers’ facilities are not essential businesses, which could result in closures or other restrictions that significantly disrupt our operations or those of distributors or suppliers in our supply chain. In addition, any such measures could also impact the global economy more broadly, for example by leading to further economic slowdowns.

Although COVID-19 case volumes have decreased substantially in the United States and certain other countries, the global outlook remains uncertain as case counts fluctuate and vaccination and booster rates remain relatively low in many parts of the world. Going forward, medical procedure rates may vary by country based on regional infection and vaccination and booster rates, hospital occupancy and staffing levels, transportation limitations, quarantines and other restrictions, and the emergence of new variants of the virus.

In addition, the COVID-19 pandemic impacted our global supply chain network, and we may continue to experience significant challenges in our network, including shortages in supply or disruptions or delays in shipments, as well as price increases, of certain materials or components used in our products. The COVID-19 pandemic escalated challenges that existed for global healthcare systems prior to the pandemic, including budget constraints and staffing shortages, particularly shortages of nursing staff, that could impact the future demand for our products and services. As COVID-19 conditions have improved, there have been increases in demand for certain of our products, which may pose challenges to our supply chain and could adversely affect our business.

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

In 2019, the FDA issued a caution concerning a nationwide shortage of medical devices due to issues with contract sterilizers, and reductions in sterilization capacity caused significant delays in medical device sterilization in this country’s sterilization facilities.  Many of our products require sterilization prior to sale, and we utilize third parties for this process. In some instances, only a few facilities are qualified under applicable regulations to conduct this sterilization. If our third-party providers are unable to sterilize our products, whether due to lack of capacity, availability of materials for sterilization, regulatory requirements, or otherwise, we may be unable to transition sterilization to other sites or modalities in a timely or cost-effective manner, or at all, which could adversely affect our operating results and financial condition.

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

Our business may be affected by a number of factors that are beyond our control such as general geopolitical economic and business conditions, conditions in the financial markets, and changes in the overall demand for our products. A severe or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Uncertainty about current global political or economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news, or declines in income or asset values, which could have a material negative effect on the demand for our products. There could be additional effects on our business from these economic developments including the insolvency of key suppliers or their inability to obtain credit, the inability of our customers to pay for or obtain credit to finance purchases of our products, and increased pressure to reduce the prices of our products. Turbulence in the United States and international markets and economies could have a material adverse impact on our business, operating results, and financial condition. In addition, if we are unable to anticipate successfully changing economic and political conditions, we may be unable to plan effectively for and respond to those changes, which could materially adversely affect our business, financial condition, and results of operations.

International economic, industry, and regulatory conditions constantly change and could materially and adversely affect our business, financial condition, and results of operations.

Sales outside the United States accounted for approximately 37 percent of our net sales during the year ended December 31, 2023. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging or faster-growing markets outside the United States. Our sales and profitability from our international operations are subject to risks and uncertainties that could have a material adverse effect on our business, financial condition, and results of operations, many of which we cannot predict, including:

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

In addition, the United Kingdom’s departure from the European Union, commonly known as “Brexit,” has created uncertainties affecting business operations in the United Kingdom and the European Union and a number of other countries, including with respect to compliance with the regulatory regimes regarding the labeling and registration of the products we sell in those markets. As a result, we could face increased costs, volatility in exchange rates, market instability, and other risks depending on the effects of existing and future agreements between the United Kingdom and the European Union regarding Brexit and future trading relationships.

The military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the United States and other governments against Russia and has caused significant volatility in and disruptions to the global markets. The short- and long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rates and energy prices, supply chain challenges, and adverse effects on currency exchange rates and financial markets, are unpredictable. In addition, the United States government reported that United States sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against United States companies. These increased threats could pose risks to the security of our information technology systems, networks, and product offerings, as well as the confidentiality, availability, and integrity of our data. Further, if the conflict develops beyond Ukraine or further intensifies, it could have an adverse effect on our operations in the European Union or other affected areas. The recent crisis related to the Israel-Hamas war is also a source of uncertainty. The conflict could grow and bring about disruption, instability, and volatility in global markets, supply chains, and logistics operations, such as recent shipping disruptions in the Red Sea and surrounding waterways, which could in turn adversely affect our business operations and financial performance.

The current domestic and international environment, including volatile trade relations, the conflict between Russia and Ukraine, the Israel-Hamas war, and civil unrest taking place in certain parts of the world have resulted in uncertainty surrounding the future state of the global economy. There is greater uncertainty with respect to potential changes in trade regulations, sanctions, and export controls which also increase volatility in the global economy. We are continuing to monitor the situation in Ukraine and in Israel and Gaza and the state of the global economy as well as assess the potential impact on our business. A significant escalation or further expansion of the conflicts’ current scope or related disruptions to the global markets could have a material adverse effect on our business, financial condition, and results of operations.

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

Our success depends on the quality and reliability of our products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving our products, and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. Although we have a quality system that covers the lifecycle of our products, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in adverse inspection reports, warning letters, product recalls, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations, or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity or a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, we have made and continue to make significant investments in assets, including inventory and property, plant, and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues and costs associated therewith may restrict us from being able to realize the expected returns from these investments and may adversely affect our business, financial condition, and results of operations.

The success of certain of our products depends upon relationships with healthcare professionals.

The research, development, marketing, and sales of many of our new and improved products are dependent upon our maintaining working relationships with healthcare professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding our products. If we are unable to maintain our relationships with these professionals and do not continue to receive their advice and input, the development and commercialization of our products could suffer, which could have a material adverse impact on our business, financial condition, and results of operations. At the same time, companies in the medical device industry are under continued scrutiny by the OIG and the DOJ for improper relationships with physicians and other healthcare providers.

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

If we fail to maintain proper and effective disclosure controls and procedures and internal control over financial reporting or fail to remediate a material weakness in internal control, our consolidated financial statements could be materially misstated.

Our management has identified a material weakness in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2023. The material weakness in internal control over financial reporting resulted from our controls being inadequate to prevent and detect misstatements of inventory quantities at one of our subsidiaries that could have resulted in us not disclosing a material loss. The material weakness has not been remediated as of February 29, 2024. If not remediated, or if we identify further material weaknesses in our internal control, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our consolidated financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and results of operations and investor confidence in our consolidated financial statements.

We face cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

We utilize systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including personal information. As evidenced by the numerous companies that have suffered serious data security breaches, we may be vulnerable to, and unable to anticipate or detect, data security breaches and data loss, including rapidly evolving and increasingly sophisticated cybersecurity attacks. In addition, data security breaches can also occur as a result of a breach by us or our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition to our own databases, we use third-party service providers to store, process, and transmit confidential or sensitive information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a data security breach will not occur in the future either at their location or within their systems. A data security breach may expose us to a risk of loss or misuse of this information, and could result in significant costs to us, which may include, among others, fines and penalties, potential liabilities from governmental or third-party investigations, proceedings, or litigation, and diversion of management attention. We could also experience delays or interruptions in our ability to function in the normal course of business, including delays in the fulfillment of customer orders or disruptions in the manufacture and shipment of products. In addition, actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

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

Our current credit agreement contains, and any future agreements may contain, covenants that could impose significant operating and financial restrictions on us and limit the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

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

We have strategic relationships with, and sell many of our products through, a number of distributors. To the extent that we rely on distributors, our success depends on the efforts of others over whom we may have little or no control. Some of our distributors also sell our competitors’ products, and, if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. The success of the arrangements with these distributors depends, in part, on the continued adherence to the terms of our agreements with them. Any disruption in these arrangements may adversely affect our business, financial condition, and results of operations. The actions of distributors in foreign countries may adversely affect our ability to market effectively our products in those countries, particularly if a distributor holds the regulatory authorization in such countries and such actions result in the suspension or revocation of such authorization. In such cases, re-establishing market access or regulatory authorization may be difficult, expensive, and time consuming. Also, we may be named as a defendant in litigation against our distributors related to sales of our products by them.

Severe weather, natural disasters, acts of war or terrorism, or other external events could significantly impact our business.

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

We monitor individual customer payment capability in granting credit arrangements, seek to limit credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for credit losses. As we have grown our revenue and customer base, our exposure to credit risk has increased. Any material losses as a result of customer defaults could harm, and have an adverse effect on, our business, financial condition, and results of operations.

Legal, Regulatory, and Compliance Risks

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

A number of legislative initiatives to contain healthcare costs have been and continue to be introduced in the United States. In March 2010, the Affordable Care Act was enacted, which made changes that impacted and may continue to impact significantly the pharmaceutical and medical device industries. Among other things, the Affordable Care Act contains a number of provisions designed to generate the revenues necessary to fund health insurance coverage expansions. The Affordable Care Act also implemented a number of Medicare payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models, and appropriated funding for comparative effectiveness research. The expansion in the government’s role in the United States healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition, and results of operations.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions to Medicare payments to providers. It is unclear what effect new quality and payment programs may have on our business, financial condition, and results of operations. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints and discounts, and require marketing cost disclosure and transparency measures. We believe that additional state and federal healthcare reform measures will be adopted in the future that could have a material adverse effect on our industry generally and on our customers. Any changes in, or uncertainty with respect to, future reimbursement rates could impact our customers’ demand for our products, which could have a material adverse effect on our business, financial condition, and results of operations. Future significant changes in the healthcare systems in the United States or other countries, including changes intended to reduce expenditures along with uncertainty about whether and how changes may be implemented, may have a material adverse effect on our business, financial condition, and results of operations.

The enactment of tax reform legislation could materially affect our financial position and results of operations.

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

A substantial portion of our sales occur outside the United States. Sales outside the United States subject us to many risks, including regulatory risks such as:

•	the imposition of governmental controls;
•	less favorable intellectual property or other applicable laws;
•	protectionist laws and business practices that favor local competitors;
•	the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner; and
•	changes in trade policies, tariffs, and tax laws.

Our operations and marketing practices are also subject to regulation and scrutiny by the governments of the other countries in which we operate. In addition, we and those acting on our behalf operate in a number of jurisdictions where companies in the medical device industry are exposed to a high risk of potential FCPA violations associated with sales to healthcare professionals and institutions. We participate in transactions with third parties whose corrupt or illegal activities could potentially subject us to liability under the FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are subject to other United States laws in our international operations. Failure to comply with domestic or foreign laws could result in various adverse consequences. If we are found to be liable for FCPA or other violations (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, including contract cancellations, recalls, seizures, withdrawal of an approved product from the market, debarment, or loss of reputation, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Governmental export or import controls could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Our products may be subject to United States export controls. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, United States export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by United States sanctions. If we fail to comply with export and import regulations and such economic sanctions, we may be fined, or other penalties could be imposed, including a denial of certain export privileges. Moreover, any new export or import restrictions, new legislation, or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely materially and adversely affect our business, financial condition, and results of operations.

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

In addition, the increasing concern over climate change has resulted, and may continue to result, in more regional, national, and global legal and regulatory requirements relating to climate change, including regulating greenhouse gas emissions, alternative energy policies, and sustainability initiatives. If legislation or regulations are enacted or promulgated in the United States or in any other jurisdictions in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we may experience disruptions in, or increases in the costs associated with, sourcing, manufacturing, and distributing our products, which may adversely affect our business, financial condition, and results of operations. Any such regulatory changes could significantly affect our operating and financial decisions, including those involving capital expenditures to reduce emissions and comply with other regulatory requirements.

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

Stock price volatility may make it more difficult for our stockholders to sell their common stock when they want to and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;
•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;
•	perceptions in the marketplace regarding the Company and our competitors;
•	new technology used, or services offered, by competitors;
•	trading by funds with high-turnover practices or strategies;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving the Company or our competitors;
•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	our stock repurchase program;
•	changes in government regulations; and
•	economic or political instability, natural disasters, public health crises, acts or threats of terrorism, or military conflicts.

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

Our certificate of incorporation and bylaws contain provisions that may discourage, delay, or prevent a change in the ownership of the Company or a change in our management. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15 percent or more of our outstanding common stock. Although a delay or prevention of a change of control transaction or of changes in our Board of Directors could be effective in improving stockholder value, they also carry a risk of causing the market price of our common stock to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We face considerable cybersecurity risk due to constant and relentless efforts by cybercriminals to exploit physical, human, and technological vulnerabilities in order to gain access and control of our networks, data, and intellectual property. Constantly evolving technology and the planning, methodologies, and strategies these attackers utilize to capitalize on vulnerabilities in systems put us at a disadvantage. Although, we have not encountered a cybersecurity threat or incident that resulted in a material impact on our business, operations or financial condition, there is no assurance that we will not experience such an event in the future. We are committed, however, to maintaining vigorous oversight of these risks.

We regularly review industry recommendations, best practices, and standards regarding cybersecurity and information technology. NIST (National Institute of Standards and Technology), CIS (Center for Internet Security) and CISA (Cybersecurity and Infrastructure Security Agency) are some of our primary resources for information. We seek to meet or exceed the standards of, and recommendations by, these organizations as well as those of our third-party technology vendors. We require in-depth annual cybersecurity training for all of our end users as well as refresher training throughout the year. We have processes in place to prevent, identify, manage, and mitigate any occurrence timely, and we engage an independent firm to perform annual assessments of our network security and infrastructure. In addition to our existing methods of detection, monitoring, and mitigation of cybersecurity threats and incidents, we implement new technologies, controls, and policies with the goal of protecting our business, employees, investors, customers, and suppliers.

Our Board of Directors and our Audit Committee oversee our Company-wide risk management, including cybersecurity risk. More specifically, our Audit Committee reviews with our management, at least annually, emerging cybersecurity developments and threats, the Company's risks relating to cybersecurity, including a review of the state of the Company's cybersecurity and the Company's strategy to mitigate cybersecurity risks. Our internal cybersecurity team consists of our Chief Financial Officer, our Director of Compliance, and our Information Technology department, which includes multiple security certified professionals. Each member of the team has assigned roles related to cybersecurity events. In the event of a cybersecurity attack, members of the cybersecurity team review records and details to determine the depth and materiality of the occurrence. Based on their analysis, appropriate disclosure of the event will be made.

ITEM 2. PROPERTIES.

We own three facilities comprising approximately 514,000 square feet, and the 139 acres on which they are situated, in Texas, Alabama, and Florida. Administrative, engineering, manufacturing, and warehouse operations are conducted at each facility, and our corporate headquarters are located at our Texas facility.

ITEM 3. LEGAL PROCEEDINGS.

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Information about our Executive Officers

Name	Age	Title
Emile A Battat	85	Chairman of the Board of the Company and Chairman of the Board of Halkey-Roberts Corporation, or Halkey-Roberts, one of our subsidiaries

David A. Battat	54	President and Chief Executive Officer of the Company, President of Halkey-Roberts and Chairman of the Board of all other subsidiaries

Cindy Ferguson	48	Vice President and Chief Financial Officer, Secretary and Treasurer of the Company and Vice President or Secretary-Treasurer of all subsidiaries

Mr. David Battat and Ms. Cindy Ferguson currently serve as officers of the Company and all subsidiaries. Mr. Emile Battat currently serves as an officer of the Company. The officers of the Company and our subsidiaries are elected annually by the respective Boards of Directors of the Company and our subsidiaries at the first meeting of such Boards of Directors held after the annual meetings of stockholders of such entities. The next meetings of the stockholders of the Company and our subsidiaries are expected to be held in May 2024, and the Boards of Directors of the Company and our subsidiaries are expected to meet promptly thereafter. Accordingly, the terms of office of the current officers of the Company and our subsidiaries are anticipated to expire in May 2024.

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

Ms. Ferguson has served as Vice President and Chief Financial Officer, Secretary and Treasurer of the Company as well as Vice President and Secretary Treasurer of all the Company’s subsidiaries since March 4, 2023. From June 14, 2021 until March 4, 2023, Ms. Ferguson served as the Company’s Corporate Controller. Prior to joining the Company, Ms. Ferguson spent 17 years with Texas Instruments Incorporated in various accounting and finance roles. During her last three years at Texas Instruments, she served as the Corporate Accounting Director, managing approximately 75 people around the world, including general accounting teams supporting legal entity accounting in the United States and over 25 other countries. She also managed the consolidation of accounting results and the public reporting of those results.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on The Nasdaq Global Select Market (Symbol ATRI). As of February 8, 2024, we had 87 record holders, and approximately 15,180 beneficial owners, of our common stock. We are currently paying quarterly cash dividends on our common stock and expect to continue paying quarterly cash dividends in the future.

During the year ended December 31, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933.

We have an ongoing authorization, approved by our Board of Directors in 2015, pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. During the quarter ended December 31, 2023, we did not repurchase any shares of our common stock. As of December 31, 2023, we had repurchased a total of 121,247shares under the 2015 program, leaving 128,753 shares of our common stock that may yet be repurchased under the 2015 program. This program has no expiration date but may be terminated by the Board of Directors at any time.

We issue restricted stock units (“RSUs”) as part of our equity incentive plans. In our Consolidated Financial Statements, we treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our May 2015 program.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We develop and manufacture products primarily for medical applications. We market components to other equipment manufacturers for incorporation in their products and sell finished devices to physicians, hospitals, clinics, and other treatment centers. Our medical products primarily serve the fluid delivery, cardiovascular, and ophthalmic markets. Our other medical and non-medical products include valves and inflation devices used in marine and aviation safety products. In 2023, approximately 37 percent of our sales were outside the United States.

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

For the year ended December 31, 2023, we reported revenues of $169.3 million, operating income of $22.6 million and net income of $19.4 million.

Results of Operations

Our net income was $19.4 million, or $11.02 per basic and diluted share, in 2023 compared to $35.0 million, or $19.59 per basic and $19.56 per diluted share in 2022. Revenues were $169.3 million in 2023 compared with $183.5 million in 2022.

Annual revenues by product line were as follows (in thousands):

	2023	2022

Fluid Delivery	$71,144	$84,084
Cardiovascular	69,750	67,632
Ophthalmology	8,678	5,849
Other	19,754	25,941
Total	$169,326	$183,506

Consolidated revenues of $169.3 million in 2023 were 8 percent lower than revenues in 2022. The decrease was primarily related to lower sales volumes compared to 2022, including a 24 percent decrease in Other revenues and a 15 percent decrease in Fluid Delivery revenues, partially offset by a 48 percent increase in Ophthalmic revenues.

Our cost of goods sold was $106.9 million in 2023 compared with $107.6 million in 2022. The slight decrease in 2023 is primarily due to lower sales volumes and higher manufacturing costs.

Gross profit in 2023 was $62.4 million compared with $75.9 million in 2022. Our gross profit was 37 percent of revenues in 2023 compared with 41 percent of revenues in 2022. The decrease in gross profit percentage in 2023 from 2022 was related to higher manufacturing costs.

Operating expenses were $39.8 million in 2023 and $36.2 million in 2022. R&D expenses increased $1.2 million from 2022, primarily related to outside services. R&D expenses consist primarily of salaries and other related expenses of our R&D personnel as well as costs associated with regulatory matters. In 2023, selling expenses increased $0.1 million compared with 2022 primarily for commissions, partially offset by a decrease in outside services. Selling expenses consist primarily of salaries, commissions, and other related expenses for sales and marketing personnel, marketing, advertising, and promotional expenses. General and Administrative, or G&A, expenses increased $2.3 million in 2023 as compared to 2022 primarily as a result of higher compensation and outside services. G&A expenses consist primarily of salaries and other related expenses of administrative, executive, and financial personnel, and outside professional fees.

Our operating income for 2023 was $22.6 million compared with $39.7 million in 2022. Operating income was 13 percent of revenues in 2023 compared to 22 percent of revenues in 2022.

Interest and dividend income for 2023 was $0.8 million compared with $1.0 million in 2022. The slight decrease in interest and dividend income was due to lower interest income received on cash and investments compared to prior year.

Other investment income was a $0.9 million loss in 2023 compared to a $0.2 million loss in 2022. The increased loss during 2023 was primarily related to greater unrealized losses on equity securities resulting from changes in the market values of our investments.

Income tax expense in 2023 totaled $3.0 million compared with $5.6 million in 2022. The effective tax rate was 13.2 percent for 2023 and 13.8 percent for 2022. We expect our effective tax rate for 2024 to be approximately 14 percent.

For a comparison of our results of operations for years 2022 and 2021, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our  Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on February 27, 2023.

Liquidity and Capital Resources

As of December 31, 2023, we had a $25.0 million revolving credit facility with a money-center bank pursuant to which the lender is obligated to make advances until December 21, 2026. The credit facility is secured by substantially all of our inventories, equipment, and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day, or 90-day Adjusted Term SOFR, as selected by us, plus 1.0 percent, and is payable monthly. Pursuant to the credit facility, we are obligated to pay a commitment fee applicable to the unused portion of the facility ranging from 0.30% to 0.45% per annum, payable in arrears on the last business day of each calendar quarter. We had no outstanding borrowings under the credit facility at December 31, 2023 or December 31, 2022. Our ability to borrow funds under the credit facility is contingent upon meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation, and amortization. At December 31, 2023, we were in compliance with all of these covenants.

At December 31, 2023, we had a total of $14.4 million in cash and cash equivalents, short-term investments, and long-term investments, a decrease of $20.1 million from December 31, 2022. This decrease was primarily due to lower net income and capital spending of $22.3 million during 2023.

Cash flows provided by operations of $20.0 million in 2023 were primarily comprised of net income plus the net effect of non-cash expenses offset by an increase in inventory as we strategically purchased raw materials in a tight supply environment. At December 31, 2023, we had working capital of $102.1 million, including $3.6 million in cash and cash equivalents and $2.7 million in short-term investments. The $0.8 million increase in working capital during 2023 was primarily related to a decrease in accounts payable. Working capital items consisted primarily of cash, accounts receivable, short-term investments, inventories, and other current assets minus accounts payable and other current liabilities.

Capital expenditures for property, plant, and equipment totaled $22.3 million in 2023, compared with $33.7 million in 2022. These expenditures were primarily for machinery and equipment and also included payments to complete the expansion at one of our facilities that began in 2021. This project cost about $27.0 million and was completed in 2023. Purchases of investments totaled $5.6 million in 2023, compared to $35.7 million in 2022. Proceeds from maturities of investments totaled $22.1 million in 2023 and $53.9 million in 2022. Since we have completed our building expansion, we expect 2024 capital expenditures, primarily for machinery and equipment, to be consistent with years prior to the expansion project.

We paid cash dividends totaling $15.3 million in 2023 and $14.6 million in 2022. We expect to fund future dividend payments with cash flows from operations. We purchased $1.7 million of treasury stock during 2023 and $25.8 million during 2022.

Our current contractual obligations are normal for our line of business and mainly consist of purchase orders for raw materials. These obligations will be funded through funds generated through operations and require no additional funding. We believe our cash, cash equivalents, short-term and long-term investments, cash flows from operations, and available borrowings of up to $25.0 million under our credit facility will be sufficient to fund our cash requirements for at least the foreseeable future. We believe our strong financial position would allow us to access equity or debt financing should that be necessary.

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

Impact of Inflation

We experience the effects of inflation primarily in the prices we pay for labor, materials, and services. Over the last three years, we have experienced the effects of inflation in these costs, and in the last 12 months have seen these costs increase significantly. We have implemented price increases on many of our products in an effort to mitigate the effect of higher costs, but competitive pressures have not allowed for full recovery of these increased costs. If these inflationary pressures continue, our business, financial condition, and results of operations will be adversely affected in 2024.

New Accounting Pronouncements

From time to time new accounting pronouncements applicable to us are issued by the Financial Accounting Standards Board (FASB), or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective may require additional disclosure, but will not have a material impact on our consolidated financial statements upon adoption.

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

During 2023, 2022 and 2021, none of our significant accounting estimates required material adjustments.

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

We have investments in money market funds, and bonds. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer, and otherwise. These securities have a higher degree of, and a greater exposure to, credit or default risk and may be less liquid in times of economic weakness or market disruptions as compared with cash deposits. We have also invested a portion of our available funds in equity securities and mutual funds. The value of these securities fluctuates due to changes in the equity and credit markets along with other factors. In times of economic weakness, the market value and liquidity of these assets may decline and may negatively impact our financial condition.

Forward-looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Form 10-K that are forward looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our effective tax rate for 2024, our 2024 capital expenditures, funding future dividend payments with cash flows from operations, availability of equity and debt financing, our ability to meet our cash requirements for the foreseeable future, the impact on our consolidated financial statement of recently issued accounting standards when we adopt those standards, and the effect that the COVID-19 pandemic may have on our business and operations. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that the COVID-19 pandemic may again lead to material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to the pandemic; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus will again disrupt global economies and may cause economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Form 10-K are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Atrion Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an adverse opinion.

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

Dallas, Texas

February 29, 2024

ATRION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2023, 2022, and 2021

	2023	2022	2021
	(In thousands, except per share amounts)

Revenues	$169,326	$183,506	$165,009
Cost of goods sold	106,938	107,602	95,637
Gross profit	62,388	75,904	69,372

Operating expenses:
Selling	9,926	9,782	8,061
General and administrative	23,192	20,935	19,597
Research and development	6,691	5,500	5,672
	39,809	36,217	33,330

Operating income	22,579	39,687	36,042

Interest and dividend income	806	988	843
Other investment income (loss)	(900)	(150)	1,477
Other income	39	92	67
Interest expense	(149)	-	-
Income before provision for income taxes	22,375	40,617	38,429

Provision for income taxes	(2,964)	(5,609)	(5,374)

Net income	$19,411	$35,008	$33,055

Net income per basic share	$11.02	$19.59	$18.22

Weighted average basic shares outstanding	1,761	1,787	1,814

Net income per diluted share	$11.02	$19.56	$18.18

Weighted average diluted shares outstanding	1,761	1,790	1,818

Dividends per common share	$8.70	$8.20	$7.40

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2023 and 2022

Assets:	2023	2022
	(In thousands)

Current assets:
Cash and cash equivalents	$3,565	$4,731
Short-term investments	2,691	21,152
Accounts receivable, net of allowance for credit losses of $58 and $71 in 2023 and 2022, respectively	23,029	23,951
Inventories	82,307	65,793
Prepaid expenses and other current assets	3,173	3,770
Total current assets	114,765	119,397

Long-term investments	8,165	8,669

Property, plant and equipment	286,445	270,642
Less: accumulated depreciation	161,098	146,888
	125,347	123,754

Other assets and deferred charges:
Patents and licenses, net of accumulated amortization of $12,768 and $12,655 in 2023 and 2022, respectively	1,072	1,185
Goodwill	9,730	9,730
Other	1,746	1,977
	12,548	12,892

Total assets	$260,825	$264,712

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders’ Equity:	2023	2022
	(In thousands)

Current liabilities:
Accounts payable	$6,628	$12,074
Accrued liabilities	5,887	5,950
Accrued income and other taxes	106	74
Total current liabilities	12,621	18,098

Line of credit	-	-

Other liabilities and deferred credits:
Deferred income taxes	2,371	3,888
Other	2,944	3,185
	5,315	7,073

Total liabilities	17,936	25,171

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.10 per share, authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	67,331	66,347
Retained earnings	381,754	377,682
Treasury shares, 1,660 shares in 2023 and 1,659 shares in 2022, at cost	(206,538)	(204,830)
Total stockholders’ equity	242,889	239,541

Total liabilities and stockholders’ equity	$260,825	$264,712

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$19,411	$35,008	$33,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,098	13,812	12,885
Deferred income taxes	(1,517)	(3,194)	(3,686)
Stock-based compensation	1,531	1,730	2,312
Net change in unrealized gains and losses on investments	900	89	(1,472)
Net change in accrued interest, premiums, and discounts on investments	(118)	119	632
Other	-	-	22
	35,305	47,564	43,748
Changes in operating assets and liabilities:
Accounts receivable	922	(2,928)	(4,579)
Inventories	(16,514)	(15,015)	(480)
Prepaid expenses and other current assets	347	(673)	423
Other non-current assets	480	640	11
Accounts payable and accrued liabilities	(326)	(1,247)	(656)
Accrued income and other taxes	32	(196)	(165)
Other non-current liabilities	(240)	644	496
Cash flows from operating activities	20,006	28,789	38,798

Cash flows from investing activities:
Property, plant and equipment additions	(22,319)	(33,736)	(15,828)
Purchase of investments	(5,648)	(35,676)	(23,158)
Proceeds from sale of investments	1,683	245	793
Proceeds from maturities of investments	22,147	53,884	40,189
Cash flows from investing activities	(4,137)	(15,283)	1,996

Cash flows from financing activities:
Shares tendered for employees’ withholding taxes on stock-based compensation	(57)	(633)	(585)
Purchase of treasury stock	(1,667)	(25,786)	(16,988)
Dividends paid	(15,311)	(14,620)	(13,407)
Proceeds from draw on line of credit	25,607	607	-
Repayment of draw on line of credit	(25,607)	(607)	-
Cash flows from financing activities	(17,035)	(41,039)	(30,980)

Net change in cash and cash equivalents	(1,166)	(27,533)	9,814

Cash and cash equivalents, beginning of year	4,731	32,264	22,450
Cash and cash equivalents, end of year	$3,565	$4,731	$32,264

Cash paid for:
Income taxes, net of refunds	$3,536	$9,876	$7,744
Non-cash financing activities:
Non-cash effect of stock option exercises	$-	$4,007	$6,012

The accompanying notes are an integral part of these consolidated financial statements.

ATRION CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the year ended December 31, 2023, 2022, and 2021

(in thousands)

	Common stock		Treasury stock		Additional
	Shares outstanding	Amount	Shares	Amount	paid-in capital	Retained earnings	Total
Balances, December 31, 2020	1,826	$342	1,594	$(151,127)	$53,527	$337,700	$240,442
Net income						33,055	33,055
Stock-based compensation transactions	4		(4)	(5,844)	7,647		1,803
Shares surrendered in stock transactions	(1)		1	(585)			(585)
Purchase of treasury stock	(28)		28	(16,988)			(16,988)
Dividends						(13,431)	(13,431)
Balances, December 31, 2021	1,801	$342	1,619	$(174,544)	$61,174	$357,324	$244,296
Net income						35,008	35,008
Stock-based compensation transactions	4		(4)	(3,867)	5,173		1,306
Shares surrendered in stock transactions	(1)		1	(633)			(633)
Purchase of treasury stock	(43)		43	(25,786)			(25,786)
Dividends						(14,650)	(14,650)
Balances, December 31, 2022	1,761	$342	1,659	$(204,830)	$66,347	$377,682	$239,541
Net income						19,411	19,411
Stock-based compensation transactions	1		(1)	16	984		1,000
Shares surrendered in stock transactions				(57)			(57)
Purchase of treasury stock	(2)		2	(1,667)			(1,667)
Dividends						(15,339)	(15,339)
Balances, December 31, 2023	1,760	$342	1,660	$(206,538)	$67,331	$381,754	$242,889

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

Our investments consist of corporate and government bonds, mutual funds, and equity securities. We classify our investment securities in one of three categories: held-to-maturity, available-for-sale, or trading. Securities that we have the intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity securities.

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

The components of the Company’s cash and cash equivalents and our short and long-term investments as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents:
Cash deposits	$2	$603
Money market funds	3,563	2,380
Commercial paper	-	1,748
Total cash and cash equivalents	$3,565	$4,731
Short-term investments:
Commercial paper (held-to-maturity)	$-	$12,227
Bonds (held-to-maturity)	2,552	8,597
Equity securities (available for sale)	139	330
Allowance for credit losses	--	(2)
Total short-term investments	$2,691	$21,152
Long-term investments:
Equity securities (available-for-sale)	$4,354	$5,139
Bonds (held-to-maturity)	3,575	3,180
Mutual funds (available for sale)	236	350
Allowance for credit losses	-	-
Total long-term investments	$8,165	$8,669
Total cash, cash equivalents and short and long-term investments	$14,421	$34,552

Accounts Receivable

Accounts receivable are recorded at the original sales price to the customer. We maintain an allowance for credit losses to reflect estimated losses resulting from the failure of customers to make required payments. The allowance for credit losses is updated periodically to reflect our estimate of collectability. Accounts are written off when we determine the receivable will not be collected.

Inventories

Inventories are stated at the lower of cost (including materials, direct labor, and applicable overhead) or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventory (in thousands):

	December 31,
	2023	2022
Raw materials	$37,770	$33,329
Work in process	17,462	13,618
Finished goods	27,075	18,846
Total inventories	$82,307	$65,793

Accounts Payable

We reflect disbursements as trade accounts payable until such time as payments are presented to our bank for payment. Disbursements totaling approximately $1.3 million at December 31, 2023 and $887 thousand at December 31, 2022, had not been presented for payment to our bank.

As of December 31, 2022, there were expenditures of $5.7 million related to property, plant, and equipment included in our accounts payable and accrued liabilities balance.

Income Taxes

We account for income taxes using the asset and liability method for the recording of deferred income taxes. Deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax basis of assets and liabilities, as measured at current enacted tax rates. When appropriate, we evaluate the need for a valuation allowance to reduce deferred tax assets.

Before any benefit is recorded, we determine that it is “more likely than not” that the position will be sustained by the taxing authority. Any uncertain tax positions are recorded within “Other non-current liabilities” in the accompanying consolidated balance sheets. We classify interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits in the income tax provision.

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

	December 31,		Useful
	2023	2022	Lives
Land	$5,511	$5,511	—
Buildings	66,192	60,984	30-40 yrs.
Machinery and equipment	214,742	204,147	3-15 yrs.
Total property, plant and equipment	$286,445	$270,642

Depreciation expense was $15.0 million in 2023, $13.7 million in 2022, and $12.8 million in 2021. Depreciation expense is recorded in either cost of goods sold or operating expenses based on the associated assets’ usage.

Patents and Licenses

Costs for patents and licenses acquired are determined at acquisition date. Patents and licenses are amortized over the useful lives of the individual patents and licenses, which are from seven to 20 years. Patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

Goodwill is reviewed for impairment in the fourth quarter of each year, or when events or changes in circumstances indicate a change in value may have occurred, using a qualitative assessment to determine whether it is more likely than not that the carrying value of our reporting units exceeds their fair value. If necessary, a two-step goodwill impairment analysis is performed.  Our evaluation of goodwill during each year resulted in no impairment losses.

Current Accrued Liabilities

The items comprising current accrued liabilities are as follows (in thousands):

	December 31,
	2023	2022
Accrued payroll and related expenses	$4,096	4,718
Accrued vacation	367	408
Other accrued liabilities	1,424	824
Total accrued liabilities	$5,887	5,950

Revenues

We recognize revenue when obligations under the terms of an accepted contract with our customer are satisfied. This occurs with the transfer of control of our products to customers when products are shipped. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services. Sales and other taxes we may collect concurrent with revenue-producing activities are excluded from revenue.

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

A summary of revenues by geographic area, based on shipping destination, for 2023, 2022, and 2021 is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
United States	$106,356	$109,740	$96,925
European Union	25,145	30,311	28,657
All other regions	37,825	43,455	39,427
Total	$169,326	$183,506	$165,009

A summary of revenues by product line for 2023, 2022 and 2021 is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021

Fluid Delivery	$71,144	$84,084	$77,753
Cardiovascular	69,750	67,632	56,919
Ophthalmology	8,678	5,849	6,332
Other	19,754	25,941	24,005
Total	$169,326	$183,506	$165,009

More than 98 percent of our total revenue in the periods presented herein is pursuant to shipments initiated by an accepted purchase order, which is the contract with the customer. As a result, the vast majority of our revenue is recognized at a single point in time when the performance obligation of the product being shipped is satisfied, rather than recognized over time.

Our payment terms vary by the type and location of our customers and the products or services offered, and payment is generally required after receipt by the customer. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

We apply a combination of factors including the age of the outstanding balances, evaluation of customers’ current and past financial condition, recent payment history, current economic environment, and discussions with our personnel and with the customers directly when evaluating certain aged receivables for collectability issues and to determine changes necessary to our allowance for credit losses. If circumstances change, our estimates of the collectability of amounts could be changed by a material amount.

We have elected to recognize the cost of shipping as an expense in cost of sales when control over the product has transferred to the customer. Shipping and handling fees charged to customers are reported as revenue.

We do not make any material accruals for product returns and warranty obligations. Our manufactured products come with a standard warranty to be free from defects and, in the event of a defect, may be returned by the customer within a reasonable period of time. Historically, our returns have been unpredictable and very low due to our focus on quality control. A one-year warranty is provided with certain equipment sales but warranty claims and our accruals for these obligations have been minimal.

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

We treat agreements with an embedded lease component as a single performance obligation and recognize revenue under revenue guidelines rather than under the lease accounting guidelines, since the predominant component of revenue is the non-lease component.

Our fixed monthly equipment rentals to customers are accounted for as operating leases under ASU 2016-02, Leases (ASC 842). Fixed monthly rental payments are recognized on a straight line basis over the lease term.

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

Leases to Customers

The lease assets from our sales-type leases are recorded in our accounts receivable in the accompanying consolidated balance sheets, and the balance totaled $256 thousand as of December 31, 2023 and $356 thousand as of December 31, 2022.

Our equipment treated as leases to customers is included in Property, Plant, and Equipment on our consolidated balance sheets. Due to the immaterial amount of revenue and assets from our lessor activity, all other lessor disclosures have been omitted.

Leased Property and Equipment

As a lessee, we had seven leases in total for equipment and facilities used internally during 2023, which we account for as operating leases. At December 31, 2023, our right-of-use asset balance was $206 thousand and our lease liability at December 31, 2023 for these leases was $240 thousand. The monthly expense of $51 thousand for these operating leases, which are our only lessee arrangements, is immaterial and therefore all other lessee disclosures have been omitted.

Liability-classified awards

The Company classifies certain stock-based compensation awards that can or will be settled in cash as liability awards. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded to general and administrative expense over the vesting period of the award.

New Accounting Pronouncements

From time to time new accounting pronouncements applicable to us are issued by the FASB, or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective may require additional disclosures but will not have a material impact on our consolidated financial statements upon adoption.

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

As of December 31, 2023 and 2022, we held investments in bonds, money market funds, mutual funds, and equity securities that are required to be measured for disclosure purposes at fair value on a recurring basis. The fair values of these investments and their tier levels are shown in Note 2.

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

We have investments in money market funds, bonds, and equity securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer, and otherwise. These securities have a higher degree of, and a greater exposure to, credit or default risk and may be less liquid in times of economic weakness or market disruptions as compared with cash deposits.

For accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain reserves for possible credit losses. We had allowances for credit losses of approximately $58 thousand at December 31, 2023 and $71 thousand, at December 31, 2022. The carrying amount of the receivables approximates their fair value. We had one customer which accounted for 11% of our accounts receivable as of December 31, 2023.

(2) Investments

As of December 31, 2023 and 2022, we held investments in bonds, money market accounts, mutual funds, and equity securities. The bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities, and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. These investments are considered Level 1 or Level 2 as detailed in the table below. The amortized cost and fair value of our investments, and the related gross unrealized gains and losses, were as follows as of the dates shown below (in thousands):

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of December 31, 2023:
Money market funds	1	$3,563	$-	$-	$3,563
Bonds	2	$6,127	$1	$(82)	$6,046
Mutual funds	1	$279	$-	$(43)	$236
Equity securities	2	$6,054	$-	$(1,561)	$4,493

As of December 31, 2022:
Money market funds	1	$2,380	$-	$-	$2,380
Commercial paper	2	$13,975	$1	$(9)	$13,967
Bonds	2	$11,777	$-	$(353)	$11,424
Mutual funds	1	$466	$-	$(116)	$350
Equity securities	2	$6,054	$-	$(585)	$5,469

The above equity securities represent an investment in two companies at December 31, 2023 and are classified as available for sale. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggest an investment may not be recoverable. As of December 31, 2023, we had four bond investments in a loss position for more than 12 months.

At December 31, 2023, the length of time until maturity of the bonds we currently own ranged from one to 24 months.

We utilize a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. As of December 31, 2023 and 2022, our allowance for credit losses was immaterial.

The following table summarizes the amortized cost of our held-to-maturity bonds at December 31, 2023, aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds
Credit Quality Indicators	Fed Govt. Bonds/Notes	Municipal Bonds	Corporate Bonds	Total
AA/A	$82	$-	$2,265	$2,347
BBB	-	-	3,780	3,780
TOTAL	$82	$-	$6,045	$6,127

(3) Patents and Licenses

Patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

December 31, 2023			December 31, 2022
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,768	15.67	$13,840	$12,655

Aggregate amortization expense for patents and licenses was $113 thousand for 2023 and $117 thousand for 2022. Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2024	$113
2025	$112
2026	$112
2027	$108
2028	$108

(4) Line of Credit

As of December 31, 2022, we had a $75.0 million revolving credit facility with a money-center bank pursuant to which the lender was obligated to make advances until February 28, 2024. On December 21, 2023, this credit facility was amended and restated to, among other things, change the revolving credit facility amount to $25.0 million and extend the date for advances to December 21, 2026. The credit facility is secured by substantially all our inventories, equipment, and accounts receivable. The interest rate on borrowings under this credit facility is assessed at 30-day, 60-day, or 90-day Adjusted Term SOFR, as selected by us, and interest expense was immaterial in 2023. We had no outstanding borrowings under the credit facility at December 31, 2023 or December 31, 2022. Our ability to borrow funds under the credit facility is contingent upon meeting certain covenants in the loan agreement, the most restrictive of which is the ratio of total debt to earnings before interest, income tax, depreciation, and amortization. At December 31, 2023, we were in compliance with all of the covenants.

(5) Income Taxes

The items comprising Provision for Income Taxes are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Current — Federal	$3,568	$8,030	$7,445
— State	913	773	1,615
	4,481	8,803	9,060

Deferred — Federal	(1,260)	(3,021)	(3,349)
— State	(257)	(173)	(337)
	(1,517)	(3,194)	(3,686)
Provision for income taxes	$2,964	$5,609	$5,374

Temporary differences and carryforwards which have given rise to deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets
Capitalized R&D	$3,081	$2,275
Inventories	1,370	730
Benefit plans	900	1,421
Total deferred tax assets	5,351	4,426
Valuation allowance	-	-
Net deferred tax assets	5,351	4,426
Deferred tax liabilities
Property, plant, and equipment	(5,802)	(6,334)
Patents and goodwill	(1,771)	(1,745)
Other	(149)	(235)
Total deferred tax liabilities	(7,722)	(8,314)
Net deferred tax assets (liabilities)	$(2,371)	$(3,888)

Total income tax expense differs from the amount that would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below (in thousands):

	Year ended December 31,
	2023	2022	2021
Income tax expense at the statutory
federal income tax rate	$4,699	$8,530	$8,070
Increase (decrease) resulting from:
State income taxes	500	438	1,027
R&D tax credits	(1,475)	(1,332)	(1,703)
Foreign-derived intangible income deduction	(1,331)	(2,133)	(2,091)
Excess tax benefit from stock compensation	3	(97)	(185)
Settlements	350	-	-
Compensation subject to 162(m)	288	262	270
Other, net	(70)	(59)	(14)
Provision for income taxes	$2,964	$5,609	$5,374

We had no unrecognized tax benefits at December 31, 2023, 2022, or 2021.

We are subject to United States federal income tax as well as to income tax of multiple state jurisdictions. We have concluded all United States federal income tax matters, as well as all material state and local income tax matters, for the years through 2018. During the year ended December 31, 2023, the Internal Revenue Service audit of the Company’s federal income tax return for tax year 2018 was closed without material adjustments.

On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) was signed into law in the United States. We do not currently expect the Inflation Reduction Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity.

We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. There was no net interest benefit included in our tax expense for the years ended December 31, 2023, 2022, or 2021.

(6) Stockholders’ Equity

Our Board of Directors has at various times authorized repurchases of our stock in open-market or privately-negotiated transactions at such times and at such prices as management or the Board of Directors may from time to time determine. On May 21, 2015, our Board of Directors adopted a stock repurchase program authorizing the repurchase of up to 250,000 shares of our common stock in open-market or privately-negotiated transactions. This program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2023, there remained 128,753 shares available for repurchase under this program. As of December 31, 2022, there remained 131,622 shares available for repurchase under this program. We repurchased a total of 2,869 shares of our common stock during 2023 and 42,568 shares in 2022 in open-market transactions.

We have increased our quarterly cash dividend rate in September of each of the past three years. The quarterly dividend rate was increased to $1.95 per share in September 2021, to $2.15 per share in September 2022, and to $2.20 per share in September 2023. Holders of our stock units earned non-cash dividend equivalents of $28 thousand in 2023, $30 thousand in 2022 and $24 thousand in 2021.

(7) Income Per Share

The following is the computation of basic and diluted net income per share:

	Year ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Net Income	$19,411	$35,008	$33,055

Weighted average basic shares outstanding	1,761	1,787	1,814
Add: Effect of dilutive securities	--	3	4
Weighted average diluted shares outstanding	1,761	1,790	1,818

Net Income per share
Basic	$11.02	$19.59	$18.22
Diluted	$11.02	$19.56	$18.18

Nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic income per share pursuant to the two-class method.

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Potentially dilutive securities have been excluded when their inclusion would be anti-dilutive. We excluded 111 shares of common stock for the year ended December 31, 2023, no shares were excluded for the year ended December 31, 2022, and two shares of common stock were excluded for the year ended December 31, 2021.

(8) Stock-based Compensation

At December 31, 2023, we had one stock-based compensation plan described below.

Our 2021 Equity Incentive Plan, or 2021 Plan, provides for awards to key employees, non-employee directors, and consultants of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance shares, and other stock-based awards. Under the 2021 Plan, 100,000 shares, in the aggregate, of common stock are reserved for awards. The purchase price of shares issued on the exercise of options is required to be at least equal to the fair market value of such shares on the date of grant. The options granted become exercisable and expire as determined by the Compensation Committee.

There were no stock option transactions during the year ended December 31, 2023. There was one option exercised during the year ended December 31, 2022. There were no outstanding options remaining at December 31, 2023 or 2022. None of our grants includes performance-based or market-based vesting conditions. There were no restricted stock grants or nonvested shares of restricted stock outstanding at December 31, 2023 or 2022.

During 2023, restricted stock units were granted to certain employees. All of our restricted stock units are convertible to shares of stock on a one-for-one basis when the restrictions lapse, which is generally after a five-year period. Nonvested restricted stock units are generally forfeited upon termination of employment unless the termination is in connection with a change in control. During the vesting period, holders of restricted stock units earn dividends in the form of additional units. During 2023, one nonemployee director elected to receive stock units in lieu of a portion of cash fees for services as a member of the Board of Directors.

A summary of changes in stock units for the year ended December 31, 2023, is presented below:

Nonvested Stock Units	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit	Director’s Stock Units	Weighted Average Award Date Fair Value Per Unit
Nonvested at December 31, 2022	2,730	$690.50	--
Granted & Added	2,223	$465.44	46	$538.89
Forfeited	(330)	$713.77	--
Vested	(358)	$644.23	(46)	$538.89
Nonvested at December 31, 2023	4,265	$575.29	--

All nonvested restricted stock units at December 31, 2023 are expected to vest. The total intrinsic value of these outstanding stock units which were not convertible at December 31, 2023, including 561 stock units held for the accounts of non-employee directors, was $1.8 million. The total fair value of directors’ stock units was $25 thousand for units that vested during 2023 and $4 thousand for units vested in each of the years ended December 31, 2022 and 2021.

During 2020, we granted 3,865 restricted stock units outside of the plans to three employees that will be settled in cash and are treated as liability-classified awards. The grant-date fair value per unit for these awards was $646.90. No grants of this type were made outside the plans prior to 2020. These units vest 20 percent each year over a five-year period beginning in 2021. Changes in the fair value of these awards are recorded to G&A expense over the vesting period of the award. The liability recorded for these units is adjusted to the current market value at the end of each reporting period. During 2023, we paid cash of $295 thousand to pay out remaining units to a retired employee, and we paid $368 thousand to settle the 20 percent vesting to the two remaining employees.  We paid cash of $524 thousand to settle the 20 percent vesting in 2022 and $485 thousand to settle the 20 percent vesting in 2021. At December 31, 2023, our recorded liability for the remaining units was $123 thousand. The intrinsic value of these units at December 31, 2023 was $471 thousand including accrued amounts for dividend equivalents.

The total value of stock awards to nonemployee directors awarded under the plans was $516 thousand in 2023, $492 thousand in 2022, and $432 thousand in 2021. These awards vested immediately at the time of the grants.

Compensation related to restricted stock and restricted stock units that are treated as equity-classified awards is based on the fair market value of the stock on the date of the award. These fair values are then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

We recorded stock-based compensation expense as a G&A expense in the amount of $1.531 million for the year ended December 31, 2023, $1.730 million for the year ended December 31, 2022, and $2.312 million for the year ended December 31 2021, for all of the above-mentioned stock-based compensation arrangements. The total tax benefit recognized in the income statement from stock-based compensation arrangements was $319 thousand for the year ended December 31, 2023, $461 thousand for the year ended December 31, 2022, and $1.203 million for the year ended December 31, 2021. These amounts include excess tax benefits in each year.

Unrecognized compensation cost information for our various stock-based compensation awards is shown below as of December 31, 2023 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Years in Amortization Period
Restricted stock units	$1,418	3.2
Restricted stock units (to be settled in cash)	471	1.5
Total	$1,889

We use treasury shares to satisfy stock option exercises, stock unit conversions, and restricted stock awards that are equity-classified awards.

(9) Industry Segment and Geographic Information

We operate in one reportable industry segment: developing and manufacturing products primarily for medical applications. We have no foreign operating subsidiaries. We have other product lines which include pressure relief valves and inflation systems, which are sold primarily to the aviation and marine industries. Due to the similarities in product technologies and manufacturing processes, these products are managed as part of our medical products segment. Our revenues from sales to customers outside the United States totaled approximately 37 percent of our net revenues in 2023, 40 percent in 2022, and 41 percent in 2021. We have no assets located outside the United States.

(10) Employee Retirement and Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees. Each participant may contribute certain amounts of eligible compensation. We make a matching contribution to the plan. Our contributions under this plan were $1.167 million in 2023, $1.061 million in 2022, and $980 thousand in 2021.

The Company has a Nonqualified Deferred Compensation Plan for certain key management or highly-compensated employees. The plan allows for the deferral of salary and bonus compensation until retirement or other specified payment events occur. Employees’ deferred compensation amounts are deemed to be invested in certain investment funds, indexes, or vehicles selected by our Compensation Committee and designated by each participant and their deferral balances are adjusted for earnings based upon the performance of these deemed investments. Our deferred compensation obligation under the plan was $2.570 million at December 31, 2023 and $2.355 million at December 31 2022. These amounts are reflected in “Other Liabilities and Deferred Credits” in the accompanying consolidated balance sheets.

(11) Commitments and Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges, and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable, and accrue for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range. As of December 31, 2023, we had no ongoing litigation or arbitration for such matters.

We had a dispute which was favorably settled in the third quarter of 2007. This settlement was amended in December 2008. The amended settlement agreement provides that we may receive annual payments from 2009 through 2024. We have not recorded $0.5 million in potential future payments under this settlement as of December 31, 2023 due to the uncertainty of payment.

We have arrangements with three of our executive officers pursuant to which the termination of their employment under certain circumstances would result in lump sum payments to them. Termination under such circumstances at December 31, 2023, could have resulted in payments aggregating $5.4 million.

At December 31, 2023, the Company had lease obligations totaling $0.2 million with certain lessors for equipment and facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, were not effective as of December 31, 2023 as a result of the material weakness in our internal controls described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.

Based on this assessment, management identified a material weakness in internal control over financial reporting, as of December 31, 2023, and, based on such material weakness, concluded that we did not maintain effective internal control over financial reporting. Specifically, the material weakness is related to inventory counts and resulted from our failure to appropriately perform cycle count procedures at one of our subsidiaries.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness identified above did not result in any material errors.

Remediation efforts

To remediate the material weakness identified above, we are planning, initiating, and implementing control and procedure improvements including, but not limited to:

•	Instituting additional preventive controls, enhancing review controls, and providing additional training to control owners charged with the responsibility of safeguarding inventory.
•	Improved documentation ensuring proper knowledge transfer upon personnel changes.
•	Review and update physical organization of inventory to improve segregation and identification procedures.

We anticipate these improvements will address the material weakness. However, management will not consider the material weakness remediated until the enhanced controls operate effectively for a sufficient period of time and testing of the controls is satisfied. We will monitor the effectiveness of the designed controls and refine the remediation plan as appropriate.

After giving full consideration to the material weakness identified and additional analysis performed to ensure our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with accounting principles generally accepted in the United States, management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows for the year ended December 31, 2023.

Attestation report of independent registered public accounting firm

The effectiveness of our internal control over financials reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report included herein. This Report contains an adverse opinion on the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting

Except for the identification of the material weakness described above, there were no changes in our internal control over financial reporting for the fourth fiscal quarter ended December 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Atrion Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Atrion Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

A material weakness has been identified related to inventory count controls resulting from the Company’s failure to appropriately perform cycle count procedures at one of their subsidiaries. This material weakness has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 29, 2024 which expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 29, 2024

ITEM 9B. OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2023 that was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Part III is omitted from this Form 10-K and is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders which we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2023.

Directors

The information for this item relating to our directors is incorporated by reference from our definitive proxy statement to be filed in connection with our 2024 annual meeting of stockholders.

Executive Officers

The information required by this item relating to executive officers is set forth in Part I of this report.

The information required by Item 405 of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed in connection with our 2024 annual meeting of stockholders.

We have adopted a Code of Business Conduct that applies to all of our directors, officers, and employees. The Code of Business Conduct will be provided to any person, without charge, upon request addressed to: Corporate Secretary, Atrion Corporation, One Allentown Parkway, Allen, Texas 75002.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2024 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the section entitled “Securities Ownership” in our definitive proxy statement to be filed in connection with our 2024 annual meeting of stockholders is incorporated herein by reference.

Equity Compensation Plans

Equity incentive compensation plans under which shares of the Company's common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders(1)	4,265	—	93,366
Equity compensation plans not
approved by security holders	—	—	—
Total	4,265	—	93,366

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2024 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2024 annual meeting of stockholders.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report on Form 10-K:

(1)	Financial Statements of the Company:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders’ Equity

(2)	Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts

	December 31, (Thousands)
	Balance at Beginning of Period	Additions Charged to Expense	Deductions from Reserve	Ending Balance

Allowance for credit losses
2023	$71	$21	$(34)	$58
2022	$69	$45	$(43)	$71
2021	$41	$32	$(4)	$69

Deferred income tax valuation allowance
2023	$-	$-	$-	$-
2022	$36	$-	$(36)	$-
2021	$580	$-	$(544)	$36

All other financial statement schedules have been omitted since the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

(3)	The exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

Exhibit Numbers	Description
3.1	Certificate of Incorporation of Atrion Corporation, dated December 30, 1996 incorporated by reference to Appendix B to the Definitive Proxy Statement of Atrion Corporation filed January 10, 1997.
3.2	Bylaws of Atrion Corporation (as amended and restated on May 22, 2023) incorporated by reference to Exhibit 3.1 to Atrion Corporation Form 8-K filed May 25, 2023.
4.1	Description of Atrion Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. +
10.1*	Second Amended and Restated Employment Agreement for Chairman incorporated by reference to Exhibit 10.2 to Atrion Corporation Form 10-Q filed May 8, 2019.
10.2*	Second Amended and Restated Change in Control Agreement for President and Chief Executive Officer incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 10-Q filed May 8, 2019.
10.3*	Change in Control Agreement for Chief Financial Officer incorporated by reference to Exhibit 10.6 to Atrion Corporation Form 8-K filed December 28, 2023.
10.4*

Amended and Restated Atrion Corporation 2006 Equity Incentive Plan (as last amended on August 14, 2017) incorporated by reference to Exhibit 10.2 to Atrion Corporation Form 10-Q filed November 8, 2017.

10.5*

Form of Award Agreement for Restricted Stock Units Award under Amended and Restated Atrion Corporation 2006 Equity Incentive Plan incorporated by reference to Exhibit 10.6 to Atrion Corporation Form 10-Q filed August 4, 2011.

10.6*	Atrion Corporation 2021 Equity Incentive Plan effective May 21, 2021 incorporated by reference to Appendix A Definitive Proxy Statement of Atrion Corporation filed on April 7, 2021.
10.7*	Form of Common Stock Award Agreement under Atrion Corporation 2021 Equity Incentive plan incorporated by reference to Exhibit 10.2 to Atrion Corporation Form 10-Q filed August 9, 2021.
10.8*	Form of Restricted Stock Unit Award Agreement under Atrion Corporation 2021 Equity Incentive Plan incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 10-Q filed November 8, 2021.
10.9*	First Amendment to Atrion Corporation 2021 Equity Incentive Plan +
10.10*

First Amended and Restated Restricted Stock Unit Award Agreement between the Company and Emile A Battat dated as of December 29, 2020 incorporated by reference to Exhibit 10m to Atrion Corporation Form 10-K filed March 1, 2021.

10.11*

First Amended and Restated Restricted Stock Unit Award Agreement between the Company and David A. Battat dated as of December 29, 2020 incorporated by reference to Exhibit 10n to Atrion Corporation Form 10-K filed March 1, 2021.

10.12*	Atrion Corporation Short-Term Incentive Compensation Plan (as last amended on March 12, 2018) incorporated by reference to Exhibit 10.1 to Atrion Corporation form 10-Q filed May 9, 2018.
10.13*	Atrion Corporation 2023 Annual Incentive Compensation Plan incorporated by reference to Exhibit 10.1 to Atrion Corporation 8-K filed May 25, 2023.
10.14*	Deferred Compensation Plan for Non-Employee Directors (as amended and restated as of December 2, 2008) incorporated by reference to Exhibit 10n to Atrion Corporation Form 10-K filed March 13, 2009.
10.15*	Form of Deferred Fee Election Form – Deferred Compensation Plan for Non-Employee Directors incorporated by reference to Exhibit 10.1 to Atrion Corporation Form S-8 filed June 27, 2007
10.16*	Form of Indemnification Agreement for Directors and Executive Officers incorporated by reference to Exhibit 10v to Atrion Corporation Form 10-K filed March 12, 2012.
10.17

Amended and Restated Credit Agreement dated as of December 21, 2023 by and between Atrion Corporation, as Borrower, and Wells Fargo Bank, National Association, as Lender incorporated by reference to Exhibit 10.2 to Atrion Corporation Form 8-K filed December 28, 2023.

10.18

Amended and Restated Revolving Note dated as of December 21, 2023 by Atrion Corporation, as Borrower, in favor of Wells Fargo Bank, National Association, as Lender incorporated by reference to Exhibit 10.2 to Atrion Corporation Form 8-K filed December 28, 2023.

10.19

Reaffirmation Agreement dated as of December 21, 2023 by and among Atrion Corporation, certain Subsidiaries of Atrion Corporation and Wells Fargo Bank, National Association as Lender incorporated by reference to Exhibit 10.3 to Atrion Corporation Form 8-K filed December 28, 2023.

61

10.20

Guaranty Agreement dated as of February 28, 2017 made by certain Subsidiaries of Atrion Corporation in favor of Wells Fargo Bank, National Association, as Lender incorporated by reference to Exhibit 10.2 to Atrion Corporation Form 8-K filed March 3, 2017.

10.21

Collateral Agreement dated as of February 28, 2017 among Atrion Corporation, certain Subsidiaries of Atrion Corporation and Wells Fargo Bank, National Association, as lender incorporated by reference to Exhibit 10.3 to Atrion Corporation Form 8-K filed March 3, 2017.

10.22*	Nonqualified Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to Atrion Corporation Form 10-Q filed November 8, 2017.
21	Subsidiaries of Atrion Corporation as of December 31, 2022. +
23	Consent of Grant Thornton LLP .+
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer. +
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer. +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002. +
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes – Oxley Act Of 2002. +
97	Atrion Corporation Policy for the Recovery of Erroneously Awarded Compensation +
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Battat	President and Chief Executive	February 29, 2024
David A. Battat	Officer (Principal Executive Officer)

/s/ Cindy Ferguson	Vice President, Chief Financial Officer and	February 29, 2024
Cindy Ferguson	Secretary-Treasurer (Principal Financial
and Accounting Officer)

/s/ Emile A Battat	Chairman	February 29, 2024
Emile A Battat

/s/ Hugh J. Morgan, Jr.	Director	February 29, 2024
Hugh J. Morgan, Jr.

/s/ John P. Stupp, Jr.	Director	February 29, 2024
John P. Stupp, Jr.

/s/ Ronald N. Spaulding	Director	February 29, 2024
Ronald N. Spaulding

/s/ Preston G. Athey	Director	February 29, 2024
Preston G. Athey

/s/ Jeannette Bankes	Director	February 29, 2024
Jeannette Bankes

