Form 10-Q
period 2024-03-31
ATRION CORP
filed 2024-05-10
CIK 701288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 001-32982

Atrion Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0821819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 26, 2024
Common stock, Par Value $0.10 per share	1,759,954

ATRION CORPORATION AND SUBSIDIARIES

1

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)

Revenues	$47,334	$39,993
Cost of goods sold	34,983	24,912
Gross profit	12,351	15,081
Operating expenses:
Selling	2,772	2,727
General and administrative	4,787	6,254
Research and development	1,650	1,630
	9,209	10,611
Operating income	3,142	4,470

Interest and dividend income	156	240
Other investment income/(losses)	(109)	(721)
Other income	14	10
	61	(471)

Income before provision for income taxes	3,203	3,999
Provision for income taxes	(411)	(514)

Net income	$2,792	$3,485

Net income per basic share	$1.59	$1.98
Weighted average basic shares outstanding	1,760	1,762

Net income per diluted share	$1.59	$1.98
Weighted average diluted shares outstanding	1,761	1,763

Dividends per common share	$2.20	$2.15

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$7,135	$3,565
Short-term investments	2,760	2,691
Accounts receivable	25,116	23,029
Inventories	75,000	82,307
Prepaid expenses and other current assets	2,503	3,173
	112,514	114,765

Long-term investments	8,853	8,165

Property, plant and equipment	289,054	286,445
Less accumulated depreciation and amortization	164,446	161,098
	124,608	125,347

Other assets and deferred charges:
Patents and licenses	1,043	1,072
Goodwill	9,730	9,730
Other	1,879	1,746
	12,652	12,548

Total assets	$258,627	$260,825

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,112	$12,515
Accrued income and other taxes	1,140	106
	12,252	12,621

Other non-current liabilities	4,452	5,315

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	67,472	67,331
Retained earnings	380,665	381,754
Treasury shares,1,660 at March 31, 2024 and 1,660 at December 31, 2023, at cost	(206,556)	(206,538)
Total stockholders’ equity	241,923	242,889

Total liabilities and stockholders’ equity	$258,627	$260,825

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)

Cash flows from operating activities:
Net income	$2,792	$3,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,943	3,509
Deferred income taxes	(135)	(1,394)
Stock-based compensation	235	407
Net change in unrealized gains and losses on investments	109	721
Net change in accrued interest, premiums, and discounts on investments	(5)	(77)
	6,939	6,651

Changes in operating assets and liabilities:
Accounts receivable	(2,087)	4,527
Inventories	7,307	(9,300)
Prepaid expenses	345	979
Other non-current assets	192	382
Accounts payable and accrued liabilities	(1,504)	167
Accrued income and other taxes	1,034	984
Other non-current liabilities	(728)	(62)
Cash flows from operating activities	11,498	4,328

Cash flows from investing activities:
Property, plant and equipment additions	(3,175)	(7,543)
Purchase of investments	(3,608)	(4,160)
Proceeds from sale of investments	228	52
Proceeds from maturities of investments	2,519	11,574
Cash flows from investing activities	(4,036)	(77)

Cash flows from financing activities:
Purchase of treasury stock	-	(613)
Shares tendered for employees’ withholding taxes on stock-based compensation	(20)	(22)
Dividends paid	(3,872)	(3,784)
Cash flows from financing activities	(3,892)	(4,419)

Net change in cash and cash equivalents	3,570	(168)
Cash and cash equivalents at beginning of period	3,565	4,731
Cash and cash equivalents at end of period	$7,135	$4,563

Cash paid for:
Income taxes	$11	$146

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended
	Common Stock		Treasury Stock		Additional
	Shares Outstanding	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balances, January 1, 2023	1,761	$342	1,659	$(204,830)	$66,347	$377,682	$239,541

Net income						3,485	3,485
Stock-based compensation transactions				2	35		37
Shares surrendered in stock transactions				(22)			(22)
Purchase of treasury stock	(1)		1	(613)			(613)
Dividends						(3,787)	(3,787)
Balances, March 31, 2023	1,760	$342	1,660	$(205,463)	$66,382	$377,380	$238,641

Balances, January 1, 2024	1,760	$342	1,660	$(206,538)	$67,331	$381,754	$242,889

Net income						2,792	2,792
Stock-based compensation transactions				2	141		143
Shares surrendered in stock transactions				(20)			(20)
Purchase of treasury stock							-
Dividends						(3,881)	(3,881)
Balances, March 31, 2024	1,760	$342	1,660	$(206,556)	$67,472	$380,665	$241,923

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Atrion Corporation and its subsidiaries (collectively referred to herein as “Atrion,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that can have a significant impact on our revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 10, 2024, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments, and estimates, and make changes as we deem necessary.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("2023 Form 10-K").

(2) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$36,518	$37,770
Work in process	17,756	17,462
Finished goods	20,726	27,075
Total inventories	$75,000	$82,307

The decrease in inventories is partially due to a $2.3 million one-time inventory write-off at one of our subsidiaries attributable to a correction of a prior-year immaterial error related to our 2023 10-K.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Income per share

The following is the computation for basic and diluted income per share:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Net income	$2,792	$3,485
Weighted average basic shares outstanding	1,760	1,762
Add: Effect of dilutive securities	1	1
Weighted average diluted shares outstanding	1,761	1,763
Earnings per share:
Basic	$1.59	$1.98
Diluted	$1.59	$1.98

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Potential dilutive securities have been excluded when their inclusion would be anti-dilutive.

(4) Investments

As of March 31, 2024, we held investments in bonds, money market accounts, mutual funds, and equity securities. The bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities, and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets which we intend to hold longer than 12 months.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s cash and cash equivalents and our short- and long-term investments are as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents:
Money market funds	$7,133	$3,563
Cash deposits	2	2
Total cash and cash equivalents	$7,135	$3,565

Short-term investments:
Bonds (held-to-maturity)	$2,618	$2,552
Equity securities (available for sale)	142	139
Total short-term investments	$2,760	$2,691
Long-term investments:
Equity securities (available for sale)	$4,227	$4,354
Bonds (held-to-maturity)	3,307	3,575
Mutual funds (available for sale)	1,319	236
Total long-term investments	$8,853	$8,165
Total cash, cash equivalents and short and long-term investments	$18,748	$14,421

We utilize a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. During the first quarter of 2024, our allowance for credit losses was immaterial.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the amortized cost of our held-to-maturity bonds at March 31, 2024 aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds
Credit Quality Indicators	Fed Govt. Bonds/Notes	Corporate Bonds	Totals
AAA/AA/A	$2,384	$500	$2,884
BBB/BB	-	3,041	3,041
TOTAL	$2,384	$3,541	$5,925

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

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of March 31, 2024:
Money market	1	7,133	$-	$-	$7,133
Bonds	2	5,925	$1	$(86)	$5,840
Mutual funds	1	1,347	$-	$(28)	$1,319
Equity investments	2	6,054	$-	$(1,685)	$4,369

As of December 31, 2023:
Money Market	1	3,563	$-	$-	$3,563
Bonds	2	6,127	$1	$(82)	$6,046
Mutual funds	1	279	$-	$(43)	$236
Equity investments	2	6,054	$-	$(1,561)	$4,493

The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. The bonds represent investments in various issuers at March 31, 2024. The unrealized losses for some of these bond investments reflect changes in interest rates following their acquisition. As of March 31, 2024, we had four bond investments in a loss position for more than 12 months.

At March 31, 2024, the length of time to maturity for the bonds we held ranged from 12 to 24 months.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Patents and Licenses

Patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

March 31, 2024			December 31, 2023
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,797	15.67	$13,840	$12,768

Aggregated amortization expense for patents and licenses was $29 thousand and $28 thousand in the three-month period ended March 31, 2024 and March 31, 2023, respectively.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2025	$112
2026	$112
2027	$108
2028	$108
2029	$108

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

A summary of revenue by geographic area, based on shipping destination, for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
United States	$31,087	$24,868
European Union	6,313	8,085
All other regions	9,934	7,040
Total	$47,334	$39,993

A summary of revenue by product line for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Fluid Delivery	$19,537	$17,585
Cardiovascular	20,016	15,665
Ophthalmology	1,476	1,359
Other	6,305	5,384
Total	$47,334	$39,993

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the three months ended March 31, 2024, we reported revenues of $47.3 million, up 18 percent, operating income of $3.1 million, down 30 percent, and net income of $2.8 million, down 20 percent as compared to the three months ended March 31, 2023.

Results for the three months ended March 31, 2024

Consolidated net income totaled $2.8 million, or $1.59 per basic and diluted share, in the first quarter of 2024. This is compared with consolidated net income total of $3.5 million, or $1.98 per basic and diluted share, in the first quarter of 2023. The income per basic share computations are based on weighted average basic shares outstanding of 1,760 thousand in the 2024 period and 1,762 thousand in the 2023 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,761 thousand in the 2024 period and 1,763 thousand in the 2023 period.

Consolidated revenues of $47.3 million for the first quarter of 2024 were 18.4 percent higher than revenues of $40.0 million for the first quarter of 2023. Our first quarter 2024 results were favorably impacted by a 27.8 percent increase in Cardiovascular revenue, an 11.1 percent increase in Fluid Delivery revenue, an 8.6 percent increase in Ophthalmic revenue, and a 17.1 percent increase in Other product line revenue as compared to the first quarter of 2023.

Revenues by product line were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Fluid Delivery	$19,537	$17,585
Cardiovascular	20,016	15,665
Ophthalmology	1,476	1,359
Other	6,305	5,384
Total	$47,334	$39,993

Cost of goods sold of $35.0 million for the first quarter of 2024 was 40.4 percent higher than our cost of goods sold of $24.9 million for the first quarter of 2023, primarily due to increased revenue, and higher manufacturing costs, including a $2.3 million one-time inventory write-off at one of our subsidiaries attributable to a correction of a prior-year immaterial error related to our 2023 10-K. Our cost of goods sold in the first quarter of 2024 was 73.9 percent of revenue compared to 62.3 percent of revenue in the first quarter of 2023.

Gross profit of $12.4 million in the first quarter of 2024 was $2.7 million or 18.1 percent lower than in the comparable 2023 period. Our gross profit percentage in the first quarter of 2024 was 26.1 percent of revenues compared with 37.7 percent of revenues in the first quarter of 2023. The decrease in gross profit percentage in the 2024 period compared to the 2023 period was related to the higher manufacturing costs mentioned above, as well as mix of products sold.

Our first quarter 2024 operating expenses of $9.2 million were $1.4 million lower than the operating expenses for the first quarter of 2023. This decrease was attributable to a $1.5 million decrease in general and administrative expenses, largely driven by reduced compensation costs, partially offset by an increase in selling expense of $44.7 thousand driven by commissions. There was also a slight increase of $20.7 thousand in research and development expenses driven by supplies, which was offset by a decrease in outside services.

Operating income of $3.1 million in the first quarter of 2024 represented a $1.3 million, or 29.7 percent, decrease in operating income as compared to first quarter 2023 operating income. This decrease was due to the gross profit decrease discussed above. Operating income was 6.6 percent of revenues for the first quarter of 2024 and 11.2 percent of revenues for the first quarter of 2023.

Interest and dividend income in the first quarter of 2024 was $156 thousand compared with $240 thousand for the same period in the prior year. The decrease in interest and dividend income was due to a decrease in interest income as compared to first quarter of 2023.

Other investment income in the first quarter of 2024 was a $109 thousand loss compared with $721 thousand loss in the first quarter of 2023. These amounts were attributable to unrealized losses on equity investments resulting from changes in the market values of the investments in each quarter.

Income tax expense was $411 thousand for the first quarter of 2024 compared with $514 thousand for the first quarter of 2023. The effective tax rate for the first quarter of 2024 was 12.8 percent compared with 12.9 percent for the first quarter of 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had a $25.0 million revolving credit facility with a money-center bank pursuant to which the lender is obligated to make advances until December 21, 2026. The credit facility is secured by substantially all of our inventories, equipment, and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day, or 90-day Adjusted Term SOFR, as selected by us, plus 1.0 percent, and is payable monthly. We had no outstanding borrowings under the credit facility at March 31, 2024, and we were in compliance with all financial covenants.

At March 31, 2024, we had a total of $18.7 million in cash and cash equivalents, short-term investments, and long-term investments. At December 31, 2023, cash and cash equivalents, short-term investments, and long-term investments totaled $14.4 million.

Cash flows from operating activities of $11.5 million for the three months ended March 31, 2024 were primarily comprised of net income plus the net effect of non-cash expenses, a decrease in inventory, and an increase in accounts receivable. During the first three months of 2024, we used $3.8 million to pay dividends, $3.6 million to purchase investments, and $3.2 million for the addition of property and equipment. During the same period, our maturities and sales of investments generated $2.7 million in cash. For the three months ended March 31, 2023, cash flows from operating activities of $4.3 million were primarily comprised of net income plus the net effect of non-cash expenses, an increase in inventory, and a decrease in accounts receivable. During the first three months of 2023, we used $7.5 million for the addition of property and equipment, $4.2 million for the purchase of investments, $3.8 million for dividends, and $613 thousand for the purchase of treasury stock. During the same period, maturities and sales of investments generated $11.6 million in cash.

At March 31, 2024, we had working capital of $100.3 million, including $7.1 million in cash and cash equivalents and $2.8 million in short-term investments, compared to working capital of $102.1 million at December 31, 2023. The $1.8 million decrease in working capital during the first three months of 2024 was primarily related to a decrease in inventory and prepaid expenses, partially offset by an increase in cash and cash equivalents and accounts receivable.

We believe that our $18.7 million in cash, cash equivalents, short-term investments, and long-term investments, along with cash flows from operations and available borrowings of up to $25.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary.

COVID-19 Impact

We believe the impact of COVID-19 on our business has largely diminished at this time; however, uncertainties continue, particularly around disruptions to the global economy, supply chains, and healthcare systems. Even with the public health actions that have been taken to date, the disease may pose future risks with the emergence of new variants. We will continue to monitor COVID-19 as well as resulting legislative and regulatory changes to manage our response and assess and seek to mitigate potential adverse impacts on our business. For additional discussion regarding COVID-19 and our related risks, see Part I, Item 1A, “Risk Factors” included in our 2023 Form 10-K.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, our plans to hold certain investments for longer than 12 months, our belief that the impact of standards recently issued by the Financial Accounting Standards Board, or other standard-setting bodies, that are not yet effective, will not have a material impact on our consolidated financial statements upon adoption, and our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow, and borrowings under our credit facility, and our access to equity and debt financing. Implementing control and procedure improvements will address the material weakness described below. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the risk that COVID-19 leads to further material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to COVID-19; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that COVID-19 further disrupts local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For the quarter ended March 31, 2024, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2023 Form 10-K.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to the material weakness described in our 2023 Form 10-K. There were no changes in our internal control over financial reporting for the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, as reported in our 2023 Form 10-K, we are planning, initiating, and implementing control and procedure improvements and anticipate that these improvements will address the material weakness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We have no pending legal proceedings of the type described in Item 103 of Regulation S-K.

Item 1A. Risk Factors.

As of the date of this Report, there has been no material change in the risk factors described in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On May 21, 2015, our Board of Directors approved a stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. Our stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time. No repurchases of our stock were made during the three months ended March 31, 2024. As of March 31, 2024, we had repurchased 121,247 shares of our common stock authorized under the program and the number of shares still available for repurchase under the program was 128,753.

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

Atrion Corporation
(Registrant)

Date: May 10, 2024	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: May 10, 2024	By:	/s/ Cindy Ferguson
Cindy Ferguson
Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

