Form 10-Q
period 2024-06-30
ATRION CORP
filed 2024-08-09
CIK 701288

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from_________ to___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at July 26, 2024
Common stock, Par Value $0.10 per share	1,759,954

ATRION CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Revenues	$48,773	$43,838	$96,107	$83,831
Cost of goods sold	32,926	26,584	67,909	51,496
Gross profit	15,847	17,254	28,198	32,335
Operating expenses:
Selling	2,714	2,317	5,486	5,045
General and administrative	11,279	5,951	16,066	12,205
Research and development	1,320	1,607	2,970	3,236
	15,313	9,875	24,522	20,486

Operating income	534	7,379	3,676	11,849

Interest and dividend income	388	127	544	367
Other investment income/(losses)	(542)	98	(651)	(623)
Other income	23	29	37	39
Interest expense	-	(27)	-	(27)
	(131)	227	(70)	(244)

Income before provision for income taxes	403	7,606	3,606	11,605
Provision for income taxes	(1)	(1,043)	(412)	(1,557)

Net income	$402	$6,563	$3,194	$10,048

Net income per basic share	$0.23	$3.73	$1.81	$5.71
Weighted average basic shares outstanding	1,761	1,760	1,761	1,761

Net income per diluted share	$0.23	$3.73	$1.81	$5.70
Weighted average diluted shares outstanding	1,763	1,761	1,762	1,762

Dividends per common share	$2.20	$2.15	$4.40	$4.30

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$11,462	$3,565
Short-term investments	6,124	2,691
Accounts receivable	26,555	23,029
Inventories	67,641	82,307
Prepaid expenses and other current assets	7,480	3,173
	119,262	114,765

Long-term investments	5,624	8,165

Property, plant and equipment	286,224	286,445
Less accumulated depreciation and amortization	163,319	161,098
	122,905	125,347

Other assets and deferred charges:
Patents and licenses	1,015	1,072
Goodwill	9,730	9,730
Other	1,818	1,746
	12,563	12,548

Total assets	$260,354	$260,825

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$16,314	$12,515
Accrued income and other taxes	1,223	106
	17,537	12,621

Other non-current liabilities	3,944	5,315

Stockholders’ equity:
Common stock, par value $0.10 per share; authorized 10,000 shares, issued 3,420 shares	342	342
Additional paid-in capital	67,911	67,331
Retained earnings	377,176	381,754
Treasury shares,1,660 at June 30, 2024 and 1,660 at December 31, 2023, at cost	(206,556)	(206,538)
Total stockholders’ equity	238,873	242,889

Total liabilities and stockholders’ equity	$260,354	$260,825

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$3,194	$10,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,959	7,264
Deferred income taxes	(560)	(1,249)
Stock-based compensation	722	1,039
Net change in unrealized gains and losses on investments	500	623
Net change in accrued interest, premiums, and discounts on investments	(33)	(111)
	11,782	17,614

Changes in operating assets and liabilities:
Accounts receivable	(3,526)	258
Inventories	14,666	(14,459)
Prepaid expenses	(4,307)	(3,142)
Other non-current assets	(72)	200
Accounts payable and accrued liabilities	3,631	2,637
Accrued income and other taxes	1,117	799
Other non-current liabilities	(812)	(177)
Cash flows from operating activities	22,479	3,730

Cash flows from investing activities:
Property, plant and equipment additions	(5,460)	(16,702)
Purchase of investments	(5,570)	(5,644)
Proceeds from sale of investments	327	131
Proceeds from maturities of investments	3,885	19,503
Cash flows from investing activities	(6,818)	(2,712)

Cash flows from financing activities:
Purchase of treasury stock	-	(1,650)
Shares tendered for employees’ withholding taxes on stock-based compensation	(20)	(57)
Dividends paid	(7,744)	(7,568)
Proceeds from draw on line of credit	-	14,540
Repayment of draw on line of credit	-	(10,705)
Cash flows from financing activities	(7,764)	(5,440)

Net change in cash and cash equivalents	7,897	(4,422)
Cash and cash equivalents at beginning of period	3,565	4,731
Cash and cash equivalents at end of period	$11,462	$309

Cash paid for:
Income taxes	$2,234	$2,853

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended
	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balances, April 1, 2023	1,760	$342	1,660	$(205,463)	$66,382	$377,380	$238,641

Net income						6,563	6,563
Stock-based compensation transactions	1		(1)	11	564		575
Shares surrendered in stock transactions				(35)			(35)
Purchase of treasury stock	(1)		1	(1,037)			(1,037)
Dividends						(3,791)	(3,791)
Balances, June 30, 2023	1,760	$342	1,660	$(206,524)	$66,946	$380,152	$240,916

Balances, April 1, 2024	1,760	$342	1,660	$(206,556)	$67,472	$380,665	$241,923

Net income						402	402
Stock-based compensation transactions					439		439
Shares surrendered in stock transactions
Purchase of treasury stock
Dividends						(3,891)	(3,891)
Balances, June 30, 2024	1,760	$342	1,660	$(206,556)	$67,911	$377,176	$238,873

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended
	Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balances, January 1, 2023	1,761	$342	1,659	$(204,830)	$66,347	$377,682	$239,541

Net income						10,048	10,048
Stock-based compensation transactions	1		(1)	13	599		612
Shares surrendered in stock transactions				(57)			(57)
Purchase of treasury stock	(2)		2	(1,650)			(1,650)
Dividends						(7,578)	(7,578)
Balances, June 30, 2023	1,760	$342	1,660	$(206,524)	$66,946	$380,152	$240,916

Balances, January 1, 2024	1,760	$342	1,660	$(206,538)	$67,331	$381,754	$242,889

Net income						3,194	3,194
Stock-based compensation transactions				2	580		582
Shares surrendered in stock transactions				(20)			(20)
Purchase of treasury stock
Dividends						(7,772)	(7,772)
Balances, June 30, 2024	1,760	$342	1,660	$(206,556)	$67,911	$377,176	$238,873

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Atrion Corporation and its subsidiaries (collectively referred to herein as “Atrion,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, these statements include all normal and recurring adjustments necessary to present a fair statement of our consolidated results of operations, financial position, and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that can have a significant impact on our revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 8, 2024, the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments, and estimates, and make changes as we deem necessary.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("2023 Form 10-K").

(2) Merger Agreement

On May 28, 2024, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Nordson Corporation, an Ohio corporation ("Nordson"), and Alpha Medical Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nordson ("Merger Sub"). Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger") effective as of the effective time of the Merger ("Effective Time"). As a result of the Merger, Merger Sub will cease to exist, and the Company will survive as a wholly owned subsidiary of Nordson (the "Surviving Corporation").

Pursuant to the Merger Agreement, at the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time (other than (i) shares of our common stock owned by any direct or indirect wholly owned subsidiary of the Company, Nordson, Merger Sub, or any direct or indirect wholly owned subsidiary of Nordson and (ii) shares of our common stock held by a stockholder who has not voted in favor of the adoption of the Merger Agreement and who has complied with all of the provisions of the General Corporation Law of the State of Delaware concerning the right of holders of shares or our common stock to demand appraisal of their shares) will automatically be converted into the right to receive $460.00 in cash, without interest. The Merger Agreement also provides that, at the Effective Time, each outstanding restricted stock unit granted to an employee or non-employee service provider, whether stock-settled or cash-settled, whether settled on a current or deferred basis (including any time-based restricted stock unit granted to a non-employee director which settles on a deferred basis, and any restricted stock unit with market- or performance-based conditions), whether vested but unsettled or unvested, will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) $460.00 and (ii) the aggregate number of shares of our common stock underlying or denominated by such stock unit (with respect to performance-based stock units, vesting at target), less applicable taxes and authorized deductions.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consummation of the Merger is subject to the satisfaction or waiver of various customary conditions set forth in the Merger Agreement, including, but not limited to:

•	the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the issued and outstanding shares of our common stock;

•	the absence of any restraint or law preventing or prohibiting the consummation of the Merger;

•	the accuracy of Nordson's, Merger Sub's, and our representations and warranties (subject to certain materiality qualifiers);

•	Nordson's, Merger Sub's, and our compliance in all material respects with their respective covenants and agreements required by the Merger Agreement to be performed or complied with before the Effective Time; and

•	the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) occurring since May 28, 2024.

Consummation of the Merger is not subject to a financing condition.

The Merger is expected to close in the third calendar quarter of 2024.

If the Merger is consummated, shares of our common stock will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended.

During the second quarter, we incurred $5.0 million of legal and financial advisory fees related to the merger, which were recorded in general and administrative operating expenses.

(3) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out method. The following table details the major components of inventories (in thousands):

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30,	December 31,
	2024	2023
Raw materials	$34,393	$37,770
Work in process	15,245	17,462
Finished goods	18,003	27,075
Total inventories	$67,641	$82,307

The decrease in inventories is partially due to a $2.3 million one-time inventory write-off at one of our subsidiaries, during the first quarter of 2024, attributable to a correction of a prior-year immaterial error related to our 2023 10-K.

(4) Income per share

The following is the computation for basic and diluted income per share:

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Net income	$402	$6,563	$3,194	$10,048
Weighted average basic shares outstanding	1,761	1,760	1,761	1,761
Add: Effect of dilutive securities	2	1	1	1
Weighted average diluted shares outstanding	1,763	1,761	1,762	1,762
Earnings per share:
Basic	$0.23	$3.73	$1.81	$5.71
Diluted	$0.23	$3.73	$1.81	$5.70

Incremental shares from stock options and restricted stock units were included in the calculation of weighted average diluted shares outstanding using the treasury stock method. Potential dilutive securities have been excluded when their inclusion would be anti-dilutive.

(5) Investments

As of June 30, 2024, we held investments in bonds, money market accounts, mutual funds, and equity securities. The bonds are considered held-to-maturity and are recorded at amortized cost in the accompanying consolidated balance sheets. The money market accounts, equity securities, and mutual funds are recorded at fair value in the accompanying consolidated balance sheets. The fair values of these investments were estimated using recently executed transactions and market price quotations. We consider as current assets those investments which will mature in the next 12 months including interest receivable on the long-term bonds. The remaining investments are considered non-current assets which we intend to hold longer than 12 months.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s cash and cash equivalents and our short- and long-term investments are as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents:
Money market funds	$11,452	$3,563
Cash deposits	10	2
Total cash and cash equivalents	$11,462	$3,565

Short-term investments:
Bonds (held-to-maturity)	$5,944	$2,552
Equity securities (available for sale)	180	139
Total short-term investments	$6,124	$2,691
Long-term investments:
Equity securities (available for sale)	$3,809	$4,354
Mutual funds (available for sale)	1,773	236
Bonds (held-to-maturity)	42	3,575
Total long-term investments	$5,624	$8,165
Total cash, cash equivalents and short and long-term investments	$23,210	$14,421

We utilize a lifetime “expected credit loss” measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. During the second quarter of 2024, our allowance for credit losses was immaterial.

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the amortized cost of our held-to-maturity bonds at June 30, 2024 aggregated by credit quality indicator (in thousands):

Held-to-Maturity Bonds

Credit Quality Indicators	Fed Govt. Bonds/Notes	Corporate Bonds	Totals
AAA/AA/A	$2,458	$502	$2,960
BBB/BB	-	3,026	3,026
TOTAL	$2,458	$3,528	$5,986

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

			Gross Unrealized
	Level	Cost	Gains	Losses	Fair Value
As of June 30, 2024:
Money market	1	$11,452	$-	$-	$11,452
Bonds	2	$5,986	$-	$(66)	$5,920
Mutual funds	1	$1,811	$-	$(38)	$1,773
Equity investments	2	$6,054	$-	$(2,065)	$3,989

As of December 31, 2023:
Money Market	1	$3,563	$-	$-	$3,563
Bonds	2	$6,127	$1	$(82)	$6,046
Mutual funds	1	$279	$-	$(43)	$236
Equity investments	2	$6,054	$-	$(1,561)	$4,493

The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. The bonds represent investments in various issuers at June 30, 2024. The unrealized losses for some of these bond investments reflect changes in interest rates following their acquisition. As of June 30, 2024, we had four bond investments in a loss position for more than 12 months.

At June 30, 2024, the length of time to maturity for the bonds we held ranged from 1 to 18 months.

(6) Patents and Licenses

Patents and license fees paid for the use of other entities’ patents are amortized over the useful life of the patent or license. The following tables provide information regarding patents and licenses (dollars in thousands):

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024			December 31, 2023
Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Original Life (years)	Gross Carrying Amount	Accumulated Amortization
15.67	$13,840	$12,825	15.67	$13,840	$12,768

Aggregated amortization expense for patents and licenses was $28 thousand in the three-month period ended June 30, 2024 and 2023, respectively. Aggregated amortization expense for patents and licenses was $57 thousand in the six-month period ended June 30, 2024 and 2023.

Estimated future amortization expense for each of the years set forth below ending December 31 is as follows (in thousands):

2025	$112
2026	$112
2027	$108
2028	$108
2029	$108

(7) Revenues

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

A summary of revenue by geographic area, based on shipping destination, for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$30,820	$27,580	$61,907	$52,448
European Union	7,663	6,581	13,976	14,666
All other regions	10,290	9,677	20,224	16,717
Total	$48,773	$43,838	$96,107	$83,831

ATRION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of revenue by product line for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Fluid Delivery	$20,410	$17,278	$39,947	$34,863
Cardiovascular	21,098	18,733	41,114	34,398
Ophthalmology	1,674	2,790	3,150	4,149
Other	5,591	5,037	11,896	10,421
Total	$48,773	$43,838	$96,107	$83,831

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

(8) Recent Accounting Pronouncements

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

For the three months ended June 30, 2024, we reported revenues of $48.8 million, up 11 percent, operating income of $0.5 million, down 93 percent, and net income of $0.4 million, down 94 percent, as compared to the three months ended June 30, 2023. Operating income for the three months ended June 30, 2024 includes $5.0 million of expenses related to the pending merger with Nordson.

As described more fully under Item 1, Note 2, Merger Agreement, on May 28, 2024, we entered into a Merger Agreement providing for the acquisition of the Company by Nordson. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time, with certain limited exceptions, will be converted into the right to receive $460.00 in cash, without interest. The consummation of the Merger is subject to the satisfaction or waiver of various customary conditions set forth in the Merger Agreement, including, but not limited to, the adoption of the Merger Agreement by the Company’s stockholders and the receipt of certain regulatory approvals. The consummation of the Merger is not subject to a financing condition.

The descriptions of the Merger and the Merger Agreement in Item 1, Note 2, Merger Agreement and above do not purport to be and are not complete and are subject to and qualified in their entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2024.

We have filed a proxy statement with the SEC on Schedule 14A with respect to the approval of the Merger. You may obtain copies of all documents filed by us with the SEC regarding this transaction, free of charge, at the SEC's website, www.sec.gov or from the investor section of our website at www.atrioncorp.com.

Results for the three months ended June 30, 2024

Consolidated net income totaled $0.4 million, or $0.23 per basic and diluted share, in the second quarter of 2024. This is compared with consolidated net income of $6.6 million, or $3.73 per basic and diluted share, in the second quarter of 2023. The income per basic share computations are based on weighted average basic shares outstanding of 1,761 thousand in the 2024 period and 1,760 thousand in the 2023 period. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,763 thousand in the 2024 period and 1,761 thousand in the 2023 period.

Consolidated revenues of $48.8 million for the second quarter of 2024 were 11.3 percent higher than revenues of $43.8 million for the second quarter of 2023. Our second quarter 2024 results, as compared to second quarter 2023, were favorably impacted by an 18.1 percent increase in Fluid Delivery revenue, a 12.6 percent increase in cardiovascular revenue, and an 11.0 percent increase in Other revenues. These increases were slightly offset by a 40.0 percent decrease in Ophthalmology revenue.

Revenues by product line were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023

Fluid Delivery	$20,410	$17,278
Cardiovascular	21,098	18,733
Ophthalmology	1,674	2,790
Other	5,591	5,037
Total	$48,773	$43,838

Cost of goods sold of $32.9 million for the second quarter of 2024 was 23.9 percent higher than our cost of goods sold of $26.6 million for the second quarter of 2023, primarily due to increased manufacturing costs, driven by under absorption. Our cost of goods sold in the second quarter of 2024 was 67.5 percent of revenue compared to 60.6 percent of revenue in the second quarter of 2023.

Gross profit of $15.8 million in the second quarter of 2024 was $1.4 million or 8.2 percent lower than in the comparable 2023 period. Our gross profit percentage in the second quarter of 2024 was 32.5 percent of revenues compared with 39.4 percent of revenues in the second quarter of 2023. The decrease in gross profit percentage in the 2024 period compared to the 2023 period was related to the higher manufacturing costs discussed above.

Our second quarter 2024 operating expenses of $15.3 million were $5.4 million higher than the operating expenses for the second quarter of 2023. This increase was attributable to a $5.3 million increase in general and administrative expenses primarily driven by merger-related legal and financial advisory fees, and a $396 thousand increase in selling expenses, attributable to an increase in compensation costs. These increases were partially offset by a $286 thousand decrease in R&D expenses, primarily related to outside services.

Operating income of $0.5 million in the second quarter of 2024 represented a $6.8 million, or 92.8 percent, decrease in operating income compared to second quarter 2023. This decrease was driven by the merger-related fees and gross profit decreases discussed above. Operating income was 1.1 percent of revenues for the second quarter of 2024 and 16.8 percent of revenues for the second quarter of 2023.

Interest and dividend income in the second quarter of 2024 was $388 thousand compared with $127 thousand for the same period in the prior year. The increase in interest and dividend income was due to higher interest received.

Other investment income in the second quarter of 2024 was a $542 thousand loss compared with Other investment gain of $98 thousand in the second quarter of 2023. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of the investments in each quarter.

Income tax expense was $1 thousand for the second quarter of 2024 compared with $1.0 million for the second quarter of 2023. The effective tax rate for the second quarter of 2024 was 0.3 percent compared with 13.7 percent for the second quarter of 2023. This lower effective tax rate compared to the prior year second quarter is driven by the impact of the R&D and FDII credits on lower taxable income attributable to the merger-related operating expenses.

Results for the six months ended June 30, 2024

Consolidated net income totaled $3.2 million, or $1.81 per basic and diluted share, in the first six months of 2024. This is compared with consolidated net income of $10.0 million, or $5.71 per basic and $5.70 per diluted share, in the first six months of 2023. The income per basic share computations are based on weighted average basic shares outstanding of 1,761 thousand in the 2024 and 2023 period, respectively. The income per diluted share computations are based on weighted average diluted shares outstanding of 1,762 thousand in the 2024 and 2023 period, respectively.

Consolidated revenues of $96.1 million for the first six months of 2024 were 14.6 percent higher than revenues of $83.8 million for the first six months of 2023. This increase in revenue was due to increased sales volumes in the Cardiovascular, Fluid Delivery and Other product lines.

Revenues by product line were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023

Fluid Delivery	$39,947	$34,863
Cardiovascular	41,114	34,398
Ophthalmology	3,150	4,149
Other	11,896	10,421
Total	$96,107	$83,831

Cost of goods sold of $67.9 million for the first six months of 2024 was $16.4 million higher than in the comparable 2023 period. This increase was mainly due to increased manufacturing costs driven by under absorption as well as a $2.3 million one-time inventory write-off at one of our subsidiaries, during the first quarter of 2024, attributable to a correction of a prior-year immaterial error related to our 2023 10-K. Our cost of goods sold in the first six months of 2024 was 70.7 percent of revenues compared to 61.4 percent of revenues in the first six months of 2023.

Gross profit was $28.2 million in the first six months of 2024 and $32.3 million in the first six months of 2023. Our gross profit percentage was 29.3 percent of revenues in the first six months in 2024 and 38.6 percent in 2023. The decrease in gross profit percentage in the 2024 period compared to the 2023 period was related to the higher manufacturing costs and the first quarter inventory write off described above.

Operating expenses of $24.5 million for the first six months of 2024 were $4.0 million higher than the operating expenses for the first six months of 2023. This increase was attributable to a $3.9 million increase in general and administrative expenses, primarily related to the legal and financial advisory merger-related costs previously described, and a $411 thousand increase in selling expenses, primarily related to commissions. This increase was partially offset by a $266 thousand decrease in R&D expenses, related to outside services.

Operating income of $3.7 million for the first six months of 2024 represented an $8.2 million or 69.0 percent decrease in operating income from the first six months of 2023. Operating income was 3.8 percent of revenues for the first six months of 2024 and 14.1 percent of revenues for the first six months of 2023.

Interest and dividend income for the first six months of 2024 was $544 thousand, compared with $367 thousand for the same period in the prior year. The increase in interest and dividend income was primarily due to higher interest received.

Other investment income for the first six months of 2024 was a $651 thousand loss compared to a $623 thousand loss in the first six months of 2023. These amounts were attributable to unrealized gains and losses on equity investments resulting from changes in the market values of our investments in each time period.

Income tax expense was $0.4 million for the first six months in 2024 and $1.6 million for the first six months in 2023. The effective tax rate for the first six months of 2024 was 11.4 percent, compared with 13.4 percent for the first six months of 2023. This lower effective tax rate as compared to the prior year second quarter is driven by the impact of the R&D and FDII credits on lower taxable income attributable to merger-related operating expenses.

Liquidity and Capital Resources

As of June 30, 2024, we had a $25.0 million revolving credit facility with a money-center bank pursuant to which the lender is obligated to make advances until December 21, 2026. The credit facility is secured by substantially all of our inventories, equipment, and accounts receivable. Interest under the credit facility is assessed at 30-day, 60-day, or 90-day Adjusted Term SOFR, as selected by us, plus 1.0 percent, and is payable monthly. We had no outstanding borrowings under the credit facility at June 30, 2024, and we were in compliance with all financial covenants.

At June 30, 2024, we had a total of $23.2 million in cash and cash equivalents, short-term investments, and long-term investments. At December 31, 2023, cash and cash equivalents, short-term investments, and long-term investments totaled $14.4 million.

Cash flows from operating activities of $22.5 million for the six months ended June 30, 2024 were primarily comprised of net income plus the net effect of non-cash expenses and a decrease in inventory and increase in accounts payable, partially offset by increases in accounts receivable and prepaid expenses. During the first six months of 2024, we used $7.7 million for dividends, $5.6 million for the purchase of investments, and $5.5 million for the addition of property and equipment. During the same period, our maturities and sales of investments generated $4.2 million in cash. For the six months ended June 30, 2023, cash flows from operating activities of $3.7 million were primarily comprised of net income plus the net effect of non-cash expenses and an increase in inventory and prepaid expenses. During the first six months of 2023, we used $16.7 million for the addition of property and equipment, $7.6 million for dividends, $5.6 million for the purchase of investments, and $1.7 million for the purchase of treasury stock. During the same period, our maturities and sales of investments generated $19.6 million in cash, and our cash borrowings under our credit facility at June 30, 2023 were $3.8 million.

At June 30, 2024, we had working capital of $101.7 million, including $11.5 million in cash and cash equivalents and $6.1 million in short-term investments, compared to working capital of $102.1 million at December 31, 2023. The $0.4 million decrease in working capital during the first six months of 2024 was primarily related to an increase in accounts payable and a decrease in inventory, offset by an increase in cash, short-term investments, and prepaid expenses.

We believe that our $23.2 million in cash, cash equivalents, short-term investments, and long-term investments, along with cash flows from operations and available borrowings of up to $25.0 million under our credit facility, will be sufficient to fund our cash requirements for at least the foreseeable future. We believe that our strong financial position would allow us to access equity or debt financing should that be necessary.

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

Forward Looking Statements

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q that are forward-looking are based upon current expectations, and actual results or future events may differ materially. Therefore, the inclusion of such forward-looking information should not be regarded as a representation by us that our objectives or plans will be achieved. Such statements include, but are not limited to, the effects, financial and business impact, and anticipated benefits of the Merger, the closing of the Merger and the timing thereof, business plans and strategy, product launches and product performance and impact, our plans to hold certain investments for longer than 12 months, our belief that the impact of standards recently issued by the Financial Accounting Standards Board, or other standard-setting bodies, that are not yet effective, will not have a material impact on our consolidated financial statements upon adoption, our ability to fund our cash requirements for the foreseeable future with our current assets, long-term investments, cash flow, and borrowings under our credit facility, our access to equity and debt financing, and implementing control and procedure improvements will address the material weakness described below. Words such as “expects,” “believes,” “anticipates,” “intends,” “should,” “plans,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements contained herein involve numerous risks and uncertainties, and there are a number of factors that could cause actual results or future events to differ materially, including, but not limited to, the following: the specific risk factors discussed in Part I, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q, the risk that COVID-19 leads to further material delays and cancellations of, or reduced demand for, procedures in which our products are utilized; curtailed or delayed capital spending by hospitals and other healthcare providers; disruption to our supply chain; closures of our facilities; delays in training; delays in gathering clinical evidence; diversion of management and other resources to respond to COVID-19; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that COVID-19 further disrupts local economies and causes economies in our key markets to enter prolonged recessions; changing economic, market and business conditions; acts of war or terrorism; the effects of governmental regulation; the impact of competition and new technologies; slower-than-anticipated introduction of new products or implementation of marketing strategies; implementation of new manufacturing processes or implementation of new information systems; our ability to protect our intellectual property; changes in the prices of raw materials; changes in product mix; intellectual property and product liability claims and product recalls; the ability to attract and retain qualified personnel; and the loss of, or any material reduction in sales to, any significant customers. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic review which may cause us to alter our marketing, capital expenditures or other budgets, which in turn may affect our results of operations and financial condition. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report on Form 10-Q. New risks and uncertainties may arise from time to time and are difficult to predict. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not undertake any obligation, and disclaim any duty, to supplement, update or revise such statements, whether as a result of subsequent events, changed expectations or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For the quarter ended June 30, 2024, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2023 Form 10-K.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to the material weakness described in our 2023 Form 10-K. There were no changes in our internal control over financial reporting for the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, as reported in our 2023 Form 10-K, we are planning, initiating, and implementing control and procedure improvements and anticipate that these improvements will address the material weakness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various legal proceedings and claims that may arise in the ordinary course of business.

On July 26, 2024, a purported stockholder of the Company filed a complaint related to the Merger. The complaint was filed in the Supreme Court of the State of New York in Nassau County and is captioned Levy v. Athey, et al., Case No. 613208/2024. The Levy complaint names as defendants the Company, the members of our Board of Directors, Nordson, and Campaign Management LLC. The Levy complaint asserts claims for negligent misrepresentation and concealment and negligence under New York common law related to purported disclosure deficiencies in the proxy statement. The Levy complaint seeks, among other relief, (i) declarations that the proxy statement contains misrepresentations as a result of defendants’ purported negligence, (ii) injunctive relief requiring the Company to issue purportedly complete disclosures, (iii) injunctive relief preventing and/or rescinding the vote on the Merger until such disclosures are issued, (iv) attorneys’ fees and costs, and (v) such other and further relief that the court may find just and proper.

On August 6, 2024, a second purported stockholder of the Company filed a complaint related to the Merger. The complaint was filed in the Supreme Court of the State of New York in New York County and is captioned Stevens v. Atrion Corporation, et al., Case No. 653966/2024. The Stevens complaint names as defendants Atrion and the members of our Board of Directors. The Stevens complaint asserts claims for negligent misrepresentation and concealment and negligence under New York common law related to purported disclosure deficiencies in the proxy statement. The Stevens complaint seeks, among other relief, (i) injunctive relief preventing the closing of the Merger until defendants issue purportedly complete disclosures regarding the Merger, (ii) rescission of the Merger and/or actual and punitive damages in the event the Merger is consummated prior to such disclosures being issued, (iii) attorneys’ fees and costs, and (iv) such other and further relief that the court may find just and proper.

On August 7, 2024, a third purported stockholder of the Company filed a complaint related to the Merger. The complaint was filed in the Supreme Court of the State of New York in New York County and is captioned Jones v. Atrion Corporation, et al., Case No. 653991/2024. The Jones complaint names as defendants Atrion and the members of our Board of Directors. The Jones complaint asserts claims for negligent misrepresentation and concealment and negligence under New York common law related to purported disclosure deficiencies in the proxy statement. The Jones complaint seeks, among other relief, (i) injunctive relief preventing the closing of the Merger until defendants issue purportedly complete disclosures regarding the Merger, (ii) rescission of the Merger and/or actual and punitive damages in the event the Merger is consummated prior to such disclosures being issued, (iii) attorneys’ fees and costs, and (iv) such other and further relief that the court may find just and proper.

In addition, the Company has received a number of demand letters, including two that attach draft complaints, from purported stockholders of the Company (the “Demand Letters”), which generally allege that the proxy statement (or the preliminary proxy statement filed by the Company) contains disclosure deficiencies in breach of fiduciary duties and in violation of Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. The Demand Letters seek corrective disclosures in respect of such alleged deficiencies in advance of the special meeting of stockholders relating to the Merger.

The Company believes that the allegations and claims asserted in the Demand Letters and the filed complaints are without merit and that it has substantial defenses to such allegations and claims. An estimate of the possible loss or range of losses cannot be made at this time.

Item 1A. Risk Factors.

We operate in an environment that involves a number of risks and uncertainties, which are described in our 2024 Annual Report. Other than the following Merger-related risk factors, there have been no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K.

Risks Related to the Merger

The Merger Agreement and the pendency or failure of the Merger could have a material adverse effect on our business, results of operations, financial condition, and stock price.

On May 28, 2024, we entered into a Merger Agreement by and among the Company, Nordson, and Merger Sub. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger") effective as of the Effective Time. During the period between the execution of the Merger Agreement and the Effective Time, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger and the transactions contemplated by the Merger, which may impact our business relationships, financial condition, and operating results. Some of these risks include:

•	difficulties maintaining relationships with vendors, suppliers, service providers, customers, and other business partners, which may defer decisions about working with us, move to our competitors, or seek to change existing relationships with us;

•	uncertainties caused by negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in the Company;

•	distraction of our current employees as a result of the Merger which could result in a decline in their productivity or cause distractions in the workplace;

•	our inability to attract new employees or retain current employees due to uncertainties related to the Merger;

•	diversion of significant management time and resources towards the completion of the Merger and transactions related to the Merger;

•	impact of costs related to completion of the Merger and transactions related to the Merger;

•	our inability to solicit other acquisition proposals, pursue alternative business opportunities, make strategic changes to our business, and other restrictions on our ability to conduct our business under the Merger Agreement; and

•	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

If the Merger Agreement is terminated, under certain conditions, we may be obligated to pay Nordson a substantial termination fee, which could require us to incur additional debt and reduce the amount of cash we have available to fund our operations.

Upon the occurrence of any of the following events, we must pay to Nordson the amount of $20.0 million:

•

if the Merger Agreement is validly terminated by us or by Nordson because (A) the Effective Time has not occurred on or before the outside date of February 28, 2025, with an available extension (if necessary) to August 28, 2025 (the “Termination Date”), or (B) the Merger Agreement fails to receive the approval of our stockholders at the special meeting that is scheduled to be held on August 19, 2024 and if (1) at or prior to the Termination Date, an acquisition proposal has been publicly announced, disclosed, or otherwise made public that remains outstanding and is not publicly withdrawn as of seven business days prior to the special meeting (or The termination Date in the case of termination pursuant to clause (A)), and (2) within 12 months of the Termination Date, an acquisition proposal is consummated by us or one of our subsidiaries, or a definitive agreement with respect to an acquisition proposal is entered into by us or one of our subsidiaries or is submitted to our stockholders or the stockholders of one of our subsidiaries for adoption;

•

If, under certain circumstances, the Merger Agreement is validly terminated by Nordson due to our material breach of the Merger Agreement, and if (1) at or prior to the Termination Date, an acquisition proposal has been publicly announced, disclosed, or otherwise made public that remains outstanding and is not publicly withdrawn as of the Termination Date, and (2) within 12 months of the Termination Date, an acquisition proposal is consummated by us or one of our subsidiaries, or a definitive agreement with respect to an acquisition proposal is entered into by us or one of our subsidiaries or is submitted to our stockholders or the stockholders of one of our subsidiaries for adoption;

•

If the Merger Agreement is validly terminated by Nordson because, prior to obtaining the approval of our stockholders, our Board of Directors effects an Adverse Recommendation Change (as defined in the Merger Agreement); or

•

If the Merger Agreement is validly terminated by us, at any time prior to the time at which our stockholder approval is obtained, if our Board of Directors determines to enter into an acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement) in accordance with the terms of the Merger Agreement.

If we are required to pay the termination fee, we may be required to incur additional debt and use funds that we would otherwise have been able to use for general corporate expenses, capital expenditures, or for other purposes.

Pursuant to the Merger Agreement, we are subject to certain restrictions on our business activities.

During the period from the date of the Merger Agreement until the earlier of the Effective Time and the termination of the Merger Agreement, we are generally required to conduct our business in the ordinary course consistent with past practice. However, we are restricted from taking certain actions without Nordson’s prior consent, which is not to be unreasonably withheld, conditioned, or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase our common stock, pay dividends, incur indebtedness, issue stock-based awards, amend or change certain compensation arrangements, enter into, amend or terminate certain contracts, initiate or settle certain litigation, or change tax classifications and elections. Such restrictions could prevent us from pursuing strategic business opportunities, limit our ability to respond effectively and timely to competitive pressures, industry developments, economic conditions and future opportunities, and otherwise have an adverse effect on our business, results of operations and financial condition.

Litigation related to the Merger could prevent or delay the completion of the Merger or otherwise negatively affect our business and operations.

Putative stockholder complaints, including stockholder class action complaints, demands for books and records, and other complaints or actions may be filed against us, our Board of Directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us or our Board of Directors could delay or prevent the Merger, and we may incur additional costs in connection with the defense or settlement of any such litigation related to the Merger, including costs associated with the indemnification of obligations to our directors, any of which could adversely affect our business, results of operations, and financial condition.

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business.

There can be no assurance that our business, our relationships, or our financial condition will not be adversely affected if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in several ways, including the following:

•	to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, it may be negatively impacted because of a failure to complete the Merger within the expected timeframe or at all;

•	investor and consumer confidence in our business could decline, litigation could be brought against us, relationships with vendors, service providers, landlords, investors, and other business partners may be adversely impacted, and we may be unable to retain key personnel;

•	we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger and the transactions contemplated by the Merger, for which we may receive little or no benefit if the Merger and the transactions contemplated by the Merger are not completed. Many of these fees and costs will be payable by us even if the Merger and the transactions contemplated by the Merger are not completed and may relate to activities that we would not have undertaken other than to complete the Merger; and

•	failure to complete the Merger, may result in negative publicity and a negative impression of us in the investment community.

The Merger Agreement contains provisions that could make it difficult for a third party to make a superior acquisition proposal.

The Merger Agreement contains certain customary restrictions on our ability to solicit proposals from third parties for an acquisition of the Company during the pendency of the Merger. In addition, subject to certain customary “fiduciary out” exceptions, our Board of Directors is required to recommend that our stockholders vote in favor of the approval of the Merger, the Merger Agreement, and the transactions contemplated thereby.

As discussed in further detail above under the heading “If the Merger Agreement is terminated, under certain conditions, we may be obligated to pay Nordson a substantial termination fee, which could require us to incur additional debt and reduce the amount of cash we have available to fund our operations,” we would be required to pay Nordson the termination fee under certain conditions in connection with the termination of the Merger Agreement.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of the Company, including proposals that may be deemed to offer greater value to our stockholders than the transaction consideration of $460.00 per share. Furthermore, even if a third party elects to propose an acquisition, the requirement that we must pay a termination fee to accept any such proposal may cause that third party to offer a lower price to our stockholders than such third party might have otherwise offered.

Actions of activist stockholders or other parties may impair our ability to consummate the Merger or otherwise negatively impact our business.

Actions taken by activist stockholders could impair our ability to satisfy conditions to the consummation of the Merger, including receiving the stockholder approval, or otherwise preclude us from consummating the Merger. Activist stockholders could also take actions that disrupt our business, divert the time and attention of management and our employees away from our business operations, cause us to incur substantial additional expense, create perceived uncertainties among current and potential customers, suppliers, employees, and other constituencies as to our future direction as a consequence thereof, which may result in lost sales, impaired supplier relationships, or other business arrangements and the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel and business partners.

The occurrence of any of these Merger-related events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 21, 2015, our Board of Directors approved a stock repurchase program pursuant to which we can repurchase up to 250,000 shares of our common stock from time to time in open market or privately-negotiated transactions. Our stock repurchase program has no expiration date but may be terminated by our Board of Directors at any time. No repurchases of our stock were made during the three months ended June 30, 2024. As of June 30, 2024, we had repurchased 121,247 shares of our common stock authorized under the program and the number of shares still available for repurchase under the program was 128,753.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of May 28, 2024, by and among Nordson Corporation, Alpha Merger Sub, Inc. and Atrion Corporation incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2024

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes – Oxley Act Of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atrion Corporation (Registrant)

Date: August 8, 2024	By:	/s/ David A. Battat
David A. Battat
President and
Chief Executive Officer

Date: August 8, 2024	By:	/s/ Cindy Ferguson
Cindy Ferguson
Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

